Form 10-Q
period 1998-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 1998-08-12
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                           Commission File No. 0-24429

                   Cognizant Technology Solutions Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                               13-3728359
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

1700 Broadway, 26th Floor, New York, New York                              10019
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                   (212) 887-2385
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes:     X                   No:     X*

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1998:
                Class                              Number of Shares
                -----                              ----------------

 Class A Common Stock, par value $.01                  3,468,300
              per share

 Class B Common Stock, par value $.01
              per share                                5,645,450
-----------------
*Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on June 18, 1998, when its Registration Statement on Form S-1 and Form 8-A were declared effective by the Commission. On June 24, 1998, the Company consummated its Initial Public Offering of 2,917,000 shares of its common stock at a price of $10.00 per share, 2,500,000 of which were issued and sold by the Company and 417,000 of which were sold by Cognizant Corporation, the Registrant's parent Company.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

       Item 1. Condensed Consolidated Financial Statements.............    1

               Condensed Consolidated Statements of Financial Position
               (unaudited) as of June 30, 1998 and December 31, 1997...    2

               Condensed Consolidated Statements of Income
               for the Three Months and Six Months Ended
               June 30, 1998 and 1997 (unaudited)......................    3

               Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1998 and 1997 (unaudited).....    4

               Notes to Condensed Consolidated Financial Statements
               (unaudited).............................................    5

       Item 2. Management's Discussion and Analysis of
               Results of Operations and Financial Condition ..........    7

PART II.  OTHER INFORMATION

       Item 1. Changes in Securities and Use of Proceeds...............   15

       Item 6. Exhibits and Reports on Form 8-K........................   15

SIGNATURES.............................................................   16

                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements


                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    As of June 30, 1998 and December 31, 1997
                    (dollars in thousands, except par values)

                                                                                     June 30,    December 31,
                                                                                       1998         1997
                                                                                     --------     --------
                                                                                   (unaudited)
                                       Assets
Current assets:
     Cash and cash equivalents .................................................     $ 21,515     $  2,715
     Trade accounts receivable-net .............................................        7,113        4,733
     Trade accounts receivable-related party ...................................        1,768        2,670
     Other current assets ......................................................        2,075          778
                                                                                     --------     --------
         Total current assets ..................................................       32,471       10,896
                                                                                     --------     --------

Property and equipment, net ....................................................        5,427        4,453
Goodwill, net ..................................................................        1,988        2,147
Other assets ...................................................................          171          802
                                                                                     --------     --------
         Total assets ..........................................................     $ 40,057     $ 18,298
                                                                                     ========     ========

                        Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable ..........................................................     $    919     $  1,543
     Accrued and other current liabilities .....................................        7,165        3,659
                                                                                     --------     --------
         Total current liabilities .............................................        8,084        5,202

Deferred income taxes ..........................................................        3,845        2,593
Due to related party ...........................................................           23        6,646
                                                                                     --------     --------
         Total liabilities .....................................................       11,952       14,441
                                                                                     --------     --------

Commitments and Contingencies

Mandatorily redeemable common stock (113,750 shares issued and
     outstanding at December 31, 1997, none at June 30, 1998) ..................           --          438
                                                                                     --------     --------

Stockholders equity:
Preferred stock, $.10 par value, 15,000,000 shares authorized none issued ......           --           --
Class A common stock, $.01 par value, 100,000,000 shares authorized,
     2,917,000 shares and 417,000 shares issued and outstanding at
     June 30, 1998 and December 31, 1997, respectively .........................           30            4
Class B common stock, $.01 par value, 15,000,000 shares authorized,
     6,083,000 shares issued and outstanding at
     June 30, 1998 and December 31, 1997, respectively .........................           61           61
Additional paid-in-capital .....................................................       24,300        1,420
Retained earnings ..............................................................        3,714        1,936
Cumulative translation adjustment ..............................................           --           (2)
                                                                                     --------     --------
         Total stockholders' equity ............................................       28,105        3,419
                                                                                     --------     --------

         Total liabilities and stockholders' equity ............................     $ 40,057     $ 18,298
                                                                                     ========     ========

                             See accompanying notes to consolidated financial statements (unaudited).


                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                                   ---------------------------        -------------------------
                                                                     1998              1997              1998              1997
                                                                     ----              ----              ----              ----
Revenues .................................................         $  8,493          $  2,730          $ 15,022          $  4,869
Revenues - related party .................................            4,175             2,589             7,884             4,706
                                                                   --------          --------          --------          --------

   Total revenues ........................................           12,668             5,319            22,906             9,575

Cost of revenues .........................................            7,326             3,144            13,255             5,551
                                                                   --------          --------          --------          --------

Gross profit .............................................            5,342             2,175             9,651             4,024

Selling, general and administrative
   expenses ..............................................            3,225             1,525             5,930             2,928

Depreciation and amortization expense ....................              535               320             1,015               601
                                                                   --------          --------          --------          --------

Income from operations ...................................            1,582               330             2,706               495

Other income:
   Interest income .......................................               48                 2                79                 3
   Other income - net ....................................               74                --                57                --
                                                                   --------          --------          --------          --------
     Total other income ..................................              122                 2               136                 3
                                                                   --------          --------          --------          --------

Income before provision for income taxes .................            1,704               332             2,842               498

Provision for income taxes ...............................             (638)              (55)           (1,064)              (74)

Minority interest ........................................             --                (170)               --              (274)
                                                                   --------          --------          --------          --------

Net income ...............................................         $  1,066          $    107          $  1,778          $    150
                                                                   ========          ========          ========          ========

Basic earnings per share .................................         $   0.15          $   0.02          $   0.26          $   0.02
                                                                   ========          ========          ========          ========

Diluted earnings per share ...............................         $   0.15          $   0.02          $   0.25          $   0.02
                                                                   ========          ========          ========          ========

Weighted average number of common
   shares outstanding ....................................            6,943             6,500             6,779             6,500
                                                                   ========          ========          ========          ========

Weighted average number of common
   shares and stock options outstanding ..................            7,173             6,500             7,003             6,500
                                                                   ========          ========          ========          ========

 The accompanying notes are an integral part of the consolidated financial statements.


                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                           For the Six Months Ended
                                                                           ------------------------
                                                                              June 30,   June 30,
                                                                               1998        1997
                                                                             --------    --------

Cash flows from operating activities:
Net income .............................................................   $  1,778    $    150
Adjustments to Reconcile of net income to net cash provided by operating activities:
         Depreciation and amortization .................................      1,015         601
         Provision for doubtful accounts ...............................        (62)         --
         Deferred income taxes .........................................      1,252         329
         Minority interest .............................................         --         274

Changes in assets and liabilities:
         Accounts receivable ...........................................     (1,478)     (2,327)
         Other current assets ..........................................     (1,297)     (1,047)
         Other assets ..................................................        631         410
         Accounts payable ..............................................       (624)      1,122
         Accrued and other liabilities .................................      3,506        (214)
                                                                           --------    --------
Net cash provided by (used in) operating activities ....................      4,721        (702)
                                                                           --------    --------
Cash flows from investing activities:
Purchase of property and equipment .....................................     (1,830)     (1,272)
                                                                           --------    --------

Cash flows from financing activities:
Proceeds from issued shares/contributed capital ........................     22,532        (130)
Proceeds (to) from related party .......................................     (6,623)        945
                                                                           --------    --------
         Net cash provided by financing activities .....................     15,909         815
                                                                           --------    --------

Effect of exchange rate changes on cash and cash equivalents:
(Decrease) Increase  in cash and cash equivalents ......................     18,800      (1,159)
Cash and cash equivalents, beginning of year ...........................      2,715       1,810
                                                                           --------    --------
         Cash and cash equivalents, end of period ......................   $ 21,515    $    651
                                                                           ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest ..........................   $     --    $      9
     Cash paid during the period for income taxes ......................   $     --    $     --


 The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          (Dollar Amounts in Thousands)


Note 1 - Interim Condensed Consolidated Financial Statements:
-------------------------------------------------------------

         The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The condensed consolidated financial statements and related notes as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's consolidated financial statements on Form S-1 (Registration No. 333-49783). Accordingly, the accompanying condensed consolidated financial statements do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the entire year.

Note 2 - Comprehensive Income:
------------------------------

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires presentation of information on comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income and its components for the three months ended June 30, 1997 and 1998 and the six months ended June 30, 1997 and 1998 are as follows:

                                      Three Months Ended June 30,   Six Months Ended June 30,
                                      ---------------------------   -------------------------
                                             1997      1998             1997     1998
                                             ----      ----             ----     ----
Net income................................  $1,066   $  107            $1,778   $  150

Foreign currency translation
adjustment ...............................      --       --                 1       --
                                            ------   ------            ------   ------
Total comprehensive income ...............  $1,066   $  107            $1,779   $  150
                                            ======   ======            ======   ======

Note 3 - Adoption of Statements of Financial Accounting Standards:
------------------------------------------------------------------

         In June 1998, the FASB issued SFAS No.133, " Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized foreign-currency-denominated forecasted transaction. The Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects the adoption of this pronouncement will not have a material effect on the Company's financial statements.

Note 4 - Initial Public Offering:
---------------------------------

         On June 24, 1998, the Company consummated its Initial Public Offering ("IPO") of 2,917,000 shares of its Common Stock at a price of $10.00 per share, 2,500,000 of which were issued and sold by the Company and 417,000 of which were sold by IMS Health, formerly Cognizant Corporation ("Cognizant"), the Company's parent company. The net proceeds to the Company from the IPO were approximately $22.4 million. In July 1998, the Company's parent sold 437,550 shares of Class A Common Stock. After such sale, the parent's ownership percentage of the Company was 61.9%.

         Of the total net proceeds received by the Company upon the consummation of its Initial Public Offering, approximately $6.6 million was used to repay the related party balance owed to Cognizant. The related party balance resulted from certain advances to the Company from Cognizant used to purchase the minority interest of the Company's Indian subsidiary and to fund payroll and accounts payable. Concurrent with the IPO, the Company reclassified the amounts in mandatorily redeemable common stock to stockholders' equity.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General
-------

         The Company delivers full cycle software development and maintenance services to its customers through the use of a seamless on-site and offshore project team. These services include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services.

         The Company began its software development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, Erisco, Inc. ("Erisco"), IMS International Inc. ("IMS"), Nielsen Media Research, Inc., Pilot Software Inc. and Sales Technologies, Inc. and certain other entities, plus a majority interest in Gartner Group, Inc. were spun-off from The Dun & Bradstreet Corporation to form Cognizant. In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the subsidiary wholly owned by the Company. In June 1998, the Company completed its IPO. On June 30, 1998, a majority interest in the Company, Erisco, IMS and certain other entities were spun-off from Cognizant to form IMS Health Incorporated ("IMS HEALTH").

         The Company's services are performed on either a time-and-materials or fixed-price basis. The Company expects that an increasing number of its future projects will be fixed-price rather than time-and-materials (which has historically been the basis for its contracts). Revenues related to time-and-materials contracts are recognized as the service is performed.
Revenues related to fixed-price contracts are recognized using the percentage-of-completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs or dates. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the financial reporting period in which the change in the estimate becomes known, and any anticipated losses are recognized immediately. Since the Company bears the risk of cost over-runs and inflation associated with fixed-price projects, the Company's operating results may be adversely affected by changes in estimates of contract completion costs and dates.

         The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) the significant fluctuations of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) the number, timing, scope and contractual terms of software development and maintenance projects, (b) delays in the performance of projects, (c) the accuracy of estimates of resources and time to complete projects, (d) seasonal patterns of the Company's services required by customers,
(e) levels of market acceptance for the Company's services, and (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to increase the number of its personnel, particularly skilled technical, marketing and management personnel, and (b) to continue to develop and improve its operational, financial, communications and other internal systems, both in the United States and India; (iv) the Company's limited operating history with unaffiliated customers; (v) the Company's reliance on key customers and large projects; (vi) the highly competitive nature of the markets for the Company's services; (vii) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (viii) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (ix) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; and (x) the Company's ability to protect its intellectual property rights. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

Results of Operations
---------------------

         The following table sets forth certain results of operations as a percentage of total revenue:



                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                      ---------------------------     -------------------------
                                                        1998      1997                  1998       1997
                                                      -------   -------               -------    -------

Total revenues .................................        100.0%    100.0%                100.0%     100.0%
Cost of revenues ...............................         57.8      59.1                  57.9       58.0
                                                      -------   -------               -------    -------
    Gross profit ...............................         42.2      40.9                  42.1       42.0
Selling, general and administrative expense
                                                         25.4      28.7                  25.9       30.6
Depreciation and amortization expense ..........          4.2       6.0                   4.4        6.3
                                                      -------   -------               -------    -------
    Income from operations .....................         12.5       6.2                  11.8        5.2
Other income (expense):
    Interest income ............................          0.4        --                   0.3         --
    Other income (expense) .....................          0.6        --                   0.2         --
                                                      -------   -------               -------    -------
Total other income (expense) ...................          1.0        --                   0.6         --
Income (loss) before provision for income
    taxes ......................................         13.5       6.2                  12.4        5.2
Provision (benefit) for income taxes ...........         (5.0)     (1.0)                 (4.6)      (0.8)
Minority interest ..............................           --      (3.2)                   --       (2.9)
                                                      -------   -------               -------    -------
Net income .....................................          8.4%      2.0%                  7.8%       1.6%
                                                      =======   =======               =======    =======


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Revenue. Revenue increased by 138.2%, or $7.3 million, from $5.3 million during the three months ended June 30, 1997 to $12.7 million during the three months ended June 30, 1998. This increase included $4.2 million of increased Year 2000 compliance services, and increased sales of software development, maintenance and Eurocurrency compliance services. The percentage of revenues from unrelated parties increased from 51.3% during the three months ended June 30, 1997 to 67.0% during the three months ended June 30, 1998. This increase resulted from the Company's continued efforts to pursue unaffiliated third-party customers.

         Gross profit. The Company's cost of revenues consists primarily the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 133.0%, or $4.2 million, from $3.1 million during the three months ended June 30, 1997 to $7.3 million during the three months ended June 30, 1998. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 800 employees at June 30, 1997 to approximately 1,200 employees at June 30, 1998. The Company's gross profit increased by 145.6%, or approximately $3.2 million, from approximately $2.2 million during the three months ended June 30, 1997 to approximately $5.3 million during the three months ended June 30, 1998. Gross profit margin increased from 40.9% of revenues during the three months ended June 30, 1997 to 42.2% of revenues during the three months ended June 30, 1998. The increase in such gross profit margin was primarily attributable to a higher utilization level of technical professionals during the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses increased by 103.8%, or $1.9 million, from $1.8 million during the three months ended June 30, 1997 to $3.8 million during the three months ended June 30, 1998, but decreased as a percentage of revenue from 34.7% to 29.7% of revenues. The increase in such expenses in absolute dollars was due primarily from expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The Company expects selling, general and administrative expenses to continue to increase in absolute dollars to support the Company's planned expansion.

         Income from Operations. Income from operations increased 379.4% or $1.3 million, from $330,000 during the three months ended June 30 1997 to $1.6 million during the three months ended June 30, 1998, representing 6.2% and 12.5% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue resulting from the Company's expanded sales and marketing efforts.

         Other Income (Expense), Net. Other income and expense consist primarily of interest income and foreign currency exchange gains. Interest income increased by $46,000, from $2,000 during the three months ended June 30 1997 to $48,000 during the three months ended June 30, 1998. The increase in such interest income was attributable primarily to increased interest income resulting from the investment of the net proceeds generated from the Company's IPO and generally higher cash balances. The Company recognized a net foreign currency exchange gain of $74,000 during the three months ended June 30, 1998, as a result of the effect of changing exchange rates on the Company's transactions.

         Provision for Income Taxes. Historically, the Company has been included in the consolidated federal income tax returns of IMS HEALTH, (formerly, The Dun & Bradstreet Corporation and Cognizant). The Company's provision for income taxes in the consolidated statements of income reflects federal and state income taxes calculated on the Company's separate income. The provision for income taxes increased from $55,000 in the three months ended June 30, 1997 to $638,000 in the three months ended June 30, 1998 resulting in an effective tax rate of 16.6% in 1997 and 37.4% in 1998. Without the effect of minority interest, the effective tax rate would have been 34.0% in 1997.

         Minority Interest. In the three months ended June 30, 1997, minority interest expense was $170,000. This expense was attributable to profitability of the Company's Indian subsidiary in which an unaffiliated third party held a 24.0% minority interest. The Company purchased the minority interest in October 1997 for $3.4 million. The Company has not recognized any minority expense subsequent to such purchase.

         Net Income. Net income increased from $107,000 for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998, representing 2.0% and 8.4% as a percentage of revenues, respectively.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Revenue. Revenue increased by 139.2%, or $13.3 million, from $9.6 million during the six months ended June 30, 1997 to $22.9 million during the six months ended June 30, 1998. This increase included $7.3 million of increased Year 2000 compliance services, and $6.0 million of increased sales of software development, maintenance and Eurocurrency compliance services. The percentage of revenues from unrelated parties increased from 50.9% during the six months ended June 30, 1997 to 65.6% during the six months ended June 30, 1998. This increase resulted from the Company's continued efforts to pursue unaffiliated third-party customers.

         Gross profit. The Company's cost of revenues increased by 138.8%, or $7.7 million, from $5.6 million during the six months ended June 30, 1997 to $13.3 million during the six months ended June 30, 1998. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 800 employees at June 30, 1997 to approximately 1,200 employees at June 30, 1998. The Company's gross profit increased by 139.8%, or approximately $5.6 million, from approximately $4.0 million during the six months ended June 30, 1997 to approximately $9.7 million during the six months ended June 30, 1998. Gross profit margin was relatively constant at 42.0% of revenue during the six months ended June 30, 1997 and 42.1% of revenue during the six months ended June 30, 1998.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 96.8%, or $3.4 million, from $3.5 million during the six months ended June 30, 1997 to $6.9 million during the six months ended June 30, 1998, but decreased as a percentage of revenue from 36.9% to 30.3% of revenue. The increase in such expenses in absolute dollars was due primarily from expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth.

         Income from Operations. Income from operations increased 446.7% or $2.2 million, from $495,000 during the six months ended June 30 1997 to $2.7 million during the six months ended June 30, 1998, representing 5.2% and 11.8% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue resulting from the Company's expanded sales and marketing efforts.

         Other Income (Expense), Net. Other income and expense consist primarily of interest income and foreign currency exchange gains. Interest income increased by $76,000, from $3,000 during the six months ended June 30, 1997 to $79,000 during the six months ended June 30, 1998. The increase in such interest income was attributable primarily to increased interest income resulting from the investment of the net proceeds generated from the Company's IPO and generally higher cash balances. The Company recognized a net foreign currency exchange gain of $57,000 during the six months ended June 30, 1998, as a result of the effect of changing exchange rates on the Company's transactions.

         Provision for Income Taxes. The provision for income taxes increased from $74,000 in the six months ended June 30, 1997 to $1.1 million in the six months ended June 30, 1998 resulting in an effective tax rate of 14.9% in 1997 and 37.4% in 1998. Without the effect of minority interest, the effective tax rate would have been 33.0% in 1997.

         Minority Interest. In the six months ended June 30, 1997, minority interest expense was $274,000. This expense was attributable to profitability of the Company's Indian subsidiary in which an unaffiliated third party held a 24.0% minority interest. The Company purchased the minority interest in October 1997 for $3.4 million. The Company has not recognized any minority expense subsequent to such purchase.

         Net Income. Net income increased from $150,000 for the six months ended June 30, 1997 to $1.8 million for the six months ended June 30, 1998, representing 1.6% and 7.8% as a percentage of revenues, respectively.

Liquidity and Capital Resources
-------------------------------

         Historically, the Company's primary sources of funding have been cash flow from operations and intercompany cash transfers with Cognizant. In June 1998, the Company consummated its IPO of 2,917,000 shares of its Class A Common Stock at a price to the public of $10.00 per share, of which 2,500,000 shares were issued and sold by the Company and 417,000 shares were sold by a Selling Stockholder. The net proceeds to the Company from the offering were approximately $22.4 million. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities. During the three months ended June 30, 1998, the Company used the net proceeds to repay approximately $6.6 million of non-trade related party balances. The Company expects to use the remainder of the net proceeds from the offering for (i) expansion of existing operations, including the Company's offshore software development center; (ii) continued development of new service lines and possible acquisitions of related businesses; and (ii) general corporate purposes including working capital.

         Net cash provided by operating activities was approximately $4.7 million during the six months ended June 30, 1998 as compared to net cash used in operating activities of $702,000 during the six months ended June 30, 1997. The increase results primarily from a higher level of accrued liabilities, increased net income, and an increase in deferred taxes, partially offset by increased accounts receivable. Accounts receivable increased from $7.4 million at December 31, 1997 to $8.9 million at June 30, 1998. The increase in accounts receivable was due primarily to the Company's increase in revenue partially offset by improved collection efforts. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff.

         The Company's investing activities used net cash of $1.3 million for the six months ended June 30, 1997 as compared to net cash used of $1.8 million for the same period in 1998. The increase in 1998 compared to 1997 reflects the increased purchases of equipment to expand the Company's offshore development infrastructure.

         The Company's financing activities provided net cash of $815,000 for the six months ended June 30, 1997 as compared to $15.8 million for the same period in 1998. The increase in 1998 compared to 1997 resulted primarily from the net proceeds generated from the IPO of $22.4 million, offset by the repayment of the related party balance due to Cognizant of approximately $6.6 million.

         The Company anticipates capital expenditures will be approximately $3.5 million during the remainder of 1998, primarily for hardware, software and leasehold improvements to support the addition of technical professionals located in India.

         As of June 30, 1998, the Company had no significant third-party debt.

         The Company had working capital of $24.4 million at June 30, 1998 and $5.7 million December 31, 1997.

         The Company believes that its available funds and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations through at least the next 18 months.

Foreign Currency Translation
----------------------------

         The assets and liabilities of the Company's Canadian and European subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For the Company's Indian subsidiary, the functional currency is the U.S. dollar since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between the Indian subsidiary and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. A portion of the Company's costs in India are denominated in local currency and subject to exchange fluctuations, which has no material adverse effect on the Company's results of operations.

Effects of Inflation
--------------------

         The Company's most significant costs are the salaries and related benefits for its programming staff and other professionals. Competition in India and the United States for professionals with advanced technical skills necessary to perform the services offered by the Company have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, the Company must adequately anticipate wage increases, particularly on its fixed-price contracts. There can be no assurance that the Company will be able to recover cost increases through increases in the prices that it charges for its services in the United States and elsewhere.

Risks Associated with the Year 2000
-----------------------------------

         The Company does not believe that it has any material exposure to the Year 2000 issue with respect to its own information systems. With the exception of the Company's financial accounting system, all of the Company's systems correctly define the Year 2000 and subsequent years. The Company expects to install the available year 2000 compliant upgrade to its financial accounting software at the end of 1998. However, the Company might face additional exposure to the Year 2000 problem if it were to acquire a business with exposure to the Year 2000 problem.

Recent Accounting Pronouncements
--------------------------------

         In June 1998, the FASB issued SFAS No.133, " Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized foreign-currency-denominated forecasted transaction. The Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects the adoption of this pronouncement will not have a material effect Company's financial statements.

PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

Use of Proceeds
---------------

         On June 18, 1998, the SEC declared effective the Company's Registration Statement on Form S-1 (Registration Statement No. 333-43827) as filed with the SEC in connection with the Company's initial public offering of Class A Common Stock, which was co-managed by BancAmerica Robertson Stephens, Cowen & Company and Adams, Harkness & Hill, Inc. Pursuant to such Registration Statement, the Company registered and sold an aggregate of 2,500,000 shares of its Class A Common Stock, for a gross aggregate offering price of $25.0 million. The Company incurred underwriting discounts, commissions and offering expenses of approximately $2.6 million resulting in net proceeds to the Company of approximately $22.4 million. Of the net proceeds, the Company used an approximately $6.6 million to repay the related party balance with Cognizant. The remainder of the proceeds have been temporarily invested in short-term, investment grade, interest bearing securities.


Item 6.  Exhibits and Reports on Form 8-K.

       (a)      Exhibits.

                27. Financial Data Schedule for the period ended June 30, 1998.

       (b)      Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Cognizant Technology Solutions Corporation


DATE:  August 12, 1998                By:  /s/ Wijeyaraj Mahadeva
                                           -------------------------------------
                                           Wijeyaraj Mahadeva,
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


DATE:  August 12, 1998                By:  /s/ Gordon Coburn
                                           -------------------------------------
                                           Gordon Coburn,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)