Form 10-Q
period 1998-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 1998-11-12
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                           Commission File No. 0-24429

                   Cognizant Technology Solutions Corporation
                   ------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                        13-3728359
----------------------------                 -----------------------------------
(State or OtherJurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or Organization)

1700 Broadway, 26th Floor, New York, New York                          10019
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (212) 887-2385
                          -----------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes:  X                               No:
                   ----                                 ----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 1998:

           Class                                        Number of Shares
           -----                                        ----------------
Class A Common Stock, par                                  3,505,411
   value $.01 per share

Class B Common Stock, par                                  5,645,450
   value $.01 per share

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
     Item 1. Condensed Consolidated Financial Statements....................   1

             Condensed Consolidated Statements of Financial Position
             (unaudited) as of September 30, 1998 and
             December 31, 1997 .............................................   2

             Condensed Consolidated Statements of Income
             for the Three Months and Nine Months Ended
             September 30, 1998 and 1997 (unaudited)........................   3

             Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 1998 and 1997 (unaudited) ..........   4

             Notes to Condensed Consolidated Financial Statements
             (unaudited)....................................................   5

     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition..................   7

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K...............................  16

SIGNATURES..................................................................  17

                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEM ENTS OF FINANCIAL POSITION
                 As of September 30, 1998 and December 31, 1997
                    (dollars in thousands, except par values)

                                                     September 30,  December 31,
                                                         1998           1997
                                                     ------------   -----------
                                                     (unaudited)

                          ASSETS
Current assets:
   Cash and cash equivalents.......................... $  26,053       $  2,715
   Trade accounts receivable, net of allowances of
   $227 and $239, respectively........................     7,015          4,733
   Trade accounts receivable-related party............     1,463          2,670
   Other current assets...............................     2,613            778
                                                       ---------       ---------
      Total current assets............................    37,144         10,896
                                                       ---------       ---------

Property and equipment, net of accumulated depreciation
   of $3,905 and $2,542, respectively.................     5,490          4,453
Goodwill, net.........................................     1,909          2,147
Other assets..........................................       153            802
                                                       ---------       ---------
      Total assets                                     $  44,696       $ 18,298
                                                       =========       =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................... $     910       $  1,543
   Accrued and other current liabilities..............     8,941          3,659
                                                       ---------       ---------
      Total current liabilities.......................     9,851          5,202

Deferred income taxes.................................     4,816          2,593
Due to related party..................................       148          6,646
                                                       ---------       ---------
      Total liabilities...............................    14,815         14,441
                                                       ---------       ---------

Commitments and Contingencies

Mandatorily redeemable common stock (113,750 shares
   issued and outstanding at December 31, 1997,
   none at September 30, 1998)........................        --            438
                                                       ---------       ---------

Stockholders' equity:
Preferred stock, $.10 par value, 15,000,000 shares
   authorized, none issued............................        --             --
Class A common stock, $.01 par value, 100,000,000
   shares authorized, 3,375,262 shares and 417,000
   shares issued and outstanding at September 30,
   1998 and December 31, 1997, respectively...........        34              4
Class B common stock, $.01 par value, 15,000,000
   shares authorized, 5,645,450 and 6,083,000 shares
   issued and outstanding at September 30, 1998 and
   December 31, 1997, respectively...................         56             61
Additional paid-in-capital...........................     24,379          1,420
Retained earnings....................................      5,414          1,936
Cumulative translation adjustment....................         (2)            (2)
                                                       ---------       ---------
     Total stockholders' equity......................     29,881          3,419
                                                       ---------       ---------
     Total liabilities and stockholders' equity......  $  44,696       $ 18,298
                                                       =========      =========

     The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                 Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                 ----------------------------   ---------------------------
                                     1998          1997             1998         1997
                                  ---------     ---------        ---------    --------

Revenues.......................    $13,559        $4,126          $28,581      $8,995
Revenues - related party.......      2,641         3,020           10,525       7,727
                                     -----         -----           ------      ------

   Total revenues..............     16,200         7,146           39,106      16,722

Cost of revenues...............      8,925         4,146           22,180       9,697
                                     -----         -----           ------      ------

Gross profit...................      7,275         3,000           16,926       7,025

Selling, general and
 administrative expenses.......      4,254         2,093           10,184       5,021

Depreciation and amortization
 expenses......................        586           314            1,602         916
                                      ----         -----           ------      ------

Income from operations.........      2,435           593            5,140       1,088


Other income:
   Interest income.............        254             2              334           5
   Other income - net..........         25            --               82          --
                                      ----         -----            -----      ------
     Total other income........        279             2              416           5
                                      ----         -----            -----      ------

Income before provision for
income taxes...................      2,714           595            5,556       1,093

Provision for income taxes.....     (1,014)         (110)          (2,079)       (183)

Minority interest..............         --          (271)              --        (545)
                                      ----         -----            -----      ------

Net income.....................    $ 1,700        $  214          $ 3,477      $  365
                                   =======        ======          =======      ======

Basic earnings per share.......    $  0.19        $ 0.03          $  0.46      $ 0.06
                                   =======        ======          =======      ======

Diluted earnings per share.....    $  0.18        $ 0.03          $  0.44      $ 0.06
                                   =======        ======          =======      ======

Weighted average number of
 common shares outstanding.....      9,121         6,547            7,566       6,528
                                   =======        ======          =======      ======

Weighted average number of
 common shares and stock
 options outstanding...........      9,417         6,605            7,820       6,545
                                   =======        ======          =======      ======

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                       For the Nine Months Ended
                                                       -------------------------
                                                          Sept. 30,    Sept. 30,
                                                             1998        1997
                                                           ---------   --------

Cash flows from operating activities:
Net income..............................................   $ 3,477       $  365
Adjustments to reconcile net income to net cash
provided  by  operating activities:
      Depreciation and amortization.....................     1,602          916
      Provision for doubtful accounts...................        39           --
      Deferred income taxes.............................     2,223          569
      Minority interest.................................        --          545

Changes in assets and liabilities:
      Accounts receivable...............................    (1,114)      (3,178)
      Other current assets..............................    (1,835)      (1,261)
      Other assets......................................       649          444
      Accounts payable..................................      (633)       2,039
      Accrued and other liabilities.....................     5,430          545
                                                          ---------   ---------
Net cash provided by operating activities...............     9,838          984
                                                          ---------   ---------
Cash flows from investing activities:
Purchase of property and equipment......................    (2,400)      (2,072)
                                                            -------     -------
Net cash used in investing activities...................    (2,400)      (2,072)
                                                            -------     -------
Cash flows from financing activities:
Proceeds from issued shares/contributed capital, net....    22,546         (248)
Payments to / proceeds from related party...............    (6,646)       1,661
                                                           --------     -------
Net cash provided by financing activities...............    15,900        1,413
                                                           --------     -------

Increase in cash and cash equivalents ..................    23,338          325
Cash and cash equivalents, beginning of year............     2,715        1,810
                                                          ---------     -------
      Cash and cash equivalents, end of period..........   $26,053      $ 2,135
                                                           =======      =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest.............   $    --      $    --
   Cash paid during the period for income taxes.........   $     2      $    19


     The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

              NOTES TO CONDENSED CONSOLI DATED FINANCIAL STATEMENTS
                                   (unaudited)
                          (Dollar Amounts in Thousands)


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (the "Company") in accordance with generally accepted accounting principles and
Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The condensed consolidated financial statements and related notes as of September 30, 1998, December 31, 1997 and for the three and nine month periods ended September 30, 1998 and 1997 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's filing on Form S-1 (Registration No. 333-49783). Accordingly, the accompanying condensed consolidated financial statements do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected to occur for the entire year.

NOTE 2 - COMPREHENSIVE INCOME:

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires presentation of information on comprehensive income and its components in the financial statements. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive income and its components for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997 are as follows:

                        Three Months Ended Sept. 30,  Nine Months Ended Sept.30,
                        ----------------------------  --------------------------
                               1998        1997           1998         1997
                               ----        ----           ----         ----

Net income................   $ 1,700      $ 215         $ 3,477       $  365

Foreign currency
translation adjustment....         2         --               1           --
                             -------       ----         -------       ------
Total comprehensive
income....................    $1,702      $ 215         $ 3,478       $  365
                              ======      ======        =======       ======

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
NOTE 3 - INITIAL PUBLIC OFFERING:

     On June 24, 1998, the Company consummated its Initial Public Offering ("IPO") of 2,917,000 shares of its Common Stock at a price of $10.00 per share, 2,500,000 of which were issued and sold by the Company and 417,000 of which were sold by IMS Health Incorporated ("IMS HEALTH"), the "accounting successor" to Cognizant Corporation ("Cognizant"), the Company's parent company. The net proceeds to the Company from the IPO were approximately $22.4 million after $845,000 of direct expenses.

     Of the total net proceeds received by the Company upon the consummation of its Initial Public Offering, approximately $6.6 million was used to repay the related party balance owed to Cognizant. The related party balance resulted from certain advances to the Company from Cognizant used to purchase the minority interest of the Company's Indian subsidiary and to fund payroll and accounts payable. Concurrent with the IPO, the Company reclassified the amounts in mandatorily redeemable common stock to stockholders' equity as the redemption feature was void.

NOTE 4 - RELATED PARTY TRANSACTIONS:

     In July 1998, IMS HEALTH sold 437,550 shares of Class B Common Stock. After such sale, IMS HEALTH owned approximately 61.9% of the outstanding Common Stock of the Company and held approximately 94.2% of the combined voting power of the Company's Common Stock.

     IMS HEALTH currently provides the Company with certain administrative services including payroll and payables processing, e-mail, tax planning and compliance, and permits the Company to participate in IMS HEALTH's insurance and employee benefit plans. Costs for these services are allocated to the Company based on utilization of certain specific services. Management believes that such amounts are lower than the aggregate amounts the Company would have paid for the services had the Company obtained the services from unrelated parties.

NOTE 5 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. The Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects the adoption of this pronouncement will not have a material effect on the Company's financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company delivers full life cycle software development and maintenance services to its customers through the use of a seamless on-site and offshore project team. These services include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services.

     The Company began its software development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, Erisco, Inc. ("Erisco"), IMS International Inc. ("IMS"), Nielsen Media Research, Inc., Pilot Software Inc. and Sales Technologies, Inc. and certain other entities, plus a majority interest in Gartner Group, Inc. were spun-off from The Dun & Bradstreet Corporation to form Cognizant. In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the Indian subsidiary wholly owned by the Company. In June 1998, the Company completed its IPO. On June 30, 1998, a majority interest in the Company, Erisco, IMS and certain other entities were spun-off from Cognizant to form IMS HEALTH.

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

     The statements contained in this Quarterly Report on Form 10-Q that are not  historical  facts are  forward-looking  statements  (within  the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) the significant fluctuations of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) the number, timing, scope and contractual terms of software development and maintenance projects,
(b) delays in the performance of projects, (c) the accuracy of estimates of costs, resources and time to complete projects, (d) seasonal patterns of the Company's services required by customers, (e) levels of market acceptance for the Company's services, and (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to increase the number of its personnel, particularly skilled technical, marketing and management personnel, and (b) to continue to develop and improve its operational, financial, communications and other internal systems, both in the United States and India; (iv) the Company's limited operating history with unaffiliated customers; (v) the Company's reliance on key customers and large projects; (vi) the highly competitive nature of the markets for the Company's services; (vii) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (viii) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (ix) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (x) the Company's ability to protect its intellectual property rights; (xi) general economic conditions; (xii) year 2000 compliance of vendors' products and related issues, including impact of the year 2000 problem on customer buying patterns, and (xiii) the outcome of the impact of year 2000. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:

                                  Three Months Ended Sept. 30,      Nine Months Ended Sept 30,
                                  ----------------------------      --------------------------
                                        1998        1997                  1998         1997
                                        ----        ----                  ----         ----

Total revenues................          100.0%      100.0%                100.0%       100.0%
Cost of revenues..............           55.1        58.0                  56.7         58.0
                                        -----       -----                 -----        -----
   Gross profit...............           44.9        42.0                  43.3         42.0
Selling, general and
administrative expenses.......           26.3        29.3                  26.0         30.0
Depreciation and amortization
expense.......................            3.6         4.4                   4.1          5.5
                                        -----       -----                 -----        -----
   Income from operations.....           15.0         8.3                  13.1          6.5
Other income (expense):
   Interest income............            1.6          --                   0.9           --
   Other income (expense).....            0.2          --                   0.2           --
                                        -----       -----                 -----        -----
Total other income (expense)..            1.8          --                   1.1           --
                                        -----       -----                 -----        -----
Income before provision for
   income taxes...............           16.8         8.3                  14.2          6.5
Provision for income taxes....           (6.3)       (1.5)                 (5.3)        (1.1)
Minority interest.............             --        (3.8)                   --         (3.2)
                                        -----       -----                 -----        -----
Net income ...................           10.5%        3.0%                  8.9%         2.2%
                                        =====       =====                 =====        =====

THREE MONTHS ENDED SEPT. 30, 1998 COMPARED TO THREE MONTHS ENDED SEPT. 30, 1997

     Revenue. Revenue increased by 126.7%, or $9.1 million, from $7.1 million during the three months ended September 30, 1997 to $16.2 million during the three months ended September 30, 1998. This increase included $4.5 million of increased Year 2000 compliance services, and $4.5 million of increased sales of software development, maintenance and Eurocurrency compliance services. The percentage of revenues from unrelated parties increased from 57.7% during the three months ended September 30, 1997 to 83.7% during the three months ended September 30, 1998. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and the impact of the spin-off in June 1998 of a majority interest in the Company, Erisco, IMS and certain other entities to form IMS HEALTH. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company.

     Gross profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 115.3%, or $4.8 million, from $4.1 million during the three months ended September 30, 1997 to $8.9 million during the three months ended September 30, 1998. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 835 employees at September 30, 1997 to approximately 1,300 employees at September 30, 1998. The Company's gross profit increased by 142.5%, or approximately $4.3 million, from approximately $3.0 million during the three months ended September 30, 1997 to approximately $7.3 million during the three months ended September 30, 1998. Gross profit margin increased from 42.0% of revenues during the three months ended September 30, 1997 to 44.9% of revenues during the three months ended September 30, 1998. The increase in such gross profit margin was primarily attributable to the increased third party revenue which have higher margins and a higher utilization level of technical professionals during the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 101.1%, or $2.4 million, from $2.4 million during the three months ended September 30, 1997 to $4.8 million during the three months ended September 30, 1998, but decreased as a percentage of revenue from 33.7% to 29.9%. The increase in such expenses in absolute dollars was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The Company expects selling, general and administrative expenses to continue to increase in absolute dollars to support the Company's expansion. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company's dramatically increased volume of revenue.

     Income from Operations. Income from operations increased 310.6% or $1.8 million, from $593,000 during the three months ended September 30 1997 to $2.4 million during the three months ended September 30, 1998, representing 8.3% and 15.0% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue which generally has higher margins and the higher utilization level of technical professionals mentioned above.

     Other  Income.  Other  income  consists  primarily  of interest  income and foreign currency exchange gains. Interest income increased by $252,000 from $2,000 during the three months ended September 30 1997 to $254,000 during the three months ended September 30, 1998. The increase in such interest income was attributable primarily to increased interest income resulting from the investment of the net proceeds generated from the Company's IPO and generally higher cash balances. The Company recognized a net foreign currency exchange gain of $25,000 during the three months ended September 30, 1998, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. Historically, the Company has been included in the consolidated federal income tax returns of IMS HEALTH (formerly, The Dun & Bradstreet Corporation and Cognizant). The Company's provision for income taxes in the consolidated statements of income reflects federal and state income taxes calculated on the Company's stand alone basis. The provision for income taxes increased from $110,000 in the three months ended September 30, 1997 to $1.0 million in the three months ended September 30, 1998 resulting in an effective tax rate of 18.5% in 1997 and 37.4% in 1998. Without the effect of minority interest, the effective tax rate would have been 34.0% in 1997.

     Minority Interest. In the three months ended September 30, 1997, minority interest expense was $271,000. This expense was attributable to profitability of the Company's Indian subsidiary in which an unaffiliated third party held a 24.0% minority interest. The Company purchased the minority interest in October 1997 for $3.4 million. The Company has not recognized any minority expense subsequent to such purchase. In the current period, the Company recorded $79,000 of amortization expense in connection with the goodwill recorded on the acquisition of the remaining portion of its Indian subsidiary.

     Net Income. Net income increased from $214,000 for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998, representing 3.0% and 10.5% as a percentage of revenues, respectively.


NINE MONTHS ENDED SEPT. 30, 1998 COMPARED TO NINE MONTHS ENDED SEPT. 30, 1997

     Revenue. Revenue increased by 133.9%, or $22.4 million, from $16.7 million during the nine months ended September 30, 1997 to $39.1 million during the nine months ended September 30, 1998. This increase included $11.9 million of increased Year 2000 compliance services, and $10.5 million of increased sales of software development, maintenance and Eurocurrency compliance services. The percentage of revenues from unrelated parties increased from 53.8% during the nine months ended September 30, 1997 to 73.1% during the nine months ended September 30, 1998. This increase resulted from the Company's continued efforts to pursue unaffiliated third-party customers and the partial impact of the spin-off in June 1998 of a majority interest in the Company, Erisco, IMS and certain other entities to form IMS HEALTH.

     Gross profit. The Company's cost of revenues increased by 128.7%, or $12.5 million, from $9.7 million during the nine months ended September 30, 1997 to $22.2 million during the nine months ended September 30, 1998. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 835 employees at September 30, 1997 to approximately 1,300 employees at September 30, 1998. The Company's gross profit increased by 140.9%, or approximately $9.9 million, from approximately $7.0 million during the nine months ended September 30, 1997 to approximately $16.9 million during the nine months ended September 30, 1998. Gross profit margin increased from 42.0% of revenues during the nine months ended September 30, 1997 to 43.3% of revenues during the nine months ended September 30, 1998. The increase in such gross profit margin was primarily attributable to the increased third party revenue which have higher margins and a higher utilization level of technical professionals during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

      Selling, general and administrative expenses. Selling, general and administrative expenses, including depreciation and amortization, increased by 98.5%, or $5.8 million, from $5.9 million during the nine months ended September 30, 1997 to $11.8 million during the nine months ended September 30, 1998, but decreased as a percentage of revenue from 35.5% to

30.1% of revenue. The increase in such expenses in absolute dollars was due primarily from expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company's dramatically increased volume of revenue.

     Income from Operations. Income from operations increased 372.4% or $4.1 million, from $1.1 million during the nine months ended September 30 1997 to $5.1 million during the nine months ended September 30, 1998, representing 6.5% and 13.1% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue which generally has higher margins and the higher utilization level of technical professionals mentioned above.

     Other Income. Other income consists primarily of interest income and foreign currency exchange gains. Interest income increased by $329,000, from $5,000 during the nine months ended September 30, 1997 to $334,000 during the nine months ended September 30, 1998. The increase in such interest income was attributable primarily to increased interest income resulting from the investment of the net proceeds generated from the Company's IPO and generally higher cash balances. The Company recognized a net foreign currency exchange gain of $82,000 during the nine months ended September 30, 1998, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. The provision for income taxes increased from $183,000 in the nine months ended September 30, 1997 to $2.1 million in the nine months ended September 30, 1998 resulting in an effective tax rate of 16.7% in 1997 and 37.4% in 1998. Without the effect of minority interest, the effective tax rate would have been 33.4% in 1997.

     Minority Interest. In the nine months ended September 30, 1997, minority interest expense was $545,000. This expense was attributable to profitability of the Company's Indian subsidiary in which an unaffiliated third party held a 24.0% minority interest. The Company purchased the minority interest in October 1997 for $3.4 million. The Company has not recognized any minority expense subsequent to such purchase. For the nine month period, the Company recorded $238,000 of amortization expense in connection with the goodwill recorded on the acquisition of the remaining portion of its Indian subsidiary.

     Net Income. Net income increased from $365,000 for the nine months ended September 30, 1997 to $3.5 million for the nine months ended September 30, 1998, representing 2.2% and 8.9% as a percentage of revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with IMS HEALTH. In June 1998, the Company consummated its IPO of 2,917,000 shares of its Class A Common Stock at a price to the public of $10.00 per share, of which 2,500,000 shares were issued and sold by the Company and 417,000 shares were sold by a Selling Stockholder. The net proceeds to the Company from the offering were approximately $22.4 million after $845,000 of direct expenses. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities. The Company used a portion of the net proceeds to repay approximately $6.6 million of non-trade related party balances. The Company expects to use the remainder of the net proceeds from the offering for (i) expansion of existing operations, including the Company's offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; and (ii) general corporate purposes including working capital.

     Net cash provided by operating activities was approximately $9.8 million during the nine months ended September 30, 1998 as compared to net cash provided by operating activities of $984,000 during the nine months ended September 30, 1997. The increase results primarily from a higher level of accrued liabilities, increased net income, and an increase in deferred taxes, partially offset by increased accounts receivable and increased other current assets. Accounts receivable increased from $7.4 million at December 31, 1997 to $8.5 million at September 30, 1998. The increase in accounts receivable was due primarily to the Company's increase in revenue partially offset by improved collection efforts and results. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff.

     The Company's investing activities used net cash of $2.4 million for the nine months ended September 30, 1998 as compared to net cash used of $2.1 million for the same period in 1997. The slight increase in 1998 compared to 1997 reflects the increased purchases of equipment to expand the Company's offshore development infrastructure.

     The Company's financing activities provided net cash of $15.9 million for the nine months ended September 30, 1998 as compared to $1.4 million for the same period in 1997. The increase in 1998 compared to 1997 resulted primarily from the net proceeds generated from the IPO of $22.4 million, offset by the repayment of the related party balance due to Cognizant of approximately $6.6 million.

     As of September 30, 1998, the Company had no significant third-party debt.

     The Company had working capital of $27.3 million at September 30, 1998 and $5.7 million December 31, 1997.

     The Company believes that its available funds and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations through at least the next 18 months.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's Canadian and European subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For the Company's Indian subsidiary, the functional currency is the U.S. dollar since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between the Indian subsidiary and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. A portion of the Company's costs in India are denominated in local currency and subject to exchange fluctuations, which has not had any material adverse effect on the Company's results of operations.

EFFECTS OF INFLATION

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

RISKS ASSOCIATED WITH THE YEAR 2000

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than 2000. This in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company believes that it has sufficiently assessed its state of readiness with respect to its Year 2000 compliance. The Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the Year 2000 Problem will have any adverse effects on the business operations or financial performance of the Company. The Company does not believe that it has any material exposure to the Year 2000 Problem with respect to its own information systems. The Company believes that all of its systems correctly define the Year 2000 and subsequent years. Previously, the Company reported that its accounting system required an upgrade. In August 1998, the Company installed a Year 2000 compliant upgrade to its financial system. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition.

     The purchasing patterns of customers and potential customers may be affected by issues associated with the Year 2000 Problem. As companies expend significant resources to correct their current data storage solutions, these expenditures may result in reduced funds to undertake projects such as those offered by the Company. There can be no assurance that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition. Conversely, the Year 2000 Problem may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for the Company's services.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. The Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects the adoption of this pronouncement will not have a material effect on the Company's financial statements.

PART II.    OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

            27. Financial Data Schedule for the period ended September 30, 1998.

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


                                      Cognizant Technology Solutions Corporation


DATE:  November 12, 1998              By:  /s/ Wijeyaraj Mahadeva
                                          ------------------------
                                      Wijeyaraj Mahadeva,
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)


DATE:  November 12, 1998              By:  /s/ Gordon Coburn
                                          -------------------
                                      Gordon Coburn,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)