Form 10-K
period 1998-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 1999-03-19
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission file number 0-24429

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
            -------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


          Delaware                                           13-3728359
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


             500 Glenpointe Centre West, Teaneck, New Jersey 07666*
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


                                 (201) 801-0233
                          ----------------------------
                             (Registrant's Telephone
                          Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of each exchange
Title of each class                                        on which registered
--------------------                                    ------------------------


-----------------------                                 ------------------------


-----------------------                                 ------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------

                 Class B Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------

* On January 1, 1999, the Registrant relocated its principal executive office from 1700 Broadway, 26th Floor, New York, New York 10019 to 500 Glenpointe Centre West, Teaneck, New Jersey 07666.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes:    X                  No:
                        --------                  --------


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: $143,218,423 at February 26, 1999 based on the last sales price on that date.


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 26, 1999:


Class                                                       Number of Shares
-----                                                       ----------------


Class A Common Stock, par value $0.01 per share                3,506,411

Class B Common Stock, par value $0.01 per share                5,645,450

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

                  Item                                                  Page
                  ----                                                  ----

PART I      1.    Business................................................4

            2.    Properties.............................................14

            3.    Legal Proceedings......................................14

            4.    Submission of Matters to a Vote of Security Holders....15


PART II     5.    Market for the Company's Common Equity
                  and Related Stockholder Matters........................16

            6.    Selected Consolidated Financial Data...................18

            7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .........19

            8.    Financial Statements and Supplementary Data............28

            9.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................28


PART III    10.   Directors and Executive Officers of the Company........29

            11.   Executive Compensation.................................29

            12.   Security Ownership of Certain Beneficial Owners
                  and Management.........................................29

            13.   Certain Relationships and Related Transactions.........29

PART IV     14.   Exhibits, Financial Statement Schedule,
                  and Reports on Form 8-K................................30

SIGNATURES...............................................................31

EXHIBIT INDEX............................................................33

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................F-1

                                     PART I



ITEM 1.     BUSINESS.

GENERAL

     Cognizant Technology Solutions Corporation ("CTS" or the "Company") delivers high-quality, cost-effective, full life cycle solutions to complex information technology software development and technology maintenance problems through the use of a seamless on-site and offshore consulting project team. These solutions include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services. The Company provides world-class service to its customers through an integrated business model that combines a technical and account management team located on-site at the customer location and seven development centers located in India.

     The Company markets and sells its technology consulting services directly through its professional staff, senior management and direct sales personnel operating out of its Teaneck, New Jersey headquarters and its regional offices, as well as through independent sales agents. The number of customers for whom the Company has provided services has grown from 27 customers in 1997 to 40 customers in 1998. The Company's customers include ACNielsen Corporation ("ACNielsen"), Aetna Canada, CCC Information Services Incorporated, IMS Health Incorporated ("IMS Health"), The Dun & Bradstreet Corporation, First Data Corporation, GEAC Computer Systems Incorporated ("GEAC"), Guaranty National Corporation, Nielsen Media Research, Inc. ("Nielsen Media Research"), and Northwest Airlines, Inc.

     The Company began its software development and maintenance services business in early 1994 as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In November 1996, the Company, Erisco, Inc., IMS International Inc., Nielsen Media Research, Pilot Software, Inc., Sales Technologies, Inc., and certain other entities, plus a majority interest in Gartner Group Inc., were spun-off from The Dun & Bradstreet Corporation to form Cognizant Corporation ("Cognizant"), the then majority owner and controlling parent of the Company. At that time, ACNielsen was separately spun-off from The Dun & Bradstreet Corporation and Dun & Bradstreet Software was sold to GEAC. In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the Indian subsidiary wholly owned by the Company.

     On January 15, 1998, Cognizant announced that it would, subject to certain conditions, reorganize itself, by spinning the Nielsen Media Research business from the rest of its businesses, creating two publicly traded companies, IMS Health and Nielsen Media Research. The reorganization became effective on July 1, 1998. The shares of the Company previously held by Cognizant are now held by IMS HEALTH and all services previously provided to the Company by Cognizant are now being provided by IMS Health.

     On June 19, 1998, the Company effected its initial public offering ("IPO") of 2,917,000 shares of its Class A Common Stock, par value $0.01 per share (3,354,550 shares including the underwriters' over-allotment option). Of such shares, 2,500,000 were offered by the Company and 417,000 shares were offered by the Company's then majority owner and controlling parent, Cognizant Corporation (accounting predecessor to IMS Health). At December 31, 1998, IMS Health owned approximately 61.7% of the outstanding stock of the Company and held approximately 94.2% of the combined voting power of the Company's Common Stock. In 1997, the Company entered into various agreements with Cognizant which were assigned to IMS Health as part of the 1998 spin-off. The agreements include an Intercompany Services Agreement for services provided by IMS Health such as payroll and payables processing, tax, finance, personnel administration, real estate and risk management services, a License Agreement to use the "Cognizant" trade name and an Intercompany Agreement. On July 1, 1998, IMS Health transferred all of its rights to the "Cognizant" name and related trade and service marks to the Company.

INDUSTRY BACKGROUND

     Many companies today face increasing customer demands to improve service levels, lower costs and shorten time to market. In this competitive environment, improving IT systems is one critical way to achieve these objectives. At the same time, the pace of technology evolution has accelerated and companies are increasingly adopting emerging technologies, such as client/server architectures, data warehousing, Internet/intranet applications and object-oriented development in order to remain competitive. Although these emerging technologies offer the promise of faster, more functional and more flexible IT systems, their implementation presents major challenges and requires a large number of highly skilled individuals trained in many diverse technologies and architectures. In addition, companies also require additional technical resources to maintain their large legacy systems and to address Year 2000 and Eurocurrency compliance issues.

     Many companies have made the strategic decision to focus on their core competencies and reduce their cost structures rather than invest in the large IT staffs that are necessary to evaluate, implement and manage IT initiatives. Consequently, these companies have turned to IT service providers both to develop and implement new IT solutions and to maintain legacy systems.

     As the global demand for IT services has increased, the number of qualified technical professionals has not kept pace with such demand. As a result, some IT service providers have attempted to access the large talent pool in certain developing countries, such as India, which is widely acknowledged as a leader in offshore software development. Historically, IT service providers have used the offshore labor pool primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the utilization of offshore resources for higher value-added services, such as application development and maintenance. The use of offshore personnel can offer a number of benefits, including faster delivery of new IT solutions, more flexible scheduling and lower costs. However, utilizing an offshore workforce to provide value-added services presents a number of challenges to IT service providers.

     The offshore implementation of value-added software services requires highly developed project management skills to design, develop and deploy high quality technology solutions in a timely and cost-effective manner. In addition, IT service providers must have the methodologies, processes and communications capabilities to successfully integrate offshore workforces with on-site personnel. Additionally, service providers utilizing offshore workforces must continually recruit and manage their workforces to deliver solutions using emerging technologies. As a result of the increasing demand for global IT services, a significant opportunity exists for IT service providers that can successfully address the challenges in utilizing an offshore talent pool.

THE CTS SOLUTION

     The Company delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems through the use of a seamless on-site and offshore project team. These solutions include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services. The Company provides world-class service to its customers through an integrated business model which combines a technical and account management team located on-site at the customer location and seven development centers located in India. To support this business model, the Company has recruited and trained in excess of 1,500 programmers in India and put in place well developed facilities, technology and communications infrastructure. By basing its technical operations in India, the Company has access to a large pool of skilled, English-speaking IT professionals with which to service customers on a cost basis significantly lower than in developed countries. The main elements of the CTS solution, which the Company believes differentiate it from other IT service providers, include the following:

     Established and Scaleable Proprietary Processes. To facilitate the cost-effective, on-time delivery of high-quality projects integrating an on-site and offshore team, the Company has developed proprietary methodologies encapsulated in its QView software engineering process, which is available to all on-site and offshore programmers. The Company utilizes this ISO 9000 certified process to define and implement projects from the design, development and deployment stages through to ongoing application maintenance. For every project, QView is used to make an extensive front-end assessment defining the scope and risks of the project and to subdivide the project into smaller phases with frequent deliverables and feedback from customers. The Company also utilizes its QView process to detect, mitigate and correct possible quality defects and to establish appropriate contingencies for each project. In order to ensure implementation of its quality process, the Company assigns a quality facilitator to each project who reports to a centralized quality assurance and software engineering group. This group performs, on a sample basis, continuous quality audits, deliverables verifications, metrics collection and analysis, which are used to continually improve the Company's processes and methodologies. The Company's processes and methodologies have proven to be scaleable as the Company has increased its number of offshore development centers, customers and projects. Recently, the Company was assessed at Level 4 of the Capability Maturity Model by the Software Engineering Institute at Carnegie Mellon University. The assessment for the Software Capability Maturity Model is widely regarded as the best means to measure the quality and maturity of an organization's software development and maintenance processes.

     Highly Skilled Workforce. The Company has placed significant emphasis on recruiting and training its workforce of highly skilled professionals and ensuring that they are versed in the Company's processes and methodologies, particularly the QView software engineering process. The Company has over 100 project managers and senior technical personnel on its worldwide staff, many of whom have significant work experience in the United States. The Company's project managers and senior technical personnel provide in-depth project management expertise to customers. The Company maintains programs and personnel, including an extensive campus recruiting program, to hire the best available technical professionals and to train these professionals in both legacy systems and emerging technologies, as well as the Company's software development and quality processes. The Company provides five months of combined classroom and on-the-job training to new hires and additional training each year to continually enhance the business practices, tools, technology and consulting skills of its professional staff.

     Full Range of Technologies. The Company has project experience and expertise across multiple architectures and technologies, including emerging technologies such as data warehousing, Internet/intranet applications and object-oriented development. Because most of the Company's programmers are trained in multiple technologies and architectures, the Company is able to react to customers' needs and quickly redeploy programmers to new technologies. In addition, through its internal research and development activities and the continuing education of its technical personnel, the Company assures that its collective skillset keeps pace with emerging technologies. The ability to work in new technologies allows the Company to address the needs of its customers and to develop new and foster existing long-term relationships.

     Well Developed Infrastructure. The Company's extensive facilities, technology and communications infrastructure facilitates the seamless integration of its on-site and offshore workforces by permitting team members in different locations to access common project information and to work directly on customer projects. This infrastructure allows for rapid completion of projects, off-peak utilization of customers' technological resources and real-time access to project information by the on-site account manager or the customer. By using the excess capacity of a customer's existing computing facilities during off-peak hours, the Company's offshore development centers can undertake additional projects without substantial customer investment in new hardware and software. In addition, for large projects with short time frames, the Company's offshore facilities allow for parallel processing of various development phases to accelerate delivery time.

STRATEGY

     The Company's objective is to be a leading provider of full life cycle software development and maintenance services utilizing an on-site and offshore model. The Company provides services to its North American and European customers, supported by its offshore Indian development centers. The Company pursues the following strategies to achieve this objective:

     Develop Long-Term Customer Relationships and Strategic Alliances. The Company seeks to develop long-term strategic relationships with customers and business partners and to leverage these relationships into additional project opportunities. For example, the Company is using its Year 2000 compliance expertise to establish relationships with new customers. The Company believes that the knowledge of customers' systems gained during the performance of Year 2000 compliance services provides a competitive advantage in securing additional software development and maintenance projects from these customers. In addition, the Company believes that through its working relationships with independent software vendors it can obtain projects from such vendors' customers due to the detailed knowledge gained by the Company in the development process.

     Extend Service Offerings and Solutions. The Company has a team dedicated to developing new service offerings in emerging technologies and also collaborates with its customers to develop such offerings. For example, the Company has recently undertaken Eurocurrency compliance projects and is developing proprietary solutions using data warehousing and Internet/intranet technology. To facilitate the development of new solutions, the Company conducts internal research and development and promotes knowledge building and sharing across the organization. The Company believes that the continued expansion of its service offerings will reduce its reliance on any one technology initiative and foster long-term relationships with its customers.

     Enhance Processes, Methodologies and Productivity Toolsets. The Company is committed to improving and enhancing its proprietary QView software engineering process and other methodologies and toolsets. With the rapid evolution of technology, the Company believes that continued investment in research and development is critical to its success. The Company currently is designing and developing new productivity software tools to automate testing processes and improve project estimation and risk assessment techniques. The Company continually refines its processes by utilizing groupware technology to share project experience and best practice methodologies across the organization.

     Expand Geographic Presence. As the Company expands its customer base, it plans to open additional sales and marketing offices in the United States to enable it to sell to and support existing and prospective customers. During 1998, sales and marketing offices in Chicago and San Francisco were opened. In addition, the Company has been pursuing market opportunities in Europe through its U.K. office which was established in the beginning of 1998.

     Pursue Selective Strategic Acquisitions. The Company believes that opportunities exist in the fragmented IT services market to expand its business through selective strategic acquisitions. The Company believes that acquisition candidates may enable it to expand its geographic presence, enter new technology areas or expand capacity.

SERVICES

     The Company provides a broad range of software services, including: (i) application development; (ii) application maintenance support; (iii) Year 2000 compliance; (iv) Eurocurrency compliance; (v) testing and quality assurance; and
(vi) re-hosting and re-engineering. The Company's range of services enable it to meet customer needs for systems development/integration, application management and mass change implementation. The Company uses its QView software engineering process, its on-site and offshore delivery model and well developed facilities, technology and communications infrastructure to deliver these services. For each of these services, the Company utilizes its QView proprietary processes and methodologies to define the execution and delivery of the projects.

Service                                Summary Description of Service Offerings
-------                                ----------------------------------------

Application Development............... Define requirements, write specifications and design, develop and test software.

Application Maintenance Support...... Support  some  or  all  of  a   customer's
                                      applications ensuring that systems remain operational and responsive to changing user requirements.

Year 2000 Compliance................. Renovate applications to correctly process
                                      dates  in  the   next  century,  including
                                      impact analysis, code conversion, testing and implementation.

Eurocurrency Compliance...............Renovate applications to correctly process
                                      transactions  which   are  denominated  in
                                      Eurocurrency,   as   well   as    existing
                                      currencies.

Testing and Quality Assurance.........Test source  and/or binary code  to verify that it conforms to specifications and compatibility requirements.

Re-hosting and Re-engineering.........Modify  and   test  applications to enable
                                      systems  to  function  in   new  operating
                                      environments.

     Application Development Services. The Company develops new applications for IBM mainframe, client/server architectures and other emerging technology environments. The Company follows either of two alternative approaches, including (i) full life cycle application development, in which the Company assumes total start-to-finish responsibility and accountability for analysis, design, implementation and testing of systems, or (ii) cooperative development, in which the Company's employees work with a customer's in-house IT personnel to jointly analyze, design, implement and test new systems. In both cases, the Company's on-site team members work closely with the end-users of the application to develop specifications and define requirements. Detailed design, implementation and testing are generally performed offshore at the Company's seven software development centers located in India. In addition, the Company maintains an on-site presence at the customer's location in order to address evolving customer needs and resulting changes to the project.

     Application Maintenance Support Services. The Company provides services to ensure that a customer's legacy software systems are operational and responsive to end-users' changing needs. In doing so, the Company is often able to introduce process enhancements and improve service levels to customers requesting modifications and on-going support.

     Through its on-site and offshore delivery model, the Company is able to provide a range of support services to its customers. On-site team members often provide help desk services at the customer's facility. These team members typically carry pagers in the event of an emergency service request and are often available to quickly resolve customer problems from remote locations. Routine maintenance services, including modifications, enhancements and documentation, which typically have longer turn around times, are completed offshore utilizing satellite telecommunications and the resources of the Company's software development centers.

     Year 2000 Compliance Services. With the year 2000 approaching, computer software systems that were not designed to correctly process dates in the next century are expected to fail. Organizations rely on mission-critical software systems and must either repair the problem presented by the Year 2000 issue or replace legacy systems.

     The Company uses its proprietary Year 2000 toolset and methodology, Century Transition Services 2000, to provide a cost-effective total technology solution for all phases of a Year 2000 compliance project. The Century Transition Services 2000 methodology covers the entire life cycle of a Year 2000 compliance project, and is comprised of a seven step process: (i) inventory preparation;
(ii) impact analysis; (iii) strategy and design; (iv) code change and data migration; (v) unit, system and acceptance testing; (vi) implementation; and
(vii) post-implementation support. The Company believes that it differentiates itself from its competitors through the use of its Century Transition Services 2000.

     The Century Transition Services 2000 toolset covers a wide array of common programming languages and environments including many client/server environments. This toolset is capable of identifying Year 2000 problems in COBOL, Model 204, SAS, Mark IV, CLIST, REXX, PL/1, IBM Mainframe Assembler, TELON, JCL and other languages. In the midrange and client/server environment, the Company's toolset addresses, among other languages, C, C+ +, Visual Basic, PowerBuilder, Sybase, MS-Office (Word, Excel, Access), Oracle, Informix, Paradox, Clipper, FoxPro and Lotus Notes. The Company is thus able to provide complete solutions across a large portion of customers' systems.

     Eurocurrency Compliance Services. The monetary union of the European Community presents a significant opportunity for the Company as computer systems, which deal with any European denominated currency need to be modified to handle local currency and Eurocurrency transactions. Based on the current schedule for European monetary unification, non-cash Euro transactions started on January 1, 1999, bank notes and coins will start circulating on January 1, 2002 and national currencies will be withdrawn by July 1, 2002. The Company has established a dedicated practice to focus on the Eurocurrency compliance problem.

     Testing and Quality Assurance Services. Testing and quality assurance is a critical aspect of any software development activity. The Company works with customers to better define the quality assurance processes which are in use by the customers' in-house IT departments. The Company utilizes its quality assurance expertise, based on its QView software engineering process, to ensure better quality software through fundamental process improvements.

     The Company also advises certain customers, principally independent software vendors, on testing applications which may or may not have been developed by the Company. Various types of testing services such as top-down, bottom-up, black-box/white-box, unit, integration and system testing are provided by a large offshore team in a short time, with minimal impact on product release. Defect tracking is automated by a CTS-developed tool that ensures that all detected defects are tracked to closure.

     Re-Hosting and Re-Engineering Services. Through the Company's re-hosting and re-engineering service offerings, the Company works with customers to migrate systems based on legacy computing environments to newer, open systems-based platforms and client/server architectures. The Company's re-engineering tools automate many of the processes required to implement advanced client/server technologies, thereby substantially reducing the time and cost to perform these services. These tools enable the Company to perform source code analysis and to re-design target databases and convert certain programming languages. If necessary, the Company's software engineers also re-design and convert user interfaces.

CUSTOMERS

     The Company provided services to a total of 11, 27 and 40 customers in 1996, 1997 and 1998, respectively. During 1996, 1997 and 1998, the Company's top five customers accounted for 97.6%, 77.5% and 60.5% of revenues, respectively. During 1996, 1997 and 1998, IMS Health and its current subsidiaries accounted for 15.7%, 23.7% and 18.0% of revenues, respectively. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use the Company's services in a subsequent year. The Company's ten largest customers accounted for, in the aggregate, approximately 99.9%, 92.3% and 81.0% of its revenues in 1996, 1997 and 1998, respectively. In 1996, The Dun & Bradstreet Corporation accounted for more than 75.0% of revenue. In 1997, Cognizant Corporation and ACNielsen accounted for more than 40.0% and 10.0% of revenues, respectively. In 1998, IMS Health, First Data Corporation and ACNielsen each accounted for more than 10.0% of revenue. Approximately 26.4%, 44.4% and 44.1% of the Company's revenues were derived from Year 2000 compliance services in 1996, 1997 and 1998, respectively. Application development services represented approximately 20.9%, 19.4% and 25.8% of the Company's revenues in 1996, 1997 and 1998, respectively. Application maintenance services accounted for 44.2%, 28.4% and 21.1% of the Company's revenues in 1996, 1997 and 1998, respectively.

SALES AND MARKETING

     The Company markets and sells its services directly through its professional staff, senior management and direct sales persons operating out of its Teaneck, New Jersey headquarters and business development offices in Chicago, San Francisco, Toronto and London. At December 31, 1998, the Company had ten direct sales persons, 29 account managers and five independent sales agents. The sales and marketing group works with the Company's technical team as the sales process moves closer to the customer's selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to define the scope, deliverables, assumptions and execution strategies for a proposed project, develop project estimates, prepare pricing and margin analyses and finalize sales proposals. Management reviews and approves the proposal, which is then presented to the prospective customer. Sales and account management personnel remain actively involved in the project through the execution phase.

     The Company focuses its marketing efforts on businesses with intensive information processing needs. The Company maintains a prospect/customer database, which is continuously updated and utilized throughout the sales cycle from prospect qualification to close. As a result of this marketing system, the Company prequalifies sales opportunities, and direct sales representatives are able to minimize the time spent on prospect qualification. The Company also generates a portion of its business through outside agents, who work on a commission basis. In this regard, account managers play an important role in helping to develop a long-term relationship with customers. In addition, substantial emphasis is placed on customer retention and expansion of services provided to existing customers.

COMPETITION

     The IT services market includes a large number of participants, is subject to rapid change and is highly competitive. This market includes participants from a variety of market segments, including systems integration firms, contract programming companies, application software companies, the professional services groups of computer equipment companies, facilities management and outsourcing companies and "Big Five" accounting firms, as well as smaller local competitors in the various geographic markets in which the Company operates. The Company competes with, among others, Alydaar Corp., Cambridge Technology Partners, Inc., Cap Gemini America, Inc., Complete Business Solutions, Inc., Computer Horizons Corp., Computer Task Group, Inc., CSC Consulting, Information Management Resources, Inc., Infosys, Inc., IBM Global Services, Keane, Inc., Mastech Corporation, Satyam Computer Services Limited, SHL Systemhouse (a division of MCI Communications Corporation), Syntel, Inc., Tata Consultancy Services and Whittman-Hart, Inc. In certain markets in which the Company competes, there are no significant barriers to entry. Current and potential competitors may introduce new and more competitive services, make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their services to address the needs of customers. Many of the Company's competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. The principal competitive factors affecting the markets for the Company's services include (i) performance and reliability, (ii) quality of technical support, training and services, (iii) responsiveness to customer needs, (iv) reputation, experience and financial stability and (v) competitive pricing of services. The Company competes by offering a well developed recruiting, training and retention model, a successful service delivery model, an excellent referral base, continual investment in process improvement and knowledge capture, and continued focus on responsiveness to customer needs, quality of services, competitive prices, project management capabilities and technical expertise. In order to be successful in the future, the Company must continue to respond promptly and effectively to technological change and competitors' innovations. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and its failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition.

INTELLECTUAL PROPERTY

     The Company's consulting business includes the development of software applications and other technology deliverables including written specifications and documentation in connection with specific customer engagements. The Company's future success depends in part on its ability to protect its intellectual property rights. The Company presently holds no patents or registered copyrights, and relies upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect its intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. The Company believes that laws, rules, regulations and treaties in effect in the United States and India are adequate to protect it from misappropriation or unauthorized use of its copyrights.

However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to deter misappropriation of any of its intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its rights.

     Pursuant to the License Agreement between the Company and IMS Health (the "License Agreement"), Cognizant Corporation granted to the Company a non-exclusive, nonassignable, revocable license to use the "Cognizant" name and certain related trade and service marks. On July 1, 1998 Cognizant Corporation transferred all of its rights to the "Cognizant" name and related trade and service marks to the Company. See also Item 3. Legal Proceedings.

EMPLOYEES

     At December 31, 1998, the Company employed approximately 325 persons on a full-time basis in its North American headquarters and satellite offices and on-site North American customer locations (19 of whom are United States citizens or permanent residents), approximately 65 persons on a full-time basis in its European satellite office and on-site European customer locations and approximately 1,170 persons on a full-time basis in its offshore software development centers in India. As of December 31, 1998, approximately 290, or 94.0% of the Company's employees working in the United States, were working in the H-1B, nonimmigrant work-permitted visa classification. None of the Company's employees is subject to a collective bargaining arrangement. The Company considers its relations with its employees to be good.

     The future success of the Company depends to a significant extent on its ability to attract, train and retain highly skilled software development professionals, particularly project managers, software engineers and other senior technical personnel. The Company believes that in both the United States and India there is a shortage of, and significant competition for, software development professionals with the advanced technological skills necessary to perform the services offered by the Company. The Company has an active recruitment program in India and has developed a recruiting system and database that facilitates the rapid identification of skilled candidates. During the course of the year, the Company visits approximately 45 premier colleges and technical schools in India. The Company evaluates candidates based on academic performance, the results of a written aptitude test measuring problem-solving skills and a technical interview. In addition, the Company has an active lateral recruiting program.

     Senior project managers are hired from leading consulting firms in the United States and India. The Company's senior management and substantially all of the project managers have experience working in the United States and Europe, which enhances the Company's ability to attract and retain other professionals with experience in the United States.

     The Company also has adopted a career and education management program to define the employees' objectives and career plans. Through an intensive orientation and training program, the Company introduces new employees to the QView software engineering process and the Company's services.

ITEM 2.     PROPERTIES.

     The Company's executive and business development office is located in Teaneck, New Jersey. The Company's lease in New York, for its prior executive office space, was terminated at January 1, 1999 at no cost to the Company. The Company believes that its existing facilities are adequate to support its existing operations and that, as needed, it will be able to obtain suitable additional facilities on commercially reasonable terms.

The Company occupies the following properties, which are all leased:

                    Approximate
     Location          Area             Use              Nature of Occupancy
                   (in sq. feet)
--------------------------------------------------------------------------------

Chennai, India         49,200     Software              Multiple leases expiring
                                  Development Facility  2/1/06-12/15/06 with
                                                        renewal options

Chennai, India         35,100     Software              Multiple leases expiring
                                  Development Facility  3/31/03-5/1/06 with
                                                        renewal options

Chennai, India         20,000     Software              Lease expiring 8/1/04
                                  Development Facility  with a renewal option

Calcutta, India        13,900     Software              Lease expiring 10/7/07
                                  Development Facility  with a renewal option

Pune, India            11,500     Software              Lease expiring 7/10/07
                                  Development Facility  with a renewal option

Calcutta, India         9,300     Software              Lease expiring 11/1/00
                                  Development Facility  with a renewal option

Calcutta, India         4,000     Software              Multiple Leases expiring
                                  Development Facility  5/1/99-1/25/00 with
                                                        renewal options

Teaneck, New Jersey     9,700     Executive and         Lease expiring 5/31/02
                                  Business
                                  Development Office

Chicago, Illinois       2,000     Business              Lease expiring 10/15/00
                                  Development Office

San Francisco,            500     Business              Lease expiring 1/31/99
California                        Development Office

London, England           800     Business              Monthly lease
                                  Development Office

Toronto, Canada           200     Business              Lease expiring 1/31/99
                                  Development Office

ITEM 3.     LEGAL PROCEEDINGS.

     The Company has received correspondence from legal counsel representing a company called Cognizant Design Group of Incline Village, Nevada ("CDG") alleging infringement by the Company of CDG's purportedly prior rights to the name "Cognizant." CDG demanded that the Company, among other things, refrain from further use of the name "Cognizant" in the future. The Company is investigating the claims made by CDG and, if appropriate, intends to seek a mutually satisfactory resolution. There can be no assurance, however, that such a resolution will be obtained on terms satisfactory to the Company or that CDG will not commence litigation against the Company. If such litigation is commenced there can be no assurance that there will be an outcome favorable to the Company.

     There is no other material litigation to which the Company is a party or to which any of its property is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II


ITEM 5.     MARKET FOR THE  COMPANY'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
            MATTERS.

     Prior to June 1998, there was no established market for the Company's Class A Common Stock. Since June 19, 1998, the Class A Common Stock has traded on the NASDAQ National Market ("NNM") under the symbol "CTSH".

     All of the issued and outstanding shares of Class B Common Stock are held by IMS Health. Each outstanding share of Class B Common Stock is convertible at the holder's option into one share of Class A Common Stock at any time prior to a Tax-Free Spin-Off (as defined below). If a Tax-Free Spin-Off occurs, the stockholders of IMS Health will receive Class B Common Stock, which will continue to have ten votes per share (as compared to one vote per share for Class A Common Stock). Such shares of Class B Common Stock shall convert upon transfer to Class A Common Stock but shall no longer be convertible into shares of Class A Common Stock at the option of the holder. Additionally, each share of Class B Common Stock automatically converts into one share of Class A Common Stock if at any time the number of outstanding shares of Class B Common Stock represents less than 35.0% of the economic ownership represented by the aggregate number of shares of Common Stock then outstanding.

     Except as provided below, any shares of Class B Common Stock transferred to a person other than IMS Health shall automatically convert to shares of Class A Common Stock upon such disposition. Shares of Class B Common Stock transferred to stockholders of IMS Health in a transaction intended to be on a tax-free basis (a "Tax-Free Spin-Off") under the Code shall not convert to shares of Class A Common Stock upon the occurrence of such Tax-Free Spin-Off.

     Following a Tax-Free Spin-Off, shares of Class B Common Stock shall convert upon transfer to Class A Common Stock; provided, however, that shares of Class B Common Stock shall automatically convert into shares of Class A Common Stock on the fifth anniversary of the Tax-Free Spin-Off, unless prior to such Tax-Free Spin-Off, IMS Health delivers to the Company written advice of counsel reasonably satisfactory to the Company to the effect that (i) such conversion could adversely affect the ability of IMS Health to obtain a favorable ruling from the Internal Revenue Service that the distribution would be a Tax-Free Spin-Off or (ii) the Internal Revenue Service has adopted a general non-ruling policy on tax-free spin-offs and that such conversion could adversely affect the status of the transaction as a Tax-Free Spin-Off. If such written advice is received, approval of such conversion shall be submitted to a vote of the holders of the Common Stock as soon as practicable after the fifth anniversary of the Tax-Free Spin-Off, unless IMS Health delivers to the Company written advice of counsel reasonably satisfactory to the Company prior to such anniversary that such vote could adversely affect the status of the distribution as a Tax-Free Spin-Off, including the ability to obtain a favorable ruling from the Internal Revenue Service. If such written advice is delivered, such vote shall not be held. Approval of such conversion will require the affirmative vote of the holders of a majority of the shares of both Class A Common Stock and Class B Common Stock present and voting, voting together as a single class, with each share entitled to one vote for such purpose. No assurance can be given that such conversion would be consummated. The foregoing requirements are intended to ensure that tax-free treatment of a Tax-Free Spin-Off is preserved should the Internal

Revenue Service challenge such automatic conversion as violating the 80.0% vote requirement currently required by the Code for a Tax-Free Spin-Off.

     The following table sets forth the high and low sales price for the Class A Common Stock for each of the quarters since the quarter ended June 30, 1998 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          Quarter Ended                High                 Low
     --------------------------      ------------        -----------

     June 30, 1998...........         $12 7/8             $ 9 1/2
     (from June 19, 1998)
     September 30, 1998......         $19 5/8             $11 9/16
     December 31, 1998.......         $33 1/2             $ 7

     As of February 22, 1999, the approximate number of holders of record of the Class A Common Stock was 17 and the approximate number of beneficial holders of the Class A Common Stock was 2,225.

     As of February 22, 1999, all of the outstanding Class B Common Stock of the Company was owned by IMS Health.

     The Company has never declared or paid dividends on its Class A or Class B Common Stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected consolidated financial data set forth below for the Company as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 are derived from the audited financial statements included elsewhere herein. The selected consolidated financial data set forth below for the Company as of December 31, 1994, 1995 and 1996 and for each of the years ended December 31, 1994 and 1995 are derived from the audited financial statements not included elsewhere herein. The selected consolidated financial information for 1996, 1997 and 1998 should be read in conjunction with the Consolidated Financial Statements and the Notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                           YEAR ENDED DECEMBER 31,
                                1994      1995       1996       1997     1998
                                ----      ----       ----       ----     ----
                                    (in thousands, except per share data)
STATEMENTS OF INCOME DATA:
Revenues..................     $   --    $   298   $ 2,775    $13,898   $45,031
Revenues - related party..      1,687      6,877     9,257     10,846    13,575
                               ------     ------    ------     ------    ------

   Total revenues.........      1,687      7,175    12,032     24,744    58,606

Cost of revenues..........        534      3,567     6,020     14,359    31,919
                               ------     ------    ------     ------    ------

Gross profit..............      1,153      3,608     6,012     10,385    26,687

Selling, general and
 administrative expenses..      1,351      2,213     3,727      6,898    15,547

Depreciation and
 amortization expense.....         65        376       819      1,358     2,222
                               ------     ------    ------     ------    ------

Income (loss) from
 operations...............       (263)     1,019     1,466      2,129     8,918

Other income:
   Interest income........          4          7         8         25       638
   Other income - net.....        (19)        44         1         --        83
                               ------     ------    ------     ------    ------
   Total other income.....        (15)        51         9         25       721
                               ------     ------    ------     ------    ------

Income before provision
 for income taxes.........       (278)     1,070     1,475      2,154     9,639

Provision for income
 taxes....................        105       (247)     (341)      (581)   (3,606)

Minority interest.........        (22)      (362)     (492)      (545)        -

Net income................    $  (195)   $   461   $   642    $ 1,028   $ 6,033
                               ======     ======    ======     ======    ======

Basic earnings per share..    $ (0.03)   $  0.07   $  0.10    $  0.16   $  0.76
                               ======     ======    ======     ======    ======

Diluted earnings per
 share....................    $ (0.03)   $  0.07   $  0.10    $  0.16   $  0.73
                               ======     ======    ======     ======    ======

Weighted average number
 of common shares
 outstanding..............      6,500      6,500     6,500      6,547     7,943
                               ======     ======    ======     ======    ======

Weighted average number
 of common shares and
 stock options
 outstanding..............      6,500      6,500     6,500      6,605     8,269
                               ======     ======    ======     ======    ======

BALANCE SHEET DATA
(at period end):
Cash and cash equivalents.    $   174    $   546   $ 1,810    $ 2,715   $28,418
Working capital...........        305      1,126     2,781      5,694    29,416
Total assets..............      1,824      5,451     7,827     18,298    51,679
Due to related party......        690        662       976      6,646         9
Stockholders' equity......        408      1,766     2,806      3,419    32,616

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company delivers full life cycle software development and maintenance technology consulting services to its customers through the use of a seamless on-site and offshore project team. These services include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services.

     The Company began its software development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, Erisco, Inc. ("Erisco"), IMS International Inc. ("IMS"), Nielsen Media Research, Inc., Pilot Software Inc. and Sales Technologies, Inc. and certain other entities, plus a majority interest in Gartner Group, Inc. were spun-off from The Dun & Bradstreet Corporation to form Cognizant. In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the Indian subsidiary wholly owned by the Company. In June 1998, the Company completed its IPO. On June 30, 1998, a majority interest in the Company, Erisco, IMS and certain other entities were spun-off from Cognizant to form IMS Health. At December 31, 1998, IMS Health owned approximately 61.7% of the outstanding stock of the Company and held approximately 94.2% of the combined voting power of the Company's Common Stock. During 1996, the Company made a strategic decision to attract customers that were not affiliated with Cognizant or any of the former affiliates of The Dun & Bradstreet Corporation. As a result, sales from customers not currently or previously affiliated with The Dun & Bradstreet Corporation, Cognizant, IMS Health, and any of their respective subsidiaries grew from $1.3 million, or 11.2% of revenues, in 1996 to $6.5 million, or 26.3% of revenues, in 1997 and $26.9 million, or 46.0% of revenues, in 1998.

     Approximately 88.8%, 73.7% and 54.0% of the Company's revenues in 1996, 1997 and 1998, respectively, were generated from current and former affiliates of the Company including approximately 15.7%, 23.7% and 18.0%, respectively, from IMS Health and its current subsidiaries. In addition, the Company has derived and believes that it will continue to derive a significant portion of its revenues from a limited number of large third-party customers. During 1996, 1997 and 1998, the Company's five largest customers (other than IMS Health and its current subsidiaries) accounted for 80.7%, 50.8% and 43.7% of revenues, respectively. In 1996, The Dun & Bradstreet Corporation accounted for more than 75.0% of revenue. In 1997, Cognizant Corporation and ACNielsen accounted for more than 40.0% and 10.0% of revenues, respectively. In 1998, IMS Health, First Data Corporation and ACNielsen each accounted for more than 10.0% of revenue. The volume of work performed for IMS Health and its subsidiaries and other customers is likely to vary from year to year, and a major customer, whether affiliated or unaffiliated, in one year may not provide the same level of revenues in any subsequent year.

     Approximately 26.4%, 44.4% and 44.1% of the Company's revenues were derived from Year 2000 compliance services in 1996, 1997 and 1998, respectively. Application development services represented approximately 20.9%, 19.4% and 25.8% of the Company's revenues in 1996,

1997 and 1998, respectively. Application maintenance services accounted for 44.2%, 28.4% and 21.1% of the Company's revenues in 1996, 1997 and 1998, respectively.

     The Company's services are performed on either a time-and-materials or fixed-price basis. The Company expects that an increasing number of its future projects will be fixed-price rather than time-and-materials (which has historically been the basis for its contracts). Revenues related to time-and-materials contracts are recognized as the service is performed.
Revenues related to fixed-price contracts are recognized using the percentage-of-completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the financial reporting period in which the change in the estimate becomes known, and any anticipated losses are recognized immediately. Since the Company bears the risk of cost over-runs and inflation associated with fixed-price projects, the Company's operating results may be adversely affected by changes in estimates of contract completion costs.

     The majority of the Company's revenues are earned within North America. Revenues outside of North America totaled $2.4 million, $3.5 million and $10.7 million in 1996, 1997 and 1998, respectively. Revenues from customers located outside of North America have historically been generated primarily in the United Kingdom and Germany. As a percentage of revenues, revenues outside of North America represented 19.9%, 14.3% and 18.3% in 1996, 1997 and 1998, respectively. The primary denomination for invoices issued by the Company is U.S. dollars, with the exception of invoices issued in Canada and the United Kingdom which are issued in local currency. Gains and losses as a result of fluctuations in foreign currency exchange rates have not had a significant impact on results of operation.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

                                                      Year Ended
                                                     December 31,
                                        ----------------------------------------
                                             1996         1997          1998
                                        ------------  ------------  ------------

Total revenues.......................       100.0%       100.0%        100.0%
Cost of revenues.....................        50.0         58.0          54.5
                                           ------        -----        ------
   Gross profit......................        50.0         42.0          45.5
Selling, general and administrative
   expenses..........................        31.0         27.8          26.5
Depreciation and amortization
   expense...........................         6.8          5.6           3.8
                                           ------        -----        ------
   Income from operations............        12.2          8.6          15.2
Other income (expense):
   Interest income...................         0.1          0.1           1.1
   Other income (expense)............          --           --           0.1
                                           ------        -----        ------
Total other income (expense).........         0.1          0.1           1.2
Income before provision for
   income taxes......................        12.3          8.7          16.4
Provision for income taxes...........        (2.8)        (2.3)         (6.2)
Minority interest....................        (4.1)        (2.2)           --
                                           ------        -----        ------
Net income...........................         5.3%         4.2%         10.3%
                                           ======        =====        ======

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenue. Revenue increased by 136.8%, or $33.9 million, from $24.7 million in 1997 to $58.6 million in 1998. This increase included $14.9 million of increased Year 2000 compliance services, and $19.0 million of increased sales of software development, maintenance and Eurocurrency compliance services. Revenue growth resulted, in part, from the successful implementation of the Company's Year 2000 rollover strategy, pursuant to which Year 2000 clients have been converted to include non-Year 2000 assignments including software development and maintenance. The percentage of revenues from unrelated parties increased from 56.2% in 1997 to 76.8% in 1998. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and the impact of the spin-off in June 1998 of a majority interest in the Company, Erisco, IMS and certain other entities to form IMS Health, and the establishment of Nielsen Media Research as a separate publicly traded company. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. Accordingly, as of July 1, 1998, Nielsen Media Research was no longer deemed to be a related party.

     Gross profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 122.3%, or $17.6 million, from $14.4 million in 1997 to $31.9 million in 1998. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 900 employees at December 31, 1997 to approximately 1,400 employees at December 31, 1998. The Company's gross profit increased by 157.0%, or approximately $16.3 million, from approximately $10.4 million in 1997 to approximately $26.7 million in 1998. Gross profit margin increased from 42.0% of revenues in 1997 to 45.5% of revenues in 1998. The increase in gross profit margin was primarily attributable to the increased third party revenue which have higher margins and a higher utilization level of technical professionals during 1998 compared to 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 115.2%, or $9.5 million, from $8.3 million in 1997 to $17.8 million in 1998, but decreased as a percentage of revenue from 33.4% to 30.3%, respectively. The increase in such expenses in absolute dollars was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The Company expects selling, general and administrative expenses to continue to increase in absolute dollars to support the Company's expansion. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company's continued ability to leverage the significant investments it made in the beginning of 1997 to establish a sales and marketing organization and to create the infrastructure necessary to operate as an independent company.

     Income from Operations. Income from operations increased 318.9% or $6.8 million, from $2.1 million in 1997 to $8.9 million in 1998, representing 8.6% and 15.2% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue which generally has higher margins and the higher utilization level of technical professionals mentioned above.

     Other  Income.  Other  income  consists  primarily  of interest  income and foreign currency exchange gains. Interest income increased by $613,000 from $25,000 in 1997 to $638,000 in 1998. The increase in such interest income was attributable primarily to increased interest income resulting from the investment of the net proceeds generated from the Company's IPO and generally higher cash balances. The Company recognized a net foreign currency exchange gain of $83,000 in 1998, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. Historically, the Company had been included in the consolidated federal income tax returns of The Dun & Bradstreet Corporation and Cognizant. The Company's provision for income taxes in the consolidated statements of income reflects federal and state income taxes calculated on the Company's stand alone basis. The provision for income taxes increased from $581,000 in 1997 to $3.6 million in 1998 resulting in an effective tax rate of 27.0% in 1997 and 37.4% in 1998. Without the effect of minority interest, the effective tax rate would have been approximately 35.0% in 1997.

     Minority Interest. In 1997, minority interest expense was $545,000. This expense was attributable to profitability of the Company's Indian subsidiary in which an unaffiliated third party held a 24.0% minority interest. The Company purchased the minority interest in October 1997 for $3.4 million. The Company has not recognized any minority expense subsequent to such purchase. In 1997 and 1998 the Company recorded $76,000 and $317,000 of amortization expense, respectively, in connection with the goodwill recorded on the acquisition of the remaining portion of its Indian subsidiary.

     Net Income. Net income increased from $1.0 million in 1997 to $6.0 million in 1998, representing 4.2% and 10.3% as a percentage of revenues, respectively.


Year Ended December 31, 1997 Compared to  Year Ended December 31, 1996

     Revenue. The Company's revenues increased 105.7% from $12.0 million in 1996 to $24.7 million in 1997. This increase included $7.8 million of increased sales of Year 2000 compliance services, and $4.9 million of increased sales of software development and maintenance services. The percentage of revenues from unrelated parties increased from 23.1% or $2.8 million in 1996 to 56.2% or $13.9 million in 1997. This increase resulted from the full-year impact in 1997 of the fourth quarter 1996 spin-off of Cognizant (including the Company) from The Dun & Bradstreet Corporation, as well as the Company's expanded efforts to pursue unaffiliated third-party customers. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company.

     Gross profit. Gross profit increased 72.7% from $6.0 million in 1996 to $10.4 million in 1997. As a percentage of revenues, gross profit declined from 50.0% in 1996 to 42.0% in 1997. Cost of revenues increased 138.5% from $6.0 million in 1996 to $14.4 million in 1997. The increase in cost of revenues was primarily attributable to increases in the number of the Company's technical professionals from approximately 500 employees at December 31, 1996 to approximately 900 employees at December 31, 1997. The increase in cost of revenues as a percentage of revenues resulted primarily from a movement in the mix of programmers from offshore to on-site locations, which resulted in higher labor rates and lower gross margins.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 81.6% from $4.5 million in 1996 to $8.3 million in 1997. This increase included $2.3 million in increased sales and marketing expenses and $1.4 million in increased infrastructure expenses to support the Company's revenue growth as the Company opened its fourth development center in India. As a percentage of revenues, selling, general and administrative expense declined from 37.8% in 1996 to 33.4% in 1997.

     Income from Operations. Income from operations increased 45.2% from $1.5 million in 1996 to $2.1 million in 1997, representing 12.2% and 8.6% of revenues, respectively. The decrease in operating margin was primarily due to the Company's investment in its expanding sales and marketing infrastructure to support its strategy of continued pursuit of third-party customers and, to a lesser extent, the movement in the mix of project staff from offshore to on-site locations.

     Provision for Income Taxes. The provision for income taxes increased 70.4% from $341,000 in 1996 to $581,000 in 1997, resulting in an effective tax rate of 23.1% in 1996 and 27.0% in 1997. Without the effect of minority interest, the effective tax rate would have been approximately 35.0% for both periods.

     Minority Interest. In 1996, minority interest expense was $492,000 compared to $545,000 in 1997. The increase in absolute dollars was attributable to increased profitability of the Company's Indian subsidiary in which a third party held the 24.0% minority interest offset by the effect on the income statement of the purchase of such minority interest in October 1997 for $3.4 million. The Company has not recognized any minority interest expense subsequent to such purchase.

     Net Income. Net income was $642,000 in 1996 as compared to $1.0 million in 1997, representing 5.3% and 4.2% as a percentage of revenues, respectively.

BACKLOG

     The Company generally enters into written contracts with its customers at the time it commences work on a project. These written contracts contain varying terms and conditions and the Company does not generally believe it is appropriate to characterize such written contracts as creating backlog. Additionally, because these written contracts often provide that the arrangement can be terminated with limited advance notice and without penalty, the Company does not believe that projects in progress at any one time are a reliable indicator or measure of expected future revenue.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company IMS Health, accounting successor to Cognizant. In June 1998, the Company consummated its IPO of 2,917,000 shares of its Class A Common Stock at a price to the public of

$10.00 per share, of which 2,500,000 shares were issued and sold by the Company and 417,000 shares were sold, at that time, by Cognizant. In July 1998, IMS
Health (the accounting successor to Cognizant) sold 437,550 shares of Class B Common Stock pursuant to an over allotment option granted to the underwriters of the IPO. The net proceeds to the Company from the offering were approximately $22.4 million after $845,000 of direct expenses. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of non-trade related party balances to Cognizant. The Company expects to use the remainder of the net proceeds from the offering for (i) expansion of existing operations, including the Company's offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; and (iii) general corporate purposes including working capital.

     Net cash provided by operating activities was approximately $13.3 million during the year ended 1998 as compared to net cash provided by operating activities of $1.7 million during the year ended 1997. The increase results primarily from a higher level of accrued liabilities, increased net income, and an increase in deferred taxes, partially offset by increased other current assets. Accounts receivable increased from $7.4 million at December 31, 1997 to $11.1 million at December 31, 1998. The increase in accounts receivable was due primarily to the Company's increase in revenue partially offset by improved collection efforts and results. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff.

     The Company's investing activities used net cash of $3.7 million for the year ended December 31, 1998 as compared to net cash used of $6.4 million for the year ended December 31, 1997. The decrease in 1998 of net cash used in investing activities compared to 1997 primarily reflects the payment in 1997 for the acquisition of the minority interest of the Company's Indian subsidiary.

     The Company's financing activities provided net cash of $16.1 million for the year ended December 31, 1998 as compared to $5.7 million for the year ended December 31, 1997. The increase in 1998 compared to 1997 resulted primarily from the net proceeds generated from the IPO of $22.4 million, offset by the repayment of non-trade related party balances of approximately $6.6 million.

     As of December 31, 1998, the Company had no significant third-party debt.

     The Company had working capital of $29.4 million at December 31, 1998 and $5.7 million at December 31, 1997.

     The Company believes that its available funds and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations and needs for the next 12 months.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's Canadian and European subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For the Company's Indian subsidiary, the functional currency is the U.S. dollar since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between the Indian subsidiary and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. A portion of the Company's costs in India are denominated in local currency and subject to exchange fluctuations, which have not had any material adverse effect on the Company's results of operations.

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

RISKS ASSOCIATED WITH THE YEAR 2000

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than 2000. This in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company believes that it has sufficiently assessed its state of readiness with respect to its Year 2000 compliance. As the assessment was completed using internal personnel, costs and time for such personnel were not specifically tracked. The Company, however, estimates that such costs were immaterial. There were no external costs incurred by the Company relating to its Year 2000 assessment. Costs incurred to date to address the Year 2000 problem have been immaterial and the Company does not believe that Year 2000 compliance will result in material investments by the Company in the future. The Company does not anticipate that the Year 2000 Problem will have any material adverse effects on the business operations or financial performance of the Company. The Company does not believe that it has any material exposure to the Year 2000 Problem with respect to its own information systems and believes that all of its business-critical systems correctly define the Year 2000 and subsequent years. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition.

     Contingency planning is underway in all of the Company's operations. These plans will address facilities and equipment, telecommunications infrastructure, and internal administrative processes. In addition, these plans will take into account human resource and communications issues that relate to the Company's employees. By the end of June 1999, the Company expects to have such contingency plans in place to address the most likely effects on the Company from external risks. As more information emerges about services upon which the Company is critically reliant, these plans will be adjusted accordingly.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     During 1998, various new accounting pronouncements were issued which may impact the Company's financial statements. (See Note 2. to the Consolidated Financial Statements.)

FORWARD LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) the significant fluctuations of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) the number, timing, scope and contractual terms of software development and maintenance projects, (b) delays in the performance of projects, (c) the accuracy of estimates of costs, resources and time to complete projects, (d) seasonal patterns of the Company's services required by customers, (e) levels of market acceptance for the Company's services, and (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to increase the number of its personnel, particularly skilled technical, marketing and management personnel, and (b) to continue to develop and improve its operational, financial, communications and other internal systems, both in the United States and India;
(iv) the Company's limited operating history with unaffiliated customers; (v) the Company's reliance on key customers and large projects; (vi) the highly competitive nature of the markets for the Company's services; (vii) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (viii) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (ix) the

Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (x) the Company's ability to protect its intellectual property rights; (xi) general economic conditions; (xii) year 2000 compliance of vendors' products and related issues, including impact of the year 2000 problem on customer buying patterns; and (xiii) the outcome of the impact of Year 2000 on the Company. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed and financial statement schedule herewith is found at "Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     Not applicable.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 11.    EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)  (1)    Financial Statements.

            Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a)  (2)    Financial Statement Schedule.

            Reference is made to the Index to Financial Statement Schedule on Page F-1.

(a)   (3)   Exhibits.

            Reference is made to the Index to Exhibits on Page 33.

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended December 31, 1998.


Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March, 1999.


                                          COGNIZANT TECHNOLOGY SOLUTIONS
                                          CORPORATION



                                          By:/s/Wijeyaraj Mahadeva
                                             -------------------------------
                                             Wijeyaraj Mahadeva, Chairman of the
                                               Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                        Date
       ---------                       -----                        ----

/s/Wijeyaraj Mahadeva          Chairman of the Board and       March 19, 1999
----------------------
  Wijeyaraj Mahadeva           Chief Executive Officer
                               (Principal Executive
                               Officer)


/s/Gordon Coburn               Chief Financial Officer,        March 19, 1999
----------------------
  Gordon Coburn                Treasurer and Secretary
                               (Principal Financial and
                               Accounting Officer)


/s/Anthony Bellomo             Director                        March 19, 1999
----------------------
  Anthony Bellomo

/s/Paul Cosgrave               Director                        March 19, 1999
----------------------
  Paul Cosgrave

                               Director
----------------------
  Victoria Fash

/s/John Klein                  Director                        March 19, 1999
----------------------
  John Klein

/s/Venetia Kontogouris         Director                        March 19, 1999
----------------------
  Venetia Kontogouris

                                  EXHIBIT INDEX

  EXHIBIT
    NO.                 DESCRIPTION OF EXHIBIT
------------            -----------------------

    3.1                 Amended  and  Restated   Certificate  of  Incorporation.
                        (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

    3.2 By-laws. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.1* Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.2* Amended and Restated Cognizant Technology Solutions Key Employees' Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.3* Amended and Restated Cognizant Technology Solutions Non-Employee Directors' Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.4* Option Agreement between the Company and Wijeyaraj Mahadeva. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.5* Form of Master Services Agreement between the Company and each of I.M.S. International, Inc., IMS America, Ltd. and Nielsen Media Research, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.6* License Agreement between the Company and Cognizant Corporation. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.7* Intercompany Agreement between the Company and Cognizant Corporation. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

  EXHIBIT
    NO.                 DESCRIPTION OF EXHIBIT
------------            -----------------------

   10.8* Intercompany Services Agreement between the Company and Cognizant Corporation. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.9* Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.10** Sublease dated August 28, 1998 by and between Trans Tec Services, Inc., as Sublessor, and the Company, as Sublessee.

   21 List of subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   23**                 Consent of PricewaterhouseCoopers LLP.

   27**                 Financial Data Schedule.



------------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**    Filed herewith.  All other exhibits previously filed.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENTS SCHEDULE


                                                                           Page
                                                                           ----

Consolidated Financial Statements:

   Report of Independent Accountants.......................................F-2

   Consolidated Statements of Financial Position as of
     December 31, 1997 and 1998............................................F-3

   Consolidated Statements of Operations for the
     years ended December 31, 1996, 1997 and 1998..........................F-4

   Consolidated Statements of Stockholders'
     Equity for the years ended
     December 31, 1996, 1997 and 1998......................................F-5

   Consolidated Statements of Cash Flows for the
     years ended December 31, 1996, 1997 and 1998..........................F-6

   Notes to Consolidated Financial Statements..............................F-7

Unaudited Quarterly Financial Data........................................F-23

Financial Statement Schedule
  Schedule of Valuation and Qualifying Accounts...........................F-24

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Cognizant Technology Solutions Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers  LLP
New York, New York
February 26, 1999

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (in thousands, except par values)
                                                               AT DECEMBER 31,
                                                               ---------------
                                                                1998      1997
                                                                ----      ----
         ASSETS
 Current assets
 Cash and cash equivalents................................... $28,418   $ 2,715
 Trade accounts receivable, net of allowances of $274 and
   $239, respectively........................................   9,230     4,733
 Trade accounts receivable - related party...................   1,877     2,670
 Unbilled accounts receivable................................   1,088       210
 Other current assets........................................   1,754       568
                                                              -------    ------
   Total current assets......................................  42,367    10,896
                                                              -------    ------

 Property and equipment - net................................   6,270     4,453
 Goodwill, net...............................................   1,830     2,147
 Other assets................................................   1,212       802
                                                              -------    ------
   Total assets.............................................. $51,679   $18,298
                                                              =======    ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
 Accounts payable............................................ $ 1,744   $ 1,543
 Accrued and other liabilities...............................  11,207     3,659
                                                              -------     -----
   Total current liabilities.................................  12,951     5,202

 Deferred income taxes.......................................   6,103     2,593
 Due to related party........................................       9     6,646
 Minority interest...........................................      --        --
                                                              -------    ------
   Total liabilities.........................................  19,063    14,441
                                                              -------    ------

 Commitments and contingencies

 Mandatorily redeemable common stock (none issued and
   outstanding at December 31, 1998 and 114 shares at
   December 31, 1997)........................................      --       438
                                                              -------    ------
 Stockholders' equity:
 Preferred stock, $.10 par value, 15,000 shares authorized,
   none issued...............................................      --        --
 Class A common stock, $.01 par value, 100,000 shares
   authorized, 3,505 shares and 417 shares issued and
   outstanding at December 31, 1998 and 1997, respectively...      35         4
 Class B common stock, $.01 par value, 15,000 shares
   authorized, 5,645 shares and 6,083 shares issued and
   outstanding at December 31, 1998 and 1997, respectively...      57        61
 Additional paid-in capital..................................  24,566     1,420
 Retained earnings...........................................   7,969     1,936
 Cumulative translation adjustment...........................     (11)       (2)
                                                              --------   ------
   Total stockholders' equity................................  32,616     3,419
                                                              -------    ------
   Total liabilities and stockholders' equity................ $51,679   $18,298
                                                               ======    ======


The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                      Years Ended December 31,
                                                     1998      1997       1996
                                                     ----      ----       ----

Revenues.........................................   $45,031   $13,898    $2,775
Revenues-related party...........................    13,575    10,846     9,257
                                                   --------  --------   -------
  Total revenues.................................    58,606    24,744    12,032
Cost of revenues.................................    31,919    14,359     6,020
                                                   ---------  --------   ------
Gross profit.....................................    26,687    10,385     6,012
Selling, general and administrative expense......    15,547     6,898     3,727
Depreciation and amortization expense............     2,222     1,358       819
                                                   --------  --------   -------
Income from operations...........................     8,918     2,129     1,466
Other income:
Interest income..................................       638        25         8
                                                   --------  --------   -------
Other income, net................................        83        --         1
                                                   --------  --------   -------
  Total other income.............................       721        25         9
Income before provision for income taxes.........     9,639     2,154     1,475
Provision for income taxes.......................    (3,606)     (581)     (341)
Minority interest................................        --      (545)     (492)
                                                   --------  --------   -------
Net income.......................................    $6,033    $1,028    $  642
                                                   ========  ========   =======

Net income per share, basic......................     $0.76     $0.16     $0.10
                                                   ========  ========   =======

Net income per share, diluted....................     $0.73     $0.16     $0.10
                                                   ========  ========   =======

Weighted average number of common shares
  outstanding - Basic............................     7,943     6,547     6,500
                                                   ========  ========   =======

Dilutive Effect of Shares Issuable as of
  Period-End Under Stock Option Plans............       302        58        --
                                                   ========  ========   =======

Adjustment of Shares Applicable to Exercised
  Stock Options during the Period................        24        --        --
                                                   ========  ========   =======

Weighted average number of common shares -
  Diluted.........................................    8,269     6,605     6,500
                                                   ========  ========   =======

Comprehensive Income:
  Net income.....................................    $6,033    $1,028    $  642
  Foreign currency translation adjustment........        (9)       (2)       --
                                                   --------  --------   -------
Total comprehensive income.......................    $6,024    $1,026    $  642
                                                   ========  ========   =======


The accompanying notes are an integral part of the consolidated financial statements.

                  COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                Class A           Class B      Additional  Retained  Cumulative
                             Common Stock      Common Stock     Paid-in   Earnings/  Translation    Total
                             ------------      ------------                                         -----
                                                                Capital   (Deficit)  Adjustment
                                                                -------   ---------  -----------
                             Shares  Amount   Shares  Amount
                             ------  ------   ------  ------


Balance, December 31, 1995..   417    $  4     6,083   $ 61     $ 1,435    $   266      $  --      $ 1,766
Net transfers (to) from
 related party..............    --      --        --     --         398         --         --          398
Net income..................    --      --        --     --          --        642         --          642
                              ----    ----    ------   ----     -------    -------      -----      -------
Balance, December 31, 1996..   417       4     6,083     61       1,833        908         --        2,806
Net transfers (to) from
 related party..............    --      --        --     --        (413)        --         --         (413)
Translation adjustment......    --      --        --     --          --         --         (2)          (2)
Net income..................    --      --        --     --          --      1,028         --        1,028
                              ----    ----    ------   ----     -------    -------      -----      -------
Balance, December 31, 1997..   417       4     6,083     61       1,420      1,936         (2)       3,419
Net transfers (to) from
 related party..............    --      --        --     --          62         --         --           62
Translation adjustment .....    --      --        --     --          --         --         (9)          (9)
Net Proceeds from IPO/
 Issued Shares.............. 2,613      27        --     --      22,818         --         --       22,845
Exercise of Overallotment
 Stock......................   438       4      (438)    (4)         --         --         --           --
Exercise of Stock Options...    37      --        --     --         144         --         --          144
Compensatory Grant..........    --      --        --     --         248         --         --          248
 Less Unearned portion......    --      --        --     --        (126)        --         --         (126)
Net income .................    --      --        --     --          --      6,033         --        6,033
                              ----    ----    ------   ----     -------    -------      -----      -------
Balance, December 31, 1998.. 3,505    $ 35     5,645   $ 57     $24,566    $ 7,969     $  (11)     $32,616
                             =====    ====    ======   ====     =======    =======     =======     =======


      The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                   Year Ended December 31,
                                                  1998       1997        1996
                                                  ----       ----        ----

Cash flows from operating activities:
Net income.................................     $6,033      $1,028       $ 642
Adjustments to reconcile net income to net
  cash provided by Operating activities:
  Depreciation and amortization............      2,222       1,358         819
  Provision for doubtful accounts..........         45         239          --
  Deferred income taxes....................      3,510       1,170         518
  Minority interest........................         --         545         492

Changes in assets and liabilities:
Accounts receivable........................     (3,959)     (4,933)        (440)
Other current assets.......................     (1,854)       (591)          37
Other assets...............................       (410)       (390)        (199)
Accounts payable...........................        201         842         (474)
Accrued and other liabilities..............      7,548       2,386          487
Other adjustments for non-cash items.......         22           2           --
                                               --------    --------     --------
Net cash provided by operating activities..     13,358       1,656        1,882
                                               --------    --------     --------

Cash flows used in investing activities:
Purchase of property and equipment.........     (3,743)     (3,025)      (1,329)
Payment for acquisition of minority
  interest in subsidiary...................         --      (3,418)          --
                                               --------    --------     --------
Net cash (used in) investing activities....     (3,743)     (6,443)      (1,329)

Cash flows from financing activities:
Proceeds from Initial Public Offering......     23,250          --           --
Costs associated with Initial Public
  Offering.................................       (843)         --           --
Proceeds from option exercises/
  compensatory grant/contributed capital...        327          25          397
Payments to/proceeds from related party
  prior to the IPO.........................     (6,637)      5,669          315
                                               --------    --------     --------
Net cash provided by financing activities..     16,097       5,694          712

Effect of Currency Translation.............         (9)         (2)          --

Increase in cash and cash equivalents......     25,703         905        1,265
Cash and cash equivalents, at beginning
  of year..................................      2,715       1,810          545
                                              ---------    --------     --------
Cash and cash equivalents, at end of year..   $ 28,418     $ 2,715      $ 1,810
                                              =========    ========     ========

Supplemental information:
Cash paid for income taxes during the year.   $     53     $   158      $    32
                                              =========    ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

1. BASIS OF PRESENTATION

     The Company is principally engaged in the software development and maintenance consulting services business with operations and subsidiaries in India, the United Kingdom, Canada and the United States. It delivers services to customers, principally in the United States, through an on-site and offshore project team. These information technology consulting services include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services.

     The Company is a Delaware corporation originally organized in 1988. The Company began its software development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, Erisco, Inc. ("Erisco"), IMS International Inc. ("IMS"), Nielsen Media Research, Inc., Pilot Software Inc. and Sales Technologies, Inc. and certain other entities, plus a majority interest in Gartner Group, Inc. were spun-off from The Dun & Bradstreet Corporation to form Cognizant Corporation ("Cognizant"). In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the Indian subsidiary wholly owned by the Company. In June 1998, the Company completed its IPO. On June 30, 1998, a majority interest in the Company, Erisco, IMS and certain other entities were spun-off from Cognizant to form IMS Health Incorporated ("IMS Health"), the "accounting successor" to Cognizant, the Company's majority owner and controlling parent company.

     IMS Health currently provides the Company with certain administrative services, including payroll and payables processing, e-mail, tax planning and compliance, and permitted the Company to participate in IMS Health's insurance and employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under the CTS IMS Health intercompany services agreement. (See also Note 10. to the Consolidated Financial Statements.)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation. The consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and its consolidated subsidiaries as if it were a separate entity for all periods presented.

 Cash and Cash Equivalents. Cash and cash equivalents primarily include time and demand deposits in the Company's operating bank accounts. The Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

 Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized.

 Goodwill. Goodwill represents the excess of the purchase price of the former minority interest in the Company's Indian subsidiary over the fair values of amounts assigned to the incremental net assets acquired. Amortization expense is recorded using the straight-line method over a period of seven years. Amortization expense was $317 and $76 as of December 31, 1998 and 1997, respectively. At each balance sheet date, the Company reviews the recoverability of goodwill by comparing the unamortized balance to the related anticipated undiscounted future cash flows from operating activities. It is the Company's policy to recognize any anticipated under-recovery of goodwill as a result of this review.

 Revenue Recognition. The Company's services are entered into on either a time-and-materials or fixed-price basis. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts are recognized as the service is performed using the percentage-of-completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Fixed price contracts are cancellable subject to a specified notice period. All services provided by the Company through the date of cancellation are due and payable under the contract terms. The Company issues invoices related to fixed price contracts based upon achievement of milestones during a project. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. A reserve for warranty provisions under such contracts, which generally exist for ninety days past contract completion, is estimated and accrued during the contract period.

 Unbilled  Accounts   Receivable.   Unbilled  accounts  receivable   represent
revenues on contracts to be billed, in subsequent periods, as per the terms of the contracts.

 Foreign Currency Translation. The assets and liabilities of the Company's Canadian and European subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For the Company's Indian subsidiary ("CTS India"), the functional currency is the U.S. dollar, since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between CTS India and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. The resulting gain
(loss) is included in other income.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

 Risks and Uncertainties. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The most significant estimates relate to the allowance for doubtful accounts, reserve for warranties, depreciation of fixed assets and long-lived assets and the recognition of revenue and profits based on the percentage of completion method of accounting for fixed bid contracts. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying financial statements.

     All of the Company's software development centers, including a substantial majority of its employees and assets, are located in India. As a result, the
Company  may  be  subject  to  certain  risks   associated  with   international
operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic conditions. To date, the Company has not engaged in any significant hedging transactions to mitigate its risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers. A significant portion of the Company's current engagements are for the Company's Year 2000 compliance projects. An unanticipated decline in the demand for Year 2000 compliance services could have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company believes that demand for Year 2000 compliance services will diminish after the year 2000, as many solutions are implemented and tested. A core element of the Company's strategy is to use the business relationships and the knowledge of its customers' computer systems obtained in providing Year 2000 services to generate additional projects from these customers. There can be no assurance that the Company will be successful in generating demand for other services from its Year 2000 customers.

 Net Income Per Share. In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces the presentation of primary net income (loss) per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS includes all dilutive potential common stock in the weighted average shares outstanding.

 Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

 Income Taxes. Prior to the consummation of the Company's IPO, the Company had been included in the federal and certain state income tax returns of Cognizant and The Dun & Bradstreet Corporation. The provision for income taxes in the Company's consolidated financial statements has been calculated on a separate company basis. Income tax benefits realized by the Company and utilized by Cognizant or The Dun & Bradstreet Corporation are included in stockholders' equity. The Company is no longer included in the consolidated return of its majority owner and controlling parent company, and is required to file separate income tax returns.

     On a stand-alone basis, the Company provides for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance will be provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.

     CTS India is an export oriented company that is entitled to claim a tax holiday for a period of five years from April 1996 through March 2001 in respect to its export profits. Under the Indian Income Tax Act of 1961, substantially all of the earnings of the Company's Indian subsidiary are currently exempt from Indian Income Tax as profits are attributable to export operations. However, since management intends to repatriate all accumulated earnings from India to the United States, the Company has provided deferred U.S. income taxes on all undistributed earnings.

 Stock-Based Compensation. With respect to stock options granted to employees, SFAS No. 123 "Accounting for Stock-Based Compensation" permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. Management has determined not to adopt the SFAS No. 123's accounting recognition provisions, but has included the required pro forma disclosures.

 Reclassification. Certain prior-year amounts have been reclassified to conform with the 1998 presentation.

 Recently Issued Accounting Standards. In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting For The Costs of Computer Software Developed Or Obtained For Internal Use." SOP 98-1 provides guidance on costs to be capitalized and when capitalization of such costs should commence. SOP 98-1 applies to costs incurred after adoption, including costs for software projects that are in progress at the time of the adoption. The Company has evaluated the impact of this SOP on its financial position and results of operations and will implement SOP 98-1 effective January 1, 1999. The adoption of this pronouncement will not have a material effect on the Company's financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

     In April 1998, the AICPA issued SOP 98-5, "Accounting For The Costs Of Start-up Activities." SOP 98-5 requires all costs of start-up activities to be expensed as incurred. SOP 98-5 is effective for financial statements for the years beginning after December 15, 1998. The adoption of this pronouncement will not have a material effect on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.


3. INITIAL PUBLIC OFFERING

     On June 24, 1998, the Company consummated its Initial Public Offering ("IPO") of 2,917,000 shares of its Common Stock at a price of $10.00 per share, 2,500,000 of which were issued and sold by the Company and 417,000 of which were sold by Cognizant Corporation ("Cognizant"), the Company's then majority owner and controlling parent company. The net proceeds to the Company from the IPO were approximately $22.4 million after $845 of direct expenses. In July 1998, IMS Health (the accounting successor to Cognizant) sold 437,550 shares of Class B Common Stock, which were converted to Class A Common Stock pursuant to an over allotment option granted to the underwriters of the IPO. Of the total net proceeds received by the Company upon the consummation of its IPO, approximately $6.6 million was used to repay the related party balance then owed to Cognizant. The related party balance resulted from certain advances to the Company from Cognizant used to purchase the minority interest of the Company's Indian subsidiary and to fund payroll and accounts payable. Concurrent with the IPO, the Company reclassified the amounts in mandatorily redeemable common stock to stockholders' equity as the redemption feature was voided. (See Note 8. to the Consolidated Financial Statements.)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)


4. SUPPLEMENTAL FINANCIAL DATA

Property and Equipment

      Property and equipment consist of the following:

                                     Estimated
                                    Useful Life        December 31
                                                       -----------
                                      (Years)        1998        1997
                                      -------        ----        ----
     Computer equipment and
     purchased software............       3       $ 5,542     $ 4,196
     Furniture and equipment.......     5 - 9       3,044       1,700
     Leasehold improvements........    Various      1,805       1,099
                                                  -------     -------
       Sub-total                                  $10,391     $ 6,995
     Accumulated depreciation
      and amortization.............                (4,121)     (2,542)
                                                  -------     -------
     Property and Equipment - Net..               $ 6,270     $ 4,453
                                                  =======     =======


Accrued Expenses and Other Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                       December 31,
                                                       ------------
                                                     1998        1997
                                                     ----        ----

Accrued bonuses and commissions............       $ 6,600     $ 2,003
Accrued vacation...........................           800         415
Other......................................         3,807       1,241
                                                  -------     -------
                                                  $11,207     $ 3,659
                                                  =======     =======


5. ACQUISITION OF MINORITY INTEREST

     On July 3, 1997, the Company signed a memorandum of understanding to purchase the 24.0% minority interest in CTS India from a third party. On October 31, 1997, the Company paid $3,468 to the minority shareholder increasing the Company's ownership in CTS India from 76.0% to 100.0%. The Company accounted for the acquisition of the minority interest using the purchase method. The incremental assets acquired have been recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of the incremental net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a seven year

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

period. The following is a summary of the purchase price allocation for the acquisition of the minority interest:

     Fair value of assets........................................    $1,727
     Deferred taxes..............................................      (482)
     Goodwill....................................................     2,223
                                                                     -------
     Total purchase price........................................    $3,468
                                                                     ======

     The results of operations of CTS India have been included in the Company's operations since the acquisition date. Had the acquisition of the minority interest taken place on January 1, 1996 or 1997, the results of operations would not have reflected minority interest expense in each year and would have reflected amortization of the related goodwill of $317 for 1996 and 1997.

6. EMPLOYEE BENEFITS

     Beginning in 1997, certain U.S. employees of the Company were eligible to participate in Cognizant's and now IMS Health's 401(k) plan. The Company matches up to 50.0% of the eligible employee's contribution. The amount charged to expense for the matching contribution was $55 and $15 for the year ended December 31, 1998 and 1997, respectively.

     Certain of the Company's employees participate in IMS Health's defined benefit pension plan. The costs to the Company recognized as postretirement benefit costs and related liabilities were not material to the Company's results of operations or financial position for the years presented. (See Note 10. to the Consolidated Financial Statements.)

     CTS India maintains an employee benefit plan that covers substantially all India-based employees. The employees' provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to ten percent of their base compensation, which is matched by an equal contribution by CTS India. Contribution expense recognized was $186, $128 and $73 for the years ended December 31, 1998 1997 and 1996 respectively.

     CTS India also maintains a statutory gratuity plan that is a statutory postemployment benefit plan providing defined lump sum benefits. CTS India makes annual contributions to an employees' gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. The Company estimates its obligation based upon employee salary and projected turnover rates. Expense recognized by the Company was $135, $94 and $60 for the years ended December 31, 1998, 1997 and 1996, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

7. INCOME TAXES

     Income (loss) before provision for income taxes consisted of the following for years ended December 31:

                                                    1998       1997        1996
                                                    ----       ----        ----

U.S............................................   $(2,862)   $(1,812)    $ (611)
Non-U.S........................................    12,501      3,966      2,086
                                                  -------    -------     -------
Total..........................................   $ 9,639    $ 2,154     $1,475
                                                  =======    =======     =======

     The provision (benefit) for income taxes consists of the following for the years ended December 31,

                                                    1998       1997        1996
                                                    ----       ----        ----
U.S. Federal and state:
  Current.......................................  $    75    $  (607)    $ (177)
  Deferred......................................    3,516      1,178        518
                                                  -------    -------     -------
  Total U.S. Federal and state..................  $ 3,591    $   571     $  341
                                                  -------    -------     -------
Non-U.S.:
  Current.......................................  $    20    $    18     $   --
  Deferred......................................       (5)        (8)        --
                                                  -------    -------     -------
  Total non-U.S.................................       15         10         --
                                                  -------    -------     -------
  Total.........................................  $ 3,606    $   581     $  341
                                                  =======    =======     =======


     The following table sets forth the significant differences between the U.S. federal statutory taxes and the Company's provision for income taxes for consolidated financial statement purposes:

                                                    1998       1997        1996
                                                    ----       ----        ----

Tax expense at statutory rate...................  $ 3,277    $   732     $  502
State and Local Income Taxes....................     (110)        --         --
Goodwill........................................      108         26         --
Effect of minority interest on foreign earnings.       --       (185)      (168)
Other...........................................      331          8          7
                                                  -------    -------     -------
Total Taxes.....................................  $ 3,606    $   581     $  341
                                                  =======    =======     =======

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

     The Company's deferred tax assets (liabilities) are comprised of the following at December 31:

                                                           1998       1997
                                                           ----       ----

 Deferred tax assets:
   Net Operating Losses................................  $   940    $     8

 Net deferred tax assets...............................  $   940    $     8

 Deferred tax liabilities:
   Undistributed Indian income.........................   (7,043)    (2,601)

 Total deferred tax liabilities........................   (7,043)    (2,601)
 Net deferred tax liability............................  $(6,103)   $(2,593)
                                                         ========   ========

At December 31, 1998, the Company had $940 of tax credit carryforwards primarily related to U.S. Federal net operating losses, which expire if not used before 2018.

     CTS India is an export oriented company that is entitled to claim a tax holiday for a period of five years from April 1996 through March 2001 in respect to its export profits. Under the Indian Income Tax Act of 1961, all of the Company's earnings are currently exempt from Indian Income Tax as profits are attributable to export operations. However, since management intends to repatriate all earnings from India to the United States, the Company has provided deferred U.S. income taxes on all undistributed earnings. The Company has determined that the income taxes recorded by the Company would not be materially different in the absence of the current tax exemption and, therefore, the tax exemption had no material effect on earnings per share.

8. CAPITAL STOCK

 A. Common Stock. On June 12, 1998, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of Class A common stock, par value $.01 per share, 15,000,000 shares of Class B common stock, par value $.01 per share, and 15,000,000 shares of preferred stock, par value $.10 per share, and effected a 0.65 for one reverse stock split. All applicable shares and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this recapitalization. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Holders of Class B common stock are entitled to convert their shares into Class A common stock at any time on a share for share basis. Shares of Class B Common Stock transferred to stockholders of IMS Health in a transaction intended to be on a tax-free basis (a "Tax-Free Spin-Off") under the Code shall not convert to shares of Class A Common Stock upon the occurrence of such Tax-Free Spin-Off. No preferred stock has been issued.

     Subsequent to the IPO, the underwriters exercised their right to purchase an additional 437,550 shares of Class A Common Stock. As a result, IMS Health, the majority owner and controlling parent of the Company, converted 437,550 shares of Class B Common stock into Class A Common Stock and subsequently sold such shares.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

 B. Redeemable Common Stock. On July 25, 1997, certain management employees of the Company and its affiliates subscribed and subsequently purchased Common
Stock under the "Key Employees Restricted Stock Purchase Plan." These shares were purchased by the employees at the then estimated fair market value of $3.85 per share. Holders of the stock may put, at any time, to the Company their shares at the lower of the purchase price or the share price based on a valuation of the Company at the time of the put. Upon consummation of the IPO, this put right terminated. The Company initially recorded the value of the purchased stock outside the equity section. In 1998, upon the completion of the initial public offering, all redemption conditions were removed, and the shares have been reclassified to common stock.

9. EMPLOYEE STOCK OPTIONS PLANS

     In July 1997, CTS adopted a Key Employees Stock Option Plan which provides for the grant of stock options to eligible employees. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. As a result of the IPO all options have a life of ten years, vest proportionally over four years and have an exercise price equal to the fair market value of the common stock on the grant date.

     In December 1997, CTS adopted a Non-Employee Directors' Stock Option Plan, which provides for the grant of stock options to eligible directors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. As a result of the IPO all options have a life of ten years, vest proportionally over two years and have an exercise price equal to the fair market value of the common stock on the grant date.

     In March 1998, CTS granted non-qualified stock options to purchase an aggregate of 48,750 shares to CTS's Chairman and Chief Executive Officer at an exercise price of $6.92 per share, an amount less than the fair market value of the shares on the date of the grant.

     A summary of the Company's stock option activity, and related information is as follows:

                                                            December 31,
                                      ------------------------------------------------------
                                                  1998                   1997
                                      ------------------------------------------------------
                                                    Weighted                    Weighted
                                                     Average                     Average
                                        Shares   Exercise Price    Shares    Exercise Price
                                        ------   --------------    ------    --------------

Outstanding at beginning of year......  539,825     $  4.04            --           --
 Granted, Employee Option Plan........  185,950        9.74       520,325        $3.85
 Granted, Directors Option Plan.......   36,500       10.00        19,500         9.08
 Exercised............................  (37,111)       3.85            --           --
 Canceled.............................  (40,138)       5.57            --           --
                                        --------    -------       -------        -----
 Outstanding - end of year............  685,026     $  5.85       539,825        $4.04
                                       --------     -------       -------        -----
 Exercisable - end of year............  112,065     $  4.69            --           --

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

     The following summarizes information about the Company's stock options outstanding and exercisable by price range at December 31, 1998 and 1997, respectively:

                                        1998
----------------------------------------------------------------------------------------
               Options Outstanding                        Options Exercisable
--------------------------------------------------- ------------------------------------
   Range of
   Exercise      Number       Weighted Average Remaining                Weighted Average
    Prices     Outstanding    Contractual Life in Years     Options      Exercise Price
-------------  -----------    -------------------------    ---------   -----------------
 $3.85-$3.85     452,826         8.6 years                   89,628          $3.85
$6.92-$10.00     205,200         9.4 years                   22,437          $8.06
$10.88-$16.13     25,000         9.7 years                       --             --
$23.75-$23.75      2,000         9.9 years                       --             --

$3.85-$23.75     685,026         8.8 years                  112,065          $4.69


                                        1997
----------------------------------------------------------------------------------------
               Options Outstanding                        Options Exercisable
--------------------------------------------------- ------------------------------------
   Range of
   Exercise      Number       Weighted Average Remaining                Weighted Average
    Prices     Outstanding    Contractual Life in Years     Options      Exercise Price
-------------  -----------    -------------------------    ---------   -----------------
    $3.85        520,325         8.6 years                       --             --
    $9.08         19,500         9.0 years                       --             --
               ----------                                  ----------
                 539,825                                         --


     For 1998, $122 of compensation cost was recognized by the Company under APB
25. No compensation cost was recognized by the Company under APB 25 for 1997 or 1996.

     Had compensation cost for the Company's stock-based compensation plans, as well as the IMS Health options held by certain executive officers (See Note 10. to the Consolidated Financial Statements), been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                        December 31,
                                                 1998        1997       1996
                                                 ----        ----       ----

 Net income
   As reported...............................   $6,033      $1,028       $642
   Pro forma.................................   $5,671        $778       $608
 As reported
   Net income per share, basic...............    $0.76       $0.16      $0.10
   Net income per share, diluted.............    $0.73       $0.16      $0.10
 Pro forma
   Net income per share, basic...............    $0.71       $0.12      $0.09
   Net income per share, diluted.............    $0.69       $0.12      $0.09

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

     The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

     For purposes of pro forma disclosures only, the fair value for all Company options was estimated at the date of grant using the Black-Scholes option model with the following weighted average assumptions in 1998; risk-free interest rate of 5.4 %, expected dividend yield of 0.0%, expected volatility of 48.0% and expected life of 3.6 years. 1997 assumptions: risk-free interest rate of 6.3%, expected dividend yield of 0.0%, expected volatility of 40.0% and expected life of 8.7 years. The weighted-average fair value of the Company's options granted was $4.68 during 1998. The weighted-average fair value of the Company's options granted was $2.38 during 1997. The assumptions used in 1998 for IMS Health stock options were: risk-free interest rate of 5.5%, expected dividend yield of 0.3%, expected volatility of 25.0% and expected life of 3.0 years. The assumptions used in 1997 and 1996 for Cognizant stock options were: risk-free interest rate of 5.9%, expected dividend yield of 0.3%, expected volatility of 25.0% and expected life of 4.5 years. The weighted average fair value of IMS Health stock options granted to certain executive officers in 1998 was $7.14. The weighted average fair value of Cognizant stock options granted to certain executive officers in 1997 and 1996 was $9.76 and $13.12, respectively.

10. OTHER TRANSACTIONS WITH AFFILIATES

 Background. The Company began its software development and maintenance services business in early 1994 as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. These operating units principally included A.C.Nielsen, Dun & Bradstreet Information
Services, Dun & Bradstreet Software, Erisco, Inc. ("Erisco"), IMS International, Inc. ("IMS"), NCH Promotional Services, Inc. ("NCH Promotional Services"), Nielsen Media Research, Inc. ("Nielsen Media Research"), The Reuben H. Donnelley Corporation ("RHDonnelley"), Pilot Software, Inc. ("Pilot Software") and Sales Technologies, Inc. ("Sales Technologies"), and a majority interest in Gartner Group, Inc. ("Gartner Group"). In November 1996, the Company, Erisco, IMS, Nielsen Media Research, Pilot Software, Sales Technologies and certain other entities, plus a majority interest in Gartner Group, were spun-off from The Dun & Bradstreet Corporation to form Cognizant, the then majority owner and controlling parent of the Company. At that time, ACNielsen was separately spun-off from The Dun & Bradstreet Corporation and Dun & Bradstreet Software was sold to GEAC Software. In 1997, Cognizant sold Pilot Software to a third party.

     On January 15, 1998, Cognizant announced that it would, subject to certain conditions, reorganize itself (the "Reorganization"), by spinning the Nielsen Media Research business from the rest of its businesses, creating two publicly traded companies, IMS Health Corporation ("IMS Health") and Nielsen Media Research. The reorganization became effective on July 1, 1998. The shares of the Company previously held by Cognizant are now held by IMS Health and all services previously provided to the Company by Cognizant are now being provided by IMS Health.

     In July 1998, IMS Health sold 437,550 shares of Class B Common Stock pursuant to an over allotment option granted to the underwriters of the IPO. As of December 31, 1998, IMS Health owned a majority and controlling interest in the outstanding Common Stock of the

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

Company and held approximately 94.2% of the combined voting power of the Company's Common Stock. (See also Note 3. to the Consolidated Financial Statements.)

     IMS Health currently provides the Company with certain administrative services including payroll and payables processing, e-mail, tax planning and compliance, and permits the Company to participate in IMS Health's insurance and employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under the CTS IMS Health intercompany services agreement.

 Affiliated Agreements. In 1997, the Company entered into various agreements with Cognizant which were assigned to IMS Health as part of the 1998 spin-off. The agreements include an Intercompany Services Agreement for services provided by IMS Health such as payroll and payables processing, tax, finance, personnel administration, real estate and risk management services, a License Agreement to use the "Cognizant" trade name and an Intercompany Agreement. On July 1, 1998, IMS Health transferred all of its rights to the "Cognizant" name and related trade and service marks to the Company. (See Item 3.)

 Revenues. In 1996, the Company recognized related party revenues totaling $9,257 including revenues from A.C.Nielsen, Dun & Bradstreet Information Services, Dun & Bradstreet Software and NCH Promotional Services through November 1, 1996 (the effective date of the spin-off of Cognizant from The Dun & Bradstreet Corporation) and revenues from Erisco, IMS, Nielsen Media Research and Pilot Software are included as related party revenues for the full year.

     In 1997, the Company recognized related party revenues totaling $10,846 including revenues from Erisco, IMS, Nielsen Media Research, Sales Technologies, Pilot Software and Gartner Group for the full year.

     In 1998, the Company recognized related party revenues totaling $13,575 including revenues from IMS Health, Nielsen Media Research (through June 30,
1998), Sales Technologies and Gartner Group.

 Services. The Company, IMS Health and Nielsen Media Research have entered into Master Services Agreements pursuant to which the Company provides IT services to such subsidiaries. IMS Health, Cognizant and The Dun & Bradstreet Corporation provided the Company with certain administrative services, including financial planning and administration, legal, tax planning and compliance, treasury and communications, and permitted the Company to participate in Cognizant's insurance and employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under the CTS IMS Health intercompany services agreement. Management believes that these allocations are reasonable. Total costs in connection with these services were $1,666, $835, and $354 for the years ended December 31, 1998, 1997 and 1996, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

     The Company financed the acquisition of the minority interest and its operations through the expansion and contraction of intercompany balances with Cognizant, which were repaid with proceeds from the IPO. No interest has been charged on these transactions.

      Such transactions in 1998, 1997 and 1996 are as follows:

                                          1998       1997       1996
                                          ----       ----       ----


Loans and advances (repayments), net...  $(6,637)   $2,251        $315
Purchase of minority interest..........       --     3,418          --
                                         --------   -------   ---------
Proceeds (to) from related party.......  $(6,637)   $5,669        $315
                                         ========   =======   =========

 Leases. Beginning January 1, 1997 through December 31, 1998, the Company began subleasing office space from a subsidiary of IMS Health. The Company made annual lease payments to the subsidiary of $107 and $99 in 1998 and 1997, respectively.

 Pension Plans. Certain employees of the Company participate in IMS Health's defined benefit pension plans. The plans are cash balance pension plans under which six percent of creditable compensation plus interest is credited to the employee's retirement account on a monthly basis. The cash balance earns monthly investment credits based on the 30-year Treasury bond yield. At the time of retirement, the vested employee's account balance is actuarially converted into an annuity. The Company's cost for these plans is included in the allocation of expense from IMS Health for employee benefits plans.

 Stock Options. In November 1996, in consideration for services to the Company, Cognizant granted an executive officer and director of the Company options to purchase an aggregate of 114,900 shares (on a pre-split basis) of the common stock of Cognizant at an exercise price of $33.38 per share. Such executive officer and director agreed to forfeit options to purchase 58,334 shares (on a pre-split basis) of Cognizant common stock upon the consummation of the Company's initial public offering. All remaining such options have since been converted into options to purchase the common stock of IMS Health as a result of the Reorganization that occurred on July 1, 1998. In July 1998, IMS Health granted an executive officer options to purchase an aggregate of 8,158 shares of the common stock of IMS Health at an exercise price of $30.17 per share.

     In November 1996, Cognizant granted an executive officer options to purchase an aggregate of 60,000 shares (on a pre-split basis) of the common stock of Cognizant at an exercise price of $33.38 per share. In addition, in November 1996, such executive officer was granted options to purchase an aggregate of 20,000 shares (on a pre-split basis) of the common stock of Cognizant at an exercise price of $33.38 per share, which was equal to the fair market value at the grant date, by paying ten percent of the option exercise price as an advance payment toward such exercise. All remaining such options have since been converted into options to purchase the common stock of IMS Health as a result of the Reorganization that occurred on July 1, 1998.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

The unvested portion of such advance payment is refundable under certain conditions. The remaining 90 percent is payable at exercise. In July 1998, IMS Health granted an executive officer options to purchase an aggregate of 9,106 shares of the common stock of IMS Health at an exercise price of $30.17 per share.

11. COMMITMENTS

     The Company leases office space under operating leases which expire at various dates through the year 2007. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1998 are as follows:

1999............................................................    $1,305
2000............................................................     1,203
2001............................................................     1,052
2002............................................................       789
2003............................................................       546
Thereafter......................................................       139
                                                                    -------
Total minimum lease payments....................................    $5,034
                                                                    =======

     Rental expense totaled $1,260, $509 and $241 for years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1997, the Company had a letter of credit in the amount of $725 for the purchase of a mainframe computer. Subsequent to year end, the letter of credit was paid.

12. CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, many of the Company's engagements involve projects that are critical to the operations of its customers' business and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its software development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would have a material adverse effect on the Company's business, results of operations and financial condition.

13. SEGMENT INFORMATION

     The Company delivers full life cycle solutions to complex software development and maintenance problems through the use of a seamless on-site and offshore consulting project team. These solutions include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services. The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Information about the Company's operations and total assets in North America, Europe and Asia for the three years ended December 31, 1998, 1997 and 1996 are as follows:

                                             1998       1997       1996
                                             ----       ----        ----
     REVENUES (1)
     North America.......................  $47,883    $21,217      $9,641
     Europe..............................   10,481      3,177       2,114
     Asia................................      242        350         277
                                           --------  ---------  ----------
     Consolidated........................  $58,606    $24,744     $12,032
                                           ========  =========  ==========

     OPERATING INCOME (1)
     North America.......................   $6,724     $1,685      $1,128
     Europe..............................    2,098        400         303
     Asia................................       96         44          35
                                           --------  ---------  ----------
     Consolidated........................   $8,918     $2,129      $1,466
                                           ========  =========  ==========

     IDENTIFIABLE ASSETS
     North America.......................  $36,294     $9,930      $3,110
     Europe..............................    2,846         60          --
     India...............................   12,539      8,308       4,717
                                           --------  ---------  ----------
     Consolidated........................  $51,679    $18,298      $7,827
                                           ========  =========  ==========


(1) Revenues and resulting operating income are attributed to regions based upon customer location.

     The Company, operating globally, provides software development and maintenance services for medium and large businesses. North American operations consist primarily of software development and maintenance consulting services in the United States and Canada. European operations consist primarily of software development and maintenance services principally in the United Kingdom and
Germany. Asian operations consist primarily of software development and maintenance consulting services principally in India.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)

     In 1998, sales to one related party customer accounted for 23.2% of revenues and two third party customers accounted for 12.5% and 11.3% of revenues, respectively. In 1997, sales to one related party customer accounted for 44.3% of revenues and one third party customer accounted for 13.9% of revenues. In 1996 one related party customer accounted for 78.0% of revenues.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Three Months Ended
1998                                 March 31   June 30   September 30   December 31  Full Year
-----------------------------------------------------------------------------------------------
Operating Revenue                    $10,238    $12,668      $16,200       $19,500     $58,606
Operating Income                      $1,124     $1,582       $2,435        $3,777      $8,918
Net Income                              $712     $1,066       $1,700        $2,555      $6,033
Earnings Per Share of Common Stock
   Basic                               $0.11      $0.15        $0.19         $0.28       $0.76
   Diluted                             $0.10      $0.15        $0.18         $0.27       $0.73
-----------------------------------------------------------------------------------------------

                                                       Three Months Ended
1997                                 March 31   June 30   September 30   December 31  Full Year
-----------------------------------------------------------------------------------------------
Operating Revenue                     $4,257     $5,319       $7,146        $8,022     $24,744
Operating Income                        $165       $330         $593        $1,041      $2,129
Net Income                               $43       $107         $215          $663      $1,028
Earnings Per Share of Common Stock
   Basic                               $0.01      $0.02        $0.03         $0.10       $0.16
   Diluted                             $0.01      $0.02        $0.03         $0.10       $0.16
-----------------------------------------------------------------------------------------------

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 (in thousands, except share and per share data)


                   Cognizant Technology Solutions Corporation
                        Valuation and Qualifying Accounts
                             (Dollars in Thousands)

Accounts Receivable Allowance:

          Balance at      Charged to     Charged to                  Balance at
         Beginning of     Costs and    Other Accounts              End of Period
 Year       Period         Expenses                   Deductions
 1998       $  239           $  45                      $  10          $  274
 1997           --             239                         --             239
 1996           --              --                         --              --