Form 10-Q
period 1999-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 1999-05-14
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                           Commission File No. 0-24429

                   Cognizant Technology Solutions Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                   13-3728359
----------------------------------         ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

500 Glenpointe Centre West, Teaneck, New Jersey                     07666
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (201) 801-0233
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes:  X                   No:
                         ---                      ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 1999:

          Class                                   Number of Shares
          -----                                   ----------------

Class A Common Stock, par                              3,506,411
   value $.01 per share

Class B Common Stock, par                              5,645,450
   value $.01 per share

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements..............     1

              Condensed Consolidated Statements of Income (Unaudited)
              for the Three Months Ended March 31, 1999 and 1998.......     2

              Condensed Consolidated Statements of Financial Position
              (Unaudited) as of March 31, 1999 and December 31, 1998...     3

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) for  the Three Months Ended March 31, 1999
              and 1998.................................................     4

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)..............................................     5

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition............     9

PART II. OTHER INFORMATION

     Item 5.  Other Information........................................    16

     Item 6.  Exhibits and Reports on Form 8-K.........................    16

     SIGNATURES........................................................    17

                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         1999             1998
                                                                      ---------        ---------
Revenues......................................................        $ 17,135         $  6,529
Revenues - related party......................................           3,291            3,709
                                                                      --------         --------
   Total revenues.............................................          20,426           10,238

Cost of revenues..............................................          10,711            5,929
                                                                      --------         --------
Gross profit..................................................           9,715            4,309

Selling, general and administrative
   expenses...................................................           5,014            2,705
Depreciation and amortization expense.........................             631              480
                                                                      --------         --------
Income from operations........................................           4,070            1,124

Other income:
   Interest income............................................             276               31
   Other income/(expense) - net...............................              62              (17)
                                                                      --------         --------
        Total other income....................................             338               14
                                                                      --------         --------

Income before provision for income taxes......................           4,408            1,138
Provision for income taxes....................................          (1,649)            (426)
                                                                      --------         --------
Net income....................................................        $  2,759         $    712
                                                                      ========         ========

Basic earnings per share......................................        $   0.30         $   0.11
                                                                      ========         ========
Diluted earnings per share....................................        $   0.29         $   0.10
                                                                      ========         ========

Weighted average number of common
   shares outstanding - Basic.................................           9,151            6,614
                                                                      ========         ========
Dilutive Effect of Shares Issuable as of Period-End
   Under Stock Option Plans...................................             457              204
                                                                      ========         ========
Adjustment of Shares Applicable to Exercised Stock Options
   During the Period..........................................               1               --
                                                                      ========         ========
Weighted average number of common
   shares outstanding - Diluted...............................           9,609            6,818
                                                                      ========         ========


Comprehensive Income:
Net Income....................................................        $  2,759         $    712

Foreign Currency Translation Adjustments......................             (5)                3
                                                                      --------         --------
Other Comprehensive Income/(Loss), net of Tax:................        $    (5)         $    715
                                                                      ========         ========

Comprehensive Income..........................................        $  2,754         $    715
                                                                      ========         ========



 The accompanying notes are an integral part of the condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)
                        (in thousands, except par values)

                                                                           MARCH 31,    DECEMBER 31,
                                                                             1999           1998
                                                                           ---------    ------------

                                ASSETS
Current assets:
    Cash and cash equivalents.........................................   $   25,102     $   28,418
    Trade accounts receivable, net of allowance of $274
       for each period presented......................................       11,610          9,230
    Trade accounts receivable-related party...........................        3,212          1,877
    Unbilled accounts receivable......................................        1,539          1,088
    Other current assets..............................................        2,264          1,754
                                                                         ----------     ----------
        Total current assets..........................................       43,727         42,367
                                                                         ----------     ----------

Property and equipment, net of accumulated depreciation of $4,654 and
      $4,121, respectively............................................        6,938          6,270
Goodwill, net.........................................................        1,751          1,830
Other assets..........................................................        1,433          1,212
                                                                         ----------     ----------
        Total assets                                                     $   53,849     $   51,679
                                                                         ==========     ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:

Current liabilities:
    Accounts payable..................................................   $    1,736     $    1,744
    Accrued and other current liabilities.............................        8,931         11,207
                                                                         ----------     ----------
        Total current liabilities.....................................       10,667         12,951

Deferred income taxes.................................................        7,716          6,103
Due to related party..................................................           --              9
                                                                         ----------     ----------
        Total liabilities.............................................       18,383         19,063
                                                                         ----------     ----------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none
    issued............................................................           --             --
Class A common stock, $.01 par value, 100,000 shares authorized,
    3,506 shares and 3,505 shares issued and outstanding at
    March 31, 1999 and December 31, 1998, respectively................           35             35
Class B common stock, $.01 par value, 15,000 shares authorized,
    5,645 shares issued and outstanding at March 31, 1999 and
    December 31, 1998, respectively...................................           57             57
Additional paid-in-capital............................................       24,662         24,566
Retained earnings.....................................................       10,728          7,969
Cumulative translation adjustment.....................................          (16)           (11)
                                                                         -----------    -----------
        Total stockholders' equity....................................       35,466         32,616
                                                                         ----------     ----------
        Total liabilities and stockholders' equity....................   $   53,849     $   51,679
                                                                         ==========     ==========


 The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------------
                                                                             1999           1998
                                                                         ------------   -----------
Cash flows from operating activities:
Net income.........................................................        $  2,759      $    712
Adjustments to reconcile net income to net cash provided by
  operating activities:
        Depreciation and amortization..............................             631           480
        Provision for doubtful accounts............................              --           (62)
        Deferred income taxes......................................           1,613           426
Changes in assets and liabilities:
        Accounts receivable........................................          (3,703)       (1,269)
        Other current assets.......................................            (961)         (538)
        Other assets...............................................            (221)          747
        Accounts payable...........................................              (8)         (249)
        Accrued and other liabilities..............................          (2,277)          371
                                                                           --------      --------
Net cash (used in)/provided by operating activities................          (2,167)          618
                                                                           --------      --------
Cash flows from investing activities:
Purchase of property and equipment.................................          (1,219)         (906)
                                                                           --------      --------
Net cash used in investing activities..............................          (1,219)         (906)
                                                                           --------      --------

Cash flows from financing activities:
Proceeds from issued shares/contributed capital, net...............              96           (58)
Payments to related party..........................................             (21)         (172)
                                                                           --------      --------
Net cash provided by/(used in) financing activities................              75          (230)
                                                                           --------      --------

Effect of Currency Translation                                                   (5)           --
                                                                           --------      --------

Decrease in cash and cash equivalents .............................          (3,316)         (518)
Cash and cash equivalents, beginning of year.......................          28,418         2,715
                                                                           --------      --------
    Cash and cash equivalents, end of period.......................        $ 25,102      $  2,197
                                                                           ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes...................        $     23     $       2


The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          (Dollar Amounts in Thousands)


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (the "Company") in accordance with generally accepted accounting principles and
Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 1998 Annual Report on Form 10-K. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior period amounts have been reclassified to conform with the 1999 presentation.

NOTE 2 - COMPREHENSIVE INCOME:

     The  Company's  Comprehensive  Income  consists  of net income and  foreign currency translation adjustments (see Condensed Consolidated Statements of Comprehensive Income). Accumulated balances of Cumulative Translation Adjustments, as of March 31, 1999 and 1998, are as follows:


                                                             Cumulative
                                                            Translation
                                                             Adjustment
                                                             ----------

Balance December 31, 1998.............................      $    (11)
Quarter Change........................................            (5)
                                                            ---------
Balance March 31, 1999................................      $    (16)
                                                            =========

Balance December 31, 1997.............................      $     (2)
Quarter Change........................................             3
                                                            ---------
Balance March 31, 1998................................      $     (1)
                                                            =========


NOTE 3 - INITIAL PUBLIC OFFERING:

     On June 24, 1998, the Company consummated its Initial Public Offering ("IPO") of 2,917,000 shares of its Common Stock at a price of $10.00 per share, 2,500,000 of which were issued and sold by the Company and 417,000 of which were sold by Cognizant Corporation ("Cognizant"), the Company's then majority owner and controlling parent company. The net proceeds to the Company from the IPO were approximately $22.4 million after $845 of direct expenses. In July 1998, IMS Health (the accounting successor to Cognizant) sold 437,550 shares of Class B Common Stock, which were converted to Class A Common Stock, pursuant to an over allotment option granted to the underwriters of the IPO. Of the total net proceeds received by the Company upon the consummation of its IPO, approximately $6.6 million was used to repay the related party balance then owed to Cognizant. The related party balance resulted from certain advances to the Company from Cognizant used to purchase the minority interest of the Company's Indian subsidiary and to fund payroll and accounts payable. Concurrent with the IPO, the Company reclassified the amounts in mandatorily redeemable common stock to stockholders' equity as the redemption feature was voided.

NOTE 4 - RELATED PARTY TRANSACTIONS:

     In July 1998, IMS Health sold 437,550 shares of Class B Common Stock pursuant to an over allotment option granted to the underwriters of the IPO. As of March 31, 1999, IMS Health owned approximately 61.7% of the outstanding Common Stock of the Company and held approximately 94.2% of the combined voting power of the Company's Common Stock.

     IMS Health currently provides the Company with certain administrative services including payroll and payables processing, e-mail, tax planning and compliance, and permits the Company to participate in IMS Health's insurance and employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $87 and $405 for the three month periods ended March 31, 1999 and 1998, respectively.

NOTE 5 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

     In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting For The Costs of Computer Software Developed Or Obtained For Internal Use." SOP 98-1 provides guidance on costs to be capitalized and when capitalization of such costs should commence. SOP 98-1 applies to costs incurred after adoption, including costs for software projects that are in progress at the time of the adoption. The Company has evaluated the impact of this SOP on its financial position and results of operations. The implementation of SOP 98-1 effective January 1, 1999 did not have a material effect on the Company's financial statements.

     In April 1998, the AICPA issued SOP 98-5, "Accounting For The Costs Of Start-up Activities." SOP 98-5 requires all costs of start-up activities to be expensed as incurred. SOP 98-5 is effective for financial statements for the years beginning after December 15, 1998. The Company has evaluated the impact of this SOP on its financial position and results of operations. The implementation of SOP 98-5 effective January 1, 1999 did not have a material effect on the Company's financial statements.

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

NOTE 6 - SEGMENT INFORMATION

        The Company delivers full life cycle solutions to complex software development and maintenance problems through the use of a seamless on-site and offshore consulting project team. These solutions include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services. The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Information about the Company's operations and total assets in North America, Europe and Asia for the three month period ended March 31, 1999 and 1998 are as follows:

                                                      1999         1998
                                                      ----         ----
     Revenues (1)
     North America..............................    $16,145     $ 8,544
     Europe.....................................      4,164       1,610
     Asia.......................................        117          84
                                                    -------     -------
     Consolidated..............................     $20,426     $10,238
                                                    =======     =======
     Operating income (1)
     North America..............................   $  3,217   $     938
     Europe.....................................        830         177
     Asia.......................................         23           9
                                                    -------     -------
     Consolidated...............................   $  4,070    $  1,124
                                                    =======     =======
     Identifiable assets
     North America..............................    $36,008     $10,551
     Europe.....................................      3,769       1,702
     India......................................     14,072       7,199
                                                    -------     -------
     Consolidated...............................    $53,849     $19,452
                                                    =======     =======

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

     In the first quarter of 1999, sales to one related party customer accounted for 16.1% of revenues and two third-party customers accounted for 20.5% and 10.6% of revenues, respectively. In the first quarter of 1998, sales to one related party customer accounted for 36.2% of revenues and two third-party customers accounted for 14.5% and 12.1 of revenues, respectively.

NOTE 7 - CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, many of the Company's engagements involve projects that are critical to the operations of its customers' business and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its software development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:

                                           Three Months Ended Mar. 31,
                                           ---------------------------
                                               1999           1998
                                               ----           ----

Total revenues.........................        100.0%        100.0%
Cost of revenues.......................         52.4          57.9
                                             -------       -------
   Gross profit........................         47.6          42.1
Selling, general and administrative
 expense...............................         24.5          26.4
Depreciation and amortization expense..          3.1           4.7
                                             -------       -------
   Income from operations..............         19.9          11.0
Other income (expense):
   Interest income.....................          1.4           0.3
   Other income (expense)..............          0.3          (0.2)
                                             -------       -------
Total other income (expense)...........          1.7           0.1
                                             -------       -------
Income before provision for income
   taxes...............................         21.6          11.1
Provision for income taxes.............         (8.1)         (4.2)
Net income ............................         13.5%          7.0%
                                             =======       =======


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Revenue. Revenue increased by 100.0%, or $10.2 million, from $10.2 million during the three months ended March 31, 1998 to $20.4 million during the three months ended March 31, 1999. This increase resulted primarily from a $9.5 million increase in software development, maintenance and Eurocurrency compliance services and, to a lesser extent, from an approximately $600,000 increase in Year 2000 Compliance Services. The percentage of revenues derived from unrelated parties increased from 63.8% during the three months ended March 31, 1998 to 83.9% during the three months ended March 31, 1999. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and the impact of the spin-off in June 1998 of a majority interest in the Company, Erisco, IMS and certain other entities to form IMS Health. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company.

     Gross profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions. The Company's cost of revenues increased by 80.7%, or $4.8 million, from $5.9 million during the three months ended March 31, 1998 to $10.7 million during the three months ended March 31, 1999. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 1,060 employees at March 31, 1998 to approximately 1,570 employees at March 31, 1999. The Company's gross profit increased by 125.5%, or approximately $5.4 million, from approximately $4.3 million during the three months ended March 31, 1998 to approximately $9.7 million during the three months ended March 31, 1999. Gross profit margin increased from 42.1% of revenues during the three months ended March 31, 1998 to 47.6% of revenues during the three months ended March 31, 1999. The increase in such gross profit margin was primarily attributable to the increased third-party revenue which generally have higher margins and a higher utilization level of technical professionals during the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 77.2%, or $2.5 million, from $3.2 million during the three months ended March 31, 1998 to $5.6 million during the three months ended March 31, 1999, but decreased as a percentage of revenue from 31.1% to 27.6%. The increase in such expenses in absolute dollars was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The Company expects selling, general and administrative expenses to continue to increase in absolute dollars to support the Company's planned expansion. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company's increased volume of revenue.

     Income from Operations. Income from operations increased 262.1%, or $2.9 million, from $1.1 million during the three months ended March 31, 1998 to $4.1 million during the three months ended March 31, 1999, representing 11.0% and 19.9% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue, which generally has higher margins and the higher utilization level of technical professionals mentioned above.

     Other Income. Other income consists primarily of interest income and foreign currency exchange gains. Interest income increased by approximately $245,000 from approximately $31,000 during the three months ended March 31, 1998 to approximately $276,000 during the three months ended March 31, 1999. The increase in such interest income was attributable primarily to increased interest income resulting from the investment of the net proceeds generated from the Company's IPO and generally higher cash balances. The Company recognized a net foreign currency exchange gain of approximately $59,000 during the three months ended March 31, 1999, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. Historically, the Company has been included in the consolidated federal income tax returns of The Dun & Bradstreet Corporation and Cognizant Corporation. The Company's provision for income taxes in the consolidated statements of income reflects federal and state income taxes calculated on the Company's stand alone basis. The provision for income taxes increased from approximately $426,000 in the three months ended March 31, 1998 to $1.6 million in the three months ended March 31, 1999 resulting in an effective tax rate of 37.4% in 1998 and 1999.

     Net Income. Net income increased from approximately $712,000 for the three months ended March 31, 1998 to $2.8 million for the three months ended March 31, 1999, representing 7.0% and 13.5% as a percentage of revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company IMS Health, accounting successor to Cognizant. In June 1998, the Company consummated its IPO of 2,917,000 shares of its Class A Common Stock at a price to the public of $10.00 per share, of which 2,500,000 shares were issued and sold by the Company and 417,000 shares were sold, at that time, by Cognizant Corporation. The net proceeds to the Company from the offering were approximately $22.4 million after $845,000 of direct expenses. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of non-trade related party balances to Cognizant Corporation. The Company expects to use the remainder of the net proceeds from the offering for (i) expansion of existing operations, including the Company's offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; and (ii) general corporate purposes including working capital.

     Net cash used in operating activities was approximately $2.2 million during the three months ended March 31, 1999 as compared to net cash provided by operating activities of $618,000 during the three months ended March 31, 1998. The decrease results primarily from increased accounts receivable and a lower level of accrued liabilities partially offset by increased net income and an increase in deferred taxes. Accounts receivable increased from $11.1 million at December 31, 1998 to $14.8 million at March 31, 1999. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff.

     The Company's investing activities used net cash of $1.2 million for the three months ended March 31, 1999 as compared to net cash used of $906,000 for the same period in 1998. The increase in 1999 compared to 1998 primarily reflects increased purchases of equipment to expand the Company's offshore development infrastructure.

     The Company's financing activities provided net cash of approximately $75,000 for the three months ended March 31, 1999 as compared to a use of cash of approximately $230,000 for the same period in 1998.

     As of March 31, 1999, the Company had no significant third-party debt.

     The Company had working capital of $33.0 million at March 31, 1999 and $29.4 million at December 31, 1998.

     The Company believes that its available funds and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations and needs through at least the next 12 months.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting For The Costs of Computer Software Developed Or Obtained For Internal Use." SOP 98-1 provides guidance on costs to be capitalized and when capitalization of such costs should commence. SOP 98-1 applies to costs incurred after adoption, including costs for software projects that are in progress at the time of the adoption. The Company has evaluated the impact of this SOP on its financial position and results of operations. The implementation of SOP 98-1 effective January 1, 1999 did not have a material effect on the Company's financial statements.

     In April 1998, the AICPA issued SOP 98-5, "Accounting For The Costs Of Start-up Activities." SOP 98-5 requires all costs of start-up activities to be expensed as incurred. SOP 98-5 is effective for financial statements for the years beginning after December 15, 1998. The Company has evaluated the impact of this SOP on its financial position and results of operations. The implementation of SOP 98-5 effective January 1, 1999 did not have a material effect on the Company's financial statements.

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

PART II.       OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     On April 13, 1999, Paul Cosgrave, a member of the Board of Directors of the Company (the "Board") since 1998, resigned from the Board. Concurrent with the effectiveness of such resignation, the Board elected Robert W. Howe to the Board in order to fill the vacancy created by Mr. Cosgrave's resignation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

               27.  Financial Data Schedule for the period ended March 31, 1999.

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


                                      Cognizant Technology Solutions Corporation


DATE:  May 14, 1999                   By:  /s/ Wijeyaraj Mahadeva
                                          --------------------------------------
                                      Wijeyaraj Mahadeva,
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)


DATE:  May 14, 1999                   By:  /s/ Gordon Coburn
                                          --------------------------------------
                                      Gordon Coburn,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)