Form 10-Q
period 1999-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 1999-08-10
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                           Commission File No. 0-24429

                   Cognizant Technology Solutions Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     13-3728359
----------------------------------          ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

500 Glenpointe Centre West, Teaneck, New Jersey                      07666
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

                                 (201) 801-0233
                       ---------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes:  X                        No:
                    ---                           ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 1999:

          Class                                   Number of Shares
          -----                                   ----------------

Class A Common Stock, par value                        3,514,611
     $.01 per share

Class B Common Stock, par value
     $.01 per share                                    5,645,450

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION
     Item 1.  Condensed Consolidated Financial Statements................    1

              Condensed Consolidated Statements of Income (Unaudited)
              for the Three Months and Six Months Ended June 30, 1999
              and 1998...................................................    2

              Condensed Consolidated Statements of Financial Position
              (Unaudited) as of June 30, 1999 and December 31, 1998 .....    3

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the Six Months Ended June 30, 1999
              and 1998...................................................    4

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)................................................    5

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition..............    9

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders........   17

     Item 5.  Other Information..........................................   17

     Item 6.  Exhibits and Reports on Form 8-K...........................   18

     SIGNATURES..........................................................   19



                                      (i)

                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements
                                   (unaudited)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                   ---------------------------     -------------------------
                                                         1999           1998          1999           1998
                                                         ----           ----          ----           ----
Revenues.........................................    $ 17,900       $  8,493      $ 35,035       $ 15,022
Revenues - related party.........................       3,598          4,175         6,889          7,884
                                                     --------       --------      --------       --------
   Total revenues................................      21,498         12,668        41,924         22,906

Cost of revenues.................................      11,149          7,326        21,860         13,255
                                                     --------       --------      --------       --------
Gross profit.....................................      10,349          5,342        20,064          9,651

Selling, general and administrative
   expenses......................................       5,776          3,225        10,790          5,930
Depreciation and amortization expense............         710            535         1,341          1,015
                                                     --------       --------      --------       --------
Income from operations...........................       3,863          1,582         7,933          2,706

Other income:
   Interest income...............................         247             48           522             79
   Other income/(expense) - net..................         (29)            74            33             57
                                                     --------       --------      --------       --------
        Total other income.......................         218            122           555            136
                                                     --------       --------      --------       --------

Income before provision for income taxes.........       4,081          1,704         8,488          2,842
Provision for income taxes.......................      (1,526)          (638)       (3,174)        (1,064)
                                                     --------       --------      --------       --------
Net income.......................................    $  2,555       $  1,066      $  5,314       $  1,778
                                                     ========       ========      ========       ========

Basic earnings per share.........................    $   0.28       $   0.15      $   0.58       $   0.26
                                                     ========       ========      ========       ========
Diluted earnings per share.......................    $   0.27       $   0.15      $   0.55       $   0.25
                                                     ========       ========      ========       ========

Weighted average number of common
   shares outstanding - Basic....................       9,157          6,943         9,154          6,779
                                                     ========       ========      ========       ========
Dilutive Effect of Shares Issuable as of
Period-End Under Stock Option Plans..............         405            230           439            224
                                                     ========       ========      ========       ========

Adjustment of Shares Applicable to Exercised
Stock Options During the Period..................           3             --            10             --
                                                     ========       ========      ========       ========

Weighted average number of common
   shares outstanding - Diluted..................       9,565          7,173         9,603          7,003
                                                     ========       ========      ========       ========


Comprehensive Income:
Net Income.......................................    $  2,555       $  1,066      $  5,314       $  1,778

Foreign Currency Translation Adjustments.........          (8)            --           (13)             2
                                                     --------       --------      --------       --------
Other Comprehensive Income/(Loss), net of Tax:...    $     (8)      $     --      $    (13)      $      2
                                                     ========       ========      ========       ========

Comprehensive Income.............................    $  2,547       $  1,066      $  5,301       $  1,780
                                                     ========       ========      ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)
                        (in thousands, except par values)

                                                                           JUNE 30,     DECEMBER 31,
                                                                             1999           1998
                                                                           -------      -----------

                                ASSETS
Current assets:
    Cash and cash equivalents.........................................   $   29,359     $   28,418
    Trade accounts receivable, net of allowance of $274
       for each period presented......................................       10,811          9,230
    Trade accounts receivable-related party...........................        1,854          1,877
    Unbilled accounts receivable......................................          892          1,088
    Other current assets..............................................        2,148          1,754
                                                                         ----------     ----------
        Total current assets..........................................       45,064         42,367
                                                                         ----------     ----------

Property and equipment, net of accumulated depreciation of $5,288 and
      $4,121, respectively............................................        8,334          6,270
Goodwill, net.........................................................        1,671          1,830
Other assets..........................................................        1,304          1,212
                                                                         ----------     ----------
        Total assets..................................................   $   56,373     $   51,679
                                                                         ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..................................................   $    1,077     $    1,744
    Accrued and other current liabilities.............................        9,252         11,207
                                                                         ----------     ----------
        Total current liabilities.....................................       10,329         12,951

Deferred income taxes.................................................        7,903          6,103
Due to related party..................................................            2              9
                                                                         ----------     ----------
        Total liabilities.............................................       18,234         19,063
                                                                         ----------     ----------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized,
    none issued.......................................................           --             --
Class A common stock, $.01 par value, 100,000 shares authorized,
    3,514 shares and 3,505 shares issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively.................           35             35
Class B common stock, $.01 par value, 15,000 shares authorized,
    5,645 shares issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively.................................           57             57
Additional paid-in-capital............................................       24,788         24,566
Retained earnings.....................................................       13,283          7,969
Cumulative translation adjustment.....................................          (24)           (11)
                                                                         ----------     ----------
        Total stockholders' equity....................................       38,139         32,616
                                                                         ----------     ----------
        Total liabilities and stockholders' equity....................   $   56,373     $   51,679
                                                                         ==========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)
                                        (in thousands)

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------------

                                                                              1999          1998
                                                                          ----------    ----------
Cash flows from operating activities:
Net income.........................................................        $  5,314      $  1,778
Adjustments to reconcile net income to net cash provided by
operating activities:
        Depreciation and amortization..............................           1,341         1,015
        Provision for doubtful accounts............................              --           (62)
        Deferred income taxes......................................           1,800         1,252
Changes in assets and liabilities:
        Accounts receivable........................................          (1,558)       (1,478)
        Other current assets.......................................            (198)       (1,297)
        Other assets...............................................             (92)          631
        Accounts payable...........................................            (667)         (624)
        Accrued and other liabilities..............................          (1,955)        3,506
                                                                           --------      --------
Net cash provided by operating activities..........................           3,985         4,721
                                                                           --------      --------
Cash flows from investing activities:
Purchase of property and equipment.................................          (3,247)       (1,830)
                                                                           --------      --------
Net cash used in investing activities..............................          (3,247)       (1,830)
                                                                           --------      --------

Cash flows from financing activities:
Proceeds from issued shares/contributed capital, net...............             223        22,532
Payments to related party..........................................              (7)       (6,623)
                                                                           --------      --------
Net cash provided by financing activities..........................             216        15,909
                                                                           --------      --------

Effect of Currency Translation.....................................             (13)           --
                                                                           --------      --------

Increase in cash and cash equivalents .............................             941        18,800
Cash and cash equivalents, beginning of year.......................          28,418         2,715
                                                                           --------      --------
        Cash and cash equivalents, end of period...................        $ 29,359      $ 21,515
                                                                           ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes...................        $  1,314      $     --


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

NOTE 2 - COMPREHENSIVE INCOME:

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments (see unaudited Condensed Consolidated Statements of Comprehensive Income). Accumulated balances of Cumulative Translation Adjustments, as of June 30, 1999 and 1998 are as follows:


                                                             Cumulative
                                                            Translation
                                                             Adjustment
Balance December 31, 1998.............................        $   (11)
Period Change.........................................            (13)
                                                              -------
Balance June 30, 1999.................................        $   (24)
                                                              =======

Balance December 31, 1997.............................        $    (2)
Period Change.........................................              2
                                                              -------
Balance June 30, 1998.................................        $     0
                                                              =======


NOTE 3 - INITIAL PUBLIC OFFERING:

     On June 24, 1998, the Company consummated its Initial Public Offering ("IPO") of 2,917,000 shares of its Common Stock at a price of $10.00 per share, 2,500,000 of which were issued and sold by the Company and 417,000 of which were sold by Cognizant Corporation ("Cognizant"), the Company's then majority owner and controlling parent company. The net proceeds to the Company from the IPO were approximately $22.4 million after $845 of direct expenses. In July 1998, IMS Health Incorporated ("IMS Health") (the accounting successor to Cognizant) sold 437,550 shares of Class B Common Stock, which were converted to Class A Common Stock, pursuant to an over allotment option granted to the underwriters of the IPO. Of the total net proceeds received by the Company upon the consummation of its IPO, approximately $6.6 million was used to repay the related party balance then owed to Cognizant. The related party balance resulted from certain advances to the Company from Cognizant used to purchase the minority interest of the Company's Indian subsidiary and to fund payroll and accounts payable. Concurrent with the IPO, the Company reclassified the amounts in mandatorily redeemable common stock to stockholders' equity as the redemption feature was voided.

NOTE 4 - RELATED PARTY TRANSACTIONS:

     In July 1998, IMS Health sold 437,550 shares of Class B Common Stock pursuant to an over allotment option granted to the underwriters of the IPO. As of June 30, 1999, IMS Health owned approximately 61.6% of the outstanding Common Stock of the Company and held approximately 94.1% of the combined voting power of the Company's Common Stock.

     IMS Health currently provides the Company with certain administrative services including payroll and payables processing, e-mail, tax planning and compliance, and permits the Company to participate in IMS Health's insurance and employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $175 and $850 for the six-month periods ended June 30, 1999 and 1998, respectively.

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

     In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of FASB No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FASB No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. As a result of FASB No. 137, the Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects the adoption of this pronouncement will not have a material effect on the Company's financial statements.

NOTE 6 - SEGMENT INFORMATION

     The Company delivers full life cycle solutions to complex software development and maintenance problems through the use of a seamless on-site and offshore consulting project team. These solutions include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services. The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Information about the Company's operations and total assets in North America, Europe and Asia for the six month period ended June 30, 1999 and 1998 are as follows:

                                          Three Months Ended               Six Months Ended
                                          ------------------               ----------------
                                         1999            1998            1999            1998
                                         ----            ----            ----            ----
REVENUES (1)
North America.....................     $  16,513       $  10,468        $  32,658       $   19,012
Europe............................         4,877           2,184            9,041            3,794
Asia..............................           108              16              225              100
                                       ---------       ---------        ---------       ----------
Consolidated......................     $  21,498       $  12,668        $  41,924       $   22,906
                                       =========       =========        =========       ==========

OPERATING INCOME (1)
North America.....................     $   2,967       $   1,307        $   6,184       $    2,245
Europe............................           876             273            1,706              450
Asia..............................            20               2               43               11
                                       ---------       ---------        ---------       ----------
Consolidated......................     $   3,863       $   1,582        $   7,933       $    2,706
                                       =========       =========        =========       ==========

                                             As of June 30,
IDENTIFIABLE ASSETS                      1999            1998
                                         ----            ----
North America.....................     $  36,028       $  31,050
Europe............................         3,602             996
Asia..............................        16,743           8,011
                                       ---------       ---------
Consolidated......................     $  56,373       $  40,057
                                       =========       =========

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

     In the second quarter of 1999, sales to one related party customer accounted for 16.7% of revenues and one third-party customer accounted for 19.7% of revenues. In the second quarter of 1998, sales to one related party customer accounted for 33.0% of revenues and one third-party customer accounted for 13.2% of revenues.

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

     The Company's services are performed on either a time-and-materials or fixed-price basis. The Company expects that an increasing number of its future projects will be fixed-price rather than time-and-materials (which has historically been the basis for its contracts). Revenues related to time-and-materials contracts are recognized as the service is performed.
Revenues related to fixed-price contracts are recognized using the percentage-of-completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's incurred cost to date bears to the total estimated cost. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs or dates. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the financial reporting period in which the change in the estimate becomes known, and any anticipated losses are recognized immediately. Since the Company bears the risk of cost over-runs and inflation associated with fixed-price projects, the Company's operating results may be adversely affected by changes in estimates of contract completion costs and dates.

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

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:

                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                          ---------------------------      -------------------------
                                               1999          1998              1999           1998
                                               ----          ----              ----           ----
Total revenues.........................        100.0%        100.0%            100.0%        100.0%
Cost of revenues.......................         51.9          57.8              52.1          57.9
                                             -------       -------           -------       -------
   Gross profit........................         48.1          42.2              47.9          42.1
Selling, general and administrative
expense................................         26.9          25.5              25.7          25.9
Depreciation and amortization expense..          3.2           4.2               3.3           4.4
                                             -------       -------           -------       -------
   Income from operations..............         18.0          12.5              18.9          11.8
Other income (expense):
   Interest income.....................          1.1           0.4               1.2           0.3
  Other income (expense)..............          (0.1)          0.6               0.1           0.3
                                             -------       -------           -------       -------
Total other income (expense)                     1.0           1.0               1.3           0.6
                                             -------       -------           -------       -------
Income before provision for income
   taxes...............................         19.0          13.5              20.2          12.4
Provision for income taxes.............         (7.1)         (5.1)             (7.5)         (4.6)
                                             -------       -------           -------       -------
Net income ............................         11.9%          8.4%             12.7%          7.8%
                                             =======       =======           =======       =======


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenue. Revenue increased by 69.7%, or $8.8 million, from $12.7 million during the three months ended June 30, 1998 to $21.5 million during the three months ended June 30, 1999. This increase resulted primarily from a $11.0 million increase in software development, maintenance and Eurocurrency compliance services partially offset by an approximately $2.2 million decrease in Year 2000 Compliance Services. The percentage of revenues derived from unrelated parties increased from 67.0% during the three months ended June 30, 1998 to 83.3% during the three months ended June 30, 1999. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and the impact of the spin-off in June 1998 of a majority interest in the Company, Erisco, IMS and certain other entities to form IMS Health. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. In the second quarter of 1999, sales to one related party customer accounted for 16.7% of revenues and one third-party customer accounted for 19.7% of revenues. In the second quarter of 1998, sales to one related party customer accounted for 33.0% of revenues and one third-party customer accounted for 13.2% of revenues.

     Gross profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions. The Company's cost of revenues increased by 52.2%, or $3.8 million, from $7.3 million during the three months ended June 30, 1998 to $11.1 million during the three months ended June 30, 1999. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 1,200 employees at June 30, 1998 to approximately 1,635 employees at June 30, 1999. The Company's gross profit increased by 93.7%, or approximately $5.0 million, from approximately $5.3 million during the three months ended June 30, 1998 to approximately $10.3 million during the three months ended June 30, 1999. Gross profit margin increased from 42.2% of revenues during the three months ended June 30, 1998 to 48.1% of revenues during the three months ended June 30, 1999. The increase in such gross profit margin was primarily attributable to the increased third-party revenue, which generally has higher margins, and a higher utilization level of technical professionals during the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 72.5%, or $2.7 million, from $3.8 million during the three months ended June 30, 1998 to $6.5 million during the three months ended June 30, 1999, and increased as a percentage of revenue from 29.7% to 30.2%. The increase in such expenses was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth.

     Income from Operations. Income from operations increased 144.2%, or $2.3 million, from $1.6 million during the three months ended June 30, 1998 to $3.9 million during the three months ended June 30, 1999, representing 12.5% and 18.0% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue, which generally has higher margins, and the higher utilization level of technical professionals mentioned above.

     Other Income. Other income consists primarily of interest income and foreign currency exchange gains. Interest income increased by approximately $199,000 from approximately $48,000 during the three months ended June 30, 1998 to approximately $247,000 during the three months ended June 30, 1999. The increase in such interest income was attributable primarily to increased interest income resulting from the investment of the net proceeds generated from the Company's IPO and generally higher operating cash balances. The Company recognized a net foreign currency exchange loss of approximately $29,000 during the three months ended June 30, 1999, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. Up to the date of the IPO, the Company had been included in the consolidated federal income tax returns of The Dun & Bradstreet Corporation and Cognizant Corporation. The Company's provision for income taxes in the consolidated statements of income reflects federal and state income taxes calculated on the Company's stand alone basis. The provision for income taxes increased from approximately $638,000 in the three months ended June 30, 1998 to $1.5 million in the three months ended June 30, 1999, with an effective tax rate of 37.4% in 1998 and 1999.

     Net Income. Net income increased from approximately $1.1 million for the three months ended June 30, 1998 to $2.6 million for the three months ended June 30, 1999, representing 8.4% and 11.9% as a percentage of revenues, respectively.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Revenue. Revenue increased by 83.0%, or $19.0 million, from $22.9 million during the six months ended June 30, 1998 to $41.9 million during the six months ended June 30, 1999. This increase resulted primarily from a $20.6 million increase in software development, maintenance and Eurocurrency compliance services partially offset by an approximately $1.6 million decrease in Year 2000 Compliance Services. The percentage of revenues derived from unrelated parties increased from 65.6% during the six months ended June 30, 1998 to 83.6% during the six months ended June 30, 1999. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and the impact of the spin-off in June 1998 of a majority interest in the Company, Erisco, IMS and certain other entities to form IMS Health. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. During the six months ended June 30, 1999, sales to one related party customer accounted for 16.4% of revenues and one third-party customer accounted for 20.0% of revenues. During the six months ended June 30, 1998, sales to one related party customer accounted for 34.4% of revenues and two third-party customers accounted for 13.8% and 10.5% of revenues, respectively.

     Gross profit. The Company's cost of revenues increased by 64.9%, or $8.6 million, from $13.3 million during the six months ended June 30, 1998 to $21.9 million during the six months ended June 30, 1999. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 1,200 employees at June 30, 1998 to approximately 1,635 employees at June 30, 1999. The Company's gross profit increased by 107.9%, or approximately $10.4 million, from approximately $9.7 million during the six months ended June 30, 1998 to approximately $20.1 million during the six months ended June 30, 1999. Gross profit margin increased from 42.1% of revenues during the six months ended June 30, 1998 to 47.9% of revenues during the six months ended June 30, 1999. The increase in such gross profit margin was primarily attributable to the increased third-party revenue and higher utilization levels of technical professionals discussed above.

     Selling, general and administrative expenses. Selling, general and administrative expenses, including depreciation and amortization, increased by 74.7%, or $5.2 million, from $6.9 million during the six months ended June 30, 1998 to $12.1 million during the six months ended June 30, 1999, but decreased as a percentage of revenue from 30.3% to 28.9%. The dollar increase in such expenses was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth.

     Income from Operations. Income from operations increased 193.2%, or $5.2 million, from $2.7 million during the six months ended June 30, 1998 to $7.9 million during the six months ended June 30, 1999, representing 11.8% and 18.9% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue higher utilization levels of technical professionals discussed above.

     Other Income. Interest income increased by approximately $443,000 from approximately $79,000 during the six months ended June 30, 1998 to approximately $522,000 during the six months ended June 30, 1999. The increase in such interest income was attributable primarily to increased interest income resulting from the investment of the net proceeds generated from the Company's IPO and generally higher operating cash balances. The Company recognized a net foreign currency exchange gain of approximately $33,000 during the six months ended June 30, 1999, as a result of changes in exchange rates on the Company's transactions.

     Provision for Income Taxes. The provision for income taxes increased from approximately $1.1 million in the six months ended June 30, 1998 to $3.2 million in the six months ended June 30, 1999, with an effective tax rate of 37.4% in 1998 and 1999.

     Net Income. Net income increased from approximately $1.8 million for the six months ended June 30, 1998 to $5.3 million for the six months ended June 30, 1999, representing 7.8% and 12.7% as a percentage of revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company IMS Health, accounting successor to Cognizant. In June 1998, the Company consummated its IPO of 2,917,000 shares of its Class A Common Stock at a price to the public of $10.00 per share, of which 2,500,000 shares were issued and sold by the Company and 417,000 shares were sold, at that time, by Cognizant Corporation. The net proceeds to the Company from the offering were approximately $22.4 million after $845,000 of direct expenses. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of non-trade related party balances to Cognizant Corporation. The Company has used and will continue to use the remainder of the net proceeds from the offering for (i) expansion of existing operations, including the Company's offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; and (ii) general corporate purposes including working capital.

     Net cash provided by operating activities was approximately $4.0 million during the six months ended June 30, 1999 as compared to net cash provided by operating activities of $4.7 million during the six months ended June 30, 1998. The decrease results primarily from decreased level of accrued liabilities and increased other assets partially offset by increased net income and an increase in deferred taxes. Accounts receivable increased from $11.1 million at December 31, 1998 to $12.7 million at June 30, 1999. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff.

     The Company's investing activities used net cash of $3.2 million for the six months ended June 30, 1999 as compared to net cash used of $1.8 million for the same period in 1998. The increase in 1999 compared to 1998 primarily reflects increased purchases of equipment to expand the Company's offshore development infrastructure.

     The Company's financing activities provided net cash of approximately $216,000 for the six months ended June 30, 1999 as compared to net cash provided by financing activities of approximately $15.9 million for the same period in 1998. Net cash provided by financing activities as of June 30, 1998 includes net proceeds from the IPO after the settlement of approximately $6.6 million of non-trade related-party balances to Cognizant Corporation.

     As of June 30, 1999, the Company had no significant third-party debt.

     The Company had working capital of $34.7 million at June 30, 1999 and $29.4 million at December 31, 1998.

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

     Contingency planning has been essentially completed in all of the Company's operations in order to address the most likely effects on the Company from external risks. These plans will address facilities and equipment, telecommunications  infrastructure,  and internal  administrative processes. In addition, these plans will take into account human resource and communications issues that relate to the Company's employees. As more information emerges about services upon which the Company is critically reliant, these plans will be adjusted accordingly.

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

     In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of FASB No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FASB No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. As a result of FASB No. 137, the Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects the adoption of this pronouncement will not have a material effect on the Company's financial statements.

PART II.       OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on May 25, 1999.

     There were present at the meeting in person or by proxy stockholders holding an aggregate of 3,348,640 shares of Class A Common Stock and an aggregate of 56,454,500 shares of Class B Common Stock. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

        Common Stock Nominees               For                  Withheld
        ---------------------               ---                  --------

        Wijeyaraj Mahadeva                59,801,520                1,620
        Anthony Bellomo                   59,801,366                1,774
        Victoria Fash                     59,688,670              114,470
        Robert W. Howe                    59,801,566                1,574
        John Klein                        59,801,566                1,574
        Venetia Kontogouris               59,801,570                1,570

     A vote was taken on the proposal to adopt the 1999 Incentive Compensation Plan. Of the shares present at the meeting in person or by proxy, 57,865,712 shares were voted in favor of such proposal, 820,114 shares were voted against such proposal and 7,021 shares abstained from voting.

     A vote was taken on the proposal to adopt the Employee Stock Purchase Plan. Of the shares present at the meeting in person or by proxy, 58,671,418 shares were voted in favor of such proposal, 15,139 shares were voted against such proposal and 6,920 shares abstained from voting.

     Finally, a vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 1999. Of the shares present at the meeting in person or by proxy, 59,797,942 shares were voted in favor of such proposal, 1,073 shares were voted against such proposal and 4,125 shares of Common Stock abstained from voting.

ITEM 5.   Other Information.

     On April 13, 1999, Paul Cosgrave, a member of the Board of Directors of the Company (the "Board") since 1998, resigned from the Board. Concurrent with the effectiveness of such resignation, the Board elected Robert W. Howe to the Board in order to fill the vacancy created by Mr. Cosgrave's resignation.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

               10.1  1999 Incentive Compensation Plan

               10.2  Employee Stock Purchase Plan

               27.1  Financial Data Schedule for the period ended June 30, 1999.

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


                                    Cognizant Technology Solutions Corporation


DATE:  August 10, 1999           By: /s/ Wijeyaraj Mahadeva
                                    ----------------------------
                                 Wijeyaraj Mahadeva,
                                 Chairman of the Board and Chief Executive
                                 Officer (Principal Executive Officer)


DATE:  August 10, 1999           By: /s/ Gordon Coburn
                                    ----------------------------
                                 Gordon Coburn,
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)