Form 10-Q
period 1999-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 1999-11-08
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                           Commission File No. 0-24429

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

                Yes:  X                                No:
                    -----                                 -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 29, 1999:

          Class                                            Number of Shares
          -----                                            ----------------

Class A Common Stock, par                                      3,548,811
   value $.01 per share

Class B Common Stock, par                                      5,645,450
   value $.01 per share

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION
     Item 1.  Condensed Consolidated Financial Statements.................    1

              Condensed Consolidated Statements of Income (Unaudited)
              for the Three Months and Nine Months Ended September 30,
              1999 and 1998...............................................    2

              Condensed Consolidated Statements of Financial Position
              (Unaudited) as of September 30, 1999 and December 31, 1998..    3

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              for the Nine Months Ended September 30, 1999 and 1998.......    4

              Notes to Condensed Consolidated Financial Statements
              (Unaudited).................................................    5

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition...............    9

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K........................   18

         SIGNATURES.......................................................   19

                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements
                                   (unaudited)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                --------------------------------   -------------------------------
                                                         1999        1998               1999           1998
                                                         ----        ----               ----           ----
Revenues.........................................    $ 19,077       $ 13,559         $ 54,112       $ 28,581
Revenues - related party.........................       3,799          2,641           10,688         10,525
                                                     --------       --------         --------       --------
  Total revenues.................................      22,876         16,200           64,800         39,106

Cost of revenues.................................      11,873          8,925           33,733         22,180
                                                     --------       --------         --------       --------
Gross profit.....................................      11,003          7,275           31,067         16,926

Selling, general and administrative
   expenses......................................       6,019          4,254           16,809         10,184
Depreciation and amortization expense............         808            586            2,149          1,602
                                                     --------       --------         --------       --------
Income from operations...........................       4,176          2,435           12,109          5,140

Other income:
  Interest income................................         331            254              853            334
  Other income/(expense) - net...................          61             25               94             82
                                                     --------       --------         --------       --------
     Total other income..........................         392            279              947            416
                                                     --------       --------         --------       --------

Income before provision for income taxes.........       4,568          2,714           13,056          5,556
Provision for income taxes.......................      (1,708)        (1,014)          (4,883)        (2,079)
                                                     --------       --------         --------       --------
Net income.......................................    $  2,860       $  1,700         $  8,173       $  3,477
                                                     ========       ========         ========       ========

Basic earnings per share.........................    $   0.31       $   0.19         $   0.89       $   0.46
                                                     ========       ========         ========       ========
Diluted earnings per share.......................    $   0.30       $   0.18         $   0.85       $   0.44
                                                     ========       ========         ========       ========
Weighted average number of common
  shares outstanding - Basic.....................       9,162          9,121            9,157          7,566
                                                     ========       ========         ========       ========
Dilutive Effect of Shares Issuable as of
  Period-End Under Stock Option Plans............         426            296              464            254
                                                     ========       ========         ========       ========
Weighted average number of common
  shares outstanding - Diluted...................       9,588          9,417            9,621          7,820
                                                     ========       ========         ========       ========


Comprehensive Income:
Net Income.......................................    $  2,860       $  1,700         $  8,173       $  3,477

Foreign Currency Translation Adjustments.........          29              2               15              1
                                                     --------       --------         --------       --------
Other Comprehensive Income/(Loss), net of Tax:...    $     29       $      2         $     15       $      1
                                                     ========       ========         ========       ========


Comprehensive Income.............................    $  2,889       $  1,702         $  8,188       $  3,478
                                                     ========       ========         ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)
                        (in thousands, except par values)

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1999           1998
                                                                          ------------    ------------
                                ASSETS
Current assets:
    Cash and cash equivalents...........................................    $  33,685      $  28,418
    Trade accounts receivable, net of allowance of $256 and $274,
      respectively......................................................       10,119          9,230
    Trade accounts receivable-related party.............................        1,890          1,877
    Unbilled accounts receivable........................................        1,215          1,088
    Other current assets................................................        1,836          1,754
                                                                            ---------      ---------
        Total current assets............................................       48,745         42,367
                                                                            ---------      ---------

Property and equipment, net of accumulated depreciation of $6,017 and
      $4,121, respectively..............................................        9,262          6,270
Goodwill, net...........................................................        1,592          1,830
Other assets............................................................        1,450          1,212
                                                                            ---------      ---------
        Total assets....................................................    $  61,049      $  51,679
                                                                            =========      =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable....................................................    $   1,181      $   1,744
    Accrued and other current liabilities...............................       10,248         11,207
                                                                            ---------      ---------
        Total current liabilities.......................................       11,429         12,951

Deferred income taxes...................................................        8,558          6,103
Due to related party....................................................           --              9
                                                                            ---------      ---------
        Total liabilities...............................................       19,987         19,063
                                                                            ---------      ---------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued..           --             --
Class A common stock, $.01 par value, 100,000 shares authorized,
    3,518 shares and 3,505 shares issued and outstanding at
    September 30, 1999 and December 31, 1998, respectively..............           35             35
Class B common stock, $.01 par value, 15,000 shares authorized,
    5,645 shares issued and outstanding at September 30, 1999 and
    December 31, 1998, respectively.....................................           57             57
Additional paid-in-capital..............................................       24,823         24,566
Retained earnings.......................................................       16,143          7,969
Cumulative translation adjustment.......................................            4            (11)
                                                                            ---------      ---------
        Total stockholders' equity......................................       41,062         32,616
                                                                            ---------      ---------
        Total liabilities and stockholders' equity......................    $  61,049      $  51,679
                                                                            =========      =========

The accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ---------------------------------------

                                                                                  1999           1998
                                                                               ----------     ----------
Cash flows from operating activities:
Net income..............................................................         $ 8,173       $ 3,477
Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization...................................           2,150         1,602
        Provision for doubtful accounts.................................             (18)           39
        Deferred income taxes...........................................           2,455         2,223
Changes in assets and liabilities:
        Accounts receivable.............................................            (884)       (1,114)
        Other current assets............................................            (209)       (1,835)
        Other assets....................................................            (238)          649
        Accounts payable................................................            (563)         (633)
        Accrued and other liabilities...................................            (959)        5,430
                                                                                 -------       -------
Net cash provided by operating activities...............................           9,907         9,838
                                                                                 -------       -------
Cash flows from investing activities:
Purchase of property and equipment......................................          (4,903)       (2,400)
                                                                                 -------       -------
Net cash used in investing activities...................................          (4,903)       (2,400)
                                                                                 -------       -------
Cash flows from financing activities:
Proceeds from issued shares/contributed capital, net....................             257        22,546
Payments to related party...............................................              (9)       (6,646)
                                                                                 -------       -------
Net cash provided by financing activities...............................             248        15,900
                                                                                 -------       -------

Effect of currency translation..........................................              15            --
                                                                                 -------       -------

Increase in cash and cash equivalents ..................................           5,267        23,338
Cash and cash equivalents, beginning of year............................          28,418         2,715
                                                                                 -------       -------
        Cash and cash equivalents, end of period........................         $33,685       $26,053
                                                                                 =======       =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes........................         $ 1,062       $     2


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

NOTE 2 - COMPREHENSIVE INCOME:

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments (see unaudited Condensed Consolidated Statements of Comprehensive Income). Accumulated balances of Cumulative Translation Adjustments, as of September 30, 1999 and 1998 are as follows:

                                                             Cumulative
                                                            Translation
                                                             Adjustment
Balance December 31, 1998.............................        $   (11)
Period Change.........................................             15
                                                              -------
Balance September 30, 1999............................        $     4
                                                              =======

Balance December 31, 1997.............................        $    (2)
Period Change.........................................              1
                                                              -------
Balance September 30, 1998............................        $    (1)
                                                              ========

NOTE 3 - RELATED PARTY TRANSACTIONS:

     As of September 30, 1999, IMS Health Incorporated ("IMS Health") owned approximately 61.6% of the outstanding Common Stock of the Company (representing all of the Company's Class B Common Stock) and held approximately 94.1% of the combined voting power of the Company's Common Stock.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          (Dollar amounts in thousands)


     IMS Health currently provides the Company with certain administrative services including payroll and payables processing, e-mail, tax planning and compliance, and permits the Company to participate in IMS Health's insurance and employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $263 and $1,251 for the nine-month periods ended September 30, 1999 and 1998, respectively. The decrease in such costs during 1999 was a result of the majority of the Company's employees no longer participating in IMS Health's employee benefits plan effective January 1, 1999.

NOTE 4 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

     In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting For The Costs of Computer Software Developed Or Obtained For Internal Use." SOP 98-1 provides guidance on costs to be capitalized and when capitalization of such costs should commence. SOP 98-1 applies to costs incurred after adoption, including costs for software projects that are in progress at the time of the adoption. The Company has evaluated the impact of this SOP on its financial position and results of operations. The implementation of SOP 98-1 effective January 1, 1999 did not have a material effect on the Company's results of operations, financial position or cash flows.

     In April 1998, the AICPA issued SOP 98-5, "Accounting For The Costs Of Start-up Activities." SOP 98-5 requires all costs of start-up activities to be expensed as incurred. SOP 98-5 is effective for financial statements for the years beginning after December 15, 1998. The Company has evaluated the impact of this SOP on its financial position and results of operations. The implementation of SOP 98-5 effective January 1, 1999 did not have a material effect on the Company's results of operations, financial position or cash flows.

     In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of FASB No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FASB No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. As a result of FASB No. 137, the

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          (Dollar amounts in thousands)


Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this pronouncement to have a material effect on the Company's results of operations, financial position or cash flows.

NOTE 5 - SEGMENT INFORMATION

     The Company delivers full life cycle solutions to complex software development and maintenance problems through the use of a seamless on-site and offshore consulting project team. These solutions include application development and maintenance services, Year 2000 and Eurocurrency compliance services, testing and quality assurance services and re-hosting and re-engineering services. The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Information about the Company's operations and total assets in North America, Europe and Asia for the nine month period ended September 30, 1999 and 1998 are as follows:

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                          ------------------              -----------------
REVENUES (1)                             1999            1998             1999            1998
                                         ----            ----             ----            ----
North America.....................     $  18,481       $  13,158        $  51,139       $  32,170
Europe............................         4,294           2,998           13,335           6,792
Asia..............................           101              44              326             144
                                       ---------       ---------        ---------       ---------
Consolidated......................     $  22,876       $  16,200        $  64,800       $  39,106
                                       =========       =========        =========       =========

OPERATING INCOME (1)
North America.....................     $   3,373       $   1,977        $   9,557       $    4,221
Europe............................           784             451            2,490              901
Asia..............................            19               7               62               18
                                       ---------       ---------        ---------       ----------
Consolidated......................     $   4,176       $   2,435        $  12,109       $    5,140
                                       =========       =========        =========       ==========

                                          AS OF SEPTEMBER 30,
IDENTIFIABLE ASSETS                      1999            1998
                                         ----            ----
North America.....................     $  37,629       $  32,816
Europe............................         3,809           1,952
Asia..............................        19,611           9,928
                                       ---------       ---------
Consolidated......................     $  61,049       $  44,696
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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          (Dollar amounts in thousands)


     In the third quarter of 1999, sales to one related party customer accounted for 16.6% of revenues and one third-party customer accounted for 17.1% of revenues. In the third quarter of 1998, sales to one related party customer accounted for 16.3% of revenues and two third-party customers each accounted for 11.0% of revenues. During the nine months ended September 30, 1999, sales to one related party customer accounted for 16.5% of revenues and one third-party customer accounted for 19.0% of revenues. During the nine months ended September 30, 1998, sales to one related party customer accounted for 26.9% of revenues and one third-party customer accounted for 12.6% of revenues.

NOTE 6 - CONTINGENCIES

     On August 17, 1999 the Company settled a trademark opposition by Cognizant Design Group of Incline Village, Nevada ("CDG") alleging infringement by the Company of CDG's purportedly prior rights to the name "Cognizant." CDG requested that the Company, among other things, refrain from further use of the name "Cognizant" in the future. The Company and CDG reached a mutually satisfactory agreement whereby CDG has transferred and assigned its right and title to the Cognizant mark to the company in return for a one-time payment of $400.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company's quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of the Company's engagements involve projects that are critical to the operations of its customers' business and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its software development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                  --------------------        ---------------------
                                                   1999          1998          1999           1998
                                                   ----          ----          ----           ----
Total revenues................................     100.0%        100.0%        100.0%        100.0%
Cost of revenues..............................      51.9          55.1          52.1          56.7
                                                  ------        ------        ------        ------
   Gross profit...............................      48.1          44.9          47.9          43.3
Selling, general and administrative expense...      26.3          26.3          25.9          26.0

Depreciation and amortization expense.........       3.5           3.6           3.3           4.1
                                                  ------        ------        ------        ------
   Income from operations.....................      18.3          15.0          18.7          13.1
Other income (expense):
   Interest income............................       1.4           1.6           1.3           0.9
   Other income (expense).....................       0.3           0.2           0.1           0.2
                                                  ------        ------        ------        ------
Total other income (expense)                         1.7           1.8           1.4           1.1
                                                  ------        ------        ------        ------
Income before provision for income taxes......      20.0          16.8          20.1          14.2
Provision for income taxes....................      (7.5)         (6.3)         (7.5)         (5.3)
                                                  ------        ------        ------        ------
Net income ...................................      12.5%         10.5%         12.6%          8.9%
                                                  ======        ======        ======        ======


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenue. Revenue increased by 41.2%, or $6.7 million, from $16.2 million during the three months ended September 30, 1998 to $22.9 million during the three months ended September 30, 1999. This increase resulted primarily from a $12.1 million increase in application development, maintenance and Eurocurrency compliance services partially offset by an approximately $5.4 million decrease in Year 2000 Compliance Services. The percentage of revenue from unrelated third-parties was 83.4% during the three months ended September 30, 1999, relatively constant when compared to the prior 1999 quarter (83.3%) and comparable quarter last year (83.7%). For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. In the third quarter of 1999, sales to one related party customer accounted for 16.6% of revenues and one third-party customer accounted for 17.1% of revenues. In the third quarter of 1998, sales to one related party customer accounted for 16.3% of revenues and two third-party customers each accounted for 11.0% of revenues.

     Gross profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions. The Company's cost of revenues increased by 33.0%, or $2.9 million, from $8.9 million during the three months ended September 30, 1998 to $11.9 million during the three months ended September 30, 1999. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 1,300 employees at September 30, 1998 to approximately 1,900 employees at September 30, 1999. The increased number of technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 51.2%, or approximately $3.7 million, from approximately $7.3 million during the three months ended September 30, 1998 to approximately $11.0 million during the three months ended September 30, 1999. Gross profit margin increased from 44.9% of revenues during the three months ended September 30, 1998 to 48.1% of revenues during the three months ended September 30, 1999. The increase in such gross profit margin was primarily attributable to the increased third-party revenue, which generally has higher margins, and a higher utilization level of technical professionals during the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 41.1%, or $2.0 million, from $4.8 million during the three months ended September 30, 1998 to $6.8 million during the three months ended September 30, 1999, but decreased slightly as a percentage of revenue from 29.9% to 29.8%. The dollar increase in such expenses was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the
Company's revenue growth. The slight decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company's increased revenues.

     Income from Operations. Income from operations increased 71.5%, or $1.7 million, from $2.4 million during the three months ended September 30, 1998 to $4.2 million during the three months ended September 30, 1999, representing 15.0% and 18.3% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue, which generally has higher margins, and the higher utilization level of technical professionals mentioned above.

     Other Income. Other income consists primarily of interest income and foreign currency exchange gains. Interest income increased by approximately $77,000, from approximately $254,000 during the three months ended September 30, 1998 to approximately $331,000 during the three months ended September 30, 1999. The increase in such interest income was attributable primarily to increased interest income resulting from the investment of the net proceeds generated from the Company's IPO and generally higher operating cash balances. The Company recognized a net foreign currency exchange gain of approximately $61,000 during the three months ended September 30, 1999, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. Up to the date of the IPO, the Company had been included in the consolidated federal income tax returns of The Dun & Bradstreet Corporation and/or Cognizant Corporation. The Company's provision for income taxes in the consolidated statements of income reflects federal and state income taxes calculated on the Company's stand alone basis. The provision for income taxes increased from approximately $1.0 million in the three months ended September 30, 1998 to $1.7 million in the three months ended September 30, 1999, with an effective tax rate of 37.4% in 1998 and 1999.

     Net Income. Net income increased from approximately $1.7 million for the three months ended September 30, 1998 to $2.9 million for the three months ended September 30, 1999, representing 10.5% and 12.5% as a percentage of revenues, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenue. Revenue increased by 65.7%, or $25.7 million, from $39.1 million during the nine months ended September 30, 1998 to $64.8 million during the nine months ended September 30, 1999. This increase resulted primarily from a $32.8 million increase in application development, maintenance and Eurocurrency compliance services partially offset by an approximately $7.1 million decrease in Year 2000 Compliance Services. The percentage of revenues derived from unrelated parties increased from 73.1% during the nine months ended September 30, 1998 to 83.5% during the nine months ended September 30, 1999. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and the impact of the spin-off in June 1998 of a majority interest in the Company, Erisco, IMS and certain other entities to form IMS Health. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. During the nine months ended September 30, 1999, sales to one related party customer accounted for 16.5% of revenues and one third-party customer accounted for 19.0% of revenues. During the nine months ended September 30, 1998, sales to one related party customer accounted for 26.9% of revenues and one third-party customer accounted for 12.6% of revenues.

     Gross profit. The Company's cost of revenues increased by 52.1%, or $11.6 million, from $22.2 million during the nine months ended September 30, 1998 to $33.7 million during the nine months ended September 30, 1999. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 1,300 employees at September 30, 1998 to approximately 1,900 employees at September 30, 1999. The increased number of technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 83.5%, or approximately $14.1 million, from approximately $16.9 million during the nine months ended September 30, 1998 to approximately $31.1 million during the nine months ended September 30, 1999. Gross profit margin increased from 43.3% of revenues during the nine months ended September 30, 1998 to 47.9% of revenues during the nine months ended September 30, 1999. The increase in such gross profit margin was primarily attributable to the increased third-party revenue and higher utilization levels of technical professionals discussed above.

     Selling, general and administrative expenses. Selling, general and administrative expenses, including depreciation and amortization, increased by 60.9%, or $7.2 million, from $11.8 million during the nine months ended September 30, 1998 to $19.0 million during the nine months ended September 30, 1999, but decreased as a percentage of revenue from 30.1% to 29.3%. The dollar increase in such expenses was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company's increased revenues.

     Income from Operations. Income from operations increased 135.6%, or $7.0 million, from $5.1 million during the nine months ended September 30, 1998 to $12.1 million during the nine months ended September 30, 1999, representing 13.1% and 18.7% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue higher utilization levels of technical professionals discussed above.

     Other Income. Interest income increased by approximately $519,000, from approximately $334,000 during the nine months ended September 30, 1998 to approximately $853,000 during the nine months ended September 30, 1999. The increase in such interest income was attributable primarily to increased interest income resulting from the investment of the net proceeds generated from the Company's IPO and generally higher operating cash balances. The Company recognized a net foreign currency exchange gain of approximately $94,000 during the nine months ended September 30, 1999, as a result of changes in exchange rates on the Company's transactions.

     Provision for Income Taxes. The provision for income taxes increased from approximately $2.1 million in the nine months ended September 30, 1998 to $4.9 million in the nine months ended September 30, 1999, with an effective tax rate of 37.4% in 1998 and 1999.

     Net Income. Net income increased from approximately $3.5 million for the nine months ended September 30, 1998 to $8.2 million for the nine months ended September 30, 1999, representing 8.9% and 12.6% as a percentage of revenues, respectively.

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

     Net cash provided by operating activities was approximately $9.9 million during the nine months ended September 30, 1999 as compared to net cash provided by operating activities of $9.8 million during the nine months ended September 30, 1998. The increase resulted primarily from increased net income and a smaller increase in other current assets during 1999, as compared to 1998, substantially offset by a lower increase in accrued liabilities during 1999 as compared to 1998. Accounts receivable increased from $11.1 million at December 31, 1998 to $12.0 million at September 30, 1999. The Company's accounts receivable increased only slightly, especially when compared to the increase in revenues. The Company controls cash levels and its accounts receivable by monitoring turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff.

     The Company's investing activities used net cash of $4.9 million for the nine months ended September 30, 1999 as compared to net cash used of $2.4 million for the same period in 1998. The increase in 1999 compared to 1998 primarily reflects increased purchases of equipment to expand the Company's offshore development infrastructure.

     The Company's financing activities provided net cash of approximately $248,000 for the nine months ended September 30, 1999 as compared to net cash provided by financing activities of approximately $15.9 million for the same period in 1998. Net cash provided by financing activities as of September 30, 1998 includes net proceeds from the IPO after the settlement of approximately $6.6 million of non-trade related-party balances to Cognizant Corporation.

     As of September 30, 1999, the Company had no significant third-party debt.

     The Company had working capital of $37.3 million at September 30, 1999 and $29.4 million at December 31, 1998.

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

RISKS ASSOCIATED WITH THE YEAR 2000

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than 2000. This in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company believes that it has sufficiently assessed its state of readiness with respect to its Year 2000 compliance. As the assessment was completed using internal personnel, costs and time for such personnel were not specifically tracked. The Company, however, estimates that such costs were immaterial. There were no external costs incurred by the Company relating to its Year 2000 assessment and the Company does not believe that Year 2000 compliance will result in material investments by the Company in the future. The Company does not anticipate that the Year 2000 Problem will have any material adverse effects on the business operations or financial performance of the Company. The Company does not believe that it has any material exposure to the Year 2000 Problem with respect to its own information systems and believes that all of its business-critical systems correctly define the Year 2000 and subsequent years.

     Contingency planning has been essentially completed in all of the Company's operations in order to address the most likely effects on the Company from external risks. These plans address facilities and equipment, telecommunications infrastructure, and internal administrative processes. In addition, these plans take into account human resource and communications issues that relate to the Company's employees. As more information emerges about services upon which the Company is critically reliant, these plans will be adjusted accordingly.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting For The Costs of Computer Software Developed Or Obtained For Internal Use." SOP 98-1 provides guidance on costs to be capitalized and when capitalization of such costs should commence. SOP 98-1 applies to costs incurred after adoption, including costs for software projects that are in progress at the time of the adoption. The Company has evaluated the impact of this SOP on its financial position and results of operations. The implementation of SOP 98-1 effective January 1, 1999 did not have a material effect on the Company's results of operations, financial position or cash flows.

     In April 1998, the AICPA issued SOP 98-5, "Accounting For The Costs Of Start-up Activities." SOP 98-5 requires all costs of start-up activities to be expensed as incurred. SOP 98-5 is effective for financial statements for the years beginning after December 15, 1998. The Company has evaluated the impact of this SOP on its financial position and results of operations. The implementation of SOP 98-5 effective January 1, 1999 did not have a material effect on the Company's results of operations, financial position or cash flows.

     In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of FASB No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FASB No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. As a result of FASB No. 137, the Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects the adoption of this pronouncement will not have a material effect on the Company's results of operations, financial position or cash flows.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.

                    27    Financial   Data  Schedule  for  the   period  ended
                          September 30, 1999.

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


                                    Cognizant Technology Solutions Corporation


DATE:  November 8, 1999             By:  /s/ Wijeyaraj Mahadeva
                                        --------------------------------------
                                    Wijeyaraj Mahadeva,
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)


DATE:  November 8, 1999             By:  /s/ Gordon Coburn
                                        --------------------------------------
                                    Gordon Coburn,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)