Form 10-K
period 1999-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2000-03-07
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission file number 0-24429

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


          Delaware                                         13-3728359
---------------------------------                 ------------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)


500 Glenpointe Centre West, Teaneck, New Jersey               07666
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


                                 (201) 801-0233
                         ------------------------------
                             (Registrant's Telephone
                          Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                       ----------------------

--------------------                                      ----------------------

--------------------                                      ----------------------


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


                         Yes:   X                  No:
                              ------                  ------


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: $1,001,130,640 at March 1, 2000 based on the last sales price on that date.


      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2000:


Class                                                       Number of Shares
-----                                                       ----------------

Class A Common Stock, par value $0.01 per share                3,602,870

Class B Common Stock, par value $0.01 per share                5,645,450


      The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------


                  Item                                                  Page
                  ----                                                  ----

PART I      1.    Business................................................4

            2.    Properties.............................................15

            3.    Legal Proceedings......................................16

            4.    Submission of Matters to a Vote of Security Holders....16


PART II     5.    Market for the Company's Common Equity
                  and Related Stockholder Matters........................17

            6.    Selected Consolidated Financial Data...................19

            7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .........20

            8.    Financial Statements and Supplementary Data............29

            9.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.................29


PART III    10.   Directors and Executive Officers of the Company........30

            11.   Executive Compensation.................................30

            12.   Security Ownership of Certain Beneficial Owners
                  and Management.........................................30

            13.   Certain Relationships and Related Transactions.........30

PART IV     14.   Exhibits, Financial Statement Schedule,
                  and Reports on Form 8-K................................31

SIGNATURES...............................................................32

EXHIBIT INDEX............................................................34

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................F-1

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

      Cognizant Technology Solutions Corporation ("CTS" or the "Company") delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's solutions include application development and integration, application management, re-engineering, and mass change services.

      The Company provides world-class service to its customers through an integrated business model that combines a technical and account management team located on-site at the customer location and eight development centers located in India. The Company's core competencies include web-centric applications, data warehousing, component-based development, and legacy and client-server systems.

      The Company markets and sells its technology consulting services directly through its professional staff, senior management and sales personnel. The Company operates out of its Teaneck, New Jersey headquarters and its regional offices. The number of customers for whom the Company has provided services has grown from 27 customers in 1997 to 40 customers in 1998 and 57 customers in 1999. The Company's customers include:

  ACNielsen Corporation                       First Data Corporation
  CCC Information Services Incorporated       GEAC Computer Systems Incorporated
  Computer Sciences Corporation               Nielsen Media Research, Inc.
  The Dun & Bradstreet Corporation            Northwest Airlines, Inc.
  IMS Health Incorporated ("IMS Health")      Pacific Exchange, Inc.


INDUSTRY BACKGROUND

      Many companies today face increasing customer demands to improve service levels, lower costs and shorten time to market. In this competitive environment, improving IT systems and leveraging the internet are critical to achieving these objectives. At the same time, the pace of technology evolution has accelerated. In order to remain competitive, companies are increasingly required to adopt emerging technologies, such as:

      o     e-business and e-commerce applications;

      o     data warehousing;

      o     supply chain management; and

      o     middleware / enterprise application integration.

      These emerging technologies offer the promise of faster, more responsive, lower cost business operations. However, their development, integration and on-going management present major challenges and require a large number of highly skilled individuals trained in many diverse technologies. In addition, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy systems for e-business and to address mass change projects such as Eurocurrency compliance, decimalization in the securities industry, and the Health Insurance Portability and Accountability ("HIPAA") regulations in the healthcare industry. Increasingly, companies turn to solutions providers such as CTS to provide these services.

      Many companies have made the strategic decision to focus on their core competencies and reduce their cost structures rather than invest in the additional large IT staffs that are necessary to evaluate, implement and manage IT initiatives in a rapidly changing environment. Consequently, these companies have turned to IT service providers both to develop and implement new IT solutions and to maintain core systems.

      As the global demand for IT services has increased, the number of qualified technical professionals has not kept pace with such demand. As a result, some IT service providers have attempted to access the large talent pool in certain developing countries, particularly India. India is widely acknowledged as a leader in offshore software development and has the second largest pool of IT talent behind the U.S. Historically, IT service providers have used the offshore labor pool primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the utilization of offshore resources for higher value-added services. Such services include application development, integration and maintenance. The use of offshore personnel can offer a number of benefits, including faster delivery of new IT solutions, more flexible scheduling and lower costs. However, utilizing an offshore workforce to provide value-added services presents a number of challenges to IT service providers.

      The offshore implementation of value-added software services requires highly developed project management skills. Such skills are necessary to design, develop and deploy high-quality technology solutions in a timely and cost-effective manner. In addition, IT service providers must have the methodologies, processes and communications capabilities to successfully integrate offshore workforces with on-site personnel. Service providers must also have strong research and development capabilities and technology competency centers. Finally, service providers utilizing offshore workforces must continually recruit and manage their workforces to deliver solutions using emerging technologies. As a result of the increasing demand for global IT services, a significant opportunity exists for IT service providers that can successfully address the challenges in utilizing an offshore talent pool. In a recent study, McKinsey and Company has estimated that the market for offshore work in India will grow from approximately $4 billion in 1998 to $87 billion in 2008.


THE CTS SOLUTION

      CTS is a leader in delivering high-quality, cost-effective, full life-cycle solutions to complex IT problems to clients transitioning to e-business through the use of a seamless on-site and offshore project team. These solutions are comprised of application development and integration services, application management services, reengineering services, and mass change services.

      The Company provides world-class service to its customers through an integrated business model. The Company's business model combines a technical and account management team located on-site at the customer location and eight development centers located in India. To support this business model, the Company has recruited and trained in excess of 2,000 programmers in India. The Company has also put in place well developed facilities, technology and communications infrastructure. By basing the Company's technical operations in India, the Company has access to a large pool of skilled, English-speaking IT professionals. Such IT professionals service customers on a cost basis significantly lower than in developed countries. The main elements of the CTS solution, which the Company believes differentiates it from other IT service providers, include the following:

      ESTABLISHED AND SCALEABLE PROPRIETARY PROCESSES. To facilitate the Company's cost-effective, on-time delivery of high-quality projects integrating an on-site and offshore team, the Company has developed proprietary methodologies. Such methodologies are encapsulated in the Company's QView software engineering process, which is available to all on-site and offshore programmers. The Company utilizes this ISO 9000 certified process to define and implement projects from the design, development and deployment stages through to ongoing application maintenance. For every project, QView is used to make an extensive front-end assessment. This assessment allows the Company to define the scope and risks of the project and subdivide the project into smaller phases with frequent deliverables and feedback from customers. The Company also utilizes its QView process to detect, mitigate and correct possible quality defects and to establish appropriate contingencies for each project. In order to ensure implementation of the quality process, the Company assigns a quality facilitator to each project. This facilitator reports to a centralized quality assurance and software engineering group. This group performs, on a sample basis, continuous quality audits, deliverables verifications, metrics collection and analysis, which are used to continually improve processes and methodologies. The Company's processes and methodologies have proven to be scaleable as the Company has increased its number of offshore development centers, customers and projects. In addition, the Company is assessed by KPMG at Level 4 of the Capability Maturity Model of the Software Engineering Institute at Carnegie Mellon University. The assessment for the Software Capability Maturity Model is widely regarded as the best means to measure the quality and maturity of an organization's software development and maintenance processes.

      HIGHLY SKILLED WORKFORCE. The Company has placed significant emphasis on recruiting and training its workforce of highly skilled professionals. Such professionals must be versed in the Company's processes and methodologies, particularly the QView software engineering process. The Company has over 150 project managers and senior technical personnel on its worldwide staff, many of whom have significant work experience in the United States and Europe. The Company's project managers and senior technical personnel provide in-depth project management expertise to customers. The Company maintains programs and personnel, including an extensive campus recruiting program in India, to hire and train the best available technical professionals in both legacy systems and emerging technologies. The Company provides five months of combined classroom and on-the-job training to new hires. The Company provides additional training each year to continually enhance the business practices, tools, technology and consulting skills of its professional staff.

      RESEARCH & DEVELOPMENT AND COMPETENCY CENTERS. The Company has project experience and expertise across multiple architectures and technologies, and makes a substantial on-going investment in competency centers and research and development to keep abreast of the latest technology developments.

      Because most of the Company's programmers are trained in multiple technologies and architectures, the Company is able to react to customers' needs and quickly redeploy programmers to new technologies. To facilitate this ability, the Company makes a substantial investment in competency centers to leverage its knowledge base across the company. In addition, through its investment in research and development activities and the continuing education of technical personnel, the Company assures that its knowledge base and collective skillset keeps pace with emerging technologies. The ability to work in new technologies allows the Company to foster long-term relationships by addressing the needs of both its existing and new customers.

      WELL DEVELOPED INFRASTRUCTURE. The Company's extensive facilities, technology and communications infrastructure facilitates the seamless integration of its on-site and offshore workforces. This is accomplished by permitting team members in different locations to access common project information and to work directly on customer projects. This infrastructure allows for:

      o     rapid completion of projects;

      o     off-peak utilization of customers' technological resources; and

      o real-time access to project information by the on-site account manager or the customer.

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


STRATEGY

      The Company's objective is to be a leading provider of full life-cycle e-business and application development projects, take full responsibility for on-going management of a client's software systems, and move mass change and legacy transformation projects through to completion. The Company provides services to its North American and European customers, supported by its offshore Indian development centers. The Company pursues the following strategies to achieve this objective:

      DEVELOP LONG-TERM CUSTOMER RELATIONSHIPS AND STRATEGIC ALLIANCES. The Company seeks to develop long-term strategic relationships with its customers and business partners. The Company tries to leverage these relationships into additional project opportunities. For example, the knowledge of customers' systems gained during the performance of Year 2000 compliance services has provided the Company with a competitive advantage in securing additional software development and maintenance projects from these customers. In addition, the Company believes that through its working relationships with independent software vendors it can obtain projects from such vendors' customers due to the detailed knowledge gained in the development process. Finally, the Company has partnered with select IT service firms which offer complementary services in order to best meet customer requirements.

      EXTEND SERVICE OFFERINGS AND SOLUTIONS. The Company has several teams dedicated to developing new service offerings in emerging technologies. These teams collaborate with the Company's customers to develop such offerings. For example, the Company is currently developing new solutions for data warehousing and e-business in selected industries such as healthcare. To facilitate the development of new solutions, the Company invests in internal research and development and promotes knowledge building and sharing across the organization. The Company believes that the continued expansion of its service offerings will reduce its reliance on any one technology initiative and foster long-term relationships with its customers. Because of the Company's low offshore cost structure, it is able to substantially leverage its investment in these activities.

      ENHANCE PROCESSES, METHODOLOGIES AND PRODUCTIVITY TOOLSETS. The Company is committed to improving and enhancing its proprietary QView software engineering process and other methodologies and toolsets. With the rapid evolution of technology, the Company believes that continued investment in research and development is critical to its success. The Company is constantly designing and developing additional productivity software tools to automate testing processes and improve project estimation and risk assessment techniques. The Company continually refines its processes by utilizing groupware technology to share project experience and best practice methodologies across the organization.

      EXPAND GEOGRAPHIC PRESENCE. As the Company expands its customer base, it plans to open additional sales and marketing offices in the United States. This will enable the Company to sell to and support existing and prospective customers. The Company has established sales and marketing offices in Chicago and San Francisco. In addition, the Company has been pursuing market opportunities in Europe through its U.K. office, which was established in the beginning of 1998 and its Germany office, which opened during 1999. The Company operates in Canada through its Toronto office, which was established in 1997.

      PURSUE SELECTIVE STRATEGIC ACQUISITIONS. The Company believes that opportunities exist in the fragmented IT services market to expand its business through selective strategic acquisitions and/or joint ventures. The Company believes that acquisition and or joint venture candidates may enable it to expand its geographic presence, enter new technology areas or expand capacity.


SERVICES

      The Company provides a broad range of software services, including:

      o     application development and integration;

      o     application management;

      o     re-engineering; and

      o     mass change.

      The Company's range of services enables it to meet customer needs for systems development/integration, application management and mass change implementation. The Company uses its QView software engineering process, its on-site and offshore delivery model and well developed facilities, technology and communications infrastructure to deliver these services. For each of these services, the Company utilizes its QView proprietary processes and methodologies to define the execution and delivery of the projects.

Service                                 Summary Description of Service Offerings
-------                                 ----------------------------------------

Application Development and
Integration..................   Define requirements,  write  specifications  and
                                design, develop, test and integrate software across multiple platforms including internet technologies.

Application Management.......   Support some or all of a customer's applications
                                ensuring that systems remain operational and responsive to changing user requirements, and to provide on-going enhancement as required by the customer.

Re-engineering...............   Modify and test  applications  to enable systems
                                to function in new operating environments.

Mass Change..................   Renovate   applications  to  correctly  function
                                after a mass regulatory and/or standards change.

     APPLICATION  DEVELOPMENT  SERVICES.   The  Company  follows  either of  two
alternative approaches to application development and integration:

     o full life cycle application development, in which the Company assumes total start-to-finish responsibility and accountability for analysis, design, implementation, testing and integration of systems; or

     o    cooperative development,  in which the Company's employees work with a
          customer's   in-house  IT  personnel  to  jointly   analyze,   design,
          implement, test and integrate new systems.

     In both cases, the Company's on-site team members work closely with the end-users of the application to develop specifications and define requirements. Detailed design, implementation and testing are generally performed offshore at the Company's eight software development centers located in India. In addition, the Company maintains an on-site presence at the customer's location in order to address evolving customer needs and resulting changes to the project.

     A key part of the Company's application development and integration offering is a suite of services to help organizations build and integrate e-business applications with the rest of the enterprise. In this suite of offerings, the Company leverages its skills in e-business applications development and enterprise application integration to build sophisticated e-business applications and to integrate these new applications and websites with mainstream and legacy systems. The Company builds and deploys robust, scalable and extensible Internet architectures for transaction intensive, mission critical applications. The Company has competency centers specializing in Microsoft, IBM and Sun Technologies. The Company builds secure applications using several advanced technologies including RSA and SSL standards.

      APPLICATION MANAGEMENT SERVICES. The Company provides services to ensure that a customer's core operational systems are free of defects and responsive to end-users' changing needs. In doing so, the Company is often able to introduce product and process enhancements and improve service levels to customers requesting modifications and on-going support.

      Through the Company's on-site and offshore delivery model, the Company is able to provide a range of support services to its customers. On-site team members often provide help desk services at the customer's facility. These team members typically carry pagers in the event of an emergency service request and are often available to quickly resolve customer problems from remote locations. More complex maintenance services, including modifications, enhancements and documentation, which typically have longer turn around times, are completed offshore. Such services are completed utilizing satellite and fiber-optic telecommunications and the resources of the Company's software development centers.

      RE-ENGINEERING SERVICES. Through the Company's re-engineering service offerings, the Company works with customers to migrate systems based on legacy computing environments to newer, open systems-based platforms and client/server architectures, often in response to the more stringent demands of e-business. The Company's re-engineering tools automate many of the processes required to implement advanced client/server technologies. Such automation substantially reduces the time and cost to perform these services. These tools enable the Company to perform source code analysis and to re-design target databases and convert certain programming languages. If necessary, the Company's software engineers also re-design and convert user interfaces.

      MASS CHANGE. Through the Company's mass change service offerings, the Company assists customers in renovating their core systems to meet the requirements imposed by new regulations, new standards, or other external events. The Company's mass change services include, or have previously included, Year 2000 compliance, Eurocurrency compliance, decimalization within the securities industry and HIPAA, a new set of regulations for the healthcare industry.


CUSTOMERS

      The Company provided services to a total of 27, 40 and 57 customers in 1997, 1998 and 1999, respectively. During 1997, 1998 and 1999, the Company's top five customers accounted for 77.5%, 60.5% and 57.3% of revenues, respectively. During 1997, 1998 and 1999, IMS Health and its current subsidiaries accounted for 23.7%, 18.0% and 16.7% of revenues, respectively. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use the Company's services in a subsequent year. The Company's ten largest customers accounted for, in the aggregate, approximately 92.3%, 81.0% and 75.3% of the Company's revenues in 1997, 1998 and 1999, respectively. In 1997, Cognizant Corporation and ACNielsen accounted for more than 40.0% and 10.0% of revenues, respectively. In 1998, IMS Health, First Data Corporation and ACNielsen each accounted for more than 10.0% of revenue. In 1999, IMS Health and First Data Corporation each accounted for more than 10.0% of revenue. Approximately 44.4%, 44.1% and 15.6% of the Company's revenues were derived from Year 2000 compliance services in 1997, 1998 and 1999, respectively. Application development services represented approximately 19.4%, 25.8% and 32.3% of the Company's revenues in 1997, 1998 and 1999, respectively. Application maintenance services accounted for 28.4%, 21.1% and 44.0% of the Company's revenues in 1997, 1998 and 1999, respectively.


SALES AND MARKETING

      The Company markets and sells its services directly through its professional staff, senior management and direct sales persons operating out of its Teaneck, New Jersey headquarters and business development offices in Chicago, San Francisco, Toronto, Frankfurt and London. At December 31, 1999, the Company had 12 direct sales persons and approximately 40 account managers. The sales and marketing group works with the Company's technical team as the sales process moves closer to the customer's selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

      o define the scope, deliverables, assumptions and execution strategies for a proposed project;

      o     develop project estimates;

      o     prepare pricing and margin analyses; and

      o     finalize sales proposals.

      Management reviews and approves all proposals, which are then presented to the prospective customer. Sales and account management personnel remain actively involved in the project through the execution phase.

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


COMPETITION

      The IT services market includes a large number of participants, is subject to rapid change and is intensely competitive. This market includes participants from a variety of market segments, including:

      o     systems integration firms;

      o     contract programming companies;

      o     application software companies;

      o     Internet solutions providers;

      o     the professional services groups of computer equipment companies;

      o     facilities management and outsourcing companies; and

      o     "Big Five" accounting firms.

      The market also includes numerous smaller local competitors in the various geographic markets in which the Company operates. The Company competes with, among others:

   Alydaar Corp.                             Mastech Corporation
   Cambridge Technology Partners, Inc.       Sapient Corporation
   Cap Gemini America, Inc.                  Satyam Computer Services Limited
   Complete Business Solutions, Inc.         SHL Systemhouse (a division of MCI
   Computer Horizons Corp.                     Communications Corporation)
   Computer Task Group, Inc.                 Syntel, Inc.
   Information Management Resources, Inc.    Tanning Technology Corporation
   Infosys, Inc.                             Tata Consultancy Services
   IBM Global Services                       Whittman-Hart, Inc.
   Keane, Inc.

      In certain markets in which the Company competes, there are no significant barriers to entry. Current and potential competitors may introduce new and more competitive services, make strategic acquisitions or establish cooperative relationships among themselves or with third parties. As a result, these competitors increase the ability of their services to address the needs of customers. Many of the Company's competitors have significantly greater financial, technical and marketing resources and greater name recognition than us. The principal competitive factors affecting the markets for the Company's services include:

      o     performance and reliability;

      o     quality of technical support, training and services;

      o     responsiveness to customer needs;

      o     reputation, experience and financial stability; and

      o     competitive pricing of services.

      The Company competes by offering:

      o     a well developed recruiting, training and retention model;

      o     a successful service delivery model;

      o     an excellent referral base;

      o     continual investment in process improvement and knowledge capture;

      o     investment in research and development; and

      o continued focus on responsiveness to customer needs, quality of services, competitive prices, project management capabilities and technical expertise.

      In order to be successful in the future, the Company must continue to respond promptly and effectively to technological change and competitors' innovations. There can be no assurance that the Company will be able to compete successfully against current and future competitors. The Company's failure to successfully compete could have a material adverse effect upon its business, results of operations and financial condition.


INTELLECTUAL PROPERTY

      The Company's consulting business includes the development of software applications and other technology deliverables. These include written specifications and documentation in connection with specific customer engagements. The Company's future success depends in part on its ability to protect its intellectual property rights. The Company presently holds no patents or registered copyrights. The Company relies upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect its intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. The Company believes that laws, rules, regulations and treaties in effect in the United States and India are adequate to protect it from misappropriation or unauthorized use of the Company's copyrights. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to deter misappropriation of any of the Company's intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce the Company's rights.


EMPLOYEES

      At December 31, 1999, the Company employed approximately 450 persons on a full-time basis in the its North American headquarters and satellite offices and on-site North American customer locations (25 of whom are United States citizens or permanent residents). The Company also employed approximately 91 persons on a full-time basis in its European satellite office and on-site European customer locations and approximately 1,680 persons on a full-time basis in its offshore software development centers in India. As of December 31, 1999, approximately 425, or 94% of the Company's employees working in the United States, were working in nonimmigrant work-permitted visa classifications, including H-1B, L-1A and L-1B.

None  of  the  Company's  employees  is  subject  to  a  collective   bargaining
arrangement. The Company considers its relations with employees to be good.

      The Company's future success depends to a significant extent on its ability to attract, train and retain highly skilled software development professionals. In particular, the Company needs to attract, train and retain project managers, software engineers and other senior technical personnel. The Company believes that in both the United States and India there is a shortage of, and significant competition for, software development professionals with the advanced technological skills necessary to perform the services offered by the Company. The Company has an active recruitment program in India. The Company has developed a recruiting system and database that facilitates the rapid identification of skilled candidates. During the course of the year, the Company visits approximately 52 premier colleges and technical schools in India. The Company evaluates candidates based on academic performance, the results of a written aptitude test measuring problem-solving skills and a technical interview. In addition, the Company has an active lateral recruiting program.

      Senior project managers are primarily hired from leading consulting firms in the United States and India. The Company's senior management and substantially all of the project managers have experience working in the United States and Europe.

      The Company also has adopted a career and education management program to define the employees' objectives and career plans. Through an intensive orientation and training program, the Company introduces new employees to the QView software engineering process and its services.

ITEM 2.  PROPERTIES

      The Company's executive and business development office is located in Teaneck, New Jersey. The Company believes that its current facilities are adequate to support its existing operations. The Company also believes that it will be able to obtain suitable additional facilities on commercially reasonable terms on an "as needed" basis.

      The Company occupies the following properties, which are all leased:

                           Approximate
                              Area                    Use                                 Nature of Occupancy
     Location             (in sq. feet)
----------------------------------------------------------------------------------------------------------------------------------
Chennai, India               35,100        Software Development Facility     Multiple leases expiring 4/30/06 with renewal options

Chennai, India               33,700        Software Development Facility     Lease expiring 12/15/06 with renewal options

Pune, India                  23,000        Software Development Facility     Multiple leases expiring 10/8/07-6/28/08 with renewal
                                                                               options
Chennai, India               20,000        Software Development Facility     Lease expires 8/31/04 with renewal option

Chennai, India               15,500        Software Development Facility     Multiple leases expiring 1/31/06 - 4/30/06 with
                                                                               renewal options

Calcutta, India              13,900        Software Development Facility     Lease expiring 10/7/07 with a renewal option

Calcutta, India               9,300        Software Development Facility     Lease expiring 11/30/03 with a renewal option

Calcutta, India               4,000        Software Development Facility     Multiple Leases expiring 4/30/02-1/15/03 with renewal
                                                                               options
Teaneck, New Jersey           9,700        Executive and Business            Lease expiring 5/31/02
                                             Development Office
Chicago, Illinois             2,000        Business Development Office       Lease expiring 10/15/01

San Francisco, California     1,400        Business Development Office       Lease expiring 1/31/02

London, England               2,100        Business Development Office       Lease expiring 9/28/04

London, England               1,500        Business Development Office       Monthly lease

Toronto, Canada                 200        Business Development Office       Lease expiring 2/29/01

Frankfurt, Germany              600        Business Development Office       Monthly lease

ITEM 3.   LEGAL PROCEEDINGS

      There is no material litigation to which the Company is a party or to which any of the Company's property is subject.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                   PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

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

       On February 11, 2000, the Board of Directors declared a 2-for-1 stock split effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. Pro forma unaudited earnings per share reflective of the stock split have been presented in the Company's Consolidated Statement of Operations. The historical share and per share amounts in the consolidated financial statements have not been restated to reflect the 2-for-1 stock split. Such amounts will be restated upon the effective date of the stock dividend.

      The following table sets forth the high and low sales price for the Class A Common Stock for each of the quarters since the quarter ended June 30, 1998 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        QUARTER ENDED                         HIGH         HIGH           LOW         LOW
        -------------                         ----         ----           ---         ---
                                           (Pre-Split)  (Post-Split)  (Pre-Split)  (Post-Split)
                                                                                      >
June 30 , 1998..........................    $12 7/8      $6 7/16       $9 1/2      $4 3/4
(from June 19, 1998)
September 30, 1998......................    $19 5/8      $9 13/16      $11  9/16   $5 25/32
December 31, 1998.......................    $33 1/2      $16 3/4       $7          $3 1/2
March 31, 1999..........................    $48          $24           $23 1/2     $11 3/4
June 30, 1999...........................    $31 3/16     $15 19/32     $19 1/4     $9 5/8
September 30, 1999......................    $32 3/4      $16 3/8       $20 3/8     $10 3/16
December 31, 1999.......................    $121         $60 1/2       $25 5/8     $12 13/16

      As of March 1, 2000, the approximate number of holders of record of the Class A Common Stock was 16.

      As of March 1, 2000, all of the outstanding Class B Common Stock of the Company was owned by IMS Health.

      The Company has never declared or paid cash dividends on its Class A or Class B Common Stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not currently anticipate paying any cash dividends in the foreseeable future.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected consolidated financial data set forth below for the Company as of December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 are derived from the audited financial statements included elsewhere herein. The selected consolidated financial data set forth below for the Company as of December 31, 1995, 1996 and 1997 and for each of the years ended December 31, 1995 and 1996 are derived from the audited financial statements not included elsewhere herein. The selected consolidated financial information for 1997, 1998 and 1999 should be read in conjunction with the Consolidated Financial Statements and the Notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                                           Year Ended December 31,
                                               1995        1996       1997        1998        1999
                                               ----        ----       ----        ----        ----
                                                      (in thousands, except per share data)
Statements of Income Data:
Revenues .................................   $    298    $  2,775    $ 13,898    $ 45,031    $ 74,084
Revenues - related party .................      6,877       9,257      10,846      13,575      14,820
                                             --------    --------    --------    --------    --------

   Total revenues ........................      7,175      12,032      24,744      58,606      88,904

Cost of revenues .........................      3,567       6,020      14,359      31,919      46,161
                                             --------    --------    --------    --------    --------

Gross profit .............................      3,608       6,012      10,385      26,687      42,743

Selling, general and administrative
   expenses ..............................      2,213       3,727       6,898      15,547      23,061

Depreciation and amortization expense ....        376         819       1,358       2,222       3,037
                                             --------    --------    --------    --------    --------

Income (loss) from operations ............      1,019       1,466       2,129       8,918      16,645

Other income:
   Interest income .......................          7           8          25         638       1,263
   Other income - net ....................         44           1        --            83          37
                                             --------    --------    --------    --------    --------
      Total other income .................         51           9          25         721       1,300
                                             --------    --------    --------    --------    --------

Income before provision for income
   taxes .................................      1,070       1,475       2,154       9,639      17,945

Provision for income taxes ...............       (247)       (341)       (581)     (3,606)     (6,711)

Minority interest ........................       (362)       (492)       (545)       --          --

Net income ...............................   $    461    $    642    $  1,028    $  6,033    $ 11,234
                                             ========    ========    ========    ========    ========

Basic earnings per share .................   $   0.07    $   0.10    $   0.16    $   0.76    $   1.22
                                             ========    ========    ========    ========    ========

Diluted earnings per share ...............   $   0.07    $   0.10    $   0.16    $   0.73    $   1.16
                                             ========    ========    ========    ========    ========
Unaudited Pro forma Net income per share
   post split, basic (1) .................   $   0.04    $   0.05    $   0.08    $   0.38    $   0.61

Unaudited Pro forma Net income per share
   post split, diluted (1) ...............   $   0.04    $   0.05    $   0.08    $   0.37    $   0.58

Weighted average number of common
   shares outstanding ....................      6,500       6,500       6,547       7,943       9,171
                                             ========    ========    ========    ========    ========

Weighted average number of common
   shares and stock options outstanding ..      6,500       6,500       6,605       8,269       9,708
                                             ========    ========    ========    ========    ========

Balance Sheet Data (at period end):

Cash and cash equivalents ................   $    546    $  1,810    $  2,715    $ 28,418    $ 42,641
Working capital ..........................      1,126       2,781       5,694      29,416      43,507
Total assets .............................      5,451       7,827      18,298      51,679      69,026
Due to related party .....................        662         976       6,646           9          --
Stockholders' equity .....................      1,766       2,806       3,419      32,616      45,461


(1)  See Note 14. to the Consolidated Financial  Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's primary service offerings include:

      o     application development and integration;

      o     application management;

      o     re-engineering; and

      o     mass change.

      The Company began its software development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, along with Erisco, IMS International, Nielsen Media Research, Pilot Software and Sales Technologies and certain other entities, plus a majority interest in Gartner Group were spun-off from The Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the Indian subsidiary wholly owned by the Company.

      On February 11, 2000, the Board of Directors declared a 2-for-1 stock split effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. Pro forma unaudited earnings per share reflective of the stock split have been presented in the Company's Consolidated Statement of Operations. The historical share and per share amounts have not been restated to reflect the 2-for-1 stock split. Such amounts will be restated upon the effective date of the stock dividend.

      In June 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant Corporation to form IMS Health. At December 31, 1999, IMS Health owned approximately 61% of the outstanding stock of the Company and held approximately 94% of the combined voting power of the Company's common stock.

      During 1996, the Company made a strategic decision to attract customers that were not affiliated with Cognizant Corporation or any of the former affiliates of The Dun & Bradstreet Corporation. As a result of the implementation of this strategy, the Company has successfully transitioned from a company primarily serving affiliated customers to a company whose customer base now consists primarily of unaffiliated third parties. For example, revenues derived from customers not currently or previously affiliated with The Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health, and any of their respective subsidiaries grew from $6.5 million, or 26.4% of revenues, in 1997 to $26.9 million, or 46.0% of revenues, in 1998 and $50.5 million, or 56.8% of revenues, in 1999. Approximately 73.6%, 54.0% and 43.2% of the Company's revenues in 1997, 1998 and 1999, respectively, were generated from current and former affiliates including approximately 23.7%, 18.0% and 16.7%, respectively, from IMS Health and its current subsidiaries.

      The Company has derived and believes that it will continue to derive a significant portion of its revenues from a limited number of large third-party customers. During 1997, 1998 and 1999, the Company's five largest customers (other than IMS Health and its current subsidiaries) accounted for 50.8%, 43.7% and 44.9% of revenues, respectively. In 1997, Cognizant Corporation and ACNielsen accounted for more than 40.0% and 10.0% of revenues, respectively. In 1998, IMS Health, First Data Corporation and ACNielsen each accounted for more than 10.0% of revenue. In 1999, IMS Health and First Data Corporation accounted for more than 10.0% of revenue. The volume of work performed for IMS Health and its subsidiaries and other customers is likely to vary from year to year. Major customers, whether affiliated or unaffiliated, in one year may not provide the same level of revenues in any subsequent year.

      Historically, Year 2000 compliance services were an important element of the Company's service offerings. Approximately 44.4%, 44.1% and 15.6% of the Company's revenues were derived from Year 2000 compliance services in 1997, 1998 and 1999, respectively. Revenues derived from providing Year 2000 compliance services have become an increasingly less significant component of the Company's overall revenue base. The Company believes that it has successfully utilized its Year 2000 compliance expertise to establish relationships with new customers and deepen its relationships with existing customers. The knowledge of customers' systems gained while performing Year 2000 compliance services gave the Company a competitive advantage in securing additional application development and application management projects and projects for such customers.

      Application development and integration services represented approximately 19.4%, 25.8% and 32.3% of revenues in 1997, 1998 and 1999, respectively.
Application management services accounted for 28.4%, 21.1% and 44.0% of revenues in 1997, 1998 and 1999, respectively.

      The Company's services are performed on either a time-and-materials or fixed-price basis. The Company expects that an increasing number of future projects will be fixed-price rather than time-and-materials (which has historically been the basis for its contracts). Revenues related to time-and-materials contracts are recognized as the service is performed.
Revenues related to fixed-price contracts are recognized using the percentage-of-completion method of accounting. Under such method, the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated contract cost. Estimates are subject to adjustment as a project progresses, to reflect changes in expected completion costs. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the financial reporting period in which the change in the estimate becomes known. Additionally, any anticipated losses are recognized immediately. Since the Company bears the risk of cost over-runs and inflation associated with fixed-price projects, the Company's operating results may be adversely affected by changes in estimates of contract completion costs.

      The majority of the Company's revenues are earned within North America. Revenues outside of North America totaled $3.5 million, $10.7 million and $17.7 million in 1997, 1998 and 1999, respectively. Revenues from customers located outside of North America have been generated primarily in the United Kingdom and Germany. As a percentage of revenues, revenues outside of North America represented 14.3%, 18.3% and 19.9% in 1997, 1998 and 1999, respectively. The primary denomination for invoices issued by the Company is U.S. dollars, with the exception of invoices issued in Canada, Germany and the United Kingdom. Invoices issued in Canada, Germany and the United Kingdom are issued in local currency. Gains and losses as a result of fluctuations in foreign currency exchange rates have not had a significant impact on historical results of operations.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

                                                YEAR ENDED DECEMBER 31,
                                             1997         1998       1999
                                         -----------  ----------  --------

Total revenues........................      100.0%       100.0%      100.0%
Cost of revenues......................       58.0         54.5        51.9
                                           ------       ------      ------
   Gross profit.......................       42.0         45.5        48.1
Selling, general and administrative
expenses..............................       27.8         26.5        25.9
Depreciation and amortization expense.        5.6          3.8         3.4
                                           ------       ------      ------
   Income from operations.............        8.6         15.2        18.8
Other income:
   Interest income....................        0.1          1.1         1.4
   Other income.......................         --          0.1          --
                                           ------       ------      ------
Total other income....................        0.1          1.2         1.4
                                           ------       ------      ------
Income before provision for income
 taxes................................        8.7         16.4        20.2
Provision for income taxes............       (2.3)        (6.2)       (7.6)
Minority interest.....................       (2.2)          --          --
                                           ------       ------      ------
Net  income...........................        4.2%        10.3%       12.6%
                                           ======       ======      ======


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      REVENUE. Revenue increased by 51.7%, or $30.3 million, from $58.6 million during 1998 to $88.9 million during 1999. This increase resulted primarily from a $42.3 million (129.1%) increase in application development and integration, application management, reengineering and other services partially offset by an approximately $12.0 million (46.4%) decrease in Year 2000 compliance services. The percentage of revenues derived from unrelated parties increased from 76.8% during 1998 to 83.3% during 1999. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and the impact of the spin-off in June 1998 of a majority interest in the Company, Erisco, IMS International and certain other entities to form IMS Health. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. During 1999, sales to one related party customer accounted for 16.7% of revenues and one third-party customer accounted for 17.4% of revenues. During 1998, sales to one related party customer accounted for 23.2% of revenues and two third-party customers accounted for 12.5% and 11.3% of revenues, respectively.

      GROSS PROFIT. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 44.6%, or $14.2 million, from $31.9 million during 1998 to $46.2 million during 1999. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 1,400 employees at December 31, 1998 to approximately 2,000 employees at December 31, 1999. The increased number of technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 60.2%, or approximately $16.1 million, from approximately $26.7 million during 1998 to approximately $42.7 million during 1999. Gross profit margin increased from 45.5% of revenues during 1998 to 48.1% of revenues during 1999. The increase in such gross profit margin was primarily attributable to the increased third-party revenue and the shift toward newer, higher margin customers.

      SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES.   Selling,  general  and
administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 46.9%, or $8.3 million, from $17.8 million during 1998 to $26.1 million during 1999, but decreased as a percentage of revenue from 30.3% to 29.4%, respectively. The dollar increase in such expenses was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company's increased revenues.

      INCOME FROM OPERATIONS. Income from operations increased 86.6%, or $7.7 million, from $8.9 million during 1998 to $16.6 million during 1999, representing 15.2% and 18.7% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue and the shift toward newer, higher margin customers, discussed above.

      OTHER INCOME. Other income consists primarily of interest income and foreign currency exchange gains. Interest income increased by approximately $625,000, from $638,000 during 1998 to approximately $1.3 million during 1999. The increase in such interest income was attributable primarily to the investment of the net proceeds generated from the Company's initial public offering and generally higher operating cash balances. The Company recognized a net foreign currency exchange loss of approximately $32,000 during 1999, as a result of changes in exchange rates on its transactions.

      PROVISION FOR INCOME TAXES. Historically, through the date of the IPO, the Company had been included in the consolidated federal income tax returns of The Dun & Bradstreet Corporation and Cognizant Corporation. The Company's provision for income taxes in the consolidated statements of income reflects the federal and state income taxes calculated on the

Company's stand alone basis. The provision for income taxes increased from $3.6 million in 1998 to $6.7 million in 1999, with an effective tax rate of 37.4% in both 1998 and 1999.

      NET INCOME. Net income increased from approximately $6.0 million in 1998 to $11.2 million in 1999, representing 10.3% and 12.6% as a percentage of revenues, respectively.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      REVENUE. Revenue increased by 136.8%, or $33.9 million, from $24.7 million in 1997 to $58.6 million in 1998. This increase included $14.9 million of increased Year 2000 compliance services, and $19.0 million of increased sales of application development and integration, application management, reengineering and other services. Revenue growth resulted, in part, from the successful implementation of the Company's Year 2000 rollover strategy, pursuant to which Year 2000 clients have been converted to include non-Year 2000 assignments including software development and maintenance. The percentage of revenues from unrelated parties increased from 56.2% in 1997 to 76.8% in 1998. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and the impact of the spin-off in June 1998 of a majority interest in the Company's company, Erisco, IMS International and certain other entities to form IMS Health, and the establishment of Nielsen Media Research as a separate publicly traded company. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. Accordingly, as of July 1, 1998, Nielsen Media Research was no longer deemed to be a related party. During 1998, sales to one related party customer accounted for 23.2% of revenues and two third-party customers accounted for 12.5% and 11.3% of revenues, respectively. During 1997, sales to one related party customer accounted for 44.3% of revenues and one third-party customer accounted for 13.9% of revenues.

      GROSS PROFIT. The Company's cost of revenues increased by 122.3%, or $17.6 million, from $14.4 million in 1997 to $31.9 million in 1998. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 900 employees at December 31, 1997 to approximately 1,400 employees at December 31, 1998. The Company's gross profit increased by 157.0%, or approximately $16.3 million, from approximately $10.4 million in 1997 to approximately $26.7 million in 1998. Gross profit margin increased from 42.0% of revenues in 1997 to 45.5% of revenues in 1998. The increase in gross profit margin was primarily attributable to the increased third party revenue which have higher margins and a higher utilization level of technical professionals during 1998 compared to 1997.

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

      OTHER INCOME. Interest income increased by $613,000 from $25,000 in 1997 to $638,000 in 1998. The increase in such interest income was attributable primarily to increased interest income resulting from the investment of the net proceeds generated from the Company's initial public offering and generally higher cash balances. The Company recognized a net foreign currency exchange gain of $83,000 in 1998, as a result of the effect of changing exchange rates on the Company's transactions.

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

LIQUIDITY AND CAPITAL RESOURCES

      Historically, through the date of the IPO, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company IMS Health. In June 1998, the Company consummated its initial public offering of 2,917,000 shares of its Class A Common Stock at a price to the public of

$10.00 per share, of which 2,500,000 shares were issued and sold by the Company and 417,000 shares were sold, at that time, by Cognizant Corporation. The net proceeds to the Company from the offering were approximately $22.4 million after $845,000 of direct expenses. The funds received by the Company from the initial public offering were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of non-trade related party balances to Cognizant Corporation. The Company expects to use the remainder of the net proceeds from the offering for (i) expansion of existing operations, including its offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; and (iii) general corporate purposes including working capital.

      Net cash provided by operating activities was approximately $1.7 million, $13.3 million and $18.6 million for the years ended December 31, 1997, 1998 and 1999, respectively. The increase for 1998 compared to 1997 results primarily from a higher level of accrued liabilities, increased net income, and an increase in deferred taxes, partially offset by increased other current assets. The increase for 1999 compared to 1998 results primarily from increased net income and a decrease in accounts receivable partially offset by a lower increase in accrued liabilities versus the prior year. Accounts receivable increased from $7.4 million at December 31, 1997 to $11.1 million at December 31, 1998 and decreased to $10.0 million at December 31, 1999. The decrease in accounts receivable during 1999 was due primarily to improved collection efforts and earlier than expected year-end payments due to Year 2000 preparations by our customers. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff.

      The Company's investing activities used net cash of $6.4 million, $3.7 million and $5.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. The decrease in 1998 of net cash used in investing activities compared to 1997 primarily reflects the payment in 1997 for the acquisition of the minority interest of the Company's Indian subsidiary. The increase in 1999 of net cash used in investing activities compared to 1998 primarily reflects increased purchases of equipment to expand the Company's offshore development infrastructure.

      The Company's financing activities provided net cash of $5.7 million, $16.1 million and $1.6 million for the years ended December 31, 1997, 1998 and 1999, respectively. The increase in 1998 compared to 1997 resulted primarily from the net proceeds generated from the initial public offering of $22.4 million, offset by the repayment of non-trade related party balances of approximately $6.6 million. The decrease in 1999 compared to 1998 similarly resulted from the absence of the net IPO proceeds discussed above.

      As of December 31, 1999, the Company had no significant third-party debt.

      The Company had working capital of $43.5 million at December 31, 1999 and $29.4 million at December 31, 1998.

      The Company believes that its available funds and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations and needs for at least the next 12 months. The Company's ability to expand and grow its business in accordance with current plans, to make acquisitions and form joint ventures and to meet its long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which its cash flow increases, its ability and willingness to accomplish acquisitions and joint ventures with capital stock and the availability to the Company of public and private debt and equity financing. The Company cannot be certain that additional financing, if required, will be available on terms favorable to it, if at all.

FOREIGN CURRENCY TRANSLATION

      The assets and liabilities of the Company's Canadian and European subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For the Company's Indian subsidiary, the functional currency is the U.S. dollar since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars; and there is a high volume of intercompany transactions denominated in U.S. dollars between the Indian subsidiary and the Company's U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. A portion of the Company's costs in India are denominated in local currency and subject to exchange fluctuations, which has not had any material effect on the Company's results of operations.

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

RISKS ASSOCIATED WITH THE YEAR 2000

      Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than 2000. This in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company did not experience any significant computer or systems problems relating to the Year 2000 Problem. Upon review of the Company's internal and external systems during 1999, the Company determined that it did not have any material exposure to such computer problems and that the software and systems required to operate its business and provide its services were Year 2000 compliant. As a result, the Company did not incur, and does not expect to incur, any material expenditures relating to Year 2000 systems issues.

RECENT ACCOUNTING PRONOUNCEMENTS

      During 1999 , various new  accounting  pronouncements  were issued which
may  impact  the  Company's  financial   statements.   (See  Note  2.  to  the
Consolidated Financial Statements.)

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed and financial statement schedule herewith is found at "Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.    EXECUTIVE COMPENSATION

      The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  (1)    Consolidated Financial Statements.

            Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a)  (2)    Consolidated Financial Statement Schedule.

            Reference is made to the Index to Financial Statement Schedule on Page F-1.

(a)   (3)   Exhibits.

            Reference is made to the Index to Exhibits on Page 34.

(b)         Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended December 31, 1999.


      Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of March, 2000.


                                          COGNIZANT TECHNOLOGY SOLUTIONS
                                          CORPORATION



                                          By:/s/Wijeyaraj Mahadeva
                                             -----------------------------------
                                             Wijeyaraj Mahadeva, Chairman of the
                                               Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                        DATE
         ---------                       -----                        ----

/s/Wijeyaraj Mahadeva          Chairman of the Board and         March 7, 2000
------------------------
  Wijeyaraj Mahadeva           Chief Executive Officer
                               (Principal Executive
                               Officer)


/s/Gordon Coburn               Chief Financial Officer,          March 7, 2000
------------------------
  Gordon Coburn                Treasurer and Secretary
                               (Principal Financial and
                               Accounting Officer)


/s/Anthony Bellomo             Director                          March 7, 2000
------------------------
  Anthony Bellomo

/s/Robert W. Howe              Director                          March 7, 2000
------------------------
  Robert W. Howe

                               Director                          March 7, 2000
------------------------
  Victoria Fash

/s/John Klein                  Director                          March 7, 2000
------------------------
  John Klein

/s/Venetia Kontogouris         Director                          March 7, 2000
------------------------
  Venetia Kontogouris

                                  EXHIBIT INDEX


  Exhibit
    No.         Description of
                Exhibit
------------    --------------------

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

   10.5 Form of Master Services Agreement between the Company and each of I.M.S. International, Inc., IMS America, Ltd. and Nielsen Media Research, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.6         License Agreement between the Company and Cognizant Corporation.
                (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.7 Intercompany Agreement between the Company and Cognizant Corporation. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.8 Intercompany Services Agreement between the Company and Cognizant Corporation. (Incorporated by reference to Exhibit
                10.8 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

   10.9* Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company's Registration
                Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

    10.10 Sublease dated August 28, 1998 by and between Trans Tec Services, Inc., as Sublessor, and the Company, as Sublessee (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year ended December 31, 1998.)

    10.11*      1999 Incentive Compensation Plan.  (Incorporated by reference to
                Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1999.)

    10.12*      Employee  Stock  Purchase  Plan.  (Incorporated  by reference to
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,1999.)

    21 List of subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

    23**        Consent of PricewaterhouseCoopers LLP.

    27**        Financial Data Schedule.


---------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**    Filed herewith.  All other exhibits previously filed.

                  COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENTS SCHEDULE

                                                                          Page
                                                                          ----
Consolidated Financial Statements:

   Report of Independent Accountants.......................................F-2

   Consolidated Statements of Financial Position as of
     December 31, 1998 and 1999............................................F-3

   Consolidated Statements of Operations for the
     years ended December 31, 1997, 1998 and 1999..........................F-4

   Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1997, 1998 and 1999..........................F-5

   Consolidated Statements of Cash Flows for the
     years ended December 31, 1997, 1998 and 1999..........................F-6

   Notes to Consolidated Financial Statements..............................F-7

Unaudited Quarterly Financial Data........................................F-25

Financial Statement Schedule:
  Schedule of Valuation and Qualifying Accounts...........................F-26

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Cognizant Technology Solutions Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers  LLP
New York, New York
February 7, 2000
(Except for Note 14 as to which the date is February 11, 2000)

                      COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (in thousands, except par values)

                                                                   AT DECEMBER 31,
                                                                   ---------------
                                                                  1998        1999
                                                                --------     -------
         ASSETS
Current assets:
Cash and cash equivalents ...................................   $ 28,418    $ 42,641
Trade accounts receivable, net of allowances of $274
  and $225, respectively ....................................      9,230       8,166
Trade accounts receivable - related party ...................      1,877       1,848
Unbilled accounts receivable ................................      1,088       1,144
Other current assets ........................................      1,754       2,912
                                                                --------    --------
  Total current assets ......................................     42,367      56,711
                                                                --------    --------

Property and equipment, net of accumulated depreciation
  of $4,121 and $6,817, respectively ........................      6,270       9,474
Goodwill, net ...............................................      1,830       1,513
Other assets ................................................      1,212       1,328
                                                                --------    --------
  Total assets ..............................................   $ 51,679    $ 69,026
                                                                ========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ............................................   $  1,744    $  1,435
Accrued and other liabilities ...............................     11,207      11,769
                                                                --------    --------
  Total current liabilities .................................     12,951      13,204

Deferred income taxes .......................................      6,103      10,361
Due to related party ........................................          9          --
                                                                --------    --------
  Total liabilities .........................................     19,063      23,565
                                                                --------    --------

Commitments and contingencies (See Note 11. and 12.
to the  Consolidated Financial Statements)

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares
  authorized, none issued ...................................         --          --
Class A common stock, $.01 par value, 100,000 shares
  authorized, 3,505 and 3,601 shares issued and outstanding
  at December 31, 1998 and 1999, respectively(1) ............         35          36
Class B common stock, $.01 par value, 15,000 shares
  authorized, 5,645 shares issued and outstanding at
  December 31, 1998 and 1999, respectively(1) ...............         57          57
Additional paid-in capital ..................................     24,566      26,174
Retained earnings ...........................................      7,969      19,203
Cumulative translation adjustment ...........................        (11)         (9)
                                                                --------    --------
  Total stockholders' equity ................................     32,616      45,461
                                                                --------    --------
  Total liabilities and stockholders' equity ................   $ 51,679    $ 69,026
                                                                ========    ========

(1)   See Note 14. to the Consolidated Financial Statements

The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                   1997        1998        1999
                                                 --------    --------    --------
Revenues .....................................   $ 13,898    $ 45,031    $ 74,084
Revenues-related party .......................     10,846      13,575      14,820
                                                 --------    --------    --------
  Total revenues .............................     24,744      58,606      88,904
Cost of revenues .............................     14,359      31,919      46,161
                                                 --------    --------    --------
Gross profit .................................     10,385      26,687      42,743
Selling, general and administrative expense ..      6,898      15,547      23,061
Depreciation and amortization expense ........      1,358       2,222       3,037
                                                 --------    --------    --------

Income from operations .......................      2,129       8,918      16,645
Other income:
Interest income ..............................         25         638       1,263
Other income, net ............................       --            83          37
                                                 --------    --------    --------
  Total other income .........................         25         721       1,300
                                                 --------    --------    --------

Income before provision for income taxes .....      2,154       9,639      17,945
Provision for income taxes ...................       (581)     (3,606)     (6,711)
Minority interest ............................       (545)       --          --
                                                 ========    ========    ========
Net income ...................................   $  1,028    $  6,033    $ 11,234
                                                 ========    ========    ========

Net income per share, basic ..................   $   0.16    $   0.76    $   1.22
                                                 ========    ========    ========

Net income per share, diluted ................   $   0.16    $   0.73    $   1.16
                                                 ========    ========    ========

Unaudited Pro forma Net income per share
  post split, basic(1) .......................   $   0.08    $   0.38    $   0.61
                                                 ========    ========    ========

Unaudited Pro forma Net income per share
  post split, diluted(1) .....................   $   0.08    $   0.37    $   0.58
                                                 ========    ========    ========

Weighted average number of common shares
  outstanding - Basic ........................      6,547       7,943       9,171
                                                 --------    --------    --------

Dilutive Effect of Shares Issuable as of
  Period-End Under Stock Option Plans ........         58         326         537
                                                 --------    --------    --------

Weighted average number of common shares
  - Diluted ..................................      6,605       8,269       9,708
                                                 --------    --------    --------

Comprehensive Income:
  Net income .................................   $  1,028    $  6,033    $ 11,234
  Foreign currency translation adjustment ....         (2)         (9)          2
                                                 --------    --------    --------
                                                                         ========
Total comprehensive income ...................   $  1,026    $  6,024    $ 11,236
                                                 ========    ========    ========

(1)   See Note 14. to the Consolidated Financial Statements

The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                               ADDITIONAL                  CUMULATIVE
                                       CLASS A                CLASS B           PAID-IN      RETAINED     TRANSLATION
                                   COMMON STOCK (1)       COMMON STOCK (1)      CAPITAL      EARNINGS      ADJUSTMENT       TOTAL
                                   ----------------       ----------------      -------      --------      ----------       -----
                                 SHARES      AMOUNT    SHARES     AMOUNT
                                 ------      ------    ------     ------
Balance, December 31, 1996...      417     $     4      6,083    $    61      $    1,833    $      908    $      --      $   2,806
Net transfers (to) from
  related party..............       --          --       --          --            (413)            --           --           (413)
Translation adjustment.......       --          --       --          --               --            --           (2)            (2)
Net income...................       --          --       --          --               --         1,028           --            642
                              -----------  ---------- ---------- ------------ -----------------------------------------------------

Balance, December 31, 1997....     417          4       6,083        61            1,420         1,936           (2)         3,419
Net transfers (to) from
Related party ...............       --          --       --          --               62            --           --             62
Translation adjustment ......       --          --       --          --               --            --           (9)            (9)
Net Proceeds from IPO/
Issued Shares................    2,613          27       --          --           22,818            --           --         22,845
Exercise of Overallotment
  Stock......................      438          4       (438)        (4)              --            --           --             --
Exercise of Stock Options....       37          --       --          --              144            --           --            144
Compensatory Grant...........       --          --       --          --              248            --           --            248
   Less Unearned portion.....       --          --       --          --            (126)            --           --           (126)
Net income ..................       --          --       --          --               --         6,033           --          6,033
                              -----------  ---------- ---------- ------------ -----------------------------------------------------

Balance, December 31, 1998...    3,505      $   35      5,645    $     57     $   24,566    $    7,969    $     (11)     $  32,616
                              ===========  ========== ========== ============ =====================================================

Translation adjustment ......       --          --       --          --               --            --            2              2
Exercise of Stock Options....       96          1        --          --              550            --           --            551
Tax Benefit related to Option
  Exercises..................       --          --       --          --              886            --           --            886
Compensatory Grant...........       --          --       --          --              340            --           --            340
   Less Prior year charge           --          --       --          --            (122)            --           --           (122)
   Less Unearned portion.....       --          --       --          --             (46)            --           --            (46)
Net income ..................       --          --       --          --               --        11,234           --         11,234
                              -----------  ---------- ---------- ------------ -----------------------------------------------------

Balance, December 31, 1999...    3,601      $   36      5,645    $     57     $   26,174    $   19,203    $      (9)     $  45,461
                              ===========  ========== ========== ============ =====================================================


(1)   See Note 14. to the Consolidated Financial Statements

                       The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Year Ended December 31,

                                                                     1997        1998       1999
                                                                   --------    --------  --------
Cash flows from operating activities:
Net income ...................................................     $  1,028    $  6,033  $ 11,234
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization .............................        1,358       2,222     3,037
   Provision/(reduction) for doubtful accounts ...............          239          45       (31)
   Deferred income taxes .....................................        1,170       3,510     4,258
   Minority interest .........................................          545          --        --

Changes in assets and liabilities:
Accounts receivable ..........................................       (4,933)     (3,959)    1,068
Other current assets .........................................         (591)     (1,854)   (1,143)
Other assets .................................................         (390)       (410)     (116)
Accounts payable .............................................          842         201      (309)
Accrued and other liabilities ................................        2,386       7,548       562
                                                                   --------    --------  --------
Other adjustments for non-cash items .........................            2          22        --
                                                                   --------    --------  --------
Net cash provided by operating activities ....................        1,656      13,358    18,560

Cash flows used in investing activities:
Purchase of property and equipment ...........................       (3,025)     (3,743)   (5,924)
Payment for acquisition of minority interest in subsidiary ...       (3,418)         --        --
                                                                   --------    --------  --------
Net cash (used in) investing activities ......................       (6,443)     (3,743)   (5,924)
Cash flows from financing activities:
Proceeds from Initial Public Offering ........................           --      23,250        --
Costs associated with Initial Public Offering ................           --        (843)       --
Proceeds from option exercises/compensatory
   grant/contributed capital .................................           25         327       723
Tax benefit related to option exercises ......................           --          --       886
Payments to / proceeds from related party ....................        5,669      (6,637)      (24)
                                                                   --------    --------  --------

Net cash provided by financing activities ....................        5,694      16,097     1,585

Effect of Currency Translation ...............................           (2)         (9)        2

Increase in cash and cash equivalents ........................          905      25,703    14,223
Cash and cash equivalents, at beginning of year ..............        1,810       2,715    28,418
                                                                   --------    --------  --------

Cash and cash equivalents, at end of year ....................     $  2,715    $ 28,418  $ 42,641
                                                                   ========    ========  ========

Supplemental information:
Cash paid for income taxes during the year...................      $    158    $     53  $  2,546
                                                                   ========    ========  ========

 The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


1.  BASIS OF PRESENTATION

      The Company is principally engaged in providing high-quality, cost-effective, full life cycle solutions to complex software development and maintenance requirements that companies face as they transition to e-business. The Company has operations and subsidiaries in India, the United Kingdom, Germany, Canada and the United States. These services are delivered through the use of a seamless on-site and offshore consulting project team. These solutions include application development and integration services, application management, re-engineering and mass change implementation.

      The Company is a Delaware corporation originally organized in 1988. The Company began its software development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, Erisco, Inc. ("Erisco"), IMS International Inc. ("IMS International"), Nielsen Media Research, Inc., Pilot Software Inc. and Sales Technologies, Inc. and certain other entities, plus a majority interest in Gartner Group, Inc. were spun-off from The Dun & Bradstreet Corporation to form Cognizant Corporation ("Cognizant"). In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the Indian subsidiary wholly owned by the Company. In June 1998, the Company completed its IPO. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant to form IMS Health Incorporated ("IMS Health"), the "accounting successor" to Cognizant, the Company's majority owner and controlling parent company.

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

GOODWILL. Goodwill represents the excess of the purchase price of the former minority interest in the Company's Indian subsidiary over the fair values of amounts assigned to the incremental net assets acquired. Amortization expense is recorded using the straight-line method over a period of seven years. Amortization expense was $317 for each of the years ended December 31, 1999 and 1998. Accumulated amortization was $711 and $393 at December 31, 1999 and 1998, respectively. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset.

REVENUE RECOGNITION. The Company's services are entered into on either a time-and-materials or fixed-price basis. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts are recognized as the service is performed using the percentage-of-completion method of accounting, under which the sales value of performance, including estimated earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Fixed price contracts are cancellable subject to a specified notice period. All services provided by the Company through the date of cancellation are due and payable under the contract terms. The Company issues invoices related to fixed price contracts based upon achievement of milestones during a project. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. A reserve for warranty provisions under such contracts, which generally exist for ninety days past contract completion, is estimated and accrued during the contract period.

UNBILLED ACCOUNTS RECEIVABLE. Unbilled accounts receivable represent revenues on contracts to be billed, in subsequent periods, as per the terms of the contracts.

FOREIGN CURRENCY TRANSLATION. The assets and liabilities of the Company's Canadian and European subsidiaries are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For the Company's Indian subsidiary ("CTS India"), the functional currency is the U.S. dollar, since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between CTS India and its U.S. affiliates. Non-monetary assets and liabilities are translated at

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. The resulting gain (loss) is included in other income. Risks and Uncertainties. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The most significant estimates relate to the allowance for doubtful accounts, reserve for warranties, depreciation of fixed assets and long-lived assets and the recognition of revenue and profits based on the percentage of completion method of accounting for fixed bid contracts. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying financial statements.

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

NET INCOME PER SHARE. In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which replaces the presentation of primary net income (loss) per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS includes all dilutive potential common stock in the weighted average shares outstanding. (See Note 14. to the Consolidated Financial Statements)

CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions.

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

      CTS India is an export oriented company that is entitled to claim a tax holiday for a period of nine years from April 1995 through March 2004 in respect to its export profits. Under the Indian Income Tax Act of 1961, substantially all of the earnings of the Company's Indian subsidiary are currently exempt from Indian Income Tax as profits are attributable to export operations. However, since management currently intends to repatriate all accumulated earnings from India to the United States, the Company has provided deferred U.S. income taxes on all undistributed earnings.

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

RECLASSIFICATIONS. Certain prior-year amounts have been reclassified to conform with the 1998 presentation.

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

4.  SUPPLEMENTAL FINANCIAL DATA

PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                ESTIMATED
                               USEFUL LIFE        DECEMBER 31
                                                  -----------
                                 (YEARS)       1999         1998
                                 -------       ----         ----
Computer equipment and
  purchased software..........      3          $ 8,397      $ 5,542
Furniture and equipment.......    5 - 9          4,760        3,044
Leasehold improvements........   Various         3,134        1,805
                                            -----------  -----------
  Sub-total                                    $16,291      $10,391
Accumulated depreciation and
  amortization................                  (6,817)      (4,121)
                                            -----------  -----------
Property and Equipment - Net..                 $ 9,474      $ 6,270
                                            ===========  ===========

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


ACCRUED EXPENSES AND OTHER LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

                                                       DECEMBER 31,
                                                       ------------
                                                     1999         1998
                                                     ----         ----

     Accrued bonuses and commissions............     $5,143      $6,600
     Accrued vacation...........................      1,217         800
     Accrued travel and entertainment...........        948         707
     Deferred revenue...........................        677         604
     Other......................................      3,784       2,496
                                                    -------     -------
                                                    $11,769     $11,207
                                                    =======     =======


5.  ACQUISITION OF MINORITY INTEREST

    On July 3, 1997, the Company signed a memorandum of understanding to purchase the 24.0% minority interest in CTS India from a third party. On October 31, 1997, the Company paid $3,468 to the minority shareholder increasing the Company's ownership in CTS India from 76.0% to 100.0%. The Company accounted for the acquisition of the minority interest using the purchase method. The incremental assets acquired have been recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of the incremental net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a seven year period. The following is a summary of the purchase price allocation for the acquisition of the minority interest:

   Fair value of assets..............................................  $1,727
   Deferred taxes....................................................    (482)
   Goodwill..........................................................   2,223
                                                                       ------
   Total purchase price..............................................  $3,468
                                                                       ======

      The results of operations of CTS India have been included in the Company's operations since the acquisition date. Had the acquisition of the minority interest taken place on January 1, 1997, the results of operations would not have reflected minority interest expense in each year and would have reflected amortization of the related goodwill of $317 for 1997.

6.  EMPLOYEE BENEFITS

      Beginning in 1997, certain U.S. employees of the Company were eligible to participate in Cognizant's and now IMS Health's 401(k) plan. The Company matches up to 50.0% of the eligible employee's contribution. The amount charged to expense for the matching contribution was $49 and $55 for the year ended December 31, 1999 and 1998, respectively.

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

      CTS India maintains an employee benefit plan that covers substantially all India-based employees. The employees' provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to twelve percent of their base compensation, which is matched by an equal contribution by CTS India. Contribution expense recognized was $338, $186 and $128 for the years ended December 31, 1999, 1998 and 1997 respectively.

      CTS India also maintains a statutory gratuity plan that is a statutory postemployment benefit plan providing defined lump sum benefits. CTS India makes annual contributions to an employees' gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. The Company estimates its obligation based upon employee salary and projected turnover rates. Expense recognized by the Company was $358, $135 and $94 for the years ended December 31, 1999, 1998 and 1997, respectively.

7.  Income Taxes

      Income (loss) before provision for income taxes consisted of the following for years ended December 31:

                                             1999        1998         1997
                                           -------     -------      -------

U.S.....................................   $ 7,553     $(2,862)     $(1,812)
Non-U.S.................................    10,392      12,501        3,966
Total...................................   $17,945     $ 9,639      $ 2,154
                                           =======     =======      =======

      The provision (benefit) for income taxes consists of the following for the years ended December 31,

                                             1999        1998         1997
                                           -------     -------      -------
U.S. Federal and state:
   Current..............................   $ 3,079     $    75     $  (607)
   Deferred.............................     3,354       3,516       1,178
                                           -------     -------     -------
Total U.S. Federal and state............   $ 6,433     $ 3,591     $   571
                                           -------     -------     -------
Non-U.S.:
   Current..............................   $   315     $    20     $    18
   Deferred.............................       (37)         (5)         (8)
                                           -------     -------     -------
   Total non-U.S........................       278          15          10
                                           -------     -------     -------
   Total................................  $  6,711     $ 3,606     $   581
                                          ========     =======     =======

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


      The following table sets forth the significant differences between the U.S. federal statutory taxes and the Company's provision for income taxes for consolidated financial statement purposes:

                                                       1999       1998        1997
                                                     -------    -------     --------

Tax expense at statutory rate....................    $ 6,101    $ 3,277     $   732
State and Local Income Taxes.....................        398       (110)         --
Goodwill.........................................        109        108          26
Effect of minority interest on foreign earnings..         --         --        (185)
Other............................................        103        331           8
                                                     -------    -------     -------
Total Income Taxes...............................    $ 6,711    $ 3,606     $   581
                                                     =======    =======     =======

     The Company's deferred tax assets (liabilities) are comprised of the following at December 31:

                                                           1999       1998
                                                           ----       ----

 Deferred tax assets:
   Net Operating Losses................................ $     37    $   940

 Net deferred tax assets............................... $     37    $   940

 Deferred tax liabilities:
   Undistributed Indian income.........................  (10,398)    (7,043)

 Total deferred tax liabilities........................  (10,398)    (7,043)
                                                        ---------   --------
 Net deferred tax liability............................ $(10,361)   $(6,103)
                                                        =========   ========

At December 31, 1999, the Company had $37 of tax credit carry forwards related to Germany net operating losses, which do not expire.

      CTS India is an export oriented company that is entitled to claim a tax holiday for a period of nine years from April 1995 through March 2004 in respect to its export profits. Under the Indian Income Tax Act of 1961, substantially all of the earnings of the Company's Indian subsidiary are currently exempt from Indian Income Tax as profits are attributable to export operations. However, since management intends to repatriate all earnings from India to the United States, the Company has provided deferred U.S. income taxes on all undistributed earnings. The Company has determined that the income taxes recorded by the Company would not be materially different in the absence of the current tax exemption and, therefore, the tax exemption had no material effect on earnings per share.

8. CAPITAL STOCK

 A. COMMON STOCK. On June 12, 1998, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of Class A common stock, par value $.01 per share, 15,000,000 shares of Class B common stock, par value $.01 per share, and 15,000,000 shares of

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


preferred stock, par value $.10 per share, and effected a 0.65 for one reverse stock split. All applicable shares and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this recapitalization. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Holders of Class B common stock are entitled to convert their shares into Class A common stock at any time on a share for share basis. Shares of Class B Common Stock transferred to stockholders of IMS Health in a transaction intended to be on a tax-free basis (a "Tax-Free Spin-Off") under the Code shall not convert to shares of Class A Common Stock upon the occurrence of such Tax-Free Spin-Off. No preferred stock has been issued. (See Note 14. to the Consolidated Financial Statements)

      Subsequent to the IPO, the underwriters exercised their right to purchase an additional 437,550 shares of Class A Common Stock. As a result, IMS Health, the majority owner and controlling parent of the Company, converted 437,550 shares of Class B Common stock into Class A Common Stock and subsequently sold such shares.

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

9.  EMPLOYEE STOCK OPTIONS PLANS

       In July 1997, CTS adopted a Key Employees Stock Option Plan, which provides for the grant of up to 698,750 stock options to eligible employees. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. As a result of the IPO all options have a life of ten years, vest proportionally over four years and have an exercise price equal to the fair market value of the common stock on the grant date.

      In December 1997, CTS adopted a Non-Employee Directors' Stock Option Plan, which provides for the grant of up to 71,500 stock options to eligible directors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. As a result of the IPO all options have a life of ten years, vest proportionally over two years and have an exercise price equal to the fair market value of the common stock on the grant date.

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


      In May 1999, CTS adopted the 1999 Incentive Compensation Plan, which provides for the grant of up to 1,000,000 stock options to eligible employees, nonemployee Directors and independent contractors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. All options have a life of ten years, vest proportionally over four years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the grant date.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


      A summary of the Company's stock option activity, and related information is as follows:

                                                                   December 31,
                                            ------------------------------------------------------------
                                                   1999                1998                1997
                                            ------------------------------------------------------------
                                                      Weighted               Weighted              Weighted
                                                       Average                Average              Average
                                                      Exercise               Exercise              Exercise
                                             Shares    Price       Shares      Price      Shares     Price
                                             ------    -----       ------      -----      ------     -----
Outstanding at beginning of year.........    685,026   $  5.85    539,825     $  4.04         --    $    --
  Granted, Employee Option Plan..........     61,200     27.45    185,950        9.74    520,325       3.85
  Granted, Directors Option Plan.........     20,000     22.31     36,500       10.00     19,500       9.08
  Granted, 1999 Incentive Comp. Plan.....    638,500     25.16         --          --         --         --
  Exercised..............................    (95,747)     5.76    (37,111)       3.85         --         --
  Canceled...............................    (33,075)     9.02    (40,138)       5.57         --         --
                                          ----------   -------    -------     -------    -------    -------
Outstanding - end of year................  1,275,904   $ 16.73    685,026     $  5.85    539,825    $  4.04
                                          ----------   -------    -------     -------    -------    -------
Exercisable - end of year................    220,951   $  6.80    112,065     $  4.69         --         --

      The following summarizes information about the Company's stock options outstanding and exercisable by price range at December 31, 1999 and 1998, respectively:

                                           1999
-------------------------------------------------------------------------------------------------------
               Options Outstanding                                   Options Exercisable
-------------------------------------------------------------------------------------------------------

   Range of                        Weighted Average          Weighted
   Exercise       Number               Remaining              Average                  Weighted Average
    Prices      Outstanding   Contractual Life in Years   Exercise Price   Options     Exercise Price
    ------      -----------   -------------------------   --------------   -------     --------------

 $3.85-$3.85       374,063               7.6 years             $3.85       143,313          $ 3.85
 $6.92-$10.00      162,391               8.4 years             $9.00        54,888          $ 8.41
$10.88-$16.13      19,500                8.7 years            $12.76         2,250          $13.21
$21.50-$30.72      711,950               9.4 years            $24.94        20,500          $22.35
$50.88-$61.88        8,000               9.9 years            $55.38            --              --
 $3.85-$61.88    1,275,904               8.7 years            $16.73       220,951          $ 6.80

-------------------------------------------------------------------------------------------------------

     Compensation cost recognized by the Company under APB 25 was $172 and $122 for 1999 and 1998, respectively. No compensation cost was recognized by the Company under APB 25 for 1997.

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

                                                       DECEMBER 31,
                                                       ------------
                                                 1999        1998       1997
                                                 ----        ----       ----
 Net income
   As reported...............................  $11,234      $6,033     $1,028
   Pro forma.................................  $10,047      $5,747       $778
 As reported
   Net income per share, basic...............    $1.22       $0.76      $0.16
   Net income per share, diluted.............    $1.16       $0.73      $0.16
 Pro forma
   Net income per share, basic...............    $1.10       $0.72      $0.12
   Net income per share, diluted.............    $1.04       $0.69      $0.12

      The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

      For purposes of pro forma disclosures only, the fair value for all Company options was estimated at the date of grant using the Black-Scholes option model with the following weighted average assumptions in 1999; risk-free interest rate of 5.6 %, expected dividend yield of 0.0%, expected volatility of 75.0% and expected life of 3.9 years. 1998 assumptions; risk-free interest rate of 5.4 %, expected dividend yield of 0.0%, expected volatility of 48.0% and expected life of 3.6 years. 1997 assumptions: risk-free interest rate of 6.3%, expected dividend yield of 0.0%, expected volatility of 40.0% and expected life of 8.7 years. The weighted-average fair value of the Company's options granted during 1999 was $14.89. The weighted-average fair value of the Company's options granted during 1998 was $4.68. The weighted-average fair value of the Company's options granted during 1997 was $2.38. The assumptions used in 1999 for IMS Health stock options were: risk-free interest rate of 4.8%, expected dividend yield of 0.3%, expected volatility of 35.0% and expected life of 3.0 years. The assumptions used in 1998 for IMS Health stock options were: risk-free interest rate of 5.5%, expected dividend yield of 0.3%, expected volatility of 25.0% and expected life of 3.0 years. The assumptions used in 1997 for Cognizant stock options were: risk-free interest rate of 5.9%, expected dividend yield of 0.3%, expected volatility of 25.0% and expected life of 4.5 years. The weighted average fair value of IMS Health stock options granted to certain executive officers in 1998 was $7.14. The weighted average fair value of Cognizant stock options granted to certain executive officers in 1997 was $9.76.

10.  OTHER TRANSACTIONS WITH AFFILIATES

BACKGROUND. The Company began its software development and maintenance services business in early 1994 as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. These operating units principally included A.C.Nielsen, Dun

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


& Bradstreet Information Services, Dun & Bradstreet Software, Erisco, Inc. ("Erisco"), IMS International, Inc. ("IMS International"), NCH Promotional Services, Inc. ("NCH Promotional Services"), Nielsen Media Research, Inc. ("Nielsen Media Research"), The Reuben H. Donnelley Corporation ("RHDonnelley"), Pilot Software, Inc. ("Pilot Software") and Sales Technologies, Inc. ("Sales Technologies"), and a majority interest in Gartner Group, Inc. ("Gartner Group"). In November 1996, the Company, Erisco, IMS International, Nielsen Media Research, Pilot Software, Sales Technologies and certain other entities, plus a majority interest in Gartner Group, were spun-off from The Dun & Bradstreet Corporation to form Cognizant, the then majority owner and controlling parent of the Company. At that time, ACNielsen was separately spun-off from The Dun & Bradstreet Corporation and Dun & Bradstreet Software was sold to GEAC Software. In 1997, Cognizant sold Pilot Software to a third party.

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

      In July 1998, IMS Health sold 437,550 shares of Class B Common Stock pursuant to an over allotment option granted to the underwriters of the IPO. As of December 31, 1999, IMS Health owned a majority and controlling interest in the outstanding Common Stock of the Company and held approximately 94% of the combined voting power of the Company's Common Stock. (See also Note 3. to the Consolidated Financial Statements.)

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

REVENUES. In 1997, the Company recognized related party revenues totaling $10,846 including revenues from Erisco, IMS International, Nielsen Media Research, Strategic Technologies, Pilot Software and Gartner Group for the full year. In 1998, the Company recognized related party revenues totaling $13,575 including revenues from IMS Health, Nielsen Media Research (through

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


June 30, 1998), Strategic Technologies and Gartner Group. In 1999, the Company recognized related party revenues totaling $14,820 including revenues from IMS Health and Strategic Technologies.

SERVICES. The Company, IMS Health and Nielsen Media Research have entered into Master Services Agreements pursuant to which the Company provides IT services to such subsidiaries. IMS Health, Cognizant and The Dun & Bradstreet Corporation provided the Company with certain administrative services, including financial planning and administration, legal, tax planning and compliance, treasury and communications, and permitted the Company to participate in Cognizant's insurance and employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under the CTS IMS Health intercompany services agreement. Management believes that these allocations are reasonable. Total costs charged to the Company by IMS Health in connection with these services were $350, $1,666, and $835 for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in such costs during 1999 was a result of the majority of the Company's employees no longer participating in IMS Health's employee benefits plan effective January 1, 1999.

      The Company financed the acquisition of the minority interest and its operations through intercompany balances with Cognizant, which were repaid with proceeds from the IPO. No interest was charged on these transactions.

Such transactions in 1999, 1998 and 1997 are as follows:

                                          1999       1998        1997
                                          ----       ----        ----


Loans and advances (repayments), net...   $(24)    $(6,637)     $2,251
Purchase of minority interest..........     --          --       3,418
                                         ------    -------      ------
Proceeds (to) from related party.......   $(24)    $(6,637)     $5,669
                                         ======    =======      ======

LEASES. Beginning January 1, 1997 and ended December 31, 1998, the Company leased office space from a subsidiary of IMS Health. The Company made annual lease payments to the subsidiary of $107 and $99 in 1998 and 1997, respectively.

PENSION PLANS. Certain U.S. employees of the Company participate in IMS Health's defined benefit pension plans. The plans are cash balance pension plans under which six percent of creditable compensation plus interest is credited to the employee's retirement account on a monthly basis. The cash balance earns monthly investment credits based on the 30-year Treasury bond yield. At the time of retirement, the vested employee's account balance is actuarially converted into an annuity. The Company's cost for these plans is included in the allocation of expense from IMS Health for employee benefits plans.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


STOCK OPTIONS. In November 1996, in consideration for services to the Company, Cognizant Corporation granted an executive officer and director of the Company options to purchase an aggregate of 114,900 (on a pre-split basis) shares of the common stock of Cognizant Corporation at an exercise price of $33.38 per share. Such executive officer and director agreed to forfeit options to purchase 58,334 shares (on a pre-split basis) of Cognizant Corporation common stock upon the consummation of the Company's initial public offering. In July 1998, IMS Health granted an executive officer options to purchase an aggregate of 8,158 shares (on a pre-split basis) of the common stock of IMS Health at an exercise price of $30.17 per share. All remaining such options have since been converted into options to purchase the common stock of IMS Health as a result of the Reorganization that occurred on July 1, 1998, the two-for-one split of IMS Health stock that occurred on January 15, 1999 and the distribution of Gartner Group shares that occurred on July 26, 1999. At December 31, 1999, after adjusting for the Reorganization, the split of IMSH stock and the distribution of Gartner Group shares, such officer had 168,113 options outstanding at a weighted average exercise price of $16.36 per share. At December 31, 1999, 114,569 options were exercisable.

In November 1996, Cognizant Corporation granted an executive officer options to purchase an aggregate of 60,000 shares (on a pre-split basis) of the common stock of Cognizant Corporation at an exercise price of $33.38 per share. In addition, in November 1996, such executive officer was granted options to purchase an aggregate of 20,000 shares (on a pre-split basis) of the common stock of Cognizant Corporation at an exercise price of $33.38 per share, which was equal to the fair market value at the grant date, by paying ten percent of the option exercise price as an advance payment toward such exercise. The unvested portion of such advance payment is refundable under certain conditions. The remaining 90 percent is payable at exercise. In July 1998, IMS Health granted an executive officer options to purchase an aggregate of 9,106 shares (on a pre-split basis) of the common stock of IMS Health at an exercise price of $30.17 per share. All remaining such options have since been converted into options to purchase the common stock of IMS Health as a result of the Reorganization, the two-for-one split of IMS Health stock, and the distribution of Gartner Group shares discussed above. At December 31, 1999, after adjusting for the Reorganization, the split of IMSH stock and the distribution of Gartner Group shares, such officer had 124,285 options outstanding at a weighted average exercise price of $16.71 per share. At December 31, 1999, 32,925 options were exercisable.

11.  COMMITMENTS

     The Company leases office space under operating leases which expire at various dates through the year 2007. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1999 are as follows:

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)



  2000............................................................    $1,803
  2001............................................................     1,689
  2002............................................................     1,226
  2003............................................................     1,041
  2004............................................................       515
  Thereafter......................................................        85
                                                                      ------
  Total minimum lease payments....................................    $6,359
                                                                      ======

      Rental expense totaled $1,823, $1,260 and $509 for years ended December 31, 1999, 1998 and 1997, respectively.

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

13. SEGMENT INFORMATION

      The Company delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. These solutions include application development and integration services, application management, re-engineering and mass change implementation. The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


Information." Information about the Company's operations and total assets in North America, Europe and Asia for the three years ended December 31, 1999, 1998 and 1997 are as follows:

                                        1999       1998       1997
                                        ----       ----       ----
REVENUES (1)
North America.......................  $71,171    $47,883    $21,217
Europe..............................   17,352     10,481      3,177
Asia................................      381        242        350
                                      -------    -------    -------
Consolidated........................  $88,904    $58,606    $24,744
                                      =======    =======    =======

OPERATING INCOME (1)
North America.......................  $13,328     $6,724     $1,685
Europe..............................    3,245      2,098        400
Asia................................       72         96         44
                                      -------    -------    -------
Consolidated........................  $16,645     $8,918     $2,129
                                      =======    =======    =======

IDENTIFIABLE ASSETS
North America.......................  $43,671    $36,294     $9,930
Europe..............................    3,408      2,846         60
Asia................................   21,947     12,539      8,308
                                      -------    -------    -------
Consolidated........................  $69,026    $51,679    $18,298
                                      =======    =======    =======

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

      During 1997, 1998 and 1999, the Company's top five customers accounted for 77.5%, 60.5% and 57.3% of revenues, respectively. The Company's ten largest customers accounted for, in the aggregate, approximately 92.3%, 81.0% and 75.3% of the Company's revenues in 1997, 1998 and 1999, respectively. In 1999, sales to one related party customer accounted for 16.7% of revenues and one third party customer accounted for 17.4% of revenues. In 1998, sales to one related party customer accounted for 23.2% of revenues and two third party customers accounted for 12.5% and 11.3% of revenues, respectively. In 1997, sales to one related party customer accounted for 44.3% of revenues and one third party customer accounted for 13.9% of revenues. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


14.  SUBSEQUENT EVENT (UNAUDITED)

      On February 11, 2000, the Board of Directors declared a 2-for-1 stock split effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. Pro forma unaudited earnings per share reflective of the stock split have been presented in the Company's Consolidated Statement of Operations. The historical share and per share amounts have not been restated to reflect the 2-for-1 stock split. Such amounts will be restated upon the effective date of the stock dividend.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   --------------Three Months Ended------------
1999                               March 31  June 30  September 30  December 31  Full Year
-------------------------------------------------------------------------------------------
Operating Revenue                   $20,426  $21,498    $22,876      $24,104     $88,904
Gross Profit                         $9,715  $10,349    $11,003      $11,676     $42,743
Operating Income                     $4,070   $3,863     $4,176       $4,536     $16,645
Net Income                           $2,759   $2,555     $2,860       $3,061     $11,234
Earnings Per Share of Common Stock
   Basic                              $0.30    $0.28      $0.31        $0.33       $1.22
   Diluted                            $0.29    $0.27      $0.30        $0.31       $1.16
-------------------------------------------------------------------------------------------

                                   --------------Three Months Ended------------
1998                               March 31  June 30  September 30  December 31  Full Year
-------------------------------------------------------------------------------------------
Operating Revenue                   $10,238  $12,668    $16,200      $19,500     $58,606
Gross Profit                         $4,309   $5,342     $7,276       $9,760     $26,687
Operating Income                     $1,124   $1,582     $2,435       $3,777      $8,918
Net Income                             $712   $1,066     $1,700       $2,555      $6,033
Earnings Per Share of Common Stock
   Basic                              $0.11    $0.15      $0.19        $0.28       $0.76
   Diluted                            $0.10    $0.15      $0.18        $0.27       $0.73
-------------------------------------------------------------------------------------------

     This table has not been restated to reflect the Company's 2-for-1 stock split which will be effective March 16, 2000. (See Note 14 to the Consolidated Financial Statements)

                  Cognizant Technology Solutions Corporation
                      Valuation and Qualifying Accounts
                            (Dollars in Thousands)

Accounts Receivable Allowance:

          Balance at     Charged to
         Beginning of    Costs and      Charged to                Balance at End
 Year       Period        Expenses    Other Accounts  Deductions     of Period
 1999      $   274         $ (31)                      $  18        $  225
 1998      $   239         $  45                       $  10        $  274
 1997           --           239                          --           239