Form 10-Q
period 2000-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2000-05-11
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                           Commission File No. 0-24429

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

               Yes:  X                              No:
                   -----                               ----

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 1, 2000:

             Class                                    Number of Shares
             -----                                    ----------------

Class A Common Stock, par value
         $.01 per share                                   7,228,335

Class B Common Stock, par value
         $.01 per share                                  11,290,900

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements (Unaudited).......   1

             Condensed Consolidated Statements of Income (Unaudited)
             for the Three Months Ended March 31, 2000 and 1999............   2

             Condensed Consolidated Statements of Financial Position
             (Unaudited) as of March 31, 2000 and December 31, 1999........   3

             Condensed Consolidated Statements of Cash Flows (Unaudited
             for the Three Months Ended March 31, 2000 and 1999............   4

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)...................................................   5

     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition.................   9

PART II.  OTHER INFORMATION

     Item 5. Other Information.............................................  15

     Item 6. Exhibits and Reports on Form 8-K..............................  15

     SIGNATURES............................................................  16

                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements
                                   (unaudited)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                 2000              1999
                                                                 ----              ----

Revenues.................................................    $   23,564        $   17,135
Revenues - related party.................................         3,506             3,291
                                                             ----------        ----------
   Total revenues........................................        27,070            20,426

Cost of revenues.........................................        13,939            10,711
                                                             ----------        ----------
Gross profit.............................................        13,131             9,715

Selling, general and administrative
   expenses..............................................         7,037             5,014
Depreciation and amortization expense....................           971               631
                                                             ----------        ----------
Income from operations...................................         5,123             4,070

Other income:
   Interest income.......................................           505               276
   Other (expense) income - net..........................           (99)               62
                                                             ----------        ----------
        Total other income...............................           406               338
                                                             ----------        ----------

Income before provision for income taxes.................         5,529             4,408
Provision for income taxes...............................        (2,068)           (1,649)
                                                             ----------        ----------
Net income...............................................    $    3,461        $    2,759
                                                             ==========        ==========

Basic earnings per share.................................    $     0.19        $     0.15
                                                             ==========        ==========
Diluted earnings per share...............................    $     0.17        $     0.14
                                                             ==========        ==========

Weighted average number of common
   shares outstanding - Basic............................        18,500            18,302
                                                             ==========        ==========
Dilutive Effect of Shares Issuable as of Period-End
   Under Stock Option Plans..............................         1,687               916
                                                             ==========        ==========
Weighted average number of common
   shares outstanding - Diluted..........................        20,187            19,218
                                                             ==========        ==========


Comprehensive Income:
Net Income...............................................    $    3,461        $    2,759

Foreign Currency Translation Adjustments.................    $        4        $       62
                                                             ----------        ----------
Other Comprehensive Income/(Loss), net of Tax:...........    $        4        $       (5)
                                                             ==========        ==========

Comprehensive Income.....................................    $    3,465        $    2,754
                                                             ==========        ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)
                        (in thousands, except par values)

                                                                              MARCH 31,    DECEMBER 31,
                                                                                2000           1999
                                                                           -------------  -------------
                                 Assets
Current assets:
    Cash and cash equivalents...........................................    $    40,360    $   42,641
    Trade accounts receivable, net of allowance of $238 and $225,
      respectively......................................................         12,871         8,166
    Trade accounts receivable-related party.............................          1,719         1,848
    Unbilled accounts receivable........................................          1,236         1,071
    Unbilled accounts receivable - related party........................            618            73
    Other current assets................................................          3,740         2,912
                                                                            -----------    ----------
        Total current assets............................................         60,544        56,711
                                                                            -----------    ----------

Property and equipment, net of accumulated depreciation of $7,699 and
    $6,817, respectively................................................          9,376         9,474
Goodwill, net...........................................................          1,433         1,513
Other assets............................................................          1,456         1,328
                                                                            -----------    ----------
        Total assets....................................................    $    72,809    $   69,026
                                                                            ===========    ==========

                  Liabilities and Stockholders' Equity
Current liabilities:

    Accounts payable....................................................    $     1,771    $    1,435
    Accrued and other current liabilities...............................          9,731        11,769
                                                                            -----------    ----------
        Total current liabilities.......................................         11,502        13,204

Deferred income taxes...................................................         12,000        10,361
                                                                            -----------    ----------
        Total liabilities...............................................         23,502        23,565
                                                                            -----------    ----------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued..             --            --
Class A common stock, $.01 par value, 100,000 shares authorized, and
    7,227 and 7,202 shares issued and outstanding at March 31, 2000
    and December 31, 1999, respectively.................................             72            72
Class B common stock, $.01 par value, 15,000 shares authorized,
    11,291 shares issued and outstanding at March 31, 2000
    and December 31, 1999, respectively.................................            114           114
Additional paid-in-capital..............................................         26,462        26,081
Retained earnings.......................................................         22,664        19,203
Cumulative translation adjustment.......................................             (5)           (9)
                                                                            -----------    ----------
        Total stockholders' equity......................................         49,307        45,461
                                                                            -----------    ----------
        Total liabilities and stockholders' equity......................    $    72,809    $   69,026
                                                                            ===========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------------

                                                                                   2000          1999
                                                                                ---------     ---------
Cash flows from operating activities:
Net income..............................................................        $  3,461      $  2,759
Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization...................................             971           631
        Provision for doubtful accounts.................................              13           --
        Deferred income taxes...........................................           1,639         1,613
Changes in assets and liabilities:
        Trade accounts receivable.......................................          (4,589)       (3,703)
        Other current assets............................................          (1,538)         (961)
        Other assets....................................................            (128)         (221)
        Accounts payable................................................             336            (8)
        Accrued and other liabilities...................................          (2,046)       (2,277)
                                                                                --------      --------
Net cash used in operating activities...................................          (1,881)       (2,167)
                                                                                --------      --------
Cash flows from investing activities:
Purchase of property and equipment......................................            (793)       (1,219)
                                                                                --------      --------
Net cash used in investing activities...................................            (793)       (1,219)
                                                                                --------      --------
Cash flows from financing activities:
Proceeds from issued shares/contributed capital, net....................             351            96
Payments from (to) related party........................................               8           (21)
Tax Benefit Related to Option Exercises.................................              30            --
                                                                                --------      --------
Net cash provided by financing activities...............................             389            75
                                                                                --------      --------

Effect of currency translation..........................................               4            (5)
                                                                                --------      --------

Decrease in cash and cash equivalents ..................................          (2,281)       (3,316)
Cash and cash equivalents, beginning of year............................          42,641        28,418
                                                                                --------      --------
        Cash and cash equivalents, end of period........................        $ 40,360      $ 25,102
                                                                                ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes........................        $    227      $     23

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          (Dollar amounts in thousands)


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (the "Company") in accordance with generally accepted accounting principles and
Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 1999 Annual Report on Form 10-K. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior period amounts have been reclassified to conform with the 2000 presentation.

     On February 11, 2000, the Board of Directors declared a 2-for-1 stock split effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. The stock split has been reflected in the accompanying financial statements, and all applicable references as to the number of common shares and per share information have been restated. Shareholder equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the capital in excess of par value account to the common stock accounts.

NOTE 2 - COMPREHENSIVE INCOME:

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments. Accumulated balances of Cumulative Translation Adjustments, as of March 31, 2000 and 1999 are as follows:

                                                             Cumulative
                                                            Translation
                                                             Adjustment

     Balance December 31, 1999........................        $    (9)
     Period Change....................................              4
                                                              -------
     Balance March 31, 2000...........................        $    (5)
                                                              =======

     Balance December 31, 1998........................        $   (11)
     Period Change....................................             (5)
                                                              -------
     Balance March 31, 1999...........................        $   (16)
                                                              =======

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          (Dollar amounts in thousands)


NOTE 3 - RELATED PARTY TRANSACTIONS:

     As of March 31, 2000, IMS Health Incorporated ("IMS Health") owned approximately 61.0% of the outstanding Common Stock of the Company (representing all of the Company's Class B Common Stock) and held approximately 94.0% of the combined voting power of the Company's Common Stock.

     IMS Health currently provides the Company with certain administrative services including payroll and payables processing, e-mail, tax planning and compliance, and permits the Company to participate in IMS Health's insurance and employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $26 and $87 for the three-month periods ended March 31, 2000 and 1999, respectively.

NOTE 4 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition, "SAB 101," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that its revenue recognition policies and practices are in conformance with SAB 101.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          (Dollar amounts in thousands)


NOTE 5 - SEGMENT INFORMATION

     The Company delivers full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's primary service offerings include: application development and integration; application management; re-engineering; and mass change. Information about the Company's operations and total assets in North America, Europe and Asia for the three month period ended March 31, 2000 and 1999 are presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," as follows:

                                                     THREE MONTHS ENDED
                                                     ------------------
REVENUES (1)                                      2000               1999
                                                  ----               ----
North America.....................             $  22,575          $  16,145
Europe............................                 4,217              4,164
Asia..............................                   278                117
                                               ---------          ---------
Consolidated......................             $  27,070          $  20,426
                                               =========          =========

OPERATING INCOME (1)
North America.....................             $   4,272          $   3,217
Europe............................                   798                830
Asia..............................                    53                 23
                                               ---------          ---------
Consolidated......................             $   5,123          $   4,070
                                               =========          =========

                                                      AS OF MARCH 31,
                                                      ---------------
TOTAL ASSETS                                      2000               1999
                                                  ----               ----
North America.....................             $  46,111          $  36,008
Europe............................                 3,841              3,769
Asia..............................                22,857             14,072
                                               ---------          ---------
Consolidated......................             $  72,809          $  53,849
                                               =========          =========

----------

(1) Revenues and resulting operating income are attributed to regions based upon customer location.

     The Company operates globally and provides software development and maintenance services. North American operations consist primarily of software development and maintenance consulting services in the United States and Canada. European operations consist primarily of software development and maintenance services principally in the United Kingdom and Germany. Asian operations consist primarily of software development and maintenance consulting services principally in India.

     In the first quarter of 2000, sales to one related party customer accounted for 13.0% of revenues and one third-party customer accounted for 10.9 % of revenues. In the first quarter of 1999, sales to one related party customer accounted for 16.1% of revenues and two third-party customers accounted for 20.5% and 10.6% of revenues, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                          (Dollar amounts in thousands)


NOTE 6 - CONTINGENCIES

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

     On February 11, 2000, the Board of Directors declared a 2-for-1 stock split effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. The stock split has been reflected in the accompanying financial statements, and all applicable references as to the number of common shares and per share information have been restated. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options. Shareholder equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the capital in excess of par value account to the common stock accounts.

     In June 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant Corporation to form IMS Health. At March 31, 2000, IMS Health owned approximately 61.0% of the outstanding stock of the Company and held approximately 94.0% of the combined voting power of the Company's common stock.

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

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) the significant fluctuations of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) the number, timing, scope and contractual terms of software development and maintenance projects, (b) delays in the performance of projects, (c) the accuracy of estimates of costs, resources and time to complete projects, (d) seasonal patterns of the Company's services required by customers, (e) levels of market acceptance for the Company's services, and (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to increase the number of its personnel, particularly skilled technical, marketing and management personnel, and (b) to continue to develop and improve its operational, financial, communications and other internal systems, both in the United States and India;
(iv) the Company's limited operating history with unaffiliated customers; (v) the Company's reliance on key customers and large projects; (vi) the highly competitive nature of the markets for the Company's services; (vii) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (viii) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (ix) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (x) the Company's ability to protect its intellectual property rights; and (xi) general economic conditions. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:

                                                        Three Months Ended
                                                              March 31,
                                                 -------------------------------

                                                       2000              1999
                                                       ----              ----
Total revenues.................................        100.0%             100.0%
Cost of revenues...............................         51.5               52.4
                                                     -------           --------
   Gross profit................................         48.5               47.6
Selling, general and administrative expense....         26.0               24.5
Depreciation and amortization expense..........          3.6                3.1
                                                     -------           --------
   Income from operations......................         18.9               19.9
Other income (expense):
   Interest income.............................          1.9                1.4
   Other income (expense)......................         (0.4)               0.3
                                                     --------          --------
Total other income (expense)                             1.5                1.7
                                                     -------           --------
Income before provision for income taxes.......         20.4               21.6
Provision for income taxes.....................         (7.6)              (8.1)
                                                     -------           --------
Net income ....................................         12.8%              13.5%
                                                     =======           ========


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Revenue. Revenue increased by 32.5%, or $6.6 million, from $20.4 million during the three months ended March 31, 1999 to $27.1 million during the three months ended March 31, 2000. This increase resulted primarily from a $11.5 million (76.8%) increase in application development and integration, application management, reengineering and other services partially offset by an approximately $4.9 million (91.1%) decrease in Year 2000 Compliance Services. The percentage of revenue from unrelated third-parties increased to 87.0% during the three months ended March 31, 2000 from 82.9% in the prior quarter and 83.0% in the comparable quarter last year. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. In the first quarter of 2000, sales to one related party customer accounted for 13.0% of revenues and one third-party customer accounted for 10.9% of revenues. In the first quarter of 1999, sales to one related party customer accounted for 16.1% of revenues and two third-party customers accounted for 20.5% and 10.6% of revenues, respectively.

     Gross profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 30.1%, or $3.2 million, from $10.7 million during the three months ended March 31, 1999 to $13.9 million during the three months ended March 31, 2000. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 1,570 employees at March 31, 1999 to approximately 2,140 employees at March 31, 2000. The increased number of technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 35.2%, or approximately

$3.4 million, from approximately $9.7 million during the three months ended March 31, 1999 to approximately $13.1 million during the three months ended March 31, 2000. Gross profit margin increased from 47.6% of revenues during the three months ended March 31, 1999 to 48.5% of revenues during the three months ended March 31, 2000. The increase in such gross profit margin was primarily attributable to the increased third-party revenue and the shift toward newer, higher margin customers.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 41.9%, or $2.4 million, from $5.6 million during the three months ended March 31, 1999 to $8.0 million during the three months ended March 31, 2000, and increased as a percentage of revenue from 27.6% to 29.6%, respectively. The dollar increase in such expenses was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The increase in selling, general and administrative expenses as a percentage of revenue resulted from the Company's increased revenues.

     Income from Operations. Income from operations increased 25.9%, or $1.0 million, from $4.1 million during the three months ended March 31, 1999 to $5.1 million during the three months ended March 31, 2000, representing 19.9% and 18.9% of revenues, respectively. The decrease in operating margin was primarily due to sales and marketing investments in North America and Europe as well as infrastructure investments in India to support anticipated growth.

     Other Income. Other income consists primarily of interest income and foreign currency exchange gains. Interest income increased by approximately $229,000 from approximately $276,000 during the three months ended March 31, 1999 to approximately $505,000 during the three months ended March 31, 2000. The increase in such interest income was attributable primarily to generally higher operating cash balances. The Company recognized a net foreign currency exchange loss of approximately $99,000 during the three months ended March 31, 2000, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. The provision for income taxes increased from approximately $1.6 million in the three months ended March 31, 1999 to $2.1 million in the three months ended March 31, 2000, with an effective tax rate of 37.4% in 1999 and 2000.

     Net Income. Net income increased from approximately $2.8 million for the three months ended March 31, 1999 to $3.5 million for the three months ended March 31, 2000, representing 13.5% and 12.8% as a percentage of revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, through the date of the IPO, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company IMS Health. In June 1998, the Company consummated its initial public offering of 5,834,000 (2,917,000 pre-split) shares of its Class A Common Stock at a price to the public of $5.00 ($10.00 pre-split) per share, of which 5,000,000 (2,500,000 pre-split) shares were issued and sold by the Company and 834,000 (417,000 pre-split) shares were sold, at that time, by Cognizant Corporation. The net proceeds to the Company from the offering were approximately $22.4 million after $845,000 of direct expenses. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of non-trade related party balances to Cognizant Corporation. The Company has used and will continue to use the remainder of the net proceeds from the offering for (i) expansion of existing operations, including the Company's offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; and (iii) general corporate purposes including working capital.

     Net cash used by operating activities was approximately $1.9 million during the three months ended March 31, 2000 as compared to net cash used by operating activities of $2.2 million during the three months ended March 31, 1999. The decrease resulted primarily from increased net income partially offset by larger increases in accounts receivable and other current assets during the first quarter of 2000, as compared to the first quarter of 1999. Trade accounts receivable, net of allowance, decreased from $14.8 million at March 31, 1999 to $14.6 million at March 31, 2000. The Company controls cash levels and its accounts receivable by monitoring turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff.

     The Company's investing activities used net cash of $793,000 for the three months ended March 31, 2000 as compared to net cash used of $1.2 million for the same period in 1999. The decrease in 2000 compared to 1999 primarily reflects a lower level of capital expenditures during the quarter.

     The Company's financing activities provided net cash of approximately $389,000 for the three months ended March 31, 2000 as compared to net cash provided by financing activities of approximately $75,000 for the same period in 1999. The increase in 2000 compared to 1999 is primarily attributable to a higher level of stock option exercises during the quarter.

     As of March 31, 2000, the Company had no significant third-party debt.

     The Company had working capital of $49.0 million at March 31, 2000 and $43.5 million at December 31, 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition, "SAB 101," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that its revenue recognition policies and practices are in conformance with SAB 101.

PART II.     OTHER INFORMATION

ITEM 5.      OTHER INFORMATION.

     On February 11, 2000, the Company's Board of Directors declared a 2-for-1 stock split effected by a 100% dividend paid on March 16, 2000 to stockholders of record on March 2, 2000.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.

                27  Financial Data Schedule for the period ended March 31, 2000.

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

                                    Cognizant Technology Solutions Corporation


DATE:  May 11, 2000                 By: /s/ Wijeyaraj Mahadeva
                                       -----------------------------------------
                                    Wijeyaraj Mahadeva,
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)


DATE:  May 11, 2000                 By: /s/ Gordon Coburn
                                       -----------------------------------------
                                    Gordon Coburn,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)