Form 10-Q
period 2000-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2000-08-08
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                           Commission File No. 0-24429

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

                Yes:  X                        No:
                    -----                         -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 25, 2000:

             Class                                  Number of Shares
             -----                                  ----------------

  Class A Common Stock, par                             7,291,399
    value $.01 per share

  Class B Common Stock, par                            11,290,900
    value $.01 per share

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements (Unaudited).....    1

             Condensed Consolidated Statements of Income and
             Comprehensive Income (Unaudited) for the Three Months and
             Six Months Ended June 30, 2000 and 1999.....................    2

             Condensed Consolidated Statements of Financial Position
             (Unaudited) as of June 30, 2000 and December 31, 1999 ......    3

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Six Months Ended June 30, 2000 and 1999.............    4

             Notes to Condensed Consolidated Financial Statements
             (Unaudited).................................................    5

    Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition...............    9

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders.........   17

    Item 5.  Other Information...........................................   18

    Item 6.  Exhibits and Reports on Form 8-K............................   18

    SIGNATURES...........................................................   19

                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements

                                   (Unaudited)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------    -------------------------
                                                        2000           1999          2000           1999
                                                        ----           ----          ----           ----
Revenues.........................................    $ 28,052       $ 17,900       $ 51,616       $ 35,035
Revenues - related party.........................       3,749          3,598          7,255          6,889
                                                     --------       --------       --------       --------
   Total revenues................................      31,801         21,498         58,871         41,924

Cost of revenues.................................      16,376         11,149         30,315         21,860
                                                     --------       --------       --------       --------
Gross profit.....................................      15,425         10,349         28,556         20,064

Selling, general and administrative
   expenses......................................       8,358          5,776         15,395         10,790
Depreciation and amortization expense............       1,026            710          1,997          1,341
                                                     --------       --------       --------       --------
Income from operations...........................       6,041          3,863         11,164          7,933

Other income:
   Interest income...............................         542            247          1,047            522
   Other income/(expense) - net..................        (166)           (29)          (264)            33
                                                     --------       --------       --------       --------
        Total other income.......................         376            218            783            555

Income before provision for income taxes.........       6,417          4,081         11,947          8,488
Provision for income taxes.......................      (2,400)        (1,526)        (4,468)        (3,174)
                                                     --------       --------       --------       --------
Net income.......................................    $  4,017       $  2,555       $  7,479       $  5,314
                                                     ========       ========       ========       ========

Basic earnings per share.........................    $   0.22       $   0.14       $   0.40       $   0.29
                                                     ========       ========       ========       ========
Diluted earnings per share.......................    $   0.20       $   0.13       $   0.37       $   0.28
                                                     ========       ========       ========       ========

Weighted average number of common
  shares outstanding - Basic.....................      18,535         18,313         18,518         18,308
                                                     ========       ========       ========       ========
Dilutive Effect of Shares Issuable as of
  Period-End Under Stock Option Plans............       1,640            816          1,676            898
                                                     ========       ========       ========       ========
Weighted average number of common
  shares outstanding - Diluted...................      20,175         19,129         20,194         19,206
                                                     ========       ========       ========       ========


Comprehensive Income:
Net Income.......................................    $  4,017       $  2,555       $  7,479       $  5,314

Foreign Currency Translation Adjustments.........         (29)            (8)           (25)           (13)
                                                   -----------      --------       --------       --------
Other Comprehensive Income/(Loss), net of Tax:...    $    (29)      $     (8)      $    (25)      $    (13)
                                                     ========       ========       ========       ========

Comprehensive Income.............................    $  3,988       $  2,547       $  7,454       $  5,301
                                                     ========       ========       ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                           JUNE 30,      DECEMBER 31,
                                                                             2000            1999
                                                                          ----------     ------------

                                ASSETS
Current assets:
    Cash and cash equivalents...........................................  $  45,209        $  42,641
    Trade accounts receivable, net of allowance of $278 and
       $225,  respectively..............................................     14,389            8,166
    Trade accounts receivable-related party.............................      1,590            1,848
    Unbilled accounts receivable........................................      1,473            1,071
    Unbilled accounts receivable-related party..........................          2               73
    Other current assets................................................      4,802            2,912
                                                                          ---------        ---------
        Total current assets............................................     67,465           56,711
                                                                          ---------        ---------

Property and equipment, net of accumulated depreciation of $8,634 and
 $6,817, respectively...................................................     10,510            9,474
Goodwill, net...........................................................      1,354            1,513
Investments.............................................................      1,955               --
Other assets............................................................      1,764            1,328
                                                                          ---------        ---------
        Total assets....................................................  $  83,048        $  69,026
                                                                          =========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable....................................................  $   1,523        $   1,435
    Accrued and other current liabilities...............................     13,034           11,769
                                                                          ---------        ---------
        Total current liabilities.......................................     14,557           13,204

Deferred income taxes...................................................     13,865           10,361
                                                                          ---------        ---------
        Total liabilities...............................................     28,422           23,565
                                                                          ---------        ---------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued..         --               --
Class A common stock, $.01 par value, 100,000 shares authorized,
    7,282 shares and 7,202 shares issued and outstanding at
    June 30, 2000 and December 31, 1999, respectively...................         73               72
Class B common stock, $.01 par value, 25,000 shares authorized,
    11,291 shares issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively.....................................        113              113
Additional paid-in-capital..............................................     27,792           26,082
Retained earnings.......................................................     26,682           19,203
Cumulative translation adjustment.......................................        (34)              (9)
                                                                          ---------        ---------
        Total stockholders' equity......................................     54,626           45,461
                                                                          ---------        ---------
        Total liabilities and stockholders' equity......................  $  83,048        $  69,026
                                                                          =========        =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------------

                                                                            2000           1999
                                                                         ----------     ----------
Cash flows from operating activities:
Net income.........................................................        $  7,479      $  5,314

Adjustments to reconcile net income to net cash provided by
operating activities:
        Depreciation and amortization..............................           1,997         1,341
        Provision for doubtful accounts............................              53            --
        Deferred income taxes......................................           3,504         1,800
        Tax benefit related to option exercises....................             794            --
Changes in assets and liabilities:
        Trade accounts receivable..................................          (6,018)       (1,558)
        Other current assets.......................................          (2,221)         (198)
        Other assets...............................................            (436)          (92)
        Accounts payable...........................................              88          (667)
        Accrued and other liabilities..............................           1,265        (1,955)
                                                                           --------      --------
Net cash provided by operating activities..........................           6,505         3,985
                                                                           --------      --------
Cash flows from investing activities:
Purchase of property and equipment.................................          (2,874)       (3,247)
Investments........................................................          (1,955)           --
                                                                           --------      --------
Net cash used in investing activities..............................          (4,829)       (3,247)
                                                                           --------      --------

Cash flows from financing activities:

Proceeds from issued shares/contributed capital....................             917           223
Payments to related party..........................................              --            (7)
                                                                           --------      --------
Net cash provided by financing activities..........................             917           216
                                                                           --------      --------

Effect of currency translation.....................................             (25)          (13)
                                                                           --------      --------

Increase in cash and cash equivalents .............................           2,568           941
Cash and cash equivalents, beginning of year.......................          42,641        28,418
                                                                           --------      --------
        Cash and cash equivalents, end of period...................        $ 45,209      $ 29,359
                                                                           ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for income taxes...................        $    397      $  1,314


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

     On February 11, 2000, the Board of Directors declared a 2-for-1 stock split effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. The stock split has been reflected in the accompanying financial statements, and all applicable references as to the number of common shares and per share information have been restated. Stockholder equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the capital in excess of par value account to the common stock accounts.

NOTE 2 - INVESTMENT

     In June 2000, the Company announced a strategic relationship with Trident Capital, a leading venture capital firm, to jointly invest in emerging e-business service and technology companies. In accordance with this strategy, the Company invested approximately $2,000 in Questra Corporation, an e-business consulting firm headquartered in Rochester, New York, in return for a 5.8% equity interest. Trident Capital also made a direct investment in Questra Corporation. The Company's investment is being accounted for under the cost basis of accounting.

NOTE 3 - COMPREHENSIVE INCOME:

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments. Accumulated balances of Cumulative Translation Adjustments, as of June 30, 2000 and 1999 are as follows:

                                                             Cumulative
                                                            Translation
                                                             Adjustment

Balance, December 31, 1999............................        $    (9)
Period Change.........................................            (25)
                                                              -------
Balance, June 30, 2000................................        $   (34)
                                                              =======

Balance, December 31, 1998............................        $   (11)
Period Change.........................................            (13)
                                                              -------
Balance, June 30, 1999................................        $   (24)
                                                              =======


NOTE 4 - RELATED PARTY TRANSACTIONS:

     As of June 30, 2000, IMS Health Incorporated ("IMS Health") owned approximately 60.8% of the outstanding Common Stock of the Company (representing all of the Company's Class B Common Stock) and held approximately 93.9% of the combined voting power of the Company's Common Stock.

     IMS Health currently provides the Company with certain administrative services including payroll and payables processing, e-mail, tax planning and compliance, and permits the Company to participate in IMS Health's insurance and employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $71 and $175 for the six-month periods ended June 30, 2000 and 1999, respectively.

NOTE 5 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

     In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. As a result of SFAS No. 137, the Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this pronouncement to have a material effect on the Company's results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that its revenue recognition policies and practices are in conformance with SAB 101.

     In  March  2000,   the   Financial   Accounting   Standards   Board  issued
Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion 25. The provisions of FIN No. 44 are effective July 1, 2000. Adoption of FIN 44 will have no effect on the Company's financial statements.

NOTE 6 - SEGMENT INFORMATION

     The Company delivers full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's primary service offerings include: application development and integration; application management; re-engineering; and mass change. Information about the Company's operations and total assets in North America, Europe and Asia for the period ended June 30, 2000 and 1999 are presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," as follows:

                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                     ---------------------------      -------------------------
REVENUES (1)                             2000            1999            2000            1999
                                         ----            ----            ----            ----
North America.....................    $ 26,175        $ 16,513        $ 48,750        $ 32,658
Europe............................       5,338           4,877           9,555           9,041
Asia..............................         288             108             566             225
                                      --------        --------        --------        --------
Consolidated......................    $ 31,801        $ 21,498        $ 58,871        $ 41,924
                                      ========        ========        ========        ========

OPERATING INCOME (1)
North America.....................    $  4,972        $  2,967        $  9,244        $  6,184
Europe............................       1,014             876           1,812           1,706
Asia..............................          55              20             108              43
                                      --------        --------        --------        --------
Consolidated......................    $  6,041        $  3,863        $ 11,164        $  7,933
                                      ========        ========        ========        ========

                                            AS OF JUNE 30,
                                            --------------
IDENTIFIABLE ASSETS                      2000            1999
                                         ----            ----
North America.....................    $ 53,556        $ 36,028
Europe............................       4,901           3,602
Asia..............................      24,591          16,743
                                      --------        --------
Consolidated......................    $ 83,048        $ 56,373
                                      ========        ========

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

     In the second quarter of 2000, sales to one related party customer accounted for 11.8% of revenues and one third-party customer accounted for 10.1% of revenues. In the second quarter of 1999, sales to one related party customer accounted for 16.7% of revenues and one third-party customer accounted for 19.7% of revenues.

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

     In June 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant Corporation to form IMS Health. At June 30, 2000, IMS Health owned approximately 60.8% of the outstanding stock of the Company and held approximately 93.9% of the combined voting power of the Company's common stock.

     On February 11, 2000, the Board of Directors declared a 2-for-1 stock split effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. The stock split has been reflected in the accompanying financial statements, and all applicable references as to the number of common shares and per share information have been restated. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options. Stockholder equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the capital in excess of par value account to the common stock accounts.

     The Company's services are performed on either a time-and-materials or fixed-price basis. Revenues related to time-and-materials contracts are recognized as the service is performed. Revenues related to fixed-price contracts are recognized using the percentage-of-completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's incurred cost to date bears to the total estimated cost. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs or dates. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the financial reporting period in which the change in the estimate becomes known, and any anticipated losses are recognized immediately. Since the Company bears the risk of cost over-runs and inflation associated with fixed-price projects, the Company's operating results may be adversely affected by changes in estimates of contract completion costs and dates.

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

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:

                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                         ---------------------------   -------------------------
                                             2000          1999          2000           1999
                                             ----          ----          ----           ----
Total revenues.........................      100.0%        100.0%        100.0%         100.0%
Cost of revenues.......................       51.5          51.9          51.5           52.1
                                             -----         -----         -----          -----
   Gross profit........................       48.5          48.1          48.5           47.9
Selling, general and administrative
expense................................       26.3          26.9          26.1           25.7
Depreciation and amortization expense..        3.2           3.2           3.4            3.3
                                             -----         -----         -----          -----
   Income from operations..............       19.0          18.0          19.0           18.9
Other (expense) income:
   Interest income.....................        1.7           1.1           1.7            1.2
   Other (expense) income..............       (0.5)         (0.1)         (0.4)           0.1
                                             -----         -----         -----          -----
Total other income                             1.2           1.0           1.3            1.3
                                             -----         -----         -----          -----
Income before provision for income
   taxes...............................       20.2          19.0          20.3           20.2
Provision for income taxes.............       (7.6)         (7.1)         (7.6)          (7.5)
                                             -----         -----         -----          -----
Net income ............................       12.6%         11.9%         12.7%          12.7%
                                             =====         =====         =====          =====


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Revenue. Revenue increased by 47.9%, or $10.3 million, from $21.5 million during the three months ended June 30, 1999 to $31.8 million during the three months ended June 30, 2000. This increase resulted primarily from a $14.5 million increase in application development and integration, application management, reengineering and other services partially offset by an approximately $4.2 million decrease in Year 2000 Compliance Services. The percentage of revenues derived from unrelated parties increased from 83.3% during the three months ended June 30, 1999 to 88.2% during the three months ended June 30, 2000. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. In the second quarter of 2000, sales to one related party customer accounted for 11.8% of revenues and one third-party customer accounted for 10.1% of revenues. In the second quarter of 1999, sales to one related party customer accounted for 16.7% of revenues and one third-party customer accounted for 19.7% of revenues.

     Gross profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions. The Company's cost of revenues increased by 46.9%, or approximately $5.2 million, from approximately $11.1 million  during the three  months  ended June 30,  1999 to  approximately  $16.4 million during the three months ended June 30, 2000. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 1,635 employees at June 30, 1999 to approximately

2,300 employees at June 30, 2000. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 49.0%, or approximately $5.1 million, from approximately $10.3 million during the three months ended June 30, 1999 to approximately $15.4 million during the three months ended June 30, 2000. Gross profit margin increased from 48.1% of revenues during the three months ended June 30, 1999 to 48.5% of revenues during the three months ended June 30, 2000. The increase in such gross profit margin was primarily attributable to the increased third-party revenue, which generally have higher margins and the shift toward newer, higher margin customer services.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 44.7%, or approximately $2.9 million, from approximately $6.5 million during the three months ended June 30, 1999 to approximately $9.4 million during the three months ended June 30, 2000, and decreased as a percentage of revenue from 30.2% to 29.5%. The dollar increase in such expenses was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue.

     Income from Operations. Income from operations increased 56.4%, or approximately $2.2 million, from approximately $3.9 million during the three months ended June 30, 1999 to approximately $6.0 million during the three months ended June 30, 2000, representing 18.0% and 19.0% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue and the shift toward newer higher margin customer services.

     Other Income. Other income consists primarily of interest income offset, in part, by foreign currency exchange losses. Interest income increased by $295,000 from $247,000 during the three months ended June 30, 1999 to $542,000 during the three months ended June 30, 2000. The increase in such interest income was attributable primarily to generally higher operating cash balances. The Company recognized a net foreign currency exchange loss of $29,000 and $170,000 during the three months ended June 30, 1999 and 2000, respectively, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. The provision for income taxes increased from approximately $1.5 million in the three months ended June 30, 1999 to approximately $2.4 million in the three months ended June 30, 2000, with an effective tax rate of 37.4% for the three months ended June 30, 1999 and 2000.

     Net Income. Net income increased from approximately $2.6 million for the three months ended June 30, 1999 to approximately $4.0 million for the three months ended June 30, 2000, representing 11.9% and 12.6% of revenues, respectively.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Revenue. Revenue increased by 40.4%, or approximately $16.9 million, from approximately $41.9 million during the six months ended June 30, 1999 to approximately $58.9 million during the six months ended June 30, 2000. This increase resulted primarily from a $26.0 million increase in application development and integration, application management, reengineering and other services partially offset by an approximately $9.1 million decrease in Year 2000 Compliance Services. The percentage of revenues derived from unrelated parties increased from 83.6% during the six months ended June 30, 1999 to 87.7% during the six months ended June 30, 2000. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. During the six months ended June 30, 2000, sales to one related party customer accounted for 12.3% of revenues and one third-party customer accounted for 10.5% of revenues. During the six months ended June 30, 1999, sales to one related party customer accounted for 16.4% of revenues and one third-party customers accounted for 20.0% of revenues.

     Gross profit. The Company's cost of revenues increased by 38.7%, or approximately $8.4 million, from approximately $21.9 million during the six months ended June 30, 1999 to approximately $30.3 million during the six months ended June 30, 2000. The increase was due primarily to increased costs resulting from the increase in the number of the Company's technical professionals from approximately 1,635 employees at June 30, 1999 to approximately 2,300 employees at June 30, 2000. The Company's gross profit increased by 42.3%, or approximately $8.5 million, from approximately $20.1 million during the six months ended June 30, 1999 to approximately $28.6 million during the six months ended June 30, 2000. Gross profit margin increased from 47.9% of revenues during the six months ended June 30, 1999 to 48.5% of revenues during the six months ended June 30, 2000. The increase in such gross profit margin was primarily attributable to the increased third-party revenue and the shift toward newer higher margin customer services.

     Selling, general and administrative expenses. Selling, general and administrative expenses, including depreciation and amortization, increased by 43.4%, or approximately $5.3 million, from approximately $12.1 million during the six months ended June 30, 1999 to approximately $17.4 million during the six months ended June 30, 2000, and increased as a percentage of revenue from 28.9% to 29.5%. The increase in such expenses in absolute dollars and as a percentage of revenue was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth.

     Income from Operations. Income from operations increased 40.7%, or approximately $3.2 million, from approximately $7.9 million during the six months ended June 30, 1999 to approximately $11.2 million during the six months ended June 30, 2000, representing 18.9% and 19.0% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue and the shift toward newer higher margin customer services.

     Other Income. Interest income increased by approximately $525,000 from approximately $522,000 during the six months ended June 30, 1999 to approximately $1.0 million during the six months ended June 30, 2000. The increase in such interest income was attributable primarily to generally higher operating cash balances. The Company recognized a net foreign currency exchange loss of $269,000 during the six months ended June 30, 2000 compared to a gain of $33,000 in the prior period, as a result of changes in exchange rates on the Company's transactions.

     Provision for Income Taxes. The provision for income taxes increased from approximately $3.2 million for the six months ended June 30, 1999 to approximately $4.5 million for the six months ended June 30, 2000, with an effective tax rate of 37.4% in 1999 and 2000.

     Net Income. Net income increased from approximately $5.3 million for the six months ended June 30, 1999 to approximately $7.5 million for the six months ended June 30, 2000, representing 12.7% of revenues in 1999 and 2000.

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

     Net cash provided by operating activities was approximately $5.7 million during the six months ended June 30, 2000 as compared to net cash provided by operating activities of approximately $4.0 million during the six months ended June 30, 1999. The increase results primarily from increased levels of accounts payable and accrued liabilities, increased net income and an increase in deferred taxes, partially offset by larger increases in accounts receivable and other current assets . Trade accounts receivable, net of allowance, increased from $10.0 million at December 31, 1999 to $16.0 million at June 30, 2000 due to increased revenues. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At June 30, 2000, the Company's day's sales outstanding was 50 days.

     The Company's investing activities used net cash of approximately $4.8 million for the six months ended June 30, 2000 as compared to net cash used of approximately $3.2 million for the same period in 1999. The increase in 2000 compared to 1999 primarily reflects the Company's investment in Questra Corporation in June 2000.

     The Company's financing activities provided net cash of approximately $1.7 million for the six months ended June 30, 2000 as compared to net cash provided by financing activities of approximately $216,000 for the same period in 1999. Net cash provided by financing activities primarily represents proceeds from the exercise of stock options.

     As of June 30, 2000, the Company had no significant third-party debt.

     The Company had working capital of $52.9 million at June 30, 2000 and $43.5 million at December 31, 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. As a result of SFAS No. 137, the Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects the adoption of this pronouncement will not have a material effect on the Company's results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that its revenue recognition policies and practices are in conformance with SAB 101.

     In  March  2000,   the   Financial   Accounting   Standards   Board  issued
Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion 25. The provisions of FIN No. 44 are effective July 1, 2000. Adoption of FIN 44 will have no effect on the Company's financial statements.

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on May 23, 2000.

     There were present at the meeting in person or by proxy stockholders holding an aggregate of 5,972,400 shares of Class A Common Stock and an aggregate of 11,290,900 shares of Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes on any matter presented to the stockholders. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

     Common Stock Nominees               For                  Withheld
     ---------------------               ---                  --------

     Wijeyaraj Mahadeva               118,833,661              47,739
     Anthony Bellomo                  117,721,919           1,159,481
     Victoria Fash                    117,302,043           1,579,357
     Robert W. Howe                   118,844,300              37,100
     John Klein                       118,844,500              36,900
     Venetia Kontogouris              118,844,568              36,832

     A vote was taken on the proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class B Common Stock from 15,000,000 shares to 25,000,000 shares. Of the shares present at the meeting in person or by proxy, 117,223,153 shares were voted in favor of such proposal, 1,169,726 shares were voted against such proposal and 488,521 shares abstained from voting.

     A vote was taken on the proposal to amend the 1999 Incentive Compensation Plan (the "Incentive Plan") to increase the maximum number of shares of Class A Common Stock available for issuance under the Incentive Plan from 2,000,000 to 3,000,000 shares and to reserve an additional 1,000,000 shares of Class A Common Stock of the Company for issuance upon the exercise of stock options granted or for the issuance of other awards granted under the Incentive Plan. Of the shares present at the meeting in person or by proxy, 117,190,685 shares were voted in favor of such proposal, 1,199,819 shares were voted against such proposal and 490,896 shares abstained from voting.

     Finally, a vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2000. Of the shares present at the meeting in person or by proxy, 118,864,021 shares were voted in favor of such proposal, 4,180 shares were voted against such proposal and 13,199 shares of Common Stock abstained from voting.

ITEM 5.    OTHER INFORMATION.

     In June 2000, the Company announced a strategic relationship with Trident Capital, a leading venture capital firm, to jointly invest in emerging e-business service and technology companies. In accordance with this strategy, on June 23, 2000, the Company invested approximately $2,000,000 in Questra Corporation, an e-business consulting firm headquartered in Rochester, New York, in exchange for a 5.8% equity interest. Trident Capital also made a direct investment in Questra Corporation. The Company's investment is being accounted for under the cost basis of accounting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a)    Exhibits.

             3.1 Certificate of Amendment to the Company's Amended and Restated Restated Certificate of Incorporation.

            10.1  Company's 1999 Incentive Compensation Plan, as amended.

            27    Financial Data Schedule for the period ended June 30, 2000.

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

                                    Cognizant Technology Solutions Corporation


DATE:  August 8, 2000               By:  /s/ Wijeyaraj Mahadeva
                                       -------------------------------------
                                    Wijeyaraj Mahadeva,
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)


DATE:  August 8, 2000               By:  /s/ Gordon Coburn
                                       -------------------------------------
                                    Gordon Coburn,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)