Form 10-Q
period 2000-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2000-11-09
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                           Commission File No. 0-24429

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

                Yes:  X                        No:
                    -----                         -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 1, 2000:

             Class                                  Number of Shares
             -----                                  ----------------

  Class A Common Stock, par                            7,335,479
    value $.01 per share

  Class B Common Stock, par                           11,290,900
    value $.01 per share

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements (Unaudited).....    1

             Condensed Consolidated Statements of Income and
             Comprehensive Income (Unaudited) for the Three Months and
             Nine Months Ended September 30, 2000 and 1999...............    2

             Condensed Consolidated Statements of Financial Position
             (Unaudited) as of September 30, 2000 and December 31, 1999..    3

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Nine Months Ended September 30, 2000 and 1999.......    4

             Notes to Condensed Consolidated Financial Statements
             (Unaudited).................................................    5

    Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition...............   10

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K............................   18

    SIGNATURES...........................................................   19

                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements
                                   (Unaudited)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30              SEPTEMBER 30
                                                     ---------------------      --------------------
                                                       2000         1999         2000         1999
                                                       ----         ----         ----         ----
Revenues.........................................   $  33,376     $ 19,077     $ 84,992     $ 54,112
Revenues - related party.........................       3,731        3,799       10,986       10,688
                                                    ---------     --------     --------     --------

        Total revenues...........................      37,107       22,876       95,978       64,800

Cost of revenues.................................      19,110       11,873       49,425       33,733
                                                    ---------       ------     --------     --------
Gross profit.....................................      17,997       11,003       46,553       31,067

Selling, general and administrative expenses.....       9,673        6,019       25,068       16,809
Depreciation and amortization expense............       1,245          808        3,242        2,149
                                                    ---------     --------     --------     --------
Income from operations...........................       7,079        4,176       18,243       12,109

Other income:
    Interest income..............................         732          331        1,779          853
    Other (expense)/ income- net.................        (167)          61         (431)          94
                                                    ---------     --------     --------     --------
        Total other income.......................         565          392        1,348          947
                                                    ---------     --------     --------     --------

Income before provision for income taxes.........       7,644        4,568       19,591       13,056
Provision for income taxes.......................      (2,859)      (1,708)      (7,327)      (4,883)
                                                    ---------     --------     --------     --------
Net income.......................................   $   4,785     $  2,860     $ 12,264     $  8,173
                                                    =========     ========     ========     ========

Basic earnings per share.........................   $    0.26     $   0.16     $   0.66     $   0.45
                                                    =========     ========     ========     ========
Diluted earnings per share.......................   $    0.24     $   0.15     $   0.61     $   0.42
                                                    =========     ========     ========     ========

Weighted average number of common
   shares outstanding - Basic....................      18,584       18,323       18,538       18,313
Dilutive effect of shares issuable as of
period-end under stock option plans..............       1,525          854        1,688          929
                                                    ---------     --------     --------     --------
Weighted average number of common
   shares outstanding - Diluted..................      20,109       19,177       20,226       19,242
                                                    =========     ========     ========     ========

Comprehensive income:
Net income.......................................   $   4,785     $  2,860     $ 12,264     $  8,173

Foreign currency translation adjustments.........         (20)          29          (45)          15
                                                    ---------     --------     --------     --------
Other comprehensive (loss)/ income, net of tax:..         (20)          29          (45)          15
                                                    ---------     --------     --------     --------
Comprehensive income.............................   $   4,765     $  2,889     $ 12,219     $  8,188
                                                    =========     ========     ========     ========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              2000             1999
                                                                        ---------------  -------------
                                ASSETS
Current assets:
    Cash and cash equivalents.........................................      $  52,836       $  42,641
    Trade accounts receivable, net of allowance of $267 and
    $225, respectively................................................         16,988           8,166
    Trade accounts receivable-related party...........................          1,378           1,848
    Unbilled accounts receivable......................................          1,587           1,071
    Unbilled accounts receivable-related party........................            103              73
    Other current assets..............................................          4,630           2,912
                                                                            ---------       ---------
        Total current assets..........................................         77,522          56,711
                                                                            ---------       ---------

Property and equipment, net of accumulated depreciation of $9,786 and
    $6,817, respectively..............................................         12,859           9,474
Goodwill, net.........................................................          1,275           1,513
Investment............................................................          1,955              --
Other assets..........................................................          1,767           1,328
                                                                            ---------       ---------
        Total assets..................................................      $  95,378       $  69,026
                                                                            =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable..................................................      $   1,903       $   1,435
    Accrued and other current liabilities.............................         17,917          11,769
                                                                            ---------       ---------
        Total current liabilities.....................................         19,820          13,204

Deferred income taxes.................................................         15,426          10,361
                                                                            ---------       ---------
        Total liabilities.............................................         35,246          23,565
                                                                            ---------       ---------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued.            --              --
Class A common stock, $.01 par value, 100,000 shares authorized,
    7,328 shares and 7,202 shares issued and outstanding at
    September 30, 2000 and December 31, 1999, respectively............             73              72
Class B common stock, $.01 par value, 25,000 shares authorized,
    11,291 shares issued and outstanding at September 30, 2000 and
    December 31, 1999, respectively...................................            113             113
Additional paid-in-capital............................................         28,533          26,082
Retained earnings.....................................................         31,467          19,203
Cumulative translation adjustment.....................................            (54)             (9)
                                                                            ---------       ---------
        Total stockholders' equity....................................         60,132          45,461
                                                                            ---------       ---------
        Total liabilities and stockholders' equity....................      $  95,378       $  69,026
                                                                            =========       =========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -------------------------
                                                                             2000         1999
                                                                          ---------     ---------
Cash flows from operating activities:
Net income.........................................................       $  12,264     $   8,173
Adjustments to reconcile net income to net cash provided by
operating activities:
        Depreciation and amortization..............................           3,242         2,150
        Provision for doubtful accounts............................             269           (18)
        Deferred income taxes......................................           5,065         2,455
             Tax benefit related to option exercises...............           1,095            --
Changes in assets and liabilities (increase)/decrease:
        Trade accounts receivable..................................          (8,621)         (884)
        Other current assets.......................................          (2,264)         (209)
        Other assets...............................................            (473)         (238)
        Accounts payable...........................................             468          (563)
        Accrued and other liabilities..............................           6,148          (959)
                                                                          ---------     ---------
Net cash provided by operating activities..........................          17,193         9,907
                                                                          ---------     ---------
Cash flows from investing activities:
Purchase of property and equipment.................................          (6,355)       (4,903)
Investments........................................................          (1,955)           --
                                                                          ---------     ---------
Net cash used in investing activities..............................          (8,310)       (4,903)
                                                                          ---------     ---------

Cash flows from financing activities:

Proceeds from issued shares/contributed capital....................           1,357           257
Payments to related party..........................................              --            (9)
                                                                          ---------     ---------
Net cash provided by financing activities..........................           1,357           248
                                                                          ---------     ---------

Effect of currency translation.....................................             (45)           15
                                                                          ---------     ---------

Increase in cash and cash equivalents .............................          10,195         5,267
Cash and cash equivalents, beginning of year.......................          42,641        28,418
                                                                          ---------     ---------
        Cash and cash equivalents, end of period...................       $  52,836     $  33,685
                                                                          =========     =========

Supplemental disclosures of cash flow information:

    Cash paid during the period for income taxes...................       $     767     $   1,062

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (the "Company") in accordance with generally accepted accounting principles and
Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 1999 Annual Report on Form 10-K and subsequent Form 10-Q's. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior period amounts have been reclassified to conform with the 2000 presentation.

     On February 11, 2000, the Board of Directors declared a 2-for-1 stock split effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. The stock split has been reflected in the accompanying financial statements, and all applicable references as to the number of common shares and per share information have been restated. Stockholder equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital account to the common stock accounts.

NOTE 2 - INVESTMENT

     In June 2000, the Company announced a strategic relationship with Trident Capital, a leading venture capital firm, to jointly invest in emerging e-business service and technology companies. In accordance with this strategy, the Company invested approximately $2,000 in Questra Corporation, an e-business consulting firm headquartered in Rochester, New York, in return for a 5.8% equity interest. Trident Capital also independently made a direct investment in Questra Corporation. The Company's investment is being accounted for under the cost basis of accounting.

NOTE 3 - COMPREHENSIVE INCOME:

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments. Accumulated balances of Cumulative Translation Adjustments, as of September 30, 2000 and 1999 are as follows:

                                                             Cumulative
                                                            Translation
                                                             Adjustment
                                                            -----------

Balance, December 31, 1999............................        $    (9)
Period Net Change.....................................            (45)
                                                              -------
Balance, September 30, 2000...........................        $   (54)
                                                              =======

Balance, December 31, 1998............................        $   (11)
Period Net Change.....................................             15
                                                              -------
Balance, September 30, 1999...........................        $     4
                                                              =======


NOTE 4 - RELATED PARTY TRANSACTIONS:

     As of September 30, 2000, IMS Health Incorporated ("IMS Health") owned approximately 60.6% of the outstanding Common Stock of the Company (representing all of the Company's Class B Common Stock) and held approximately 93.9% of the combined voting power of the Company's Common Stock.

     IMS Health currently provides the Company with certain administrative services including payroll and payables processing, e-mail, tax planning and compliance and permits the Company to participate in certain of IMS Health's insurance plans. In 1999, certain employees of the Company also participated in IMS Health's employee benefit plans. In 2000, the Company initiated its own employee benefit plans for its employees. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. Services provided subsequent to the IPO were performed under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $162 and $263 for the nine-month periods ended September 30, 2000 and 1999, respectively.

NOTE 5 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

     In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. As a result of SFAS No. 137, the Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this pronouncement to have a material effect on the Company's results of operations, financial position or cash flows.

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

     In  March  2000,   the   Financial   Accounting   Standards   Board  issued
Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion 25. The provisions of FIN No. 44 were effective July 1, 2000. Adoption of FIN No. 44 had no effect on the Company's financial statements.

NOTE 6 - SEGMENT INFORMATION:

     The Company delivers full life cycle solutions to complex software development and maintenance challenges that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's primary service offerings include: application development and integration; application management; re-engineering; and mass change. North American operations consist primarily of software development and maintenance consulting services in the United States and Canada. European operations consist primarily of software development and maintenance services principally in the United Kingdom and Germany. Asian operations consist primarily of software development and maintenance consulting services principally in India. Information about the Company's operations and total assets in North America, Europe and Asia for the period ended September 30, 2000 and 1999 are presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," as follows:

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                           ------------------               -----------------
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                              -------------                   -------------
                                          2000            1999             2000            1999
                                          ----            ----             ----            ----
REVENUES (1)
North America.....................     $  31,263       $  18,481        $  80,013        $  51,139
Europe............................         5,530           4,294           15,085           13,335
Asia..............................           314             101              880              326
                                       ---------       ---------        ---------        ---------
Consolidated......................     $  37,107       $  22,876        $  95,978        $  64,800
                                       =========       =========        =========        =========

OPERATING INCOME (1)
North America.....................     $   5,963       $   3,373        $  15,207        $   9,557
Europe............................         1,056             784            2,868            2,490
Asia..............................            60              19              168               62
                                       ---------       ---------        ---------        ---------
Consolidated......................     $   7,079       $   4,176        $  18,243        $  12,109
                                       =========       =========        =========        =========

                                           AS OF SEPTEMBER 30,
                                           -------------------
IDENTIFIABLE ASSETS                       2000            1999
                                          ----            ----
North America.....................     $  61,740       $  37,629
Europe............................         6,177           3,809
Asia..............................        27,461          19,611
                                       ---------       ---------
Consolidated......................     $  95,378       $  61,049
                                       =========       =========

(1) Revenues and resulting operating income are attributed to regions based upon customer location.

     In the third quarter of 2000, sales to one related party customer accounted for 10.1% of revenues and one third-party customer accounted for 11.1% of revenues. In the third quarter of 1999, sales to one related party customer accounted for 16.6% of revenues and one third-party customer accounted for 17.1% of revenues. During the nine months ended September 30, 2000, sales to one related party customer accounted for 11.4% of revenues and one third-party customer accounted for 9.3% of revenues. During the nine months ended September 30, 1999, sales to one related party customer accounted for 16.5% of revenues and one third-party customers accounted for 19.0% of revenues.

NOTE 7 - CONTINGENCIES:

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company's quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of the Company's engagements involve projects that are critical to the operations of its customers' business and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to contractually limit its liability for possible damages arising from negligent acts, errors, mistakes, or omissions in rendering its software development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     Cognizant  Technology   Solutions   Corporation  (the  "Company")  delivers
high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's primary service offerings include:

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

     In June 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant Corporation to form IMS Health. At September 30, 2000, IMS Health owned approximately 60.6% of the outstanding stock of the Company and held approximately 93.9% of the combined voting power of the Company's common stock.

     On February 11, 2000, the Board of Directors declared a 2-for-1 stock split effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. The stock split has been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of common shares and per share information have been restated. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options. Stockholder equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital account to the common stock accounts.

     The Company's services are performed on either a time-and-materials or fixed-price basis. Revenues related to time-and-materials contracts are recognized as the service is performed. Revenues related to fixed-price contracts are recognized using the percentage-of-completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's incurred cost to date bears to the total estimated cost. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs or dates. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the financial reporting period in which the change in the estimate becomes known, and any anticipated losses are recognized immediately. Since the Company bears the risk of cost over-runs and inflation associated with fixed-price projects, the Company's operating results may be adversely affected by significant changes in estimates of contract completion costs and dates.

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

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                            --------------------        ----------------------
                                             2000          1999          2000           1999
                                             ----          ----          ----           ----
Total revenues.........................      100.0%        100.0%        100.0%         100.0%
Cost of revenues.......................       51.5          51.9          51.5           52.1
                                            ------        ------        ------         ------
   Gross profit........................       48.5          48.1          48.5           47.9
Selling, general and administrative
 expense...............................       26.1          26.3          26.1           25.9
Depreciation and amortization expense..        3.4           3.5           3.4            3.3
                                            ------        ------        ------         ------
   Income from operations..............       19.1          18.3          19.0           18.7
Other (expense) income:
   Interest income.....................        2.0           1.4           1.9            1.3
   Other (expense) income..............       (0.5)          0.3          (0.5)           0.1
                                            ------        ------        ------         ------
Total other income.....................        1.5           1.7           1.4            1.4
                                            ------        ------        ------         ------
Income before provision for income
   taxes...............................       20.6          20.0          20.4           20.1
Provision for income taxes.............       (7.7)         (7.5)         (7.6)          (7.5)
                                            ------        ------        ------         ------
Net income ............................       12.9%         12.5%         12.8%          12.6%
                                            ======        ======        ======         ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. Revenue increased by 62.2%, or $14.2 million, from $22.9 million during the three months ended September 30, 1999 to $37.1 million during the three months ended September 30, 2000. This increase resulted primarily from a $16.8 million increase in application development and integration, application management, reengineering and other services from $20.3 million during the three months ended September 30, 1999 to $37.1 million during the three months ended September 30, 2000. Partially offsetting this increase was an approximately $2.5 million decrease in Year 2000 Compliance Services from $2.5 million during the three months ended September 30, 1999 to $0 during the three months ended September 30, 2000. The percentage of revenues derived from unrelated parties increased from 83.4% during the three months ended September 30, 1999 to 89.9% during the three months ended September 30, 2000. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and expand service offerings to existing unaffiliated customers. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. In the third quarter of 2000, sales to one related party customer accounted for 10.1% of revenues and one third-party customer accounted for 11.1% of revenues. In the third quarter of 1999, sales to one related party customer accounted for 16.6% of revenues and one third-party customer accounted for 17.1% of revenues.

     Gross profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions. The Company's cost of revenues increased by 61.0%, or approximately $7.2 million, from approximately $11.9 million during the three months ended September 30, 1999 to approximately $19.1 million during the three months ended September 30, 2000. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 1,900 employees at September 30, 1999 to approximately 2,600 employees at September 30, 2000. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 63.6%, or approximately $7.0 million, from approximately $11.0 million during the three months ended September 30, 1999 to approximately $18.0 million during the three months ended September 30, 2000. Gross profit margin increased from 48.1% of revenues during the three months ended September 30, 1999 to 48.5% of revenues during the three months ended September 30, 2000. The increase in such gross profit margin was primarily attributable to the increased third-party revenue, which generally have higher margins and the shift toward newer, higher margin customer services.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 59.9%, or approximately $4.1 million, from approximately $6.8 million during the three months ended September 30, 1999 to approximately $10.9 million during the three months ended September 30, 2000, and decreased as a percentage of revenue from 29.8% to 29.4%. The dollar increase in such expenses was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue.

     Income from Operations. Income from operations increased 69.5%, or approximately $2.9 million, from approximately $4.2 million during the three months ended September 30, 1999 to approximately $7.1 million during the three months ended September 30, 2000, representing 18.3% and 19.1% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue and the shift toward newer higher margin customer services.

     Other Income. Other income consists primarily of interest income offset, in part, by foreign currency exchange losses. Interest income increased by $401,000 from $331,000 during the three months ended September 30, 1999 to $732,000 during the three months ended September 30, 2000. The increase in such interest income was attributable primarily to generally higher operating cash balances. The Company recognized a net foreign currency exchange gain/ (loss) of $61,000 and $(170,000) during the three months ended September 30, 1999 and 2000, respectively, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. The provision for income taxes increased from approximately $1.7 million in the three months ended September 30, 1999 to approximately $2.9 million in the three months ended September 30, 2000, with an effective tax rate of 37.4% for the three months ended September 30, 1999 and 2000.

     Net Income. Net income increased from approximately $2.9 million for the three months ended September 30, 1999 to approximately $4.8 million for the three months ended September 30, 2000, representing 12.5% and 12.9% of revenues, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue. Revenue increased by 48.1%, or approximately $31.2 million, from approximately $64.8 million during the nine months ended September 30, 1999 to approximately $96.0 million during the nine months ended September 30, 2000. This increase resulted primarily from a $42.8 million increase in application development and integration, application management, reengineering and other services from $52.7 million during the nine months ended September 30, 1999 to $95.5 million during the nine months ended September 30, 2000. Partially offsetting this increase was an approximately $11.6 million decrease in Year 2000 Compliance Services from $12.1 million during the nine months ended
September 30, 1999 to approximately $500,000 during the nine months ended September 30, 2000. The percentage of revenues derived from unrelated parties increased from 83.5% during the six months ended September 30, 1999 to 88.6% during the nine months ended September 30, 2000. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and expand service offerings to existing unaffiliated customers. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. During the nine months ended September 30, 2000, sales to one related party customer accounted for 11.4% of revenues and one third-party customer accounted for 9.3% of revenues. During the nine months ended September 30, 1999, sales to one related party customer accounted for 16.5% of revenues and one third-party customers accounted for 19.0% of revenues.

     Gross profit. The Company's cost of revenues increased by 46.5%, or approximately $15.7 million, from approximately $33.7 million during the nine months ended September 30, 1999 to approximately $49.4 million during the nine months ended September 30, 2000. The increase was due primarily to increased costs resulting from the increase in the number of the Company's technical professionals from approximately 1,900 employees at September 30, 1999 to approximately 2,600 employees at September 30, 2000. The Company's gross profit increased by 49.8%, or approximately $15.5 million, from approximately $31.1 million during the nine months ended September 30, 1999 to approximately $46.6 million during the nine months ended September 30, 2000. Gross profit margin increased from 47.9% of revenues during the nine months ended September 30, 1999 to 48.5% of revenues during the nine months ended September 30, 2000. The increase in such gross profit margin was primarily attributable to the increased third-party revenue and the shift toward newer higher margin customer services.

     Selling, general and administrative expenses. Selling, general and administrative expenses, including depreciation and amortization, increased by 49.3%, or approximately $9.4 million, from approximately $19.0 million during the nine months ended September 30, 1999 to approximately $28.3 million during the nine months ended September 30, 2000, and increased as a percentage of revenue from 29.3% to 29.5%. The increase in such expenses in absolute dollars and as a percentage of revenue was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth.

     Income from Operations. Income from operations increased 50.7%, or approximately $6.1 million, from approximately $12.1 million during the nine months ended September 30, 1999 to approximately $18.2 million during the nine months ended September 30, 2000, representing 18.7% and 19.0% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue and the shift toward newer higher margin customer services.

     Other Income. Interest income increased by approximately $926,000 from approximately $853,000 during the nine months ended September 30, 1999 to approximately $1.8 million during the nine months ended September 30, 2000. The increase in such interest income was attributable primarily to generally higher operating cash balances. The Company recognized a net foreign currency exchange loss of $438,000 during the nine months ended September 30, 2000, compared to a gain of $94,000 in the prior year period, as a result of changes in exchange rates on the Company's transactions.

     Provision for Income Taxes. The provision for income taxes increased from approximately $4.9 million for the nine months ended September 30, 1999 to approximately $7.3 million for the nine months ended September 30, 2000, with an effective tax rate of 37.4% in both 1999 and 2000.

     Net Income. Net income increased from approximately $8.2 million for the nine months ended September 30, 1999 to approximately $12.3 million for the nine months ended September 30, 2000, representing 12.6% and 12.8% of revenues in 1999 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, through the date of the IPO, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company Cognizant Corporation and IMS Health. In June 1998, the Company consummated its initial public offering of 5,834,000 (2,917,000 pre-split) shares of its Class A Common Stock at a price to the public of $5.00 ($10.00 pre-split) per share, of which 5,000,000 (2,500,000 pre-split) shares were issued and sold by the Company and 834,000 (417,000 pre-split) shares were sold, at that time, by Cognizant Corporation. The net proceeds to the Company from the offering were approximately $22.4 million after $845,000 of direct expenses. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of then-existing non-trade related party balances to Cognizant Corporation. The Company has used and plans to use the remainder of the net proceeds from the offering as well as other cash for (i) expansion of existing operations, including the Company's offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; and (iii) general corporate purposes, including working capital.

     Net cash provided by operating activities was approximately $17.2 million during the nine months ended September 30, 2000 as compared to net cash provided by operating activities of approximately $9.9 million during the nine months ended September 30, 1999. The increase results primarily from increased levels of accrued liabilities and accounts payable, increased net income and an increase in deferred taxes, partially offset by larger increases in accounts receivable and other current assets. Trade accounts receivable, net of allowance, increased from $10.0 million at December 31, 1999 to $18.4 million at September 30, 2000 due to increased revenues. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At September 30, 2000, the Company's day's sales outstanding, including unbilled receivables, was approximately 50 days.

     The Company's investing activities used net cash of approximately $8.3 million for the nine months ended September 30, 2000, as compared to net cash used of approximately $4.9 million for the same period in 1999. The increase in 2000 compared to 1999 primarily reflects the Company's investment in Questra Corporation of approximately $2.0 million in June 2000 and an increase in purchases of property and equipment.

     The Company's financing activities provided net cash of approximately $1.4 million for the nine months ended September 30, 2000, as compared to net cash provided by financing activities of approximately $248,000 for the same period in 1999. The increase in net cash provided by financing activities was primarily related to a higher level of cash proceeds from the exercise of stock options during 2000, as compared to the prior year.

     As of September 30, 2000, the Company had no significant third-party debt.

     The Company had working capital of $57.7 million at September 30, 2000 and $43.5 million at December 31, 1999.

     The Company believes that its available funds and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations and needs through at least the next 12 months.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's Canadian and European subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For the Company's Indian subsidiary, the functional currency is the U.S. dollar since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between the Indian subsidiary and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. A portion of the Company's costs in India are denominated in local currency and subject to exchange fluctuations, which to date, has not had any material adverse effect on the Company's results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. As a result of SFAS No. 137, the Company will be required to implement SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this pronouncement to have a material effect on the Company's results of operations, financial position or cash flows.

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

     In  March  2000,   the   Financial   Accounting   Standards   Board  issued
Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion 25. The provisions of FIN No. 44 were effective July 1, 2000. Adoption of FIN No. 44 had no effect on the Company's financial statements.

PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.

               27. Financial Data Schedule for the period ended September 30, 2000.

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

                                    Cognizant Technology Solutions Corporation

DATE:  November 9, 2000             By:  /s/ Wijeyaraj Mahadeva
                                       ---------------------------------------
                                    Wijeyaraj Mahadeva,
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)


DATE:  November 9, 2000             By:  /s/ Gordon Coburn
                                       ---------------------------------------
                                    Gordon Coburn,

                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)