Form 10-K
period 2000-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2001-03-15
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number 0-24429

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

                    Yes:  X                      No:
                        ------                      ------

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: $304,957,796 at March 1, 2001 based on the last sales price on that date.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2001:

Class                                                         Number of Shares
-----                                                         ----------------

Class A Common Stock, par value $0.01 per share                   7,424,436

Class B Common Stock, par value $0.01 per share                  11,290,900

        The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

                  Item                                                      Page
                  ----                                                      ----

PART I     1.     Business................................................    4

           2.     Properties..............................................   15

           3.     Legal Proceedings.......................................   16

           4.     Submission of Matters to a Vote of Security Holders.....   16

PART II    5.     Market for the Company's Common Equity and
                  Related Stockholder Matters.............................   17

           6.     Selected Consolidated Financial Data....................   19

           7.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..........   20

           8.     Financial Statements and Supplementary Data.............   28

           9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................   28

PART III   10.    Directors and Executive Officers of the Company.........   29

           11.    Executive Compensation..................................   29

           12.    Security Ownership of Certain Beneficial Owners
                  and Management..........................................   29

           13.    Certain Relationships and Related Transactions..........   29

PART IV    14.    Exhibits, Financial Statement Schedule,
                      and Reports on Form 8-K.............................   30

SIGNATURES................................................................   31

EXHIBIT INDEX.............................................................   33

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................  F-1

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

     Cognizant Technology Solutions Corporation ("CTS" or the "Company") delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's solutions include application development and integration, application management, and re-engineering services.

     The Company provides professional services to its customers through an integrated business model that combines a technical and account management team located on-site at the customer location and eleven development centers located in India. The Company's core competencies include web-centric applications, data warehousing, component-based development, and legacy and client-server systems.

     The Company markets and sells its technology consulting services directly through its professional staff, senior management and sales personnel. The Company operates out of its Teaneck, New Jersey headquarters and its regional and international offices. The number of customers for whom the Company has provided services has grown from 40 customers in 1998 to 57 customers in 1999 and 90 customers in 2000. The Company's customers include:

    ACNielsen Corporation                     First Data Corporation
    CCC Information Services Incorporated     GEAC Computer Systems Incorporated
    Computer Sciences Corporation             Nielsen Media Research, Inc.
    The Dun & Bradstreet Corporation          Northwest Airlines, Inc.
    IMS Health Incorporated ("IMS Health")    Pacific Exchange, Inc.

INDUSTRY BACKGROUND

     Many companies today face increasing customer demands to improve service levels, lower costs and shorten time to market. In this competitive environment, improving Information Technology ("IT") systems and leveraging the internet are critical to achieving these objectives. At the same time, the pace of technology evolution has accelerated. In order to remain competitive, companies are increasingly required to adopt emerging technologies, such as:

     o  e-business and e-commerce applications;

     o  data warehousing;

     o  supply chain management; and

     o  middleware / enterprise application integration.

     These emerging technologies offer the promise of faster, more responsive, lower cost business operations. However, their development, integration and on-going management present major challenges and require a large number of highly skilled individuals trained in many diverse technologies. In addition, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy systems for e-business and to address application management projects such as Eurocurrency compliance, decimalization in the securities industry, and the health insurance portability and accountability act ("HIPAA") regulations in the healthcare industry. Increasingly, companies turn to solutions providers such as CTS to provide these services.

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

THE CTS SOLUTION

     CTS is a leader in delivering high-quality, cost-effective, full life-cycle solutions to complex IT problems to clients transitioning to e-business through the use of a seamless on-site and offshore project team. These solutions are comprised of application development and integration, application management and re-engineering services.

     The Company provides professional services to its customers through an integrated business model. The Company's business model combines a technical and account management team located on-site at the customer location and eleven development centers located in India. To support this business model, the Company has recruited and trained in excess of 2,500 programmers in India. The Company has also put in place well developed facilities, technology and communications infrastructure. By basing the Company's technical operations in India, the Company has access to a large pool of skilled, English-speaking IT and Internet technology professionals. Such IT and Internet technology professionals service customers on a cost basis significantly lower than in developed countries. The main elements of the CTS solution, which the Company believes differentiates it from other IT service providers, include the following:

     Established and Scalable Proprietary Processes. To facilitate the Company's cost-effective, on-time delivery of high-quality projects integrating an on-site and offshore team, the Company has developed proprietary methodologies. Such methodologies are encapsulated in the Company's QView software engineering process, which is available to all on-site and offshore programmers. The Company utilizes this ISO 9000 certified process to define and implement projects from the design, development and deployment stages through to ongoing application maintenance. For most projects, QView is used to make an extensive front-end assessment. This assessment allows the Company to define the scope and risks of the project and subdivide the project into smaller phases with frequent deliverables and feedback from customers. The Company also utilizes its QView process to detect, mitigate and correct possible quality defects and to establish appropriate contingencies for each project. In order to ensure implementation of the quality process, the Company assigns a quality facilitator to each project. This facilitator reports to a centralized quality assurance and software engineering group. This group performs, on a sample basis, continuous quality audits, deliverables verifications, metrics collection and analysis, which are used to continually improve processes and methodologies. The Company's processes and methodologies have proven to be scalable as the Company has significantly increased its number of offshore development centers, customers and projects. In addition, the Company is assessed by KPMG at Level 5 (on a 1 to 5 scale) of the Capability Maturity Model of the Software Engineering Institute at Carnegie Mellon University. The assessment for the Software Capability Maturity Model is widely regarded as the best means to measure the quality and maturity of an organization's software development and maintenance processes.

     Highly Skilled Workforce. The Company has placed significant emphasis on recruiting and training its workforce of highly skilled professionals. Such professionals must be versed in the Company's processes and methodologies, particularly the QView software engineering process. The Company has over 240 project managers and senior technical personnel on its worldwide staff, many of whom have significant work experience in the United States and Europe. The Company's project managers and senior technical personnel provide in-depth project management expertise to customers. The Company maintains programs and personnel, including an extensive campus recruiting program in India, to hire and train the best available technical professionals in both legacy systems and emerging technologies. The Company provides five months of combined classroom and on-the-job training to new hires. The Company provides additional training each year to continually enhance the business practices, tools, technology and consulting skills of its professional staff.

     Research & Development and Competency Centers. The Company has project experience and expertise across multiple architectures and technologies, and makes a substantial on-going investment in competency centers and research and development to keep abreast of the latest technology developments.

     Because most of the Company's programmers are trained in multiple technologies and architectures, the Company is able to react to customers' needs and quickly redeploy programmers to new technologies. To facilitate this ability, the Company has made a substantial investment in competency centers to leverage its knowledge base across the company. In addition, through its investment in research and development activities and the continuing education of technical personnel, the Company assures that its knowledge base and collective skill set keeps pace with emerging technologies. The ability to work in new technologies allows the Company to foster long-term relationships by addressing the needs of both its existing and new customers.

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

     o  highest level of quality;

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

STRATEGY

     The Company's objective is to be a leading provider of full life-cycle e-business and application development projects, take full responsibility for on-going management of a client's software systems, and move legacy transformation projects through to completion. The Company provides services to its North American and European customers, supported by its offshore Indian development centers. The Company pursues the following strategies to achieve this objective:

     Develop Long-Term Customer Relationships and Strategic Alliances. The Company seeks to develop long-term strategic relationships with its customers and business partners. The Company tries to leverage these relationships into additional project opportunities. For example, the knowledge of customers' systems gained during the performance of Year 2000 compliance services provided the Company with a competitive advantage in securing additional software development and maintenance projects from these customers. In addition, the Company believes that through its working relationships with independent software vendors it can obtain projects from such vendors' customers due to the detailed knowledge gained in the development process. Finally, the Company has partnered with select IT service firms which offer complementary services in order to best meet customer requirements.

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

     Expand Domestic and International Geographic Presence. As the Company expands its customer base, it plans to open additional sales and marketing offices in the United States and internationally. This will enable the Company to sell to and support existing and prospective customers. The Company has established sales and marketing offices in Atlanta, Chicago, Cincinnati, Dallas, Minneapolis, Los Angeles, San Francisco and Teaneck, NJ. In addition, the
Company has been pursuing market opportunities in Europe through its U.K. office, which was established in the beginning of 1998 and its Germany office, which opened during 1999. The Company operates in Canada through its Toronto office, which was established in 1997.

     Pursue Selective Strategic Acquisitions. The Company believes that opportunities exist in the fragmented IT services market to expand its business through selective strategic acquisitions and/or joint ventures. The Company believes that acquisition and/or joint venture candidates may enable it to expand its geographic presence, enter new technology areas or expand capacity.

SERVICES

     The Company provides a broad range of software services, including:

     o  application development and integration;

     o  application management; and

     o  re-engineering.

     The Company's range of services enables it to meet customer needs for systems development/ integration, application management and re-engineering services. The Company uses its QView software engineering process, its on-site and offshore delivery model and well developed facilities, technology and communications infrastructure to deliver these services. For each of these services, the Company utilizes its QView proprietary processes and methodologies to define the execution and delivery of the projects.

Service                         Summary Description of Service Offerings
-------                         ----------------------------------------
Application Development
and Integration...............  Define requirements,  write  specifications  and design, develop, test and integrate software across multiple platforms including internet technologies.

Application Management........  Support some or all of a customer's applications ensuring that systems remain operational and responsive to changing user requirements, and to provide on-going enhancement as required by the customer.

Re-engineering................  Modify and test  applications  to enable systems to function in new operating environments.

     Application Development Services. The Company follows either of two alternative approaches to application development and integration:

     o full life cycle application development, in which the Company assumes start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

     o    cooperative development,  in which the Company's employees work with a
          customer's   in-house  IT  personnel  to  jointly   analyze,   design,
          implement, test and integrate new systems.

     In both cases, the Company's on-site team members work closely with the end-users of the application to develop specifications and define requirements. Detailed design, implementation and testing are generally performed offshore at the Company's eleven software development centers located in India. In addition, the Company maintains an on-site presence at the customer's location in order to address evolving customer needs and resulting changes to the project.

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

     As part of its application management services, the Company assists customers in renovating their core systems to meet the requirements imposed by new regulations, new standards, or other external events. Such services include, or have previously included, Year 2000 compliance, Eurocurrency compliance, decimalization within the securities industry and HIPAA, a new set of regulations for the healthcare industry.

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

CUSTOMERS

     The Company provided services to a total of 40, 57 and 90 customers in 1998, 1999 and 2000, respectively. During 1998, 1999 and 2000, the Company's top five customers accounted for 60.5%, 57.3% and 39.5% of revenues, respectively. During 1998, 1999 and 2000, IMS Health and its current subsidiaries accounted for 18.0%, 16.7% and 10.4% of revenues, respectively. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use the Company's services in a subsequent year. The Company's ten largest customers accounted for, in the aggregate, approximately 81.0%, 75.3% and 59.1% of the Company's revenues in 1998, 1999 and 2000, respectively. In 1998, IMS Health, First Data Corporation and ACNielsen each accounted for more than 10.0% of revenue. In 1999, IMS Health and First Data Corporation each accounted for more than 10.0% of revenue. In 2000, IMS Health accounted for more than 10.0% of revenue. Approximately 44.1%, 15.6% and 0.4% of the Company's revenues were derived from Year 2000 compliance services in 1998, 1999 and 2000, respectively. Application development services represented approximately 25.8%, 32.3% and 46.1% of the Company's revenues in 1998, 1999 and 2000, respectively. Application maintenance services accounted for 21.1%, 44.0% and 47.0% of the Company's revenues in 1998, 1999 and 2000, respectively.

SALES AND MARKETING

     The Company markets and sells its services directly through its professional staff, senior management and direct sales persons operating out of its Teaneck, New Jersey headquarters and business development offices in Atlanta, Chicago, Cincinnati, Dallas, Minneapolis, Los Angeles San Francisco, Toronto, Frankfurt and London. At December 31, 2000, the Company had 20 direct sales persons and approximately 58 account managers. The sales and marketing group works with the Company's technical team as the sales process moves closer to the customer's selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

     o define the scope, deliverables, assumptions and execution strategies for a proposed project;

     o  develop project estimates;

     o  prepare pricing and margin analyses; and

     o  finalize sales proposals.

     Management reviews and approves proposals, which are then presented to the prospective customer. Sales and account management personnel remain actively involved in the project through the execution phase.

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

     The market also includes numerous smaller local competitors in the various geographic markets in which the Company operates. The Company competes with, among others:

     Alydaar Corp.                            I-Gate Capital Corporation
     Cambridge Technology Partners, Inc.      Sapient Corporation
     Cap Gemini America, Inc.                 Satyam Computer Services Limited
     Covansys Inc.                            SHL Systemhouse (a division of MCI
     Computer Horizons Corp.                    Communications Corporation)
     Computer Task Group, Inc.                Syntel, Inc.
     Information Management Resources, Inc.   Tanning Technology Corporation
     Infosys, Inc.                            Tata Consultancy Services
     IBM Global Services                      Whittman-Hart, Inc.
     Keane, Inc.                              Proxicom, Inc.

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

     o  investment in research and development; and

     o  continued focus on responsiveness to customer needs, quality of services
        competitive  prices,  project  management  capabilities  and   technical
        expertise.

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

INTELLECTUAL PROPERTY

     The Company's consulting business includes the co-development, with the customer, of software applications and other technology deliverables. These include written specifications and documentation in connection with specific customer engagements. The Company's future success depends in part on its ability to protect its intellectual property rights. The Company presently holds no patents or registered copyrights. The Company relies upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect its intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. The Company believes that laws, rules, regulations and treaties in effect in the United States and India are adequate to protect it from misappropriation or unauthorized use of the Company's copyrights. However, there can be no assurance that such laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to deter misappropriation of any of the Company's intellectual property, or that the Company will be able to detect unauthorized use and take appropriate steps to enforce the Company's rights.

     Pursuant to the License Agreement between CTS and IMS Health, all rights to
the  "Cognizant"   name  and  certain  related  trade  and  service  marks  were transferred to the Company in July, 1998.

EMPLOYEES

     At December 31, 2000, the Company employed approximately 631 persons on a full-time basis in its North American headquarters and satellite offices and on-site North American customer locations. The Company also employed approximately 117 persons on a full-time basis in its European satellite office and on-site European customer locations and approximately 2,416 persons on a full-time basis in its offshore software development centers in India. None of the Company's employees is subject to a collective bargaining arrangement. The Company considers its relations with employees to be good.

     The Company's future success depends to a significant extent on its ability to attract, train and retain highly skilled software development professionals. In particular, the Company needs to attract, train and retain project managers, software engineers and other senior technical personnel. The Company believes that in both the United States and India there is a shortage of, and significant competition for, software development professionals with the advanced technological skills necessary to perform the services offered by the Company. The Company has an active recruitment program in India. The Company has developed a recruiting system and database that facilitates the rapid identification of skilled candidates. During the course of the year, the Company conducts extensive recruiting efforts at premier colleges and technical schools in India. The Company evaluates candidates based on academic performance, the results of a written aptitude test measuring problem-solving skills and a technical interview. In addition, the Company has an active lateral recruiting program.

     Senior project managers are hired from leading consulting firms in the United States and India. The Company's senior management and substantially all of the project managers have experience working in the United States and Europe. This enhances the Company's ability to attract and retain other professionals with experience in the United States.

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

        The Company occupies the following properties, which are all leased:

                        Approximate Area
     Location            (in sq. feet)                 Use                                 Nature of Occupancy
----------------------------------------------------------------------------------------------------------------------------------
Bangalore, India             35,500        Software Development Facility     Multiple leases expiring 6/30/06 with renewal options

Chennai, India               58,800        Software Development Facility     Lease expiring 10/24/03 with renewal options

Chennai, India               15,500        Software Development Facility     Multiple leases expiring 1/31/06 - 4/30/06 with
                                                                             renewal options

Chennai, India               38,200        Software Development Facility     Multiple leases expiring 8/31/04 - 12/31/06 with
                                                                             renewal options

Chennai, India               35,100        Software Development Facility     Multiple leases expiring 4/30/06 with renewal options

Chennai, India               33,700        Software Development Facility     Lease expiring 12/15/06 with renewal options

Pune, India                  23,000        Software Development Facility     Multiple leases expiring 10/8/07 - 6/28/08 with renewal
                                                                             options

Calcutta, India              13,900        Software Development Facility     Lease expiring 10/7/07 with a renewal option

Calcutta, India              10,900        Software Development Facility     Lease expiring 6/14/06 with a renewal option

Calcutta, India               9,300        Software Development Facility     Lease expiring 11/30/03 with a renewal option

Calcutta, India               4,000        Software Development Facility     Multiple leases expiring 4/30/02 - 1/15/03 with renewal
                                                                             options

Teaneck, New Jersey          20,400        Executive and Business            Multiple leases expiring 5/31/02 - 9/30/05
                                           Development Office

Atlanta, Georgia              1,000        Business Development Office       Lease expiring 9/14/03

Chicago, Illinois             5,100        Business Development Office       Lease expiring 7/31/05

Cincinnati, Ohio                300        Business Development Office       Lease expiring 4/30/01

Dallas, Texas                   800        Business Development Office       Lease expiring 3/31/03

Los Angeles, California       1,100        Business Development Office       Lease expiring 6/30/01

                        Approximate Area
     Location            (in sq. feet)                 Use                                 Nature of Occupancy
----------------------------------------------------------------------------------------------------------------------------------
Minneapolis, Minnesota          800        Business Development Office       Lease expiring 6/30/03

San Francisco, California     2,000        Business Development Office       Multiple leases expiring 1/31/02

Toronto, Canada                 200        Business Development Office       Lease expiring 2/28/02

Frankfurt, Germany              200        Business Development Office       Lease expires 3/31/02

London, England               3,700        Business Development Office       Multiple leases expiring 9/28/04 and month-to-month


ITEM 3.     LEGAL PROCEEDINGS

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

     All of the issued and outstanding shares of Class B Common Stock are held by IMS Health. Each outstanding share of Class B Common Stock is convertible at the holder's option into one share of Class A Common Stock at any time prior to a Tax-Free Spin-Off (as defined below). If a Tax-Free Spin-Off occurs, the stockholders of IMS Health will receive Class B Common Stock, which will continue to have ten votes per share (as compared to one vote per share for Class A Common Stock). Such shares of Class B Common Stock shall convert upon transfer to Class A Common Stock. Additionally, each share of Class B Common Stock automatically converts into one share of Class A Common Stock if at any time the number of outstanding shares of Class B Common Stock represents less than 35.0% of the economic ownership represented by the aggregate number of shares of Common Stock then outstanding.

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

     The following table sets forth the high and low sales price for the Class A Common Stock for each of the quarters since the quarter ended March 31, 1999 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                   Quarter Ended                 High             Low
          ----------------------------------    ---------      ---------
          March 31, 1999.....................   $24            $11 3/4
          June 30, 1999......................   $15 19/32      $9 5/8
          September 30, 1999.................   $16 3/8        $10 3/16
          December 31, 1999..................   $60 1/2        $12 13/16
          March 31, 2000.....................   $72 1/8        $36 1/2
          June 30, 2000......................   $65            $24 1/4
          September 30, 2000.................   $49            $30 15/16
          December 31, 2000..................   $45            $28 7/8

     As of March 1, 2001, the approximate number of holders of record of the Class A Common Stock was 34 and the approximate number of beneficial holders of the Class A Common Stock was 4,778.

     As of March 1, 2001, all of the outstanding Class B Common Stock of the Company was owned by IMS Health.

     The Company has never declared or paid cash dividends on its Class A or Class B Common Stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not currently anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected consolidated financial data set forth below for the Company as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 have been derived from the audited financial statements included elsewhere herein. The selected consolidated financial data set forth below for the Company as of December 31, 1996, 1997 and for each of the years ended December 31, 1996, 1997 and 1998 are derived from the audited financial statements not included elsewhere herein. The selected consolidated financial information for 1998, 1999 and 2000 should be read in conjunction with the Consolidated Financial Statements and the Notes and "Item 7". Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                                               YEAR ENDED DECEMBER 31,
                                                 1996        1997         1998          1999       2000
                                                 ----        ----         ----          ----       ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues..................................     $  2,775     $ 13,898    $ 45,031     $ 74,084    $122,758
Revenues - related party..................        9,257       10,846      13,575       14,820      14,273
                                               --------     --------    --------     --------    --------

   Total revenues.........................       12,032       24,744      58,606       88,904     137,031

Cost of revenues..........................        6,020       14,359      31,919       46,161      70,437
                                               --------     --------    --------     --------    --------

Gross profit..............................        6,012       10,385      26,687       42,743      66,594

Selling, general and administrative
   expenses...............................        3,727        6,898      15,547       23,061      35,959

Depreciation and amortization expense.....          819        1,358       2,222        3,037       4,507
                                               --------     --------    --------     --------    --------

Income from operations....................        1,466        2,129       8,918       16,645      26,128

Other income:
   Interest income........................            8           25         638        1,263       2,649
   Other income (expense) - net...........            1           --          83           37        (530)
                                               --------     --------    --------     --------    --------
   Total other income.....................            9           25         721        1,300       2,119
                                               --------     --------    --------     --------    --------

Income before provision for income taxes..        1,475        2,154       9,639       17,945      28,247

Provision for income taxes................         (341)        (581)     (3,606)      (6,711)    (10,564)

Minority interest.........................         (492)        (545)         --           --          --

Net income................................     $    642     $  1,028    $  6,033     $ 11,234    $ 17,683
                                               ========     ========    ========     ========    ========

Net income per share, basic...............     $   0.05     $   0.08    $   0.38     $   0.61    $   0.95
                                               ========     ========    ========     ========    ========

Net income per share, diluted.............     $   0.05     $   0.08    $   0.37     $   0.58    $   0.87
                                               ========     ========    ========     ========    ========

Weighted average number of common
   shares outstanding.....................       13,000       13,094      15,886       18,342      18,565
                                               ========     ========    ========     ========    ========

Weighted average number of common
   shares and stock options outstanding...       13,000       13,010      16,538       19,416      20,256
                                               ========     ========    ========     ========    ========

CONSOLIDATED STATEMENT OF FINANCIAL
POSITION DATA:

Cash and cash equivalents.................     $  1,810      $ 2,715    $ 28,418     $ 42,641    $ 61,976
Working capital...........................        2,781        5,694      29,416       43,507      61,501
Total assets..............................        7,827       18,298      51,679       69,026     109,540
Due to related party......................          976        6,646           9           --           8
Stockholders' equity......................        2,806        3,419      32,616       45,461      66,116

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's service offerings include:

     o  application development and integration;

     o  application management; and

     o  re-engineering.

     The Company began its software development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, along with Erisco, IMS International, Nielsen Media Research, Pilot Software and Strategic Technologies and certain other entities, plus a majority interest in Gartner Group were spun-off from The Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the Indian subsidiary wholly owned by the Company.

     In June 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant Corporation to form IMS Health. At December 31, 2000, IMS Health owned approximately 60.5% of the outstanding stock of the Company and held approximately 93.9% of the combined voting power of the Company's common stock.

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

     On May 23, 2000, the stockholders of the Company approved an increase in the number of authorized Class B common Stock from 15,000,000 shares to 25,000,000 shares.

     During 1996, the Company made a strategic decision to attract customers that were not affiliated with Cognizant Corporation or any of the former affiliates of The Dun & Bradstreet Corporation. As a result of the implementation of this strategy, the Company has successfully transitioned from a company primarily serving affiliated customers to a company whose customer base now consists primarily of unaffiliated third parties. For example, revenues derived from customers not currently or previously affiliated with The Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health, and any of their respective subsidiaries grew from $26.9 million, or 46.0% of revenues, in 1998 to $50.5 million, or 56.8% of revenues, in 1999 and $92.3 million, or 67.4% of revenues, in 2000. Approximately 54.0%, 43.2% and 32.6% of the Company's revenues in 1998, 1999 and 2000, respectively, were generated from current and former affiliates including approximately 18.0%, 16.7% and 10.4%, respectively, from IMS Health and its current subsidiaries.

     The Company has derived and believes that it will continue to derive a significant portion of its revenues from a limited number of large third-party customers. During 1998, 1999 and 2000, the Company's five largest customers (other than IMS Health and its current subsidiaries) accounted for 43.7%, 44.9% and 34.5% of revenues, respectively. In 1998, IMS Health, First Data Corporation and ACNielsen each accounted for more than 10.0% of revenue. In 1999, IMS Health and First Data Corporation accounted for more than 10.0% of revenue. In 2000, IMS Health accounted for more than 10.0% of revenues. The volume of work performed for IMS Health and its subsidiaries and other customers is likely to vary from year to year. Major customers, whether affiliated or unaffiliated, in one year may not provide the same level of revenues in any subsequent year.

     Prior to fiscal 2000, Year 2000 compliance services were an important element of the Company's service offerings. Approximately 44.1%, 15.6% and 0.4% of the Company's revenues were derived from Year 2000 compliance services in 1998, 1999 and 2000, respectively. The Company believes that it has successfully utilized its Year 2000 compliance expertise to establish new client relationships and to deepen its relationships with existing customers. The knowledge of customers' systems gained while performing Year 2000 compliance services gave the Company a competitive advantage in securing additional application development and application management projects for such customers.

     Application development and integration services represented approximately 25.8%, 32.3% and 46.1% of revenues in 1998, 1999 and 2000, respectively.
Application management services accounted for 21.1%, 44.0% and 47.0% of revenues in 1998, 1999 and 2000, respectively.

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

     The majority of the Company's revenues are earned within North America. Revenues outside of North America totaled $10.7 million, $17.7 million and $22.1 million, in 1998, 1999 and 2000, respectively, based upon where the customers are located. Revenues from customers located outside of North America have been generated primarily in the United Kingdom and Germany. As a percentage of revenues, revenues outside of North America represented 18.3%, 19.9% and 16.1% in 1998, 1999 and 2000, respectively. The primary denomination for invoices issued by the Company is U.S. dollars, with the exception of invoices issued in Canada, Germany and the United Kingdom. Invoices issued in Canada, Germany and the United Kingdom are issued in local currency. Gains and losses as a result of fluctuations in foreign currency exchange rates have not had a significant impact on historical results of operations.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

                                                            YEAR ENDED DECEMBER 31,
                                                        1998          1999          2000
                                                     ----------    ----------    ----------

Total revenues................................         100.0%         100.0%        100.0%
Cost of revenues..............................          54.5           51.9          51.4
                                                      ------         ------        ------
   Gross profit...............................          45.5           48.1          48.6
Selling, general and administrative expenses..          26.5           25.9          26.2
Depreciation and amortization expense.........           3.8            3.4           3.3
                                                      ------         ------        ------
   Income from operations.....................          15.2           18.8          19.1
Other income (expense):
   Interest income............................           1.1            1.4           1.9
   Other income (expense).....................           0.1             --          (0.4)
                                                      ------         ------        ------
Total other income............................           1.2            1.4           1.5
                                                      ------         ------        ------
Income before provision for income taxes......          16.4           20.2          20.6
Provision for income taxes....................          (6.2)          (7.6)         (7.7)
                                                      ------         ------        ------
Net  income...................................          10.3%          12.6%         12.9%
                                                      ======         ======        ======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenue. Revenue increased by 54.1%, or $48.1million, from $88.9 million during 1999 to $137.0 million during 2000. This increase resulted primarily from a $61.5 million (82.0%) increase in application development and integration, application management, re-engineering and other services partially offset by an approximately $13.4 million (96.5%) decrease in Year 2000 compliance services. The percentage of revenues derived from unrelated parties increased from 83.3% during 1999 to 89.6% during 2000. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and expanded service offerings to existing unaffiliated customers. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. During 2000, sales to related party customers accounted for 10.4% of revenues and no third party accounted for greater than 10% of revenues. During 1999, sales to related party customers accounted for 16.7% of revenues and one third-party customer accounted for 17.4% of revenues.

     Gross profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 52.6%, or $24.3 million, from $46.2 million during 1999 to $70.4 million during 2000. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 2,000 employees at December 31, 1999 to approximately 2,800 employees at December 31, 2000. The increased number of technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 55.8%, or approximately $23.9 million, from approximately $42.7 million during 1999 to approximately $66.6 million during 2000. Gross profit margin increased from 48.1% of revenues during 1999 to 48.6% of revenues during 2000. The increase in such gross profit margin was primarily attributable to the increased third-party revenue and the shift toward newer, higher margin customers.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 55.1%, or $14.4 million, from $26.1 million during 1999 to $40.5 million during 2000, and increased as a percentage of revenue from approximately 29.4% to 29.5%, respectively. The increase in such expenses in absolute dollars and as a percentage of revenue was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth.

     Income from Operations. Income from operations increased 57.0%, or approximately $9.5 million, from approximately $16.6 million during 1999 to approximately $26.1 million during 2000, representing approximately 18.7% and 19.1% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue and the shift toward newer, higher margin customer services.

     Other Income. Other income consists primarily of interest income offset, in part, by foreign currency exchange losses. Interest income increased by approximately 109.7%, from $1.3 million during 1999 to approximately $2.6 million during 2000. The increase in such interest income was attributable primarily to generally higher operating cash balances. The Company recognized a net foreign currency exchange loss of approximately $538,000 during 2000, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. Historically, through the date of the IPO, the Company had been included in the consolidated federal income tax returns of The Dun & Bradstreet Corporation and Cognizant Corporation. The Company's provision for income taxes in the consolidated statements of income reflects the federal and state income taxes calculated on the Company's stand alone basis. The provision for income taxes increased from $6.7 million in 1999 to $10.6 million in 2000, with an effective tax rate of 37.4% in both 1999 and 2000.

     Net Income. Net income increased from approximately $11.2 million in 1999 to approximately $17.7 million in 2000, representing approximately 12.6% and 12.9% as a percentage of revenues, respectively.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenue. Revenue increased by 51.7%, or $30.3 million, from $58.6 million during 1998 to $88.9 million during 1999. This increase resulted primarily from a $42.3 million (129.1%) increase in application development and integration, application management, re-engineering and other services partially offset by an approximately $12.0 million (46.4%) decrease in Year 2000 compliance services. The percentage of revenues derived from unrelated parties increased from 76.8% during 1998 to 83.3% during 1999. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and the impact of the spin-off in June 1998 of a majority interest in the Company, Erisco, IMS International and certain other entities to form IMS Health. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. During 1999, sales to related party customers accounted for 16.7% of revenues and one third-party customer accounted for 17.4% of revenues. During 1998, sales to related party customers accounted for 23.2% of revenues and two third-party customers accounted for 12.5% and 11.3% of revenues, respectively.

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

     Selling, general and administrative expenses. Selling, general and administrative expenses, including depreciation and amortization, increased by 46.9%, or $8.3 million, from $17.8 million during 1998 to $26.1 million during 1999, but decreased as a percentage of revenue from approximately 30.3% to 29.4%, respectively. The dollar increase in such expenses was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in selling, general and administrative expenses as a percentage of revenue resulted from the Company's increased revenues.

     Income from Operations. Income from operations increased 86.6%, or approximately $7.7 million, from approximately $8.9 million during 1998 to approximately $16.6 million during 1999, representing approximately 15.2% and 18.7% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue and the shift toward newer, higher margin customers, discussed above.

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

     Net Income. Net income increased from approximately $6.0 million in 1998 to approximately $11.2 million in 1999, representing 10.3% and 12.6% as a percentage of revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, through the date of the IPO, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company Cognizant Corporation and IMS Health. In June 1998, the Company consummated its initial public offering of 5,834,000 shares of its Class A Common Stock at a price to the public of $5.00 per share, of which 5,000,000 shares were issued and sold by the Company and 834,000 shares were sold, at that time, by Cognizant Corporation. The net proceeds to the Company from the offering were approximately $22.4 million after $845,000 of direct expenses. The funds received by the Company from the initial public offering were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of then-existing non-trade related party balances to Cognizant Corporation. The Company has used and plans to use the remainder of the net proceeds from the offering as well as other cash for (i) expansion of existing operations, including its offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses including cost and equity investments; and (iii) general corporate purposes including working capital.

     Net cash provided by operating activities was approximately $30.2 million, $19.4 million and $13.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase for 2000 compared to 1999 results primarily from increased levels of accrued liabilities and accounts payable, increased net income and an increase in deferred taxes, partially offset by increases in accounts receivable and other current assets. The increase for 1999 compared to 1998 results primarily from increased net income and a decrease in accounts receivable partially offset by a lower increase in accrued liabilities versus the prior year. Accounts receivable decreased from $11.1 million at December 31, 1998 to $10.0 million at December 31, 1999 and increased to $20.5 million at December 31, 2000. The increase in accounts receivable during 2000 was due primarily to increased revenue. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At December 31, 2000, the Company's day's sales outstanding, including unbilled receivables, was approximately 50 days.

     The Company's investing activities used net cash of $12.6 million, $5.9 million and $3.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in 2000 compared to 1999 primarily reflects the Company's increased purchases of land, buildings and equipment to expand the Company's offshore development infrastructure and an investment in Questra Corporation of approximately $2.0 million in June 2000. The increase in 1999 of net cash used in investing activities compared to 1998 primarily reflects an increase in purchases of property and equipment.

     In June 2000, the Company announced a strategic relationship with Trident Capital, a leading venture capital firm, to jointly invest in emerging e-business service and technology companies. In accordance with this strategy, the Company invested approximately $2 million in Questra Corporation, an e-business software and consulting firm headquartered in Rochester, New York, in return for a 5.8% equity interest. Trident Capital also independently made a direct investment in Questra Corporation. The Company's investment is being accounted for under the cost basis of accounting.

     The Company's financing activities provided net cash of $1.8 million, $0.7 million and $16.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in 2000 compared to 1999 was primarily related to a higher level of cash proceeds from the exercise of stock options. The decrease in 1999 compared to 1998 resulted from the absence of the net proceeds generated from the initial public offering of $22.4 million, offset by the repayment of non-trade related party balances of approximately $6.6 million.

     As of December 31, 2000, the Company had no significant third-party debt.

     The Company had working capital of $61.5 million at December 31, 2000 and $43.5 million at December 31, 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     During 1999 and 2000, various new accounting pronouncements were issued which may impact the Company's financial statements. (See Note 2 to the Consolidated Financial Statements.)

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.    EXECUTIVE COMPENSATION

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 2000.


     Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2001.

                                         COGNIZANT TECHNOLOGY
                                         SOLUTIONS CORPORATION



                                         By: /s/Wijeyaraj Mahadeva
                                             -----------------------------------
                                             Wijeyaraj Mahadeva, Chairman of the
                                               Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                          DATE
       ---------                     -----                          ----

/s/Wijeyaraj Mahadeva         Chairman of the Board and         March 15, 2001
-------------------------
  Wijeyaraj Mahadeva          Chief Executive Officer
                              (Principal Executive Officer)

/s/Gordon Coburn              Chief Financial Officer,          March 15, 2001
-------------------------
  Gordon Coburn               Treasurer and Secretary
                              (Principal Financial and
                              Accounting Officer)

/s/Anthony Bellomo            Director                          March 15, 2001
-------------------------
  Anthony Bellomo

                              Director
-------------------------
  Robert W. Howe

/s/John Klein                 Director                          March 15, 2001
-------------------------
  John Klein

/s/Venetia Kontogouris        Director                          March 15, 2001
-------------------------
  Venetia Kontogouris

                              Director
-------------------------
  David Thomas

                                  EXHIBIT INDEX

   EXHIBIT
     NO.            DESCRIPTION OF EXHIBIT
--------------      -----------------------

     3.1            Amended   and   Restated   Certificate   of   Incorporation.
                    (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

     3.2 Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

     3.3 By-laws. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

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

   10.11* 1999 Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

   10.12*           Employee Stock Purchase Plan.  (Incorporated by reference to
                    Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

    21 List of subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

    23**            Consent of PricewaterhouseCoopers LLP.

--------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**  Filed herewith.  All other exhibits previously filed.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                            Page
                                                                            ----

Consolidated Financial Statements:

     Report of Independent Accountants.....................................  F-2

     Consolidated Statements of Financial Position as of
        December 31, 2000 and 1999.........................................  F-3

     Consolidated Statements of Operations for the
        years ended December 31, 2000, 1999 and 1998.......................  F-4

     Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 2000, 1999 and 1998.......................  F-5

     Consolidated Statements of Cash Flows for the
        years ended December 31, 2000, 1999 and 1998.......................  F-6

     Notes to Consolidated Financial Statements............................  F-7

Unaudited Quarterly Financial Data......................................... F-25

Financial Statement Schedule:
        Schedule of Valuation and Qualifying Accounts...................... F-26

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 6, 2001

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (in thousands, except par values)

                                                                        AT DECEMBER 31,
                                                                       2000          1999
                                                                       ----          ----
        ASSETS
Current assets:
Cash and cash equivalents........................................   $  61,976      $ 42,641
Trade accounts receivable, net of allowances of  $516 and $225,
  respectively...................................................      19,187         8,166
Trade accounts receivable - related party........................       1,361         1,848
Unbilled accounts receivable.....................................       1,941         1,071
Unbilled accounts receivable - related party                               --            73
Other current assets.............................................       3,758         2,912
                                                                     --------       -------

  Total current assets...........................................      88,223        56,711
                                                                     --------       -------

Property and equipment, net of accumulated depreciation of
  $10,997 and $6,817, respectively...............................      15,937         9,474
Goodwill, net....................................................       1,195         1,513
Investment.......................................................       1,955            --
Other assets.....................................................       2,230         1,328
                                                                     --------       -------
  Total assets...................................................   $ 109,540      $ 69,026
                                                                     ========       =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.................................................   $   2,849      $  1,435
Accounts payable-related party...................................           8            --
Accrued expenses and other liabilities...........................      23,865        11,769
                                                                     --------       -------
  Total current liabilities......................................      26,722        13,204
Deferred income taxes............................................      16,702        10,361
                                                                     --------       -------
  Total liabilities..............................................      43,424        23,565
                                                                     --------       -------

Commitments and contingencies (See Notes 11 and 12 to the Consolidated Financial Statements)

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none
   issued........................................................          --            --
Class A common stock, $.01 par value, 100,000 shares authorized,
  7,362 and 7,202 shares issued and outstanding at December 31,
  2000 and 1999, respectively....................................          73            72
Class B common stock, $.01 par value, 25,000 shares authorized,
  11,290 shares issued and outstanding at December 31, 2000 and
  1999, respectively.............................................         113           113
Additional paid-in capital.......................................      29,094        26,082
Retained earnings................................................      36,886        19,203
Cumulative translation adjustment................................         (50)           (9)
                                                                     --------       -------
  Total stockholders' equity.....................................      66,116        45,461
                                                                     --------       -------
  Total liabilities and stockholders' equity.....................   $ 109,540      $ 69,026
                                                                     ========       =======

The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                             2000       1999       1998
                                                             ----       ----       ----
 Revenues..............................................  $122,758     $ 74,084   $ 45,031
 Revenues-related party................................    14,273       14,820     13,575
                                                         --------     --------   --------
   Total revenues......................................   137,031       88,904     58,606
 Cost of revenues......................................    70,437       46,161     31,919
                                                         --------     --------   --------
 Gross profit..........................................    66,594       42,743     26,687
 Selling, general and administrative expenses..........    35,959       23,061     15,547
 Depreciation and amortization expense.................     4,507        3,037      2,222
                                                         --------     --------   --------
 Income from operations................................    26,128       16,645      8,918
 Other income:
 Interest income.......................................     2,649        1,263        638
 Other  (expense) income, net..........................      (530)          37         83
                                                         --------     --------   --------
   Total other income..................................     2,119        1,300        721
                                                         --------     --------   --------
 Income before provision for income taxes..............    28,247       17,945      9,639
 Provision for income taxes............................   (10,564)      (6,711)    (3,606)
                                                         --------     --------   --------
 Net income............................................  $ 17,683     $ 11,234   $  6,033
                                                         ========     ========   ========

 Net income per share, Basic...........................  $   0.95     $   0.61   $   0.38
                                                         ========     ========   ========

 Net income per share, Diluted.........................  $  0.87      $   0.58   $   0.36
                                                         ========     ========   ========

 Weighted average number of common shares outstanding
  - Basic..............................................    18,565       18,342     15,886
 Dilutive effect of shares issuable as of period-end
   under stock option plans............................     1,691        1,074        652
                                                         --------     --------   --------

 Weighted average number of common shares - Diluted....    20,256       19,416     16,538
                                                         --------     --------   --------

 Comprehensive Income:
   Net income..........................................  $ 17,683      $11,234    $ 6,033
   Foreign currency translation adjustment.............       (41)           2         (9)
                                                         --------     --------   --------
 Total comprehensive income............................  $ 17,642      $11,236    $ 6,024
                                                         ========     ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (in thousands)

                                  CLASS A            CLASS B
                               COMMON STOCK        COMMON STOCK      ADDITIONAL               CUMULATIVE
                               ------------        ------------       PAID-IN     RETAINED    TRANSLATION
                              SHARES   AMOUNT    SHARES    AMOUNT     CAPITAL     EARNINGS    ADJUSTMENT     TOTAL
                              ------   ------    ------    ------     -------     --------    ----------     -----

Balance, December 31, 1997..    834     $   8    12,166     $ 122     $  1,355    $  1,936      $    (2)   $  3,419
Net transfers from
Related party...............     --        --        --        --           63          --           --          63
Translation adjustment .....     --        --        --        --           --          --           (9)         (9)
Net Proceeds from IPO/
  Issued Shares.............  5,226        53        --        --       22,791          --           --      22,844
Exercise of Overallotment
  Stock.....................    876         9      (876)       (9)          --          --           --          --
Exercise of Stock Options...     74        --        --        --          144          --           --         144
Compensatory Grant..........     --        --        --        --          248          --           --         248
   Less Unearned portion....     --        --        --        --         (126)         --           --        (126)
Net income .................     --        --        --        --           --       6,033           --       6,033
                             -------   -------  --------   -------   ----------  ----------    ---------  ----------
Balance, December 31, 1998..  7,010        70    11,290       113       24,475       7,969          (11)     32,616
                             =======   =======  ========   =======   ==========  ==========    =========  ==========

Translation adjustment .....     --        --        --        --           --          --            2           2
Exercise of Stock Options...    192         2        --        --          549          --           --         551
Tax Benefit related to
  Option Exercises..........     --        --        --        --          886          --           --         886
Compensatory Grant..........     --        --        --        --          340          --           --         340
   Less Prior year charge...     --        --        --        --         (122)         --           --        (122)
   Less Unearned portion....     --        --        --        --          (46)         --           --         (46)
Net income .................     --        --        --        --           --      11,234           --      11,234
                             -------   -------  --------   -------   ----------  ----------    ---------  ----------
Balance, December 31, 1999..  7,202        72    11,290       113       26,082      19,203           (9)     45,461
                             =======   =======  ========   =======   ==========  ==========    =========  ==========

Translation Adjustment......     --        --        --        --           --          --          (41)        (41)
Exercise of Stock Options...    129         1        --        --          782          --           --         783
Tax Benefit related to
  Option Exercises..........     --        --        --        --        1,258          --           --       1,258
Employee Stock Purchase
Plan........................     32        --        --        --          937          --           --         937

Compensatory Grant..........     --        --        --        --          340          --           --         340
  Less Prior year change....     --        --        --        --         (294)         --           --        (294)
  Less Unearned portion.....     --        --        --        --          (11)         --           --         (11)
Net Income..................     --        --        --        --           --      17,683           --      17,683
                             -------   -------  --------   -------   ----------  ----------    ---------  ----------
Balance, December 31, 2000..  7,363     $  73    11,290     $ 113     $ 29,094    $ 36,886      $   (50)   $ 66,116
                             =======   =======  ========   =======   ==========  ==========    =========  ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                          2000          1999          1998
                                                          ----          ----          ----
Cash flows from operating activities:
Net income.........................................     $ 17,683      $ 11,234      $  6,033
Adjustments to reconcile net income to net cash
provided
  by operating activities:
  Depreciation and amortization....................        4,507         3,037         2,222
  Provision/(reduction) for doubtful accounts......          572           (31)           45
  Deferred income taxes............................        6,341         4,258         3,510
  Tax benefit related to option exercises..........        1,258           886            --
Changes in assets and liabilities:
Accounts receivable................................      (10,825)        1,068        (3,959)
Other current assets...............................       (1,924)       (1,143)       (1,854)
Other assets.......................................         (902)         (116)         (410)
Accounts payable...................................        1,414          (309)          201
Accrued and other liabilities......................       12,096           562         7,548
Other adjustments for non-cash items...............           --            --            22
                                                        --------      --------      --------
Net cash provided by operating activities..........       30,220        19,446        13,358
                                                        --------      --------      --------

Cash flows used in investing activities:
Purchase of property and equipment.................      (10,652)       (5,924)       (3,743)
Investment.........................................       (1,955)           --            --
                                                        --------      --------      --------

Net cash used in investing activities..............      (12,607)       (5,924)       (3,743)


Cash flows from financing activities:
Proceeds from Initial Public Offering..............           --            --        23,250
Costs associated with Initial Public Offering......           --            --          (843)
Proceeds from stock plans / compensatory  grant ...        1,755           723           327
Proceeds from  (payments to) related party.........            8           (24)       (6,637)
                                                        --------      --------      --------
Net cash provided by financing activities..........        1,763           699        16,097


Effect of currency translation.....................          (41)            2            (9)

Increase in cash and cash equivalents..............       19,335        14,223        25,703
Cash and cash equivalents, at beginning of year....       42,641        28,418         2,715
                                                        --------      --------      --------
`
Cash and cash equivalents, at end of year..........     $ 61,976      $ 42,641      $ 28,418
                                                        ========      ========     =========

Supplemental information:
Cash paid for income taxes during the year.........     $  1,186      $  2,546      $     53
                                                        ========      ========     =========

The accompanying notes are an integral part of the consolidated financial statements

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


1.  BASIS OF PRESENTATION

     Cognizant Technology Solutions Corporation (the "Company" or "CTS") is principally engaged in providing high-quality, cost-effective, full life cycle solutions to complex software development and maintenance requirements that companies face as they transition to e-business. The Company has operations and subsidiaries in India, the United Kingdom, Germany, Canada and the United States. These services are delivered through the use of a seamless on-site and offshore consulting project team. These solutions include application
development  and  integration,   application   management,   and  re-engineering
services.

     The Company began its software development and maintenance services business in early 1994 as an in-house technology development center for The Dun & Bradstreet Corporation ("D&B") and its operating units. These operating units principally included A.C.Nielsen, Dun & Bradstreet Information Services, Dun & Bradstreet Software, Erisco, Inc. ("Erisco"), IMS International, Inc. ("IMS International"), NCH Promotional Services, Inc., Nielsen Media Research, Inc. ("Nielsen Media Research"), The Reuben H. Donnelley Corporation, Pilot Software, Inc. ("Pilot Software") and Strategic Technologies, Inc. ("Strategic
Technologies"), and a majority interest in Gartner Group, Inc. ("Gartner Group"). In November 1996, the Company, Erisco, IMS International, Nielsen Media Research, Pilot Software, Strategic Technologies and certain other entities, plus a majority interest in Gartner Group, were spun-off from D&B to form Cognizant, the then majority owner and controlling parent of the Company. At that time, ACNielsen was separately spun-off from D&B and Dun & Bradstreet Software was sold to GEAC Software. In 1997, Cognizant sold Pilot Software to a third party.

     In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3,468 making the Indian subsidiary wholly owned by the Company.

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

     In June 1998, the Company completed its IPO. (See Note 3 to the Consolidated Financial Statements.) As of December 31, 2000, IMS Health owned a majority and controlling interest in the outstanding Common Stock of the Company and held approximately 93.9% of the combined voting power of the Company's Common Stock

     IMS Health currently provides the Company with certain administrative services, including payroll and payables processing, e-mail, tax planning and compliance, and permits the Company to participate in IMS Health's business insurance plans. Certain employees also participate in IMS Health's employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


subsequent  services  were  performed and charged to the Company under the CTS /
IMS  Health  intercompany   services  agreement.   (See  also  Note  10  to  the
Consolidated Financial Statements.)

     On February 11, 2000, the Board of Directors declared a 2-for-1 stock split of Class A and Class B Common Stock effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. The stock split has been reflected in the accompanying financial statements, and all applicable references to the number of outstanding common shares and per share information has been restated. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options. Stockholders' equity account have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the capital in excess of par value account to the common stock accounts.

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

Investments. Investments in business entities in which the Company does not have control or the ability to exercise significant influence over the operating and financial policies are accounted for under the cost method. Investments are evaluated, at each balance sheet date, for impairment.

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

Purchased Software. Purchased software that is intended for internal use is capitalized, including the salaries and benefits of employees that are directly involved in the installation of such software. The capitalized costs are amortized on a straight-line method over the lesser of three years or its useful life.

Goodwill. Goodwill represents the excess of the purchase price of the former minority interest in the Company's Indian subsidiary over the fair values of amounts assigned to the incremental net assets acquired. Amortization expense is recorded using the straight-line method over a period of seven years. Amortization expense was $317 for each of the years ended December 31, 2000, 1999 and 1998. Accumulated amortization was $1,028 and $711 at December 31, 2000 and 1999, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset.

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

Risks and Uncertainties. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The most significant estimates relate to the allowance for doubtful accounts, reserve for warranties, reserves for employee benefits,

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


depreciation of fixed assets and long-lived assets and the recognition of revenue and profits based on the percentage of completion method of accounting for fixed bid contracts. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying financial statements.

     All of the Company's software development centers, including a substantial majority of its employees are located in India. As a result, the Company may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic conditions. To date, the Company has not engaged in any significant hedging transactions to mitigate its risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers.

Net Income Per Share. Basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all dilutive potential common stock in the weighted average shares outstanding. (See Note 8 to the Consolidated Financial Statements)

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions.

Income Taxes. Prior to the consummation of the Company's IPO, the Company had been included in the federal and certain state income tax returns of Cognizant and D&B. The provision for income taxes in the Company's consolidated financial statements has been calculated on a separate company basis. Income tax benefits realized by the Company and utilized by Cognizant or D&B are included in stockholders' equity. The Company is no longer included in the consolidated return of its majority owner and controlling parent company, and is required to file separate income tax returns.

     On a stand-alone basis, the Company provides for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


     CTS India is an export oriented company that is entitled to claim a tax holiday for a period of nine years from April 1995 through March 2004 in respect to its export profits. Under the Indian Income Tax Act of 1961, substantially all of the earnings of the Company's Indian subsidiary are currently exempt from Indian Income Tax as profits are attributable to export operations. However, since management currently intends to repatriate all accumulated earnings from India to the United States, the Company has provided deferred U.S. income taxes on all such Indian undistributed earnings.

Stock-Based Compensation. With respect to stock options granted to employees, SFAS No. 123 "Accounting for Stock-Based Compensation" permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. Management has decided to continue to use the provisions of APB 25 and not to adopt SFAS No. 123's accounting provisions, but has included the required pro forma disclosures.

Reclassifications. Certain prior-year amounts have been reclassified to conform with the 2000 presentation.

Recently Issued Accounting Standards. In July 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of FASB No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133", which amends certain provisions of SFAS No. 133. As a result of SFAS No. 137, the Company intends to implement SFAS No. 133 and the corresponding amendments of SFAS No. 138 for the fiscal quarter ending March 31, 2001. The adoption of this SFAS No. 133 as amended by SFAS No. 138 will not have a material effect on the Company's results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company's revenue recognition policies and practices are in conformance with SAB 101.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)



     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion 25. The provisions of FIN No. 44 are effective July 1, 2000. Adoption of FIN 44 had no effect on the Company's financial statements.

3.  INITIAL PUBLIC OFFERING

        On June 24, 1998, the Company consummated its Initial Public Offering ("IPO") of 5,834,000 shares of its Common Stock at a price of $5.00 per share (on a post-split basis), 5,000,000 of which were issued and sold by the Company and 834,000 of which were sold by Cognizant Corporation ("Cognizant"), the Company's then majority owner and controlling parent company. The net proceeds to the Company from the IPO were approximately $22,407 after $843 of direct expenses. In July 1998, IMS Health (the accounting successor to Cognizant) sold 875,000 shares of Class B Common Stock, which were converted to Class A Common Stock pursuant to an over allotment option granted to the underwriters of the IPO. Of the total net proceeds received by the Company upon the consummation of its IPO, approximately $6,637 was used to repay the related party balance then owed to Cognizant. The related party balance resulted from certain advances to the Company from Cognizant used to purchase the minority interest of the Company's Indian subsidiary and to fund payroll and accounts payable. Concurrent with the IPO, the Company reclassified the amounts in mandatorily redeemable common stock to stockholders' equity as the redemption feature was voided. (See
Note 8 to the Consolidated Financial Statements.)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


4.  SUPPLEMENTAL FINANCIAL DATA

Property and Equipment

     Property and equipment consist of the following:

                                        ESTIMATED             DECEMBER 31
                                       USEFUL LIFE            -----------
                                        (YEARS)          2000            1999
                                        -------          ----            ----

Buildings.........................         40         $    509               --
Computer equipment and
  purchased software..............         3            14,018         $  8,397
Furniture and equipment...........       5 - 9           6,559            4,760
Land..............................                       1,580               --
Leasehold improvements............      Various          4,268            3,134
                                                      --------         --------
  Sub-total.......................                      26,934           16,291
Accumulated depreciation and
  amortization....................                     (10,997)          (6,817)
                                                      --------         --------
Property and Equipment - Net......                    $ 15,937         $  9,474
                                                      ========         ========


Accrued Expenses and Other Liabilities

     Accrued expenses and other current liabilities consist of the following:

                                                             DECEMBER 31,
                                                             ------------
                                                         2000            1999
                                                         ----            ----

Accrued bonuses and commissions....................   $ 10,581         $  5,143
Accrued vacation...................................      1,873            1,217
Accrued travel and entertainment...................      2,398              948
Deferred revenue...................................      2,199              677
Accrued income taxes...............................      1,446               --
Other..............................................      5,368            3,784
                                                      --------         --------
                                                      $ 23,865         $ 11,769
                                                      ========         ========

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


5.  INVESTMENT

     In June 2000, the Company announced a strategic relationship with Trident Capital, a leading venture capital firm, to jointly invest in emerging e-business service and technology companies. In accordance with this strategy, the Company invested approximately $2,000 in Questra Corporation, an e-business software and consulting firm headquartered in Rochester, New York, in return for a 5.8% equity interest. Trident Capital also independently made a direct investment in Questra Corporation. The Company's investment is being accounted for under the cost basis of accounting.

6.  EMPLOYEE BENEFITS

     Beginning in 1997, certain U.S. employees of the Company were eligible to participate in Cognizant's and now IMS Health's 401(k) plan. The Company matches up to 50.0% of the eligible employee's contribution. The amount charged to expense for the Company's matching contribution was $31, $49 and $55 for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, the Company established a 401(k) plan which certain U.S. employees of the Company became eligible to participate in. The Company matches up to 50.0% of the eligible employee's contribution. The amount charged to expense for the matching contribution was $195 for the year ended December 31, 2000.

     Certain of the Company's employees participate in IMS Health's defined benefit pension plan. The costs to the Company recognized as postretirement benefit costs and related liabilities were not material to the Company's results of operations or financial position for the years presented. (See Note 10 to the Consolidated Financial Statements.)

     CTS India maintains an employee benefit plan that covers substantially all India-based employees. The employees' provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to twelve percent of their base compensation, which is matched by an equal contribution by CTS India. Contribution expense recognized was $501, $338, and $186 for the years ended December 31, 2000, 1999 and 1998, respectively.

     CTS India also maintains a statutory gratuity plan that is a statutory postemployment benefit plan providing defined lump sum benefits. CTS India makes annual contributions to an employees' gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. The Company estimates its obligation based upon employees' salary and years of service. Expense recognized by the Company was $511, $358 and $135 for the years ended December 31, 2000, 1999 and 1998, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


7.  INCOME TAXES

     Income (loss) before provision for income taxes consisted of the following for years ended December 31:

                                                              2000          1999         1998
                                                              ----          ----         ----
U.S......................................................   $  7,469     $  7,553      $ (2,862)
Non-U.S..................................................     20,778       10,392        12,501
                                                            --------     --------      --------
Total....................................................   $ 28,247     $ 17,945      $  9,639
                                                            ========     ========      ========

     The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                              2000          1999         1998
                                                              ----          ----         ----
U.S. Federal and state:
  Current................................................   $  3,276     $  3,079      $     75
  Deferred...............................................      6,409        3,354         3,516
                                                            --------     --------      --------
  Total U.S. Federal and state...........................      9,685        6,433         3,591
                                                            --------     --------      --------
Non-U.S.:
  Current................................................        961          315            20
  Deferred...............................................        (82)         (37)           (5)
                                                            --------     --------      --------
  Total non-U.S..........................................        879          278            15
                                                            --------     --------      --------
  Total..................................................    $10,564      $ 6,711      $  3,606
                                                            ========     ========      ========


     The following table sets forth the significant differences between the U.S. federal statutory taxes and the Company's provision for income taxes for consolidated financial statement purposes:

                                                              2000          1999         1998
                                                              ----          ----         ----
Tax expense at U.S. Federal statutory rate...............   $  9,604     $  6,101      $  3,277
State and local income taxes, net of Federal benefit.....        375          398          (110)
Goodwill.................................................        108          109           108
Other....................................................        477          103           331
                                                            --------     --------      --------
Total income taxes.......................................   $ 10,564     $  6,711      $  3,606
                                                            ========     ========      ========

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


The Company's deferred tax assets (liabilities) are comprised of the following at December 31:

                                                                    2000           1999
                                                                    ----           ----
Deferred tax assets:
  Net operating losses........................................    $    120        $     37
                                                                 ----------      ----------
Net deferred tax assets.......................................         120              37
                                                                 ----------      ----------
Deferred tax liabilities:
  Undistributed Indian income.................................     (16,822)        (10,398)
                                                                 ----------      ----------
Total deferred tax liabilities................................     (16,822)        (10,398)
                                                                 ----------      ----------
Net deferred tax liability....................................    $ 16,702        $(10,361)
                                                                 ==========      ==========

At December 31, 2000, the Company had $120 of tax credit carry forwards related to Germany net operating losses, which do not expire. At December 31, 2000, the Company had $33 of tax credits related to Canada net operating losses, which can be carried back for three years and carried forward for seven.

     CTS India is an export oriented company that is entitled to claim a tax holiday for a period of nine years from April 1995 through March 2004 in respect to its export profits. Under the Indian Income Tax Act of 1961, substantially all of the earnings of the Company's Indian subsidiary are currently exempt from Indian Income Tax as profits are attributable to export operations. However, since management currently intends to repatriate all accumulated earnings from India to the United States, the Company has provided deferred U.S. income taxes on all such undistributed earnings. The Company has determined that the income taxes recorded by the Company would not be materially different in the absence of the current tax exemption and, therefore, the tax exemption had no material effect on earnings per share.

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

     Subsequent to the IPO, the underwriters exercised their right to purchase an additional 875,100 shares of Class A Common Stock. As a result, IMS Health, the majority owner and controlling parent of the Company, converted 875,100 shares of Class B Common stock into Class A Common Stock and subsequently sold such shares.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


     On February 11, 2000, the Board of Directors declared a 2-for-1 stock split of Class A and Class B Common Stock effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. The stock split has been reflected in the accompanying financial statements, and all applicable references to the number of outstanding common shares and per share information has been restated. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options. Stockholders' equity account have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the capital in excess of par value account to the common stock accounts.

     On May 23, 2000, the stockholders of the Company approved an increase in the number of authorized Class B common Stock from 15,000,000 shares to 25,000,000 shares.

B. Redeemable Common Stock. On July 25, 1997, certain management employees of the Company and its affiliates subscribed and subsequently purchased Common
Stock under the "Key Employees Restricted Stock Purchase Plan." These shares were purchased by the employees at the then estimated fair market value of $1.93 per share. Holders of the stock may put, at any time, to the Company their shares at the lower of the purchase price or the share price based on a valuation of the Company at the time of the put. Upon consummation of the IPO, this put right terminated. The Company initially recorded the value of the purchased stock outside the equity section. In 1998, upon the completion of the initial public offering, all redemption conditions were removed, and the shares were reclassified to common stock.

9.  EMPLOYEE STOCK OPTIONS PLANS

     In July 1997, CTS adopted a Key Employees Stock Option Plan, which provides for the grant of up to 1,397,500 stock options to eligible employees. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. As a result of the IPO, all options have a life of ten years, vest proportionally over four years and have an exercise price equal to the fair market value of the common stock on the grant date.

     In December 1997, CTS adopted a Non-Employee Directors' Stock Option Plan, which provides for the grant of up to 143,000 stock options to eligible directors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. As a result of the IPO, all options have a life of ten years, vest proportionally over two years and have an exercise price equal to the fair market value of the common stock on the grant date.

     In March 1998, CTS granted non-qualified stock options to purchase an aggregate of 97,500 shares to CTS's Chairman and Chief Executive Officer at an exercise price of $13.84 per share, an amount less than the then fair market value of the shares on the date of the grant. The Company has recorded the related compensation expense over the vesting period of these options.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


     In May 1999, CTS adopted the 1999 Incentive Compensation Plan, which provides for the grant of up to 2,000,000 stock options to eligible employees, nonemployee Directors and independent contractors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. All options have a life of ten years, vest proportionally over four years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the grant date. On May 23, 2000, the stockholders of the Company approved an increase in the number of shares available for issuance under this plan from 2,000,000 to 3,000,000 shares.

     A summary of the Company's stock option activity, and related information is as follows:

                                                                            DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                                    2000                       1999                    1998
                                        ------------------------------------------------------------------------------
                                                   WEIGHTED                   WEIGHTED                  WEIGHTED
                                                   AVERAGE                    AVERAGE                   AVERAGE
                                                   EXERCISE                   EXERCISE                  EXERCISE
                                             SHARES       PRICE        SHARES         PRICE        SHARES       PRICE
                                             ------       -----        ------         -----        ------       -----

Outstanding at beginning of year.......    2,551,808     $  8.37     1,370,052       $  2.93     1,079,650     $ 2.02
  Granted, Employee Option Plan........           --          --       122,400       $ 13.73       371,900     $ 4.87
  Granted, Directors Option Plan.......           --          --        40,000       $ 11.16        73,000     $ 5.00
  Granted, 1999 Incentive Comp. Plan...    1,407,900     $ 37.59     1,277,000       $ 12.58            --         --
  Exercised............................     (129,868)    $  6.01      (191,494)      $  2.88       (74,222)    $ 1.93
  Canceled/Expired.....................     (148,628)    $ 26.43       (66,150)      $  4.51       (80,276)    $ 2.79
                                           ---------     -------     ---------       -------     ---------     ------
Outstanding - end of year..............    3,681,212     $ 18.90     2,551,808       $  8.37     1,370,052     $ 2.93
                                           ---------     -------     ---------       -------     ---------     ------
Exercisable - end of year..............      956,608     $  5.83       441,902       $  3.40       224,130     $ 2.35


     The following summarizes information about the Company's stock options outstanding and exercisable by price range at December 31, 2000:

----------------------------------------------------------------------------------------------------------------
                       OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------
    RANGE OF                           WEIGHTED AVERAGE           WEIGHTED
    EXERCISE           NUMBER              REMAINING              AVERAGE                       WEIGHTED AVERAGE
     PRICES         OUTSTANDING    CONTRACTUAL LIFE IN YEARS   EXERCISE PRICE     OPTIONS        EXERCISE PRICE
----------------    -----------    -------------------------   --------------     -------       ----------------
  $1.93 - $1.93       666,951             6.5 Years                $ 1.93         445,285             $ 1.93
  $3.46 - $5.00       309,234             7.3 Years                $ 4.48         192,358             $ 4.35
  $5.44 - $8.06        36,300             7.7 Years                $ 6.36          13,300             $ 6.38
 $10.75 - $15.36    1,324,527             8.4 Years                $12.43         303,665             $12.31
 $28.94 - $42.13    1,106,200             9.6 Years                $33.43           2,000             $29.94
 $43.88 - $65.00      234,000             9.2 Years                $55.41               0
 $66.56 - $68.75        4,000             9.2 Years                $67.66               0
                    ---------

Total               3,681,212             8.4 Years                $18.90         956,608             $ 5.83

----------------------------------------------------------------------------------------------------------------

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


Compensation cost recognized by the Company under APB 25 was $35, $172 and $122 for 2000 1999, and 1998, respectively.

     Had compensation cost for the Company's stock-based compensation plans, as well as the IMS Health options held by certain executive officers (See Note 10 to the Consolidated Financial Statements), been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                    DECEMBER 31,
                                                                    ------------
                                                          2000           1999           1998
                                                          ----           ----           ----
Net income
  As reported.........................................   $17,683        $11,234        $6,033
  Pro forma...........................................   $12,815        $10,047        $5,747
As reported
  Net income per share, basic.........................     $0.95          $0.61         $0.38
  Net income per share, diluted.......................     $0.87          $0.58         $0.36
Pro forma
  Net income per share, basic.........................     $0.69          $0.55         $0.36
  Net income per share, diluted.......................     $0.63          $0.52         $0.35


     The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

     For purposes of pro forma disclosures only, the fair value for all Company options was estimated at the date of grant using the Black-Scholes option model with the following weighted average assumptions in 2000; risk-free interest rate of 6.1%, expected dividend yield of 0.0%, expected volatility of 75% and expected life of 3.9 years. 1999 assumptions; risk-free interest rate of 5.6 %, expected dividend yield of 0.0%, expected volatility of 75.0% and expected life of 3.9 years. 1998 assumptions; risk-free interest rate of 5.4 %, expected dividend yield of 0.0%, expected volatility of 48.0% and expected life of 3.6 years. The weighted-average fair value of the Company's options granted during 2000, 1999 and 1998 was $21.71, $7.45 and $2.34, respectively. The assumptions used in 1999 for IMS Health stock options were: risk-free interest rate of 4.8%, expected dividend yield of 0.3%, expected volatility of 35.0% and expected life of 3.0 years. The assumptions used in 1998 for IMS Health stock options were: risk-free interest rate of 5.5%, expected dividend yield of 0.3%, expected volatility of 25.0% and expected life of 3.0 years. The weighted average fair value of IMS Health stock options granted to certain executive officers in 1998 was $7.14 and in 1999 was $9.99.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


10.  OTHER TRANSACTIONS WITH AFFILIATES

     IMS Health currently provides the Company with certain administrative services, including payroll and payables processing, e-mail, tax planning and compliance, and permits the Company to participate in IMS Health's business insurance plans. Certain employees also participate in IMS Health's employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under the CTS / IMS Health intercompany services agreement.

Affiliated Agreements. In 1997, the Company entered into various agreements with Cognizant which were assigned to IMS Health as part of the 1998 Reorganization. The agreements include an Intercompany Services Agreement for services provided by IMS Health such as payroll and payables processing, tax, real estate and risk management services, a License Agreement to use the "Cognizant" trade name and an Intercompany Agreement. On July 1, 1998, IMS Health transferred all of its rights to the "Cognizant" name and related trade and service marks to the Company.

Revenues. In 2000, the Company recognized related party revenues totaling $14,273 including revenues from IMS Health and Strategic Technologies (through August 30, 2000). In 1999, the Company recognized related party revenues totaling $14,820 including revenues from IMS Health and Strategic Technologies. In 1998, the Company recognized related party revenues totaling $13,575 including  revenues from IMS Health,  Nielsen Media  Research  (through June 30,
1998), Strategic Technologies and Gartner Group.

Services. The Company, IMS Health and Nielsen Media Research have entered into Master Services Agreements pursuant to which the Company provides IT services to such subsidiaries. IMS Health, Cognizant and D&B provided the Company with certain administrative services, including financial planning and administration, legal, tax planning and compliance, treasury and communications, and permitted the Company to participate in their insurance and employee benefit plans during their respective periods of ownership (See Note 1 to the Consolidated Financial Statements). Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under the CTS / IMS Health intercompany services agreement. Management believes that these allocations are reasonable. Total costs charged to the Company by IMS Health in connection with these services were $254, $350 and $1,666 for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in such costs during 1999 and 2000 was a result of the majority of the Company's employees no longer participating in IMS Health's employee benefits plan effective January 1, 1999.

     The Company financed the acquisition of the minority interest and its operations through intercompany balances with Cognizant, which were repaid with proceeds from the IPO. No interest was charged on these transactions.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


Such transactions in 2000, 1999 and 1998 are as follows:

                                                   2000       1999        1998
                                                   ----       ----        ----
     Proceeds from (payments to), net...........    $8        $(24)     $(6,637)


Leases. In 1998, the Company leased office space from a subsidiary of IMS Health and made annual lease payments to the subsidiary of $107.

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

Stock Options. In November 1996, in consideration for services to the Company, Cognizant Corporation granted an executive officer and director of the Company options to purchase an aggregate of 114,900 shares (on a pre-split basis) of the common stock of Cognizant Corporation at an exercise price of $33.38 per share. Such executive officer and director agreed to forfeit options to purchase 58,334 shares (on a pre-split basis) of Cognizant Corporation common stock upon the consummation of the Company's initial public offering. In July 1998, IMS Health granted an executive officer options to purchase an aggregate of 8,158 shares (on a pre-split basis) of the common stock of IMS Health at an exercise price of $30.17 per share. All remaining such options have since been converted into options to purchase the common stock of IMS Health as a result of the Reorganization that occurred on July 1, 1998, the two-for-one split of IMS Health stock that occurred on January 15, 1999, the distribution of Gartner Group shares that occurred on July 26, 1999 and the distribution of Synavant Inc. (formerly known as Strategic Technologies) shares that occurred on August 30, 2000. At December 31, 2000 after adjusting for the Reorganization, the split of IMSH stock and the distribution of Gartner Group and Synavant Inc. shares, such officer had 172,297 options in IMS Health outstanding at a weighted average exercise price of $15.96 per share. At December 31, 2000, 136,750 options were exercisable.

     In November 1996, Cognizant Corporation granted an executive officer options to purchase an aggregate of 60,000 shares (on a pre-split basis) of the common stock of Cognizant Corporation at an exercise price of $33.38 per share. In addition, in November 1996, such executive officer was granted options to purchase an aggregate of 20,000 shares (on a pre-split basis) of the common stock of Cognizant Corporation at an exercise price of $33.38 per share, which was equal to the fair market value at the grant date, by paying ten percent of the option exercise price as an advance payment toward such exercise. The unvested portion of such advance payment is refundable under certain conditions. The remaining 90 percent is payable at exercise. In July 1998, IMS Health granted an executive officer options to purchase an

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)



aggregate of 9,106 shares (on a pre-split basis) of the common stock of IMS Health at an exercise price of $30.17 per share. All remaining such options have since been converted into options to purchase the common stock of IMS Health as a result of the Reorganization, the two-for-one split of IMS Health stock, the distribution of Gartner Group and Synavant Inc. shares discussed above. At December 31, 2000, after adjusting for the Reorganization, the split of IMSH stock and the distribution of Gartner Group and Synavant Inc. shares, such officer had 19,001 options in IMS Health outstanding at a weighted average exercise price of $16.84 per share. At December 31, 2000, 19,001 options were exercisable.

11.  COMMITMENTS

     The Company leases office space under operating leases, which expire at various dates through the year 2008. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2000 are as follows:

    2001...........................................................   $ 3,441
    2002...........................................................     2,934
    2003...........................................................     2,537
    2004...........................................................     1,454
    2005...........................................................       901
    Thereafter.....................................................       180
                                                                       ------
    Total minimum lease payments...................................   $11,447
                                                                      =======

     Rental expense totaled $3,472, $1,823 and $1,260 for years ended December 31, 2000, 1999 and 1998, respectively.

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

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Information about the Company's operations and total assets in North America, Europe and Asia for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                     2000            1999            1998
                                     ----            ----            ----
REVENUES (1)
North America..............       $ 114,932        $ 71,171        $ 47,883
Europe.....................          20,959          17,352          10,481
Asia.......................           1,140             381             242
                                  ---------        --------        --------
Consolidated...............       $ 137,031        $ 88,904        $ 58,606
                                  =========        ========        ========


OPERATING INCOME (1)
North America..............       $  21,918        $ 13,328        $  6,724
Europe.....................           3,994           3,245           2,098
Asia.......................             216              72              96
                                  ---------        --------        --------
Consolidated...............       $  26,128        $ 16,645        $  8,918
                                  =========        ========        ========


IDENTIFIABLE ASSETS
North America..............       $  71,464        $ 43,671        $ 36,294
Europe.....................           7,293           3,408           2,846
Asia.......................          30,783          21,947          12,539
                                  ---------        --------        --------
Consolidated...............       $ 109,540        $ 69,026        $ 51,679
                                  =========        ========        ========


(1) Revenues and resulting operating income are attributed to regions based upon customer location.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


     The Company, operating globally, provides software services for medium and large businesses. North American operations consist primarily of software services in the United States and Canada. European operations consist primarily of software services principally in the United Kingdom and Germany. Asian operations consist primarily of software services principally in India.

     During 1998, 1999 and 2000, the Company's top five customers accounted for, in the aggregate, 60.5%, 57.3% and 39.5% of revenues, respectively. The Company's ten largest customers accounted for, in the aggregate, approximately 81.0%, 75.3% and 59.1% of the Company's revenues in 1998, 1999 and 2000, respectively. In 2000, sales to related party customers accounted for 10.4% of revenues. No third party customer accounted for sales in excess of 10% of revenues in 2000. In 1999, sales to related party customers accounted for 16.7% of revenues and one third party customer accounted for 17.4% of revenues. In 1998, sales to related party customers accounted for 23.2% of revenues and two third party customers accounted for 12.5% and 11.3% of revenues, respectively. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    Three Months Ended
                                    -----------------------------------------------------
2000                                 March 31     June 30    September 30     December 31    Full Year
-------------------------------------------------------------------------------------------------------
Operating Revenue                     $27,070     $31,801      $37,107          $41,053      $137,031
Gross Profit                          $13,131     $15,425      $17,997          $20,041       $66,594
Income from Operations                 $5,123      $6,041       $7,079           $7,885       $26,128
Net Income                             $3,461      $4,017       $4,785           $5,420       $17,683
Earnings Per Share of Common Stock
  Basic                                 $0.19       $0.22        $0.26            $0.29         $0.95(1)
  Diluted                               $0.17       $0.20        $0.24            $0.27         $0.87(1)
-------------------------------------------------------------------------------------------------------

                                                    Three Months Ended
                                    ----------------------------------------------------
1999                                 March 31     June 30    September 30     December 31    Full Year
-------------------------------------------------------------------------------------------------------

Operating Revenue                     $20,426     $21,498      $22,876          $24,104       $88,904
Gross Profit                           $9,715     $10,349      $11,003          $11,676       $42,743
Income from Operations                 $4,070      $3,863       $4,176           $4,536       $16,645
Net Income                             $2,759      $2,555       $2,860           $3,060       $11,234
Earnings Per Share of Common Stock
  Basic                                 $0.15       $0.14        $0.16            $0.17         $0.61(1)
  Diluted                               $0.14       $0.13        $0.15            $0.15         $0.58(1)
-------------------------------------------------------------------------------------------------------

(1) The sum of the quarterly earnings per share does not equal full year earnings per share due to rounding.

                   Cognizant Technology Solutions Corporation
                        Valuation and Qualifying Accounts
                             (Dollars in Thousands)


Accounts Receivable Allowance:


         Balance at     Charged to    Charged to
        Beginning of    Costs and       Other                        Balance at
Year      Period         Expenses      Accounts      Deductions    End of Period
----    ------------    ----------    ----------     ----------    -------------
2000      $    225       $   572                        $  281        $    516
1999      $    274       $   (31)                       $   18        $    225
1998      $    239       $    45                        $   10        $    274