Form 10-Q
period 2001-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2001-05-11
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                           Commission File No. 0-24429

                   Cognizant Technology Solutions Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                         13-3728359
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

500 Glenpointe Centre West, Teaneck, New Jersey                          07666
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

                 Yes:  X                         No:
                     -----                          -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of May 2, 2001:

           Class                                     Number of Shares
           -----                                     ----------------

 Class A Common Stock, par
   value $.01 per share                                  7,547,626

 Class B Common Stock, par
   value $.01 per share                                 11,290,900

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

    Item 1. Condensed Consolidated Financial Statements (Unaudited)....     1

            Condensed Consolidated Statements of Income and
            Comprehensive Income (Unaudited) for the Three Months
            Ended March 31, 2001 and 2000..............................     2

            Condensed Consolidated Statements of Financial
            Position  (Unaudited) as of March 31, 2001 and
            December 31, 2000..........................................     3

            Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Three Months Ended March 31,
            2001 and 2000..............................................     4

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)................................................     5

    Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition..............     9

PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K...........................    15

    SIGNATURES.........................................................    16

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2001         2000
                                                         ----         ----

Revenues...........................................     $39,986      $23,564
Revenues - related party...........................       3,418        3,506
                                                        -------      -------
  Total revenues...................................      43,404       27,070

Cost of revenues...................................      22,369       13,939
                                                        -------      -------
Gross profit  .....................................      21,035       13,131

Selling, general and administrative
  expenses.........................................      11,208        7,037
Depreciation and amortization expense..............       1,438          971
                                                        -------      -------
Income from operations.............................       8,389        5,123

Other income:
  Interest income..................................         746          505
  Other income / (expense) - net...................        (245)         (99)
                                                        -------      -------
      Total other income...........................         501          406
                                                        -------      -------

Income before provision for income taxes...........       8,890        5,529
Provision for income taxes.........................      (3,325)      (2,068)
                                                        -------      -------
Net income.........................................     $ 5,565      $ 3,461
                                                        =======      =======

Basic earnings per share...........................     $  0.30      $  0.19
                                                        =======      =======
Diluted earnings per share.........................     $  0.28      $  0.17
                                                        =======      =======

Weighted average number of common
  shares outstanding - Basic.......................      18,698       18,500
Dilutive effect of shares issuable as of period-end
  under stock option plans.........................       1,534        1,687
                                                        -------      -------
Weighted average number of common
  shares outstanding - Diluted.....................      20,232       20,187
                                                        =======      =======

Comprehensive income:
Net income.........................................     $ 5,565      $ 3,461

Foreign currency translation adjustments...........        (116)           4
                                                        -------      -------
Other comprehensive (loss) / income, net of tax....        (116)           4
                                                        -------      -------
Comprehensive income...............................     $ 5,449      $ 3,465
                                                        =======      =======

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2001              2000
                                                                              -----------       ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents..............................................   $  60,966         $  61,976
     Trade accounts receivable, net of allowance of $1,069 and
       $516, respectively...................................................      18,430            19,187
     Trade accounts receivable-related party................................       1,514             1,361
     Unbilled accounts receivable...........................................       3,726             1,941
     Other current assets...................................................       4,137             3,758
                                                                               ---------         ---------
         Total current assets...............................................      88,773            88,223
                                                                               ---------         ---------

Property and equipment, net of accumulated depreciation of $12,290 and
   $10,997, respectively....................................................      17,641            15,937
Goodwill, net...............................................................       1,116             1,195
Investment..................................................................       1,955             1,955
Other assets................................................................       2,310             2,230
                                                                               ---------         ---------
         Total assets.......................................................   $ 111,795         $ 109,540
                                                                               =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................................   $   2,230         $   2,857
     Accrued and other current liabilities..................................      18,306            23,865
                                                                               ---------         ---------
         Total current liabilities..........................................      20,536            26,722

Deferred income taxes.......................................................      18,415            16,702
                                                                               ---------         ---------
         Total liabilities..................................................      38,951            43,424
                                                                               ---------         ---------

Commitments and Contingencies (See Note 7 to the Condensed
Consolidated Financials Statements)

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued......          --                --
Class A common stock, $.01 par value, 100,000 shares authorized,
     7,474 shares and 7,362 shares issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively.....................          74                73
Class B common stock, $.01 par value, 25,000 shares authorized,
     11,291 shares issued and outstanding at March 31, 2001 and
     December 31, 2000, respectively........................................         113               113
Additional paid-in-capital..................................................      30,373            29,094
Retained earnings...........................................................      42,450            36,886
Cumulative translation adjustment...........................................        (166)              (50)
                                                                               ---------         ---------
         Total stockholders' equity.........................................      72,844            66,116
                                                                               ---------         ---------
         Total liabilities and stockholders' equity.........................   $ 111,795         $ 109,540
                                                                               =========         =========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------
                                                                                  2001              2000
                                                                               ---------         ---------
Cash flows from operating activities:
Net income.................................................................    $   5,565         $   3,461
Adjustments to reconcile net income to net cash provided
by / (used in) operating activities:
         Depreciation and amortization.....................................        1,438               971
         Provision for doubtful accounts...................................          755                13
         Deferred income taxes.............................................        1,713             1,639
             Tax benefit related to option exercises.......................          523                30
Changes in assets and liabilities (increase) / decrease:
         Trade accounts receivable.........................................           51            (4,589)
         Other current assets..............................................       (2,366)           (1,538)
         Other assets......................................................          (35)             (128)
         Accounts payable..................................................         (627)              336
         Accrued and other liabilities.....................................       (5,559)           (2,046)
                                                                               ---------         ---------
Net cash provided by / (used in) operating activities......................        1,458            (1,851)
                                                                               ---------         ---------
Cash flows from investing activities:
Purchase of property and equipment.........................................       (3,108)             (793)
                                                                               ---------         ---------
Net cash provided by / (used in) investing activities......................       (3,108)             (793)
                                                                               ---------         ---------

Cash flows from financing activities:
Proceeds from stock plans / compensatory grant.............................          756               351
Payments to related party..................................................           --                 8
                                                                               ---------         ---------
Net cash provided by / (used in) financing activities......................          756               359
                                                                               ---------         ---------

Effect of currency translation.............................................         (116)                4
                                                                               ---------         ---------

Increase / (decrease) in cash and cash equivalents ........................       (1,010)           (2,281)
Cash and cash equivalents, beginning of year...............................       61,976            42,641
                                                                               ---------         ---------
         Cash and cash equivalents, end of period..........................    $  60,966         $  40,360
                                                                               =========         =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for income taxes..........................    $     832         $     227

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (the "Company") in accordance with generally accepted accounting principles and
Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 2000 Annual Report on Form 10-K. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior period amounts have been reclassified to conform with the 2001 presentation.

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

NOTE 3 - COMPREHENSIVE INCOME:

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments. Accumulated balances of Cumulative Translation Adjustments, as of March 31, 2001 and 2000 are as follows:

                                                           Cumulative
                                                           Translation
                                                           Adjustment
                                                           ----------
        Balance, December 31, 2000...................      $     (50)
        Period Net Change............................           (116)
                                                           ----------
        Balance, March 31, 2001......................      $    (166)
                                                           =========

        Balance, December 31, 1999...................      $      (9)
        Period Net Change............................              4
                                                           ---------
        Balance, March 31, 2000......................      $      (5)
                                                           =========

NOTE 4 - RELATED PARTY TRANSACTIONS:

     As of March 31, 2001, IMS Health Incorporated ("IMS Health") owned approximately 60.2% of the outstanding Common Stock of the Company (representing all of the Company's Class B Common Stock) and held approximately 93.8% of the combined voting power of the Company's Common Stock.

     IMS Health currently provides the Company with certain administrative services including payroll and payables processing, e-mail, tax planning and compliance and permits the Company to participate in certain of IMS Health's business insurance plans. In 2000, the Company initiated its own employee benefit plans for its employees. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. Services provided subsequent to the IPO were performed under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $110 and $26 for the three-month periods ended March 31, 2001 and 2000, respectively.

     Other related party disclosures are included in Note 6 to the Condensed Consolidated Financial Statements.

NOTE 5 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

     In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", which amends certain provisions of SFAS No. 133. As a result of SFAS No. 137, the Company has implemented SFAS No. 133 and the corresponding amendments of SFAS No. 138 for the fiscal quarter ended March 31, 2001. There was no material impact on the Company's results of operations, financial position or cash flows as a result of the adoption of these pronouncements.

NOTE 6 - SEGMENT INFORMATION

     The Company delivers full life cycle solutions to complex software development and maintenance challenges that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's primary service offerings include: application development and integration; application management; re-engineering; and mass change. North American operations consist primarily of software development and maintenance consulting services in the United States and Canada. European operations consist primarily of software development and maintenance consulting services principally in the United Kingdom and Germany. Asian operations consist primarily of software development and maintenance consulting services principally in India. Information about the Company's operations and total assets in North America, Europe and Asia for the three month period ended March 31, 2001 and 2000 are presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," as follows:

                                            THREE MONTHS ENDED
                                            ------------------
                                                MARCH 31,
                                                ---------
                                           2001            2000
REVENUES (1)                               ----            ----
North America...............             $ 37,233        $ 22,575
Europe......................                5,831           4,217
Asia........................                  340             278
                                         --------        --------
Consolidated................             $ 43,404        $ 27,070
                                         ========        ========

OPERATING INCOME (1)
North America...............             $  7,196        $  4,272
Europe......................                1,127             798
Asia........................                   66              53
                                         --------        --------
Consolidated................             $  8,389        $  5,123
                                         ========        ========

                                             AS OF MARCH 31,
                                             ---------------
                                           2001            2000
IDENTIFIABLE ASSETS                        ----            ----
North America...............             $ 73,291        $ 46,111
Europe......................                6,241           3,841
Asia........................               32,263          22,857
                                         --------        --------
Consolidated................             $111,795        $ 72,809
                                         ========        ========

(1) Revenues and resulting operating income are attributed to regions based upon customer location.

     In the first quarter of 2001, sales to one related party customer accounted for 7.9% of revenues and one third-party customer accounted for 10.2% of revenues. In the first quarter of 2000, sales to one related party customer accounted for 13.0% of revenues and one third-party customer accounted for 10.9% of revenues.

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

     In June 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant Corporation to form IMS Health. At March 31, 2001 IMS Health owned approximately 60.2% of the outstanding stock of the Company and held approximately 93.8% of the combined voting power of the Company's common stock.

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

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2001        2000
                                                            ----        ----

Total revenues.......................................       100.0%      100.0%
Cost of revenues.....................................        51.5        51.5
                                                           ------      ------
   Gross profit......................................        48.5        48.5
Selling, general and administrative expense..........        25.8        26.0
Depreciation and amortization expense................         3.3         3.6
                                                           ------      ------
   Income from operations............................        19.3        18.9
Other (expense) income:
   Interest income...................................         1.7         1.9
   Other (expense) income............................        (0.5)       (0.4)
                                                           ------      ------
Total other income                                            1.2         1.5
                                                           ------      ------
Income before provision for income taxes.............        20.5        20.4
Provision for income taxes...........................        (7.7)       (7.6)
                                                           ------      ------
Net income ..........................................        12.8%       12.8%
                                                           ======      ======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Revenue. Revenue increased by 60.3%, or $16.3 million, from $27.1 million during the three months ended March 31, 2000 to $43.4 million during the three months ended March 31, 2001. This increase resulted primarily from a $16.8 million increase in application development and integration, application management, reengineering and other services from $26.6 million during the three months ended March 31, 2000 to $43.4 million during the three months ended March 31, 2001. Partially offsetting this increase was an approximately $0.5 million decrease in Year 2000 Compliance Services from $0.5 million during the three months ended March 31, 2000 to $0 million during the three months ended March 31, 2001. The percentage of revenues derived from unrelated parties increased from 87.0% during the three months ended March 31, 2000 to 92.1% during the three months ended March 31, 2001. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers and expand service offerings to existing unaffiliated customers. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. In the first quarter of 2001, sales to one related party customer accounted for 7.9% of revenues and one third-party customer accounted for 10.2% of revenues. In the first quarter of 2000, sales to one related party customer accounted for 13.0% of revenues and one third-party customer accounted for 10.9% of revenues.

     Gross profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions. The Company's cost of revenues increased by 60.5%, or approximately $8.4 million, from approximately $13.9 million during the three months ended March 31, 2000 to approximately $22.4 million during the three months ended March 31, 2001. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 2,140 employees at March 31, 2000 to more than 2,950 employees at March 31, 2001. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 60.2%, or approximately $7.9 million, from approximately $13.1 million during the three months ended March 31, 2000 to approximately $21.0 million during the three months ended March 31, 2001. Gross profit margin remained constant at 48.5% of revenues in each of the three months ended March 31, 2000 and 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 57.9%, or approximately $4.6 million, from approximately $8.0 million during the three months ended March 31, 2000 to approximately $12.6 million during the three months ended March 31, 2001, and decreased as a percentage of revenue from 29.6% to 29.1%, respectively. The dollar increase in such expenses was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue.

     Income from Operations. Income from operations increased 63.8%, or approximately $3.3 million, from approximately $5.1 million during the three months ended March 31, 2000 to approximately $8.4 million during the three months ended March 31, 2001, representing 18.9% and 19.3% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue and the shift toward newer higher margin customer services.

     Other Income. Other income consists primarily of interest income offset, in part, by foreign currency exchange losses. Interest income increased by $241,000 from $505,000 during the three months ended March 31, 2000 to $746,000 during the three months ended March 31, 2001. The increase in such interest income was attributable primarily to generally higher operating cash balances. The Company recognized a net foreign currency exchange loss of $99,000 and $245,000 during the three months ended March 31, 2000 and 2001, respectively, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. The provision for income taxes increased from approximately $2.1 million in the three months ended March 31, 2000 to approximately $3.3 million in the three months ended March 31, 2001, with an effective tax rate of 37.4% in each period.

     Net Income. Net income increased from approximately $3.5 million for the three months ended March 31, 2000 to approximately $5.6 million for the three months ended March 31, 2001, representing 12.8% of revenues in each period.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, through the date of the IPO, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company Cognizant Corporation and IMS Health. In June 1998, the Company consummated its initial public offering of 5,834,000 (2,917,000 pre-split) shares of its Class A Common Stock at a price to the public of $5.00 ($10.00 pre-split) per share, of which 5,000,000 (2,500,000 pre-split) shares were issued and sold by the Company and 834,000 (417,000 pre-split) shares were sold, at that time, by Cognizant Corporation. The net proceeds to the Company from the offering were approximately $22.4 million after $843,000 of direct expenses. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of then-existing non-trade related party balances to Cognizant Corporation. The Company has used and plans to use the remainder of the net proceeds from the offering as well as other cash for (i) expansion of existing operations, including the Company's offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; and (iii) general corporate purposes, including working capital.

     Net cash provided by operating activities was approximately $1.5 million during the three months ended March 31, 2001 as compared to net cash used in operating activities of approximately $1.9 million during the three months ended March 31, 2000. The increase results primarily from a lower level of trade accounts receivables and increased net income, partially offset by larger decreases in accrued liabilities and accounts payable versus the prior period. Trade accounts receivable, net of allowance, decreased from $19.2 million at December 31, 2000 to $18.4 million at March 31, 2001 due to increased collection activity. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At March 31, 2001, the Company's day's sales outstanding, including unbilled receivables, was approximately 50 days.

     The Company's investing activities used net cash of approximately $3.1 million for the three months ended March 31, 2001, as compared to net cash used of approximately $0.8 million for the same period in 2000. The increase in cash used primarily reflects an increase in purchases of property and equipment for the Company's offshore development centers.

     The Company's financing activities provided net cash of approximately $756,000 for the three months ended March 31, 2001, as compared to net cash provided by financing activities of approximately $359,000 for the same period in 2000. The increase in net cash provided by financing activities was primarily related to a higher level of cash proceeds from the exercise of stock options during 2001, as compared to the prior year.

     As of March 31, 2001, the Company had no significant third-party debt.

     The Company had working capital of $68.2 million at March 31, 2001 and $61.5 million at December 31, 2000.

     The Company believes that its available funds and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations and needs through at least the next 12 months.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's Canadian and European subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at daily exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For the Company's Indian subsidiary, the functional currency is the U.S. dollar since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between the Indian subsidiary and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. A portion of the Company's costs in India are denominated in local currency and subject to exchange fluctuations, which to date, has not had any material adverse effect on the Company's results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133", which amends certain provisions of SFAS No. 133. As a result of SFAS No. 137, the Company has implemented SFAS No. 133 and the corresponding amendments of SFAS No. 138 for the fiscal quarter ended March 31, 2001. There was no material impact on the Company's results of operations, financial position or cash flows as a result of the adoption of these pronouncements.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

                  None.

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


                                      Cognizant Technology Solutions Corporation


DATE:  May 11, 2001                   By:  /s/ Wijeyaraj Mahadeva
                                         -------------------------------
                                      Wijeyaraj Mahadeva,
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)


DATE:  May 11, 2001                   By:  /s/ Gordon Coburn
                                         -------------------------------
                                      Gordon Coburn,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)