Form 10-Q
period 2001-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2001-08-10
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                           Commission File No. 0-24429

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

               Yes:   X                               No:
                    -----                                -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 27, 2001:

           Class                                           Number of Shares
           -----                                           ----------------

 Class A Common Stock, par                                      7,824,594
   value $.01 per share

 Class B Common Stock, par                                     11,290,900
   value $.01 per share

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements (Unaudited)...       1

             Condensed Consolidated Statements of Income and
             Comprehensive Income (Unaudited) for the Three Months
             and Six Months Ended June 30, 2001 and 2000...............       2

             Condensed Consolidated Statements of Financial
             Position (Unaudited) as of June 30, 2001 and
             December 31, 2000 ........................................       3

             Condensed Consolidated Statements of Cash Flows
             (Unaudited) for the Six Months Ended June 30, 2001
             and 2000..................................................       4

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)...............................................       5

     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition.............       9

PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders.......      17

     Item 6. Exhibits and Reports on Form 8-K..........................      17

     SIGNATURES........................................................      18

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------      --------------------------
                                                       2001            2000            2001             2000
                                                    ---------       ----------      ----------       ---------
Revenues........................................    $  40,414       $   28,052      $   80,400       $  51,616
Revenues - related party........................        4,997            3,749           8,415           7,255
                                                    ---------       ----------      ----------       ---------
         Total revenues.........................       45,411           31,801          88,815          58,871

Cost of revenues................................       23,381           16,376          45,750          30,315
                                                    ---------       ----------      ----------       ---------
Gross profit....................................       22,030           15,425          43,065          28,556

Selling, general and administrative expenses....       11,657            8,358          22,865          15,395
Depreciation and amortization expense...........        1,499            1,026           2,937           1,997
                                                    ---------       ----------      ----------       ---------
Income from operations..........................        8,874            6,041          17,263          11,164

Other income:
   Interest income..............................          617              542           1,363           1,047
   Other income/(expense) - net.................         (150)            (166)           (395)           (264)
                                                    ----------      ----------      ----------       ---------
         Total other income.....................          467              376             968             783
                                                    ---------       ----------      ----------       ---------

Income before provision for income taxes........        9,341            6,417          18,231          11,947
Provision for income taxes......................       (3,494)          (2,400)         (6,819)         (4,468)
                                                    ----------      ----------      ----------       ---------
Net income......................................    $   5,847       $    4,017      $   11,412       $   7,479
                                                    =========       ==========      ==========       =========

Basic earnings per share........................    $    0.31       $     0.22      $     0.61       $    0.40
                                                    =========       ==========      ==========       =========
Diluted earnings per share......................    $    0.29       $     0.20      $     0.56       $    0.37
                                                    =========       ==========      ==========       =========

Weighted average number of common shares
   outstanding - Basic..........................       18,913           18,535          18,801          18,518
                                                    =========       ==========      ==========       =========
Dilutive Effect of Shares Issuable as of
   Period-End Under Stock Option Plans..........        1,551            1,640           1,528           1,676
                                                    =========       ==========      ==========       =========
Weighted average number of common shares
   outstanding - Diluted........................       20,464           20,175          20,329          20,194
                                                    =========       ==========      ==========       =========


Comprehensive Income:
Net Income......................................    $   5,847       $    4,017      $   11,412       $   7,479

Foreign Currency Translation Adjustments........            7              (29)           (109)            (25)
                                                    ---------       -----------     ----------       ---------
Other Comprehensive Income/(Loss), net of Tax...    $       7       $      (29)     $     (109)      $     (25)
                                                    =========       ===========     ==========       =========

Comprehensive Income............................    $   5,854       $    3,988      $   11,303       $   7,454
                                                    =========       ==========      ==========       =========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     2001              2000
                                                                                ------------        -----------
                              ASSETS
Current assets:
     Cash and cash equivalents............................................      $     67,659        $    61,976
     Trade accounts receivable, net of allowance of $767 and $516,
     respectively.........................................................            20,142             19,187
     Trade accounts receivable-related party..............................             3,081              1,361
     Unbilled accounts receivable.........................................             4,322              1,941
     Unbilled accounts receivable-related party...........................                34                 --
     Other current assets.................................................             4,483              3,758
                                                                                ------------        -----------
         Total current assets.............................................            99,721             88,223
                                                                                ------------        -----------

Property and equipment, net of accumulated depreciation of $13,738 and
   $10,997, respectively..................................................            18,370             15,937
Goodwill, net.............................................................             1,036              1,195
Investments...............................................................             1,955              1,955
Other assets..............................................................             2,201              2,230
                                                                                ------------        -----------
         Total assets.....................................................      $    123,283        $   109,540
                                                                                ============        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.....................................................      $      1,990        $     2,849
     Accounts payable-related party.......................................                30                  8
     Accrued and other current liabilities................................            18,171             23,865
                                                                                ------------        -----------
         Total current liabilities........................................            20,191             26,722

Deferred income taxes.....................................................            20,139             16,702
                                                                                ------------        -----------
         Total liabilities................................................            40,330             43,424
                                                                                ------------        -----------

Commitments and Contingencies
(See Note 7 to the Condensed Consolidated Financial Statements.)

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued....                --                 --
Class A common stock, $.01 par value, 100,000 shares authorized,
   7,775 shares and 7,362 shares issued and outstanding at
   June 30, 2001 and December 31, 2000, respectively......................                78                 73
Class B common stock, $.01 par value, 25,000 shares authorized,
   11,290 shares issued and outstanding at June 30, 2001 and
   December 31, 2000, respectively........................................               113                113
Additional paid-in-capital................................................            34,623             29,094
Retained earnings.........................................................            48,298             36,886
Cumulative translation adjustment.........................................              (159)               (50)
                                                                                -------------       -----------
         Total stockholders' equity.......................................            82,953             66,116
                                                                                ------------        -----------
         Total liabilities and stockholders' equity.......................      $    123,283        $   109,540
                                                                                ============        ===========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                ---------------------------------
                                                                                     2001              2000
                                                                                     ----              ----
Cash flows from operating activities:
Net income................................................................       $   11,412        $    7,479
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization....................................            2,937             1,997
         Provision for doubtful accounts..................................            1,081                53
         Deferred income taxes............................................            3,437             3,504
         Tax benefit related to option exercises..........................            2,421               794
Changes in assets and liabilities:
         Trade accounts receivable........................................           (3,756)           (6,018)
         Other current assets.............................................           (3,140)           (2,221)
         Other assets.....................................................              104              (436)
         Accounts payable.................................................             (859)               88
         Accrued and other liabilities....................................           (5,694)            1,265
                                                                                 ----------        ----------
Net cash provided by operating activities.................................            7,943             6,505
                                                                                 ----------        ----------
Cash flows from investing activities:
Purchase of property and equipment........................................           (5,286)           (2,874)
Investments...............................................................               --            (1,955)
                                                                                 ----------        ----------
Net cash used in investing activities.....................................           (5,286)           (4,829)
                                                                                 ----------        ----------

Cash flows from financing activities:
Proceeds from issued shares/contributed capital...........................            3,113               917
Payments to related party.................................................               22                --
                                                                                 ----------        ----------
Net cash provided by financing activities................................             3,135               917
                                                                                 ----------        ----------

Effect of currency translation...........................................              (109)              (25)
                                                                                 ----------        ----------

Increase in cash and cash equivalents ...................................             5,683             2,568
Cash and cash equivalents, beginning of year.............................            61,976            42,641
                                                                                 ----------        -----------
         Cash and cash equivalents, end of period.........................       $   67,659        $   45,209
                                                                                 ==========        ==========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - COMPREHENSIVE INCOME

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments. Accumulated balances of Cumulative Translation Adjustments, as of June 30, 2001 and 2000 are as follows:

                                                 Cumulative
                                                 Translation
                                                 Adjustment
Balance, December 31, 2000...................      $  (50)
Period Change................................        (109)
                                                   -------
Balance, June 30, 2001.......................      $ (159)
                                                   ======

Balance, December 31, 1999...................      $   (9)
Period Change................................         (25)
                                                   -------
Balance, June 30, 2000.......................      $  (34)
                                                   ======

NOTE 4 - RELATED PARTY TRANSACTIONS

     As of June 30, 2001, IMS Health Incorporated ("IMS Health") owned approximately 59.2% of the outstanding Common Stock of the Company (representing all of the Company's Class B Common Stock) and held approximately 93.6% of the combined voting power of the Company's Common Stock.

     IMS Health currently provides the Company with certain administrative services including payroll and payables processing, e-mail, tax planning and compliance, and permits the Company to participate in IMS Health's insurance and employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $220 and $71 for the six-month periods ended June 30, 2001 and 2000, respectively.

     Other related party disclosures are included in Note 6 to the Condensed Consolidated Financial Statements.

NOTE 5 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", which amends certain provisions of SFAS No. 133. As a result of SFAS No. 137, the Company has implemented SFAS No. 133 and the corresponding amendments of SFAS No. 138 for the fiscal quarter ended March 31, 2001. There was no material impact on the Company's results of operations, financial position or cash flows as a result of adoption of these pronouncements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. This criterion is to be applied to business combinations completed after June 30, 2001. SFAS No. 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition. Goodwill will no longer be amortized, rather, tested for impairment by comparing the asset's fair value to its carrying value. SFAS No. 142 is effective January 1, 2002. Management is in the process of analyzing and assessing the impact of the adoption of these statements.

NOTE 6 - SEGMENT INFORMATION

     The Company delivers full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's primary service offerings include: application development and integration; application management; re-engineering; and mass change. North American operations consist primarily of software development and maintenance consulting services in the United States and Canada. European operations consist primarily of software development and maintenance services principally in the United Kingdom and Germany. Asian operations consist primarily of software development and maintenance consulting services principally in India. Information about the Company's operations and total assets in North America, Europe and Asia for the period ended June 30, 2001 and 2000 are presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," as follows:

                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                          ---------------------------  -------------------------
                               2001          2000           2001        2000
                               ----          ----           ----        ----
REVENUES (1)
North America............   $ 39,063      $ 26,175       $ 76,296     $ 48,750
Europe...................      5,329         5,338         11,160        9,555
Asia.....................      1,019           288          1,359          566
                            --------      --------       --------     --------
Consolidated.............   $ 45,411      $ 31,801       $ 88,815     $ 58,871
                            ========      ========       ========     ========

OPERATING INCOME (1)
North America............   $  7,634      $  4,972       $ 14,830     $  9,244
Europe...................      1,041         1,014          2,168        1,812
Asia.....................        199            55           265          108
                            --------      --------       -------      -------
Consolidated.............   $  8,874      $  6,041       $ 17,263     $ 11,164
                            ========      ========       ========     ========

                                 AS OF JUNE 30,
                                 --------------
IDENTIFIABLE ASSETS            2001          2000
                               ----          ----
North America............   $ 80,918      $ 53,556
Europe...................      5,841         4,901
Asia.....................     36,524        24,591
                            --------      --------
Consolidated.............   $123,283      $ 83,048
                            ========      ========
------------
(1) Revenues and resulting operating income are attributed to regions based upon customer location.

     In the second quarter of 2001, sales to one related party customer accounted for 11.0% of revenues. In the second quarter of 2000, sales to one related party customer accounted for 11.8% of revenues and one third-party customer accounted for 10.1% of revenues. During the six months ended June 30, 2000, sales to one related party customer accounted for 12.3% of revenues and one third-party customer accounted for 10.5% of revenues. During the six months ended June 30, 2001, sales to one related party customer accounted for 9.5% of revenues.

NOTE 7 - CONTINGENCIES AND COMMITMENTS

     As of June 30, 2001 the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $7.7 million. The multi-phase program will encompass the construction of three fully owned development centers containing approximately 600,000 sq. ft. of space in Pune, Chennai and Calcutta. Total costs related to this program are expected to be approximately $32.6 million, of which $3.5 million has been spent to date.

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

     In June 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant Corporation to form IMS Health. At June 30, 2001, IMS Health owned approximately 59.2% of the outstanding stock of the Company and held approximately 93.6% of the combined voting power of the Company's common stock.

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

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:

                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                            ---------------------------      -------------------------
                                               2001            2000            2001             2000
                                               ----            ----            ----             ----
Total revenues............................     100.0%          100.0%          100.0%           100.0%
Cost of revenues..........................      51.5            51.5            51.5             51.5
                                               -----           -----           -----            -----
     Gross profit.........................      48.5            48.5            48.5             48.5
Selling, general and administrative
expense...................................      25.7            26.3            25.7             26.1
Depreciation and amortization
expense...................................       3.3             3.2             3.4              3.4
                                               -----           -----           -----            -----
    Income from operations................      19.5            19.0            19.4             19.0
Other (expense) income:
    Interest income.......................       1.4             1.7             1.5              1.7
    Other (expense) income................      (0.3)           (0.5)           (0.4)            (0.4)
                                               -----           -----           -----            -----
Total other income........................       1.1             1.2             1.1              1.3
                                               -----           -----           -----            -----
Income before provision for
   income taxes...........................      20.6            20.2            20.5             20.3
Provision for income taxes................      (7.7)           (7.6)           (7.7)            (7.6)
                                               -----           -----           -----            -----
Net income ...............................      12.9%           12.6%           12.8%            12.7%
                                               =====           =====           =====            =====


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Revenue. Revenue increased by 42.8%, or $13.6 million, from $31.8 million during the three months ended June 30, 2000 to $45.4 million during the three months ended June 30, 2001. This increase resulted primarily from an increase in application management services. The percentage of revenues derived from unrelated parties increased from 88.2% during the three months ended June 30, 2000 to 89.0% during the three months ended June 30, 2001. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was directly affiliated with the Company. In the second quarter of 2001, sales to one related party customer accounted for 11.0% of revenues. In the second quarter of 2000, sales to one related party customer accounted for 11.8% of revenues and one third-party customer accounted for 10.1% of revenues.

     Gross profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions. The Company's cost of revenues increased by 42.8%, or approximately $7.0 million, from approximately $16.4 million  during the three  months  ended June 30,  2000 to  approximately  $23.4 million during the three months ended June 30, 2001. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 2,300 employees at June 30, 2000 to approximately 3,200 employees at June 30, 2001. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 42.8%, or approximately $6.6 million, from approximately $15.4 million during the three months ended June 30, 2000 to approximately $22.0 million during the three months ended June 30, 2001. Gross profit margin was 48.5% of revenues during the three months ended June 30, 2000 and 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 40.2%, or approximately $3.8 million, from approximately $9.4 million during the three months ended June 30, 2000 to approximately $13.2 million during the three months ended June 30, 2001, and decreased as a percentage of revenue from 29.5% to 29.0%. The dollar increase in such expenses was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue.

     Income from Operations. Income from operations increased 46.9%, or approximately $2.8 million, from approximately $6.0 million during the three months ended June 30, 2000 to approximately $8.9 million during the three months ended June 30, 2001, representing 19.0% and 19.5% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue and the shift toward newer higher margin customer services.

     Other Income. Other income consists primarily of interest income offset, in part, by foreign currency exchange losses. Interest income increased by $75,000 from $542,000 during the three months ended June 30, 2000 to $617,000 during the three months ended June 30, 2001. The increase in such interest income was attributable primarily to generally higher operating cash balances, offset, in part, by declining interest rates. The Company recognized a net foreign currency exchange loss of $150,000 during the three months ended June 30, 2001 as compared to a loss of $170,000 in the prior period, as a result of the effect of changing exchange rates on the Company's transactions.

     Provision for Income Taxes. The provision for income taxes increased from approximately $2.4 million in the three months ended June 30, 2000 to approximately $3.5 million in the three months ended June 30, 2001, with an effective tax rate of 37.4% for the three months ended June 30, 2000 and 2001.

     Net Income. Net income increased from approximately $4.0 million for the three months ended June 30, 2000 to approximately $5.8 million for the three months ended June 30, 2001, representing 12.6% and 12.9% of revenues, respectively.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Revenue. Revenue increased by 50.9%, or approximately $29.9 million, from approximately $58.9 million during the six months ended June 30, 2000 to approximately $88.8 million during the six months ended June 30, 2001. This increase resulted primarily from an increase in application development and integration, application management, reengineering and other services. The percentage of revenues derived from unrelated parties increased from 87.7% during the six months ended June 30, 2000 to 90.5% during the six months ended June 30, 2001. This increase resulted primarily from the Company's continued efforts to pursue unaffiliated third-party customers. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was directly affiliated with the Company. During the six months ended June 30, 2001, sales to one related party customer accounted for 9.5% of revenues. During the six months ended June 30, 2000, sales to one related party customer accounted for 12.3% of revenues and one third-party customer accounted for 10.5% of revenues.

     Gross profit. The Company's cost of revenues increased by 50.9%, or approximately $15.4 million, from approximately $30.3 million during the six months ended June 30, 2000 to approximately $45.8 million during the six months ended June 30, 2001. The increase was due primarily to increased costs resulting from the increase in the number of the Company's technical professionals from approximately 2,300 employees at June 30, 2000 to approximately 3,200 employees at June 30, 2001. The Company's gross profit increased by 50.8%, or approximately $14.5 million, from approximately $28.6 million during the six months ended June 30, 2000 to approximately $43.1 million during the six months ended June 30, 2001. Gross profit margin was 48.5% of revenues during the six months ended June 30, 2000 and 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses, including depreciation and amortization, increased by 48.4%, or approximately $8.4 million, from approximately $17.4 million during the six months ended June 30, 2000 to approximately $25.8 million during the six months ended June 30, 2001, and decreased as a percentage of revenue from 29.5% to 29.1%. The increase in such expenses in absolute dollars was primarily due to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue.

     Income from Operations. Income from operations increased 54.6%, or approximately $6.1 million, from approximately $11.2 million during the six months ended June 30, 2000 to approximately $17.3 million during the six months ended June 30, 2001, representing 19.0% and 19.4% of revenues, respectively. The increase in operating margin was primarily due to the increased third-party revenue and the shift toward newer higher margin customer services.

     Other Income. Interest income increased by approximately $316,000 from approximately $1.0 million during the six months ended June 30, 2000 to approximately $1.4 million during the six months ended June 30, 2001. The increase in such interest income was attributable primarily to generally higher operating cash balances, offset, in part, by declining interest rates. The Company recognized a net foreign currency exchange loss of $395,000 during the six months ended June 30, 2001 compared to a loss of $264,000 in the prior period, as a result of changes in exchange rates on the Company's transactions.

     Provision for Income Taxes. The provision for income taxes increased from approximately $4.5 million for the six months ended June 30, 2000 to approximately $6.8 million for the six months ended June 30, 2001, with an effective tax rate of 37.4% for the six months ended June 30, 2000 and 2001.

     Net Income. Net income increased from approximately $7.5 million for the six months ended June 30, 2000 to approximately $11.4 million for the six months ended June 30, 2001, representing 12.7% and 12.8% of revenues for the six months ended June 30, 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, through the date of the IPO, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company Cognizant Corporation and IMS Health. In June 1998, the Company consummated its initial public offering of 5,834,000 (2,917,000 pre-split) shares of its Class A Common Stock at a price to the public of $5.00 ($10.00 pre-split) per share, of which 5,000,000 (2,500,000 pre-split) shares were issued and sold by the Company and 834,000 (417,000 pre-split) shares were sold, at that time, by Cognizant Corporation, The Company's then owner and controlling parent company. The net proceeds to the Company from the offering were approximately $22.4 million after $843,000 of direct expenses. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of non-trade related party balances to Cognizant Corporation. The Company has used and will continue to use the remainder of the net proceeds from the offering for
(i) expansion of existing operations, including the Company's offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; and (iii) general corporate purposes including working capital. At June 30, 2001 the Company had cash and cash equivalents of $67.7 million.

     Net cash provided by operating activities was approximately $7.9 million during the six months ended June 30, 2001 as compared to net cash provided by operating activities of approximately $6.5 million during the six months ended June 30, 2000. The increase results primarily from increased net income and a lower increase in accounts receivable partially offset by a decrease in accrued and other liabilities. Trade accounts receivable, net of allowance, increased from $20.5 million at December 31, 2000 to $23.2 million at June 30, 2001 due to increased revenues. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At June 30, 2001, the Company's day's sales outstanding, including unbilled receivables, was approximately 55 days.

     The Company's investing activities used net cash of approximately $5.3 million for the six months ended June 30, 2001 as compared to net cash used of approximately $4.8 million for the same period in 2000. The increase in 2001 compared to 2000 primarily reflects an increase in purchases of property and equipment partially offset by the fact that there is no comparable item in 2001 related to the Company's investment in Questra Corporation in June 2000.

     The Company's financing activities provided net cash of approximately $3.1 million for the six months ended June 30, 2001 as compared to net cash provided by financing activities of approximately $917,000 for the same period in 2000. The increase in net cash provided by financing activities was primarily related to a higher level of cash proceeds from the exercise of stock options and employee stock purchase plan shares in 2001, as compared to the prior year. The exercise of stock options and the purchase of employee stock purchase plan shares resulted in an increase of approximately 412,000 shares in the Company's outstanding Class A Common stock during the six months ended June 30, 2001.

     As of June 30, 2001, the Company had no significant third-party debt.

     The Company had working capital of $79.5 million at June 30, 2001 and $61.5 million at December 31, 2000.

     As of June 30, 2001 the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $7.7 million. The multi-phase program will encompass the construction of three fully owned development centers containing approximately 600,000 sq. ft. of space in Pune, Chennai and Calcutta. Total costs related to this program are expected to be approximately $32.6 million, of which $3.5 million has been spent to date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", which amends certain provisions of SFAS No. 133. As a result of SFAS No. 137, the Company has implemented SFAS No. 133 and the corresponding amendments of SFAS No. 138 for the fiscal quarter ended March 31, 2001. There was no material impact on the Company's results of operations, financial position or cash flows as a result of adoption of these pronouncements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. This criterion is to be applied to business combinations completed after June 30, 2001. SFAS No. 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition. Goodwill will no longer be amortized, rather, tested for impairment by comparing the asset's fair value to its carrying value. SFAS No. 142 is effective January 1, 2002. Management is in the process of analyzing and assessing the impact of the adoption of these statements.

PART II.    OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on May 30, 2001.

     There were present at the meeting in person or by proxy stockholders holding an aggregate of 6,636,809 shares of Class A Common Stock and an aggregate of 11,290,900 shares of Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes on any matter presented to the stockholders. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

      Common Stock Nominees                For              Withheld
      ---------------------                ---              --------
      Wijeyaraj Mahadeva              118,993,950           551,859
      Robert W. Howe                  119,474,992            70,817
      John Klein                      119,474,992            70,817
      Venetia Kontogouris             119,474,992            70,817
      David M. Thomas                 118,993,250           552,559
      James C. Malone                 118,992,445           553,364
      Robert E. Weissman              119,473,917            71,892

     A vote was taken on the proposal to amend the 1999 Incentive Compensation Plan (the "Incentive Plan") to increase the maximum number of shares of Class A Common Stock available for issuance under the Incentive Plan from 3,000,000 to 6,000,000 shares and to reserve an additional 3,000,000 shares of Class A Common Stock of the Company for issuance upon the exercise of stock options granted or for the issuance of other awards granted under the Incentive Plan. Of the shares present at the meeting in person or by proxy, 115,575,114 shares were voted in favor of such proposal, 2,263,589 shares were voted against such proposal and 32,510 shares abstained from voting.

     Finally, a vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2001. Of the shares present at the meeting in person or by proxy, 119,522,589 shares were voted in favor of such proposal, 19,350 shares were voted against such proposal and 3,870 shares of Common Stock abstained from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            10.1    1999 Incentive Compensation Plan, as amended

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


                                     Cognizant Technology Solutions Corporation


DATE:  August 10, 2001               By:  /s/ Wijeyaraj Mahadeva
                                        ---------------------------------------
                                     Wijeyaraj Mahadeva,
                                     Chairman of the Board and Chief Executive
                                     Officer (Principal Executive Officer)


DATE:  August 10, 2001               By:  /s/ Gordon Coburn
                                        ---------------------------------------
                                     Gordon Coburn,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)