Form 10-Q
period 2001-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2001-11-13
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                           Commission File No. 0-24429

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

        Yes:  X                                               No:
            -----                                                -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 17, 2001:

    Class                                                  Number of Shares
    -----                                                  ----------------

Class A Common Stock, par
   value $.01 per share                                        7,965,614

Class B Common Stock, par
   value $.01 per share                                       11,290,900

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements (Unaudited)...  1

            Condensed Consolidated Statements of Income and
            Comprehensive Income (Unaudited) for the Three Months
            and Nine Months Ended September 30, 2001 and 2000.........  2

            Condensed Consolidated Statements of Financial
            Position (Unaudited) as of September 30, 2001 and
            December 31, 2000 ........................................  3

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Nine Months Ended September 30, 2001 and 2000.....  4

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)...............................................  5

   Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition.............  9

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..........................  17

   SIGNATURES.........................................................  18

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                    2001             2000              2001             2000
                                                                    ----             ----              ----             ----

Revenues....................................................    $  40,403      $    33,376       $   120,803       $    84,992
Revenues - related party....................................        5,099            3,731            13,514            10,986
                                                                ---------      -----------       -----------       -----------
   Total revenues...........................................       45,502           37,107           134,317            95,978

Cost of revenues............................................       23,109           19,110            68,859            49,425
                                                                ---------      -----------       -----------       -----------
Gross profit................................................       22,393           17,997            65,458            46,553

Selling, general and administrative
   expenses.................................................       11,441            9,673            34,306            25,068
Depreciation and amortization expense.......................        1,629            1,245             4,566             3,242
                                                                ---------      -----------       -----------       -----------
Income from operations......................................        9,323            7,079            26,586            18,243

Other income (expense):
   Interest income..........................................          643              732             2,006             1,779
   Other expense - net......................................         (209)            (167)             (604)             (431)
                                                                ---------      -----------       -----------       -----------
         Total other income.................................          434              565             1,402             1,348
                                                                ---------      -----------       -----------       -----------

Income before provision for income taxes....................        9,757            7,644            27,988            19,591
Provision for income taxes..................................       (3,649)          (2,859)          (10,468)           (7,327)
                                                                ---------      -----------       -----------       -----------
Net income..................................................    $   6,108      $     4,785       $    17,520       $    12,264
                                                                =========      ===========       ===========       ===========

Basic earnings per share....................................    $    0.32      $      0.26       $      0.93       $      0.66
                                                                =========      ===========       ===========       ===========
Diluted earnings per share..................................    $    0.30      $      0.24       $      0.86       $      0.61
                                                                =========      ===========       ===========       ===========

Weighted average number of common
   shares outstanding - Basic...............................       19,184           18,584            18,896            18,538
                                                                =========      ===========       ===========       ===========
Dilutive Effect of Shares Issuable as of Period-End
   Under Stock Option Plans.................................        1,331            1,525             1,486             1,688
                                                                =========      ===========       ===========       ===========
Weighted average number of common
   shares outstanding - Diluted.............................       20,515           20,109            20,382            20,226
                                                                =========      ===========       ===========       ===========


Comprehensive Income:
Net Income..................................................    $   6,108      $     4,785      $     17,520       $    12,264

Foreign Currency Translation Adjustments....................           50              (20)              (59)              (45)
                                                                ---------      -----------      ------------       -----------
Other Comprehensive Income/(Loss), net of Tax:..............    $      50      $       (20)     $        (59)      $       (45)
                                                                =========      ===========      ============       ===========

Comprehensive Income........................................    $   6,158      $     4,765      $     17,461       $    12,219
                                                                =========      ===========      ============       ===========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                                             2001                  2000
                                                                                         -------------         ------------
                                      ASSETS
Current assets:
     Cash and cash equivalents.......................................................    $    79,767           $    61,976
     Trade accounts receivable, net of allowance of $1,074 and
     $516, respectively..............................................................         19,006                19,187
     Trade accounts receivable-related party.........................................          1,474                 1,361
     Unbilled accounts receivable....................................................          6,449                 1,941
     Unbilled accounts receivable-related party......................................            277                    --
     Other current assets............................................................          4,291                 3,758
                                                                                         -----------           -----------
         Total current assets........................................................        111,264                88,223
                                                                                         -----------           -----------

Property and equipment, net of accumulated depreciation of $15,308 and
  $10,997, respectively..............................................................         22,197                15,937
Goodwill, net........................................................................            957                 1,195
Investment...........................................................................          1,955                 1,955
Other assets.........................................................................          2,200                 2,230
                                                                                         -----------           -----------
         Total assets................................................................    $   138,573           $   109,540
                                                                                         ===========           ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................................    $     2,995           $     2,849
       Accounts payable-related party................................................             16                     8
     Accrued and other current liabilities...........................................         20,689                23,865
                                                                                         -----------           -----------
         Total current liabilities...................................................         23,700                26,722

Deferred income taxes................................................................         22,377                16,702
                                                                                         -----------           -----------
         Total liabilities...........................................................         46,077                43,424
                                                                                         -----------           -----------

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued...............             --                    --
Class A common stock, $.01 par value, 100,000 shares authorized,
     7,962 shares and 7,362 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively..........................             80                    73
Class B common stock, $.01 par value, 25,000 shares authorized,
     11,290 shares issued and outstanding at September 30, 2001 and
      December 31, 2000, respectively................................................            113                   113
Additional paid-in-capital...........................................................         38,006                29,094
Retained earnings....................................................................         54,406                36,886
Cumulative translation adjustment....................................................           (109)                  (50)
                                                                                         -----------           -----------
         Total stockholders' equity..................................................         92,496                66,116
                                                                                         -----------           -----------
         Total liabilities and stockholders' equity..................................    $   138,573           $   109,540
                                                                                         ===========           ===========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,

                                                                                              2001               2000
                                                                                              ----               ----
Cash flows from operating activities:
Net income........................................................................     $      17,520      $    12,264

Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization............................................             4,566            3,242
         Provision for doubtful accounts..........................................             1,388              269
         Deferred income taxes....................................................             5,675            5,065
             Tax benefit related to option exercises..............................             4,101            1,095
Changes in assets and liabilities:
         Trade accounts receivable................................................            (1,320)          (8,621)
         Other current assets.....................................................            (5,318)          (2,264)
         Other assets.............................................................               133             (473)
         Accounts payable.........................................................               146              468
         Accrued and other liabilities............................................            (3,176)           6,148
                                                                                       -------------      -----------
Net cash provided by operating activities.........................................            23,715           17,193
                                                                                       -------------      -----------
Cash flows from investing activities:
Purchases of property and equipment-net...........................................           (10,691)          (6,355)
Investment........................................................................                --           (1,955)
                                                                                       -------------      -----------
Net cash used in investing activities.............................................           (10,691)          (8,310)
                                                                                       -------------      -----------

Cash flows from financing activities:
Proceeds from issued shares/contributed capital...................................             4,818            1,357
Payments to related party.........................................................                 8               --
                                                                                       -------------      -----------
Net cash provided by financing activities.........................................             4,826            1,357
                                                                                       -------------      -----------

Effect of currency translation....................................................               (59)             (45)
                                                                                       -------------      -----------

Increase in cash and cash equivalents ............................................            17,791           10,195
Cash and cash equivalents, beginning of year......................................            61,976           42,641
                                                                                       -------------      -----------
Cash and cash equivalents, end of period..........................................     $      79,767      $    52,836
                                                                                       =============      ===========

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (the "Company") in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 2000 Annual Report on Form 10-K. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior period amounts have been reclassified to conform with the 2001 presentation.

NOTE 2 - INVESTMENT:

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

NOTE 3 - COMPREHENSIVE INCOME:

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments. Accumulated balances of Cumulative Translation Adjustments, as of September 30, 2001 and September 30, 2000 are as follows:

                                                                Cumulative
                                                                Translation
                                                                Adjustment
          Balance, December 31, 2000.........................    $  (50)
          Period Change......................................       (59)
                                                                 ------
          Balance, September 30, 2001........................    $ (109)
                                                                 ======

          Balance, December 31, 1999.........................    $   (9)
          Period Change......................................       (45)
                                                                 ------
          Balance, September 30, 2000........................    $  (54)
                                                                 ======

NOTE 4 - RELATED PARTY TRANSACTIONS:

     As of September 30, 2001, IMS Health Incorporated ("IMS Health") owned approximately 58.6% of the outstanding Common Stock of the Company (representing all of the Company's Class B Common Stock) and held approximately 93.4% of the combined voting power of the Company's Common Stock.

     IMS Health currently provides the Company with certain administrative services including payroll and payables processing, tax planning and compliance, and permits the Company to participate in certain of IMS Health's insurance and employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $330 and $162 for the nine-month periods ended September 30, 2001 and September 30, 2000, respectively.

     Other related party disclosures are included in Note 6 to the Condensed Consolidated Financial Statements.

NOTE 5 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. This criterion is to be applied to business combinations completed after June 30, 2001. SFAS No. 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition. Goodwill will no longer be amortized, but will instead be tested for impairment by comparing the asset's fair value to its carrying value. SFAS No. 142 is effective January 1, 2002. The Company is in the process of analyzing and assessing the impact of the adoption of these statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 eliminates the requirement for discontinued operations to be measured on a net realizable value basis and future operating losses to be recognized before they occur. Instead, it requires that assets held for sale be valued at the lower of carrying amount or fair value less cost to sell. SFAS 144 extends the reporting requirements for discontinued operations to certain components of an entity. Under the provisions of SFAS No. 144, spin-offs and exchanges of similar productive assets are required to be recorded at the lower of carrying value or fair value and such assets classified as held and used until they are disposed of. Any resultant impairment loss is required to be recognized when the asset is disposed of. For assets that are grouped when an entity is developing estimates of future cash flows, SFAS No. 144 requires that the remaining useful life of the "primary asset" be used for the entire group. In addition, SFAS No. 144 permits the use of a probability-weighted approach in developing estimates of future cash flows used to test for recoverability and in estimating fair value. The Company will adopt SFAS No. 144 beginning January 1, 2002 and is currently evaluating the impact of the adoption.

NOTE 6 - SEGMENT INFORMATION:

     The Company delivers full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's primary service offerings include: application development and integration; application management; and re-engineering. North American operations consist primarily of software development and maintenance consulting services in the United States and Canada. European operations consist primarily of software development and maintenance services principally in the United Kingdom and Germany. Asian operations consist primarily of software development and maintenance consulting services principally in India. Information about the Company's operations and total assets in North America, Europe and Asia for the period ended September 30, 2001 and September 30, 2000 are presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," as follows:


                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                       ------------------                          -----------------
                                                          SEPTEMBER 30,                              SEPTEMBER 30,
                                                          -------------                              -------------
REVENUES (1)                                         2001                  2000                  2001                  2000
                                                     ----                  ----                  ----                  ----
North America............................      $    39,432           $    31,263           $     115,729         $    80,013
Europe...................................            5,665                 5,530                  16,824              15,085
Asia.....................................              405                   314                   1,764                 880
                                               -----------           -----------           -------------         -----------
Consolidated.............................      $    45,502           $    37,107           $     134,317         $    95,978
                                               ===========           ===========           =============         ===========

OPERATING INCOME (1)
North America............................      $     8,079           $     5,963           $      22,909         $    15,207
Europe...................................            1,161                 1,056                   3,329               2,868
Asia.....................................               83                    60                     348                 168
                                               -----------           -----------           -------------         -----------
Consolidated.............................      $     9,323           $     7,079           $      26,586         $    18,243
                                               ===========           ===========           =============         ===========


                                                     AS OF SEPTEMBER 30,
IDENTIFIABLE ASSETS                                  2001                2000
                                                     ----                ----
North America............................      $    89,576         $    61,740
Europe...................................            5,946               6,177
Asia.....................................           43,051              27,461
                                               -----------         -----------
Consolidated.............................      $   138,573         $    95,378
                                               ===========         ===========



(1) Revenues and resulting operating income are attributed to regions based upon customer location.

     In the third quarter of 2001, sales to one related party customer accounted for 11.2% of revenues. In the third quarter of 2000, sales to one related party customer accounted for 10.1% of revenues and one third-party customer accounted for 11.1% of revenues. During the nine months ended September 30, 2001, sales to one related party customer accounted for 10.1% of revenues.

During the nine months ended September 30, 2000, sales to one related party customer accounted for 11.4% of revenues and one third-party customer accounted for 9.3% of revenues.

NOTE 7 - CONTINGENCIES AND COMMITMENTS:

     As  of  September   2001,  the  Company  has  entered  into  fixed  capital
commitments related to its India development center expansion program of approximately $8.6 million, of which $5.7 million has been spent to date. The multi-phase program will encompass the construction of three fully owned development centers containing approximately 600,000 sq. ft. of space in Pune, Chennai and Calcutta. Total costs related to this program are expected to be approximately $32.6 million.

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

     o application management; and

     o re-engineering.

     The Company began its software development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, along with Erisco Inc., IMS International Inc., Nielsen Media Research, Pilot Software Inc. and Strategic Technologies and certain other entities, plus a majority interest in Gartner Group Inc. were spun-off from The Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the Indian subsidiary wholly owned by the Company.

     The tragic events of September 11, 2001 have significantly impacted our travel industry customers, which represent approximately 5% of revenues. In addition, we expect short-term logistical delays in launching new initiatives for existing and new customers. There is no evidence that these events have changed our customers' strategy of doing business in India.

     In June 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant Corporation to form IMS Health. At September 30, 2001, IMS Health owned approximately 58.6% of the outstanding stock of the Company and held approximately 93.4% of the combined voting power of the Company's common stock.

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

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) the significant fluctuations of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) the number, timing, scope and contractual terms of software development and maintenance projects, (b) delays in the performance of projects, (c) the accuracy of estimates of costs, resources and time to complete projects, (d) seasonal patterns of the Company's services required by customers, (e) levels of market acceptance for the Company's services, and (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to increase the number of its personnel, particularly skilled technical, marketing and management personnel, and (b) to continue to develop and improve its operational, financial, communications and other internal systems, in the United States, India and
Europe; (iv) the Company's limited operating history with unaffiliated customers; (v) the Company's reliance on key customers and large projects; (vi) the highly competitive nature of the markets for the Company's services; (vii) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (viii) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (ix) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (x) the Company's ability to protect its intellectual property rights; and (xi) general economic conditions. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:


                                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                                  -------------                           -------------
                                                            2001                2000                2001              2000
                                                            ----                ----                ----              ----
Total revenues....................................         100.0%              100.0%              100.0%             100.0%
Cost of revenues..................................          50.8                51.5                51.3               51.5
                                                        --------           ---------            --------           --------
    Gross profit..................................          49.2                48.5                48.7               48.5
Selling, general and administrative
    expense.......................................          25.1                26.1                25.5               26.1
Depreciation and amortization expense.............           3.6                 3.4                 3.4                3.4
                                                        --------           ---------            --------           --------
    Income from operations........................          20.5                19.1                19.8               19.0
Other income (expense):
    Interest income...............................           1.4                 2.0                 1.5                1.9
    Other (expense) income........................          (0.5)               (0.5)               (0.5)              (0.5)
                                                        --------           ---------            --------           --------
Total other income................................           0.9                 1.5                 1.0                1.4
                                                        --------           ---------            --------           --------
Income before provision for income taxes..........          21.4                20.6                20.8               20.4
Provision for income taxes........................          (8.0)               (7.7)               (7.8)              (7.6)
                                                        --------           ---------            --------           --------
Net income .......................................          13.4%               12.9%               13.0%              12.8%
                                                        ========           =========            ========           ========


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUE. Revenue increased by 22.6%, or $8.4 million, from $37.1 million during the three months ended September 30, 2000 to $45.5 million during the three months ended September 30, 2001. This increase resulted primarily from an increase in application management services. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was directly affiliated with the Company. In the third quarter of 2001, sales to one related party customer accounted for 11.2% of revenues and no third party customer accounted for sales in excess of 10% of revenues. In the third quarter of 2000, sales to one related party customer accounted for 10.1% of revenues and one third-party customer accounted for 11.1% of revenues.

     GROSS PROFIT. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions. The Company's cost of revenues increased by 20.9%, or approximately $4.0 million, from approximately $19.1 million during the three months ended September 30, 2000 to approximately $23.1 million during the three months ended September 30, 2001. The increase was due primarily to costs resulting from an increase in the number of the Company's technical professionals from approximately 2,600 employees at September 30, 2000 to approximately 3,500 employees at September 30, 2001. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 24.4%, or approximately $4.4 million, from approximately $18.0 million during the three months ended September 30, 2000 to approximately $22.4 million during the three months ended September 30, 2001. Gross profit margin increased from 48.5% of revenues during the three months ended September 30, 2000 to 49.2% of revenues during the three months ended September 30, 2001 primarily due to an increased reliance on fixed bid contracts, which generally have higher margins, and an increased focus on cost containment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 19.7%, or approximately $2.2 million, from approximately $10.9 million during the three months ended September 30, 2000 to approximately $13.1 million during the three months ended September 30, 2001, and decreased as a percentage of revenue from 29.4% to 28.7%. The dollar increase in such expenses was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue, which outpaced the increase in selling, general and administrative expenses.

     INCOME FROM OPERATIONS. Income from operations increased 31.7%, or approximately $2.2 million, from approximately $7.1 million during the three months ended September 30, 2000 to approximately $9.3 million during the three months ended September 30, 2001, representing 19.1% and 20.5% of revenues, respectively. The increase in operating margin was due primarily to an increased reliance on fixed bid contracts, which historically have higher gross margins and an increased focus on cost containment.

     OTHER INCOME. Other income consists primarily of interest income offset, in part, by foreign currency exchange losses. Interest income decreased by $89,000 from $732,000 during the three months ended September 30, 2000 to $643,000 during the three months ended September 30, 2001. The decrease in such interest income was attributable primarily to declining interest rates, offset, in part, by generally higher operating cash balances. The Company recognized a net foreign currency exchange loss of $209,000 during the three months ended September 30, 2001 as compared to a loss of $167,000 in the prior period, as a result of the effect of changing exchange rates on the Company's transactions.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased from approximately $2.9 million in the three months ended September 30, 2000 to approximately $3.6 million in the three months ended September 30, 2001, with an effective tax rate of 37.4% for the three months ended September 30, 2000 and 2001.

     NET INCOME. Net income increased from approximately $4.8 million for the three months ended September 30, 2000 to approximately $6.1 million for the three months ended September 30, 2001, representing 12.9% and 13.4% of revenues, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUE. Revenue increased by 39.9%, or approximately $38.3 million, from approximately $96.0 million during the nine months ended September 30, 2000 to approximately $134.3 million during the nine months ended September 30, 2001. This increase resulted primarily from an increase in application management services. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was directly affiliated with the Company. During the nine months ended September 30, 2001, sales to one related party customer accounted for 10.1% of revenues and no third party accounted for sales in excess of 10% of revenues. During the nine months ended September 30, 2000, sales to one related party customer accounted for 11.4% of revenues and no third party accounted for sales in excess of 10% of revenues.

     GROSS PROFIT. The Company's cost of revenues increased by 39.3%, or approximately $19.4 million, from approximately $49.4 million during the nine months ended September 30, 2000 to approximately $68.9 million during the nine months ended September 30, 2001. The increase was due primarily to increased costs resulting from the increase in the number of the Company's technical professionals from approximately 2,600 employees at September 30, 2000 to approximately 3,500 employees at September 30, 2001. The Company's gross profit increased by 40.6%, or approximately $18.9 million, from approximately $46.6 million during the nine months ended September 30, 2000 to approximately $65.5 million during the nine months ended September 30, 2001. Gross profit margin increased slightly from 48.5% to 48.7% of revenues during the nine months ended September 30, 2000 and 2001, respectively. The increase in gross profit margin was due primarily to an increased reliance on fixed bid contracts, which generally have higher margins, and an increased focus on cost containment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, increased by 37.3%, or approximately $10.6 million, from approximately $28.3 million during the nine months ended September 30, 2000 to approximately $38.9 million during the nine months ended September 30, 2001, and decreased as a percentage of revenue from 29.5% to 28.9%. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue.

     INCOME FROM OPERATIONS. Income from operations increased 45.7%, or approximately $8.3 million, from approximately $18.2 million during the nine months ended September 30, 2000 to approximately $26.6 million during the nine months ended September 30, 2001, representing 19.0% and 19.8% of revenues, respectively. The increase in operating margin was due primarily to an increased reliance on fixed bid contracts, which generally have higher gross margins and an increased focus on cost containment.

     OTHER INCOME. Interest income increased by $227,000 from approximately $1.8 million during the nine months ended September 30, 2000 to approximately $2.0 million during the nine months ended September 30, 2001. The increase in such interest income was attributable primarily to generally higher operating cash balances, offset, in part, by declining interest rates. The Company recognized a net foreign currency exchange loss of $604,000 during the nine months ended

September 30, 2001 compared to a loss of $431,000 in the prior period, as a result of changes in exchange rates on the Company's transactions.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased from approximately $7.3 million for the nine months ended September 30, 2000 to approximately $10.5 million for the nine months ended September 30, 2001, with an effective tax rate of 37.4% for the nine months ended September 30, 2000 and 2001.

     NET INCOME. Net income increased from approximately $12.3 million for the nine months ended September 30, 2000 to approximately $17.5 million for the nine months ended September 30, 2001, representing 12.8% and 13.0% of revenues for the nine months ended September 30, 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, through the date of the IPO, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company Cognizant Corporation and IMS Health. In June 1998, the Company consummated its initial public offering of 5,834,000 (2,917,000 pre-split) shares of its Class A Common Stock at a price to the public of $5.00 ($10.00 pre-split) per share, of which 5,000,000 (2,500,000 pre-split) shares were issued and sold by the Company and 834,000 (417,000 pre-split) shares were sold, at that time, by Cognizant Corporation, the Company's then owner and controlling parent company. The net proceeds to the Company from the offering were approximately $22.4 million after $843,000 of direct expenses. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of non-trade related party balances to Cognizant Corporation. The Company has used and will continue to use the remainder of the net proceeds from the offering for
(i) expansion of existing operations, including the Company's offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; and (iii) general corporate purposes including working capital. At September 30, 2001, the Company had cash and cash equivalents of approximately $79.8 million.

     Net cash provided by operating activities was approximately $23.7 million during the nine months ended September 30, 2001 as compared to net cash provided by operating activities of approximately $17.2 million during the nine months ended September 30, 2000. The increase results primarily from a lower increase in trade accounts receivable, and increased net income partially offset by a decrease in accrued and other liabilities and an increase in unbilled accounts receivable. Trade accounts receivable, net of allowance, remained relatively constant at $20.5 million at September 30, 2001 compared to the corresponding balance at December 31, 2000. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At September 30, 2001, the Company's day's sales outstanding, including unbilled receivables, was approximately 55 days compared to 50 days at September 30, 2000.

     The Company's investing activities used net cash of approximately $10.7 million for the nine months ended September 30, 2001 as compared to net cash used of approximately $8.3 million for the same period in 2000. The increase in 2001 compared to 2000 primarily reflects an increase in purchases of property and equipment partially offset by the fact that there is no comparable item in 2001 related to the Company's investment in Questra Corporation in June 2000.

     The Company's financing activities provided net cash of approximately $4.8 million for the nine months ended September 30, 2001 as compared to net cash provided by financing activities of approximately $1.4 million for the same period in 2000. The increase in net cash provided by financing activities was related primarily to a higher level of cash proceeds from the exercise of stock options and employee stock purchase plan shares in 2001, as compared to the prior year. The exercise of stock options and the purchase of employee stock purchase plan shares resulted in an increase of approximately 600,000 shares in the Company's outstanding Class A Common Stock during the nine months ended September 30, 2001.

     As of September 30, 2001, the Company had no significant third-party debt.

     The Company had working capital of $87.6 million at September 30, 2001 and $61.5 million at December 31, 2000.

     As of September 30, 2001, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $8.6 million, of which $5.7 million has been spent to date. The multi-phase program will encompass the construction of three fully owned development centers containing approximately 600,000 sq. ft. of space in Pune, Chennai and Calcutta. Total costs related to this program are expected to be approximately $32.6 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. This criterion is to be applied to business combinations completed after June 30, 2001. SFAS No. 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition. Goodwill will no longer be amortized, rather, tested for impairment by comparing the asset's fair value to its carrying value. SFAS No. 142 is effective January 1, 2002. Management is in the process of analyzing and assessing the impact of the adoption of these statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 eliminates the requirement for discontinued operations to be measured on a net realizable value basis and future operating losses to be recognized before they occur. Instead, it requires that assets held for sale be valued at the lower of carrying amount or fair value less cost to sell. SFAS 144 extends the reporting requirements for discontinued operations to certain components of an entity. Under the provisions of SFAS No. 144, spin-offs and exchanges of similar productive assets are required to be recorded at the lower of carrying value or fair value and such assets classified as held and used until they are disposed of. Any resultant impairment loss is required to be recognized when the asset is disposed of. For assets that are grouped when an entity is developing estimates of future cash flows, SFAS No. 144 requires that the remaining useful life of the "primary asset" be used for the entire group. In addition, SFAS No. 144 permits the use of a probability-weighted approach in developing estimates of future cash flows used to test for recoverability and in estimating fair value. The Company will adopt SFAS No. 144 beginning January 1, 2002 and is currently evaluating the impact of the adoption.

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


                                 Cognizant Technology Solutions Corporation


DATE:  November 13, 2001         By:  /s/ Wijeyaraj Mahadeva
                                    ---------------------------------------
                                    Wijeyaraj Mahadeva,
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)


DATE:  November 13, 2001         By:  /s/ Gordon Coburn
                                    -----------------------------------------
                                    Gordon Coburn,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)