Form 10-K
period 2001-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2002-03-11
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                         Commission file number 0-24429

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified In Its Charter)


          Delaware                                            13-3728359
-------------------------------                        ------------------------
(State or Other Jurisdiction of                             I.R.S. Employer
Incorporation or Organization)                            Identification No.



              500 Glenpointe Centre West, Teaneck, New Jersey 07666
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)



                                 (201) 801-0233
                     ---------------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


           Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
    Title of each class                                on which registered
-----------------------------                      -----------------------------

-----------------------------                      -----------------------------

-----------------------------                      -----------------------------


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

              Yes:    X                        No:
                  ---------                       ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          --------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: $286,194,384 at March 1, 2002 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2002:

Class                                                        Number of Shares
-----                                                        ----------------

Class A Common Stock, par value $0.01 per share                  8,068,197

Class B Common Stock, par value $0.01 per share                 11,290,900

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

               Item                                                    Page
               ----                                                    ----

PART I    1.   Business...........................................       4

          2.   Properties.........................................      17

          3.   Legal Proceedings..................................      18

          4.   Submission of Matters to a Vote of Security
               Holders............................................      18

PART II   5.   Market for the Company's Common Equity and
               Related Stockholder Matters........................      19

          6.   Selected Consolidated Financial Data...............      21

          7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations......      22

          8.   Financial Statements and Supplementary Data........      35

          9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.............      35

PART III  10.  Directors and Executive Officers of the Company....      36

          11.  Executive Compensation.............................      36

          12.  Security Ownership of Certain Beneficial Owners
               and Management.....................................      36

          13.  Certain Relationships and Related Transactions.....      36

PART IV   14.  Exhibits, Financial Statement Schedule,
               and Reports on Form 8-K............................      37

SIGNATURES........................................................      38

EXHIBIT INDEX.....................................................      40

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS........................     F-1

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Cognizant Technology Solutions Corporation ("CTS" or the "Company") delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These information technology ("IT") services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's solutions include application development and integration, application management, and re-engineering services.

     The Company began its software development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, along with Erisco Managed Care Technologies, Inc. ("Erisco"), IMS International, Inc., Nielsen Media Research, Inc., Pilot Software, Inc. and Strategic Technologies, Inc. and certain other entities, plus a majority interest in Gartner Group, Inc. were spun-off from The Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the Indian subsidiary wholly owned by the Company.

     In June 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant Corporation to form IMS Health. At December 31, 2001, IMS Health owned approximately 58.3% of the outstanding stock of the Company and held approximately 93.3% of the combined voting power of the Company's common stock.

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

     The Company provides professional IT services to its customers through an integrated business model that combines a technical and account management team located on-site at the customer location and eleven development centers located in India. The Company's core competencies include web-centric applications, data warehousing, component-based development, and legacy and client-server systems.

     The Company markets and sells its technology consulting services directly through its professional staff, senior management and sales personnel. The Company operates out of its Teaneck, New Jersey headquarters and its regional and international offices. The number of customers for whom the Company has provided services has grown from 57 customers in 1999 to 90 customers in 2000 and 100 customers in 2001. The Company's customers include:

   ACNielsen Corporation                  First Data Corporation
   ADP, Incorporated                      IMS Health Incorporated ("IMS Health")
   Brinker International, Incorporated    Metropolitan Life Insurance Company
   CCC Information Services Incorporated  Nielsen Media Research, Incorporated
   Computer Sciences Corporation          PNC Bank
   The Dun & Bradstreet Corporation       Royal & SunAlliance USA

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

     The Company provides professional services to its customers through an integrated business model. The Company's business model combines a technical and account management team located on-site at the customer location and eleven development centers located in India. To support this business model, the Company has recruited and trained a current staff of approximately 2,650 programmers in India. The Company has also put in place well developed facilities, technology and communications infrastructure. By basing the Company's technical operations in India, the Company has access to a large pool of skilled, English-speaking IT and Internet technology professionals. Such IT and Internet technology professionals service customers on a cost basis significantly lower than in developed countries. The main elements of the CTS solution, which the Company believes differentiates it from other IT service providers, include the following:

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

     Most of the Company's programmers are trained in multiple technologies and architectures. As a result, the Company is able to react to customers' needs and quickly redeploy programmers to new technologies. To facilitate this ability, the Company has made a substantial investment in competency centers to leverage its knowledge base across the company. In addition, through its investment in research and development activities and the continuing education of technical personnel, the Company assures that its knowledge base and collective skill set keeps pace with emerging technologies. The ability to work in new technologies allows the Company to foster long-term relationships by addressing the needs of both its existing and new customers.

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

STRATEGY

     The Company's objective is to be a leading provider of full life-cycle e-business and application development projects, take full responsibility for on-going management of a client's software systems, and help our clients move legacy transformation projects through to completion. The Company provides services to its North American and European customers, supported by its offshore Indian development centers. The Company pursues the following strategies to achieve this objective:

     DEVELOP LONG-TERM CUSTOMER RELATIONSHIPS AND STRATEGIC ALLIANCES. The Company seeks to develop long-term strategic relationships with its customers and business partners. The Company tries to leverage these relationships into additional project opportunities. For example, the knowledge of customers' systems gained during the performance of application management services provides the Company with a competitive advantage in securing additional software development and maintenance projects from these customers. In addition, the Company believes that through its working relationships with independent software vendors it can obtain projects from such vendors' customers due to the detailed knowledge gained in the development process. Finally, the Company has partnered with select IT service firms which offer complementary services in order to best meet customer requirements.

     EXTEND SERVICE OFFERINGS AND SOLUTIONS. The Company has several teams dedicated to developing new service offerings in emerging technologies. These teams collaborate with the Company's customers to develop such offerings. For example, the Company is currently developing new solutions for portfolio analysis, program management, technology architecture and strategy, e-testing, legacy restoration, and digital security and forensics. To facilitate the development of new solutions, the Company invests in internal research and development and promotes knowledge building and sharing across the organization. In addition, the Company continues to enhance its capabilities and service offerings in the areas of Customer Relationship Management ("CRM") and
Enterprise  Resource Planning  ("ERP").  The Company believes that the continued expansion of its service offerings will reduce its reliance on any one technology initiative and foster long-term relationships with its customers. Because of the Company's low offshore cost structure, it is able to substantially leverage the cost of its investment in these activities.

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

     EXPAND DOMESTIC AND INTERNATIONAL GEOGRAPHIC PRESENCE. As the Company expands its customer base, it plans to open additional sales and marketing offices in the United States and internationally. This will enable the Company to sell to and support existing and prospective customers. The Company has established sales and marketing offices in Atlanta, Chicago, Cincinnati, Dallas, Minneapolis, Los Angeles, San Francisco and Teaneck, NJ. In addition, the
Company has been pursuing market opportunities in Europe through its U.K. office, which was established in the beginning of 1998. The Company operates in Canada through its Toronto office, which was established in 1997.

     PURSUE SELECTIVE STRATEGIC ACQUISITIONS. The Company believes that opportunities exist in the fragmented IT services market to expand its business through selective strategic acquisitions and/or joint ventures. The Company believes that acquisition and/or joint venture candidates may enable it to expand its geographic presence, enter new technology areas or expand capacity, with a particular focus on European expansion.

SERVICES

     The Company provides a broad range of software services, including:

     o application development and integration;

     o application management; and

     o re-engineering.

     The Company's range of services enables it to meet customer needs for systems development/integration, application management and re-engineering services. The Company uses its QVIEW software engineering process, its on-site and offshore delivery model and well developed facilities, technology and communications infrastructure to deliver these services. For each of these services, the Company utilizes its QVIEW proprietary processes and methodologies to define the execution and delivery of the projects.


Service                                         Summary Description of Service Offerings
-------                                         ----------------------------------------

Application Development and Integration.....    Define  requirements, write  specifications and design, develop test and integrate software across multiple platforms including internet technologies.

Application Management......................    Support some or all of a customer's applications  ensuring that systems  remain operational  and  responsive  to changing  user requirements,  and to provide on-going  enhancement as required by the customer.

Re-engineering..............................    Modify and test  applications  to enable systems to function in new operating environments.

     APPLICATION DEVELOPMENT AND INTEGRATION SERVICES. The Company follows either of two alternative approaches to application development and integration:

     o full life cycle application development, in which the Company assumes start-to-finish responsibility for analysis, design, implementation, testing and integration of systems generally performed under fixed bid contracts; or

     o cooperative development, in which the Company's employees work with a customer's in-house IT personnel to jointly analyze, design, implement, test and integrate new systems.

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

     A key part of the Company's application development and integration offering is a suite of services to help organizations build and integrate e-business applications with the rest of the enterprise. In this suite of offerings, the Company leverages its skills in e-business applications development and enterprise application integration to build sophisticated e-business applications and to integrate these new applications and websites with mainstream and legacy systems. The Company builds and deploys robust, scalable and extensible Internet architectures for transaction intensive, mission critical applications. The Company has competency centers specializing in Microsoft, IBM and Sun Technologies. The Company builds secure applications using Secure Socket Layers ("SSL") standards and several advanced technologies including those from RSA Security Inc.

     APPLICATION MANAGEMENT SERVICES. The Company provides services to help ensure that a customer's core operational systems are free of defects and responsive to end-users' changing needs. In doing so, the Company is often able to introduce product and process enhancements and improve service levels to customers requesting modifications and on-going support.

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

     As part of its application management services, the Company assists customers in renovating their core systems to meet the requirements imposed by new regulations, new standards, or other external events. Such services include, or have previously included, Year 2000 compliance, Eurocurrency compliance, decimalization within the securities industry and HIPAA, a set of regulations for the healthcare industry.

     RE-ENGINEERING SERVICES. Through the Company's re-engineering service offerings, the Company works with customers to migrate systems based on legacy computing environments to newer, open systems-based platforms and client/server architectures, often in response to the more stringent demands of e-business. The Company's re-engineering tools automate many of the processes required to implement advanced client/server technologies. Such automation substantially reduces the time and cost to perform these services. These tools enable the Company to perform source code analysis and to re-design target databases and convert certain programming languages. If necessary, the Company's software engineers also help customers re-design and convert user interfaces.

CUSTOMERS

     The Company provides services through time and material ("T&M") and fixed bid contracts. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use the Company's services in a subsequent year. In 1999, IMS Health and First Data Corporation each accounted for more than 10.0% of revenue. In 2000 and 2001, IMS Health accounted for more than 10.0% of revenue. Presented below is additional information about the Company's customers.


-----------------------------------------------------------------------------------------------------------------
                                                                         2001            2000           1999
-----------------------------------------------------------------------------------------------------------------
Number of customers                                                       100             90             57
-----------------------------------------------------------------------------------------------------------------
Percent of revenues from top five customers                              34.7%          39.5%          57.3%
-----------------------------------------------------------------------------------------------------------------
Percent of revenues from top ten customers                               53.0%          59.1%          75.3%
-----------------------------------------------------------------------------------------------------------------
Percent of revenues from IMS Health and current subsidiaries             10.6%          10.4%          16.7%
-----------------------------------------------------------------------------------------------------------------
Application development services as a percent of revenues                42.9%          46.1%          32.3%
-----------------------------------------------------------------------------------------------------------------
Application maintenance services as a percent of revenues                51.8%          47.0%          44.0%
-----------------------------------------------------------------------------------------------------------------
Fixed bid contracts as a percent of revenues                             23.9%          15.1%          15.0%
-----------------------------------------------------------------------------------------------------------------
Year 2000 compliance services as a percentage of revenues                 0.0%           0.4%          15.6%
-----------------------------------------------------------------------------------------------------------------

SALES AND MARKETING

     The Company markets and sells its services directly through its professional staff, senior management and direct sales persons operating out of its Teaneck, New Jersey headquarters and business development offices in Atlanta, Chicago, Dallas, Minneapolis, Los Angeles San Francisco, Toronto, and London. The Company manages its business and results of operations on a geographic basis. At December 31, 2001, the Company had 41 direct sales persons and 64 account managers. The sales and marketing group works with the Company's technical team as the sales process moves closer to the customer's selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

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

     The market also includes numerous smaller local competitors in the various geographic markets in which the Company operates. The Company competes with, among others:

     Accenture Ltd.                             Infosys, Inc.
     Alydaar Corp.                              Keane, Inc.
     Cap Gemini America, Inc.                   KPMG Consulting, Inc.
     Covansys Inc.                              Sapient Corporation
     Computer Horizons Corp.                    Satyam Computer Services Limited
     Computer Task Group, Inc.                  Syntel, Inc.
     CGI Group, Inc.                            Tanning Technology Corporation

     Electronic Data Systems Corp               Tata Consultancy Services
     IBM Global Services                        WIPRO Ltd.
     I-Gate Capital Corporation

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

EMPLOYEES

     At December 31, 2001, the Company employed 855 persons on a full-time basis in its North American headquarters and satellite offices and on-site North American customer locations. The Company also employed 110 persons on a full-time basis in its European satellite offices and on-site European customer locations and 2,960 persons on a full-time basis in its offshore software development centers in India. None of the Company's employees is subject to a collective bargaining arrangement. The Company considers its relations with employees to be good.

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

     The Company occupies the following properties:

                                  Approximate Area
           Location                (in sq. feet)              Use                     Nature of Occupancy
---------------------------------------------------------------------------------------------------------------------

Bangalore, India                       23,800         Software Development       Multiple  leases  expiring  6/30/06
                                                      Facility                   with renewal options

Chennai, India                         58,800         Software Development       Lease   expiring    10/24/03   with
                                                      Facility                   renewal options

Chennai, India                         15,500         Software Development       Multiple leases expiring  1/31/06 -
                                                      Facility                   4/30/06 with renewal options

Chennai, India                         38,200         Software Development       Multiple  leases  expiring  8/31/04
                                                      Facility                   -12/31/06 with renewal options

Chennai, India                         35,100         Software Development       Multiple  leases  expiring  4/30/06
                                                      Facility                   with renewal options

Chennai, India                         33,700         Software Development       Lease   expiring    12/15/06   with
                                                      Facility                   renewal options

Pune, India                           127,500         Software Development       Owned
                                                      Facility

Calcutta, India                        13,900         Software Development       Lease   expiring   10/7/07  with  a
                                                      Facility                   renewal option

Calcutta, India                        10,900         Software Development       Lease   expiring   6/14/06  with  a
                                                      Facility                   renewal option

Calcutta, India                         9,300         Software Development       Lease  expiring   11/30/03  with  a
                                                      Facility                   renewal option

Calcutta, India                         4,000         Software Development       Multiple leases expiring 4/30/02-
                                                      Facility                   1/15/03 with renewal options

Teaneck, New Jersey                    34,400         Executive and Business     Multiple leases expiring  5/31/02 -
                                                      Development Office         12/31/10

Atlanta, Georgia                        1,000         Business Development       Lease expiring 9/14/03
                                                      Office

Chicago, Illinois                       5,100         Business Development       Lease expiring 7/31/05
                                                      Office

Dallas, Texas                             800         Business Development       Lease expiring 3/31/03
                                                      Office

Los Angeles, California                 1,000         Business Development       Lease expiring 5/31/02
                                                      Office

Minneapolis, Minnesota                    800         Business Development       Lease expiring 6/30/03
                                                      Office


                                  Approximate Area
           Location                (in sq. feet)              Use                     Nature of Occupancy
---------------------------------------------------------------------------------------------------------------------
San Ramon, California                   5,700         Business Development       Multiple leases expiring 10/15/06
                                                      Office

Toronto, Canada                           200         Business Development       Lease expiring 4/1/02
                                                      Office

Frankfurt, Germany                        200         Business Development       Lease expires 3/31/02
                                                      Office

London, England                         2,080         Business Development       Multiple  leases  expiring  9/28/04
                                                      Office                     and month-to-month

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

     The following table sets forth the high and low sales price for the Class A Common Stock for each of the quarters since the quarter ended March 31, 2000 as reported on NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

            Quarter Ended                     High              Low
     ---------------------------------    ------------      ------------
     March 31, 2000...................       $72.13            $36.50
     June 30, 2000....................       $65.00            $24.25
     September 30, 2000...............       $49.00            $30.94
     December 31, 2000................       $45.00            $28.88
     March 31, 2001...................       $53.75            $27.81
     June 30, 2001....................       $47.60            $27.85
     September 30, 2001...............       $46.05            $18.25
     December 31, 2001................       $45.31            $17.70


     As of March 1, 2002, the approximate number of holders of record of the Class A Common Stock was 36 and the approximate number of beneficial holders of the Class A Common Stock was 5,300.

     As of March 1, 2002, all of the outstanding Class B Common Stock of the Company was owned by IMS Health.

     The Company has never declared or paid cash dividends on its Class A or Class B Common Stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not currently anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected consolidated financial data set forth below for the Company as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 have been derived from the audited financial statements included elsewhere herein. The selected consolidated financial data set forth below for the Company as of December 31, 1997, 1998 and 1999 and for each of the years ended December 31, 1997 and 1998 are derived from the audited financial statements not included elsewhere herein. The selected consolidated financial information for 1999, 2000 and 2001 should be read in conjunction with the Consolidated Financial Statements and the Notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.


                                                                       YEAR ENDED DECEMBER 31,
                                                     1997          1998            1999          2000            2001
                                                     ----          ----            ----          ----            ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...................................      $  13,898      $  45,031      $  74,084      $ 122,758      $ 158,969
Revenues - related party...................         10,846         13,575         14,820         14,273         18,809
                                                 ---------      ---------      ---------      ---------         ------

   Total revenues..........................         24,744         58,606         88,904        137,031        177,778

Cost of revenues...........................         14,359         31,919         46,161         70,437         90,848
                                                 ---------      ---------      ---------      ---------      ---------

Gross profit...............................         10,385         26,687         42,743         66,594         86,930

Selling, general and administrative
   expenses................................          6,898         15,547         23,061         35,959         44,942

Depreciation and amortization expense......          1,358          2,222          3,037          4,507          6,368
                                                 ---------      ---------      ---------      ---------      ---------

Income from operations.....................          2,129          8,918         16,645         26,128         35,620

Other income (expense):
   Interest income.........................             25            638          1,263          2,649          2,501
  Impairment loss on Investment                         --             --             --             --         (1,955)
   Other income (expense) - net............             --             83             37           (530)          (767)
                                                 ---------      ---------      ---------      ----------     ----------
   Total other income (expense)............             25            721          1,300          2,119           (221)
                                                 ---------      ---------      ---------      ----------     ----------

Income before provision for income taxes...          2,154          9,639         17,945         28,247         35,399

Provision for income taxes.................           (581)        (3,606)        (6,711)       (10,564)       (13,239)

Minority interest..........................           (545)            --             --             --             --

Net income.................................      $   1,028      $   6,033      $  11,234      $  17,683      $  22,160
                                                 =========       ========      =========      =========      =========

Net income per share, basic................      $    0.08      $    0.38      $    0.61      $    0.95      $    1.17
                                                 =========      =========      =========      =========      =========

Net income per share, diluted..............      $    0.08      $    0.37      $    0.58      $    0.87      $    1.09
                                                 =========      =========      =========      =========      =========

Weighted average number of common
   shares outstanding......................         13,094         15,886         18,342         18,565         19,017
                                                 =========      =========      =========      =========      =========

Weighted average number of common
   shares and stock options outstanding....         13,010         16,538         19,416         20,256         20,371
                                                 =========      =========      =========      =========      =========

CONSOLIDATED STATEMENT OF FINANCIAL
POSITION DATA:
Cash and cash equivalents..................      $   2,715      $  28,418      $  42,641      $  61,976      $  84,977
Working capital............................          5,694         29,416         43,507         61,501         95,637
Total assets...............................         18,298         51,679         69,026        109,540        144,983
Due to related party.......................          6,646              9             --              8             --
Stockholders' equity.......................          3,419         32,616         45,461         66,116         98,792

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company delivers high-quality, cost-effective, full life cycle solutions to complex software development and maintenance problems that companies face as they transition to e-business. These IT services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's service offerings include:

     o application development and integration;

     o application management; and

     o re-engineering.

     During 1996, the Company made a strategic decision to attract customers that were not affiliated with Cognizant Corporation or any of the former affiliates of The Dun & Bradstreet Corporation. As a result of the implementation of this strategy, the Company has successfully transitioned from a company primarily serving affiliated customers to a company whose customer base now consists primarily of unaffiliated third parties. For example, revenues derived from customers not currently or previously affiliated with The Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health, and any of their respective subsidiaries grew from $50.5 million, or 56.8% of revenues, in 1999 to $92.3 million, or 67.4% of revenues, in 2000 and to $129 million, or 72.3% of revenues in 2001. Approximately 43.2%, 32.6% and 27.7% of the Company's revenues in 1999, 2000 and 2001, respectively, were generated from current and former affiliates including approximately 16.7%, 10.4% and 10.6%, respectively, from IMS Health and its current subsidiaries.

     The Company has derived and believes that it will continue to derive a significant portion of its revenues from a limited number of large third-party customers. During 1999, 2000 and 2001, the Company's five largest customers (other than IMS Health and its current subsidiaries) accounted for 44.9%, 34.5% and 28.5% of revenues, respectively. In 1999, IMS Health and First Data Corporation accounted for more than 10.0% of revenue. In 2000 and 2001, IMS Health accounted for more than 10.0% of revenues. The volume of work performed for IMS Health and its subsidiaries and other customers is likely to vary from year to year. Major customers, whether affiliated or unaffiliated, in one year may not provide the same level of revenues in any subsequent year.

     The tragic events of September 11, 2001 have significantly impacted our travel industry customers, which represent approximately 5% of revenues. In addition, we expect short-term logistical delays in launching new initiatives for existing and new customers. There is no evidence that these events have changed our customers' strategy of doing business in India.

     Prior to fiscal 2000, Year 2000 compliance services were an important element of the Company's service offerings. Approximately 15.6% and 0.4% of the Company's revenues were derived from Year 2000 compliance services in 1999 and 2000, respectively. The Company believes that it has successfully utilized its Year 2000 compliance expertise to establish new client relationships and to deepen its relationships with existing customers. The knowledge of customers' systems gained while performing Year 2000 compliance services gave the Company a competitive advantage in securing additional application development and application management projects for such customers.

     Application development and integration services represented approximately 32.3%, 46.1% and 42.9% of revenues in 1999, 2000 and 2001, respectively.
Application management services accounted for 44.0%, 47.0% and 51.8% of revenues in 1999, 2000 and 2001, respectively.

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

     The majority of the Company's revenues are earned within North America. Revenues outside of North America totaled $17.7 million, $22.1 million, and $25.4 million in 1999, 2000, and 2001, respectively, based upon where the customers are located. Revenues from customers located outside of North America have been generated primarily in the United Kingdom and Germany. As a percentage of revenues, revenues outside of North America represented 19.9%, 16.1% and 14.3% in 1999, 2000 and 2001, respectively. The primary denomination for invoices issued by the Company is U.S. dollars, with the exception of invoices issued in Canada, Germany and the United Kingdom. Invoices issued in Canada, Germany and the United Kingdom are issued in local currency. Gains and losses as a result of fluctuations in foreign currency exchange rates have not had a significant impact on historical results of operations.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

     In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.

     On an on-going basis, the Company evaluates its estimates. The most significant estimates relate to the allowance for doubtful accounts, reserve for warranties, reserves for employee benefits, income taxes, depreciation of fixed assets and long-lived assets, contingencies and litigation and the recognition of revenue and profits based on the percentage of completion method of accounting for fixed bid contracts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying financial statements.

     All of the Company's software development centers, including a substantial majority of its employees are located in India. As a result, the Company may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic conditions. To date, the Company has not engaged in any hedging transactions to mitigate its risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     REVENUE RECOGNITION. The Company's services are entered into on either a T&M or fixed-price basis. Revenues related to T&M contracts are recognized as the service is performed. Revenues related to fixed-price contracts are recognized as the service is performed using the percentage-of-completion method of accounting, under which the sales value of performance, including estimated earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Fixed price contracts are cancelable subject to a specified notice period. All services provided by the Company through the date of cancellation are due and payable under the contract terms. The Company issues invoices related to fixed price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billings, based upon contract milestones or other contractual terms, and the recognition of revenue, based upon the percentage-of-completion method of accounting, are recognized as either unbilled or deferred revenue. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. A reserve for warranty provisions under such contracts, which generally exist for ninety days past contract completion, is estimated and accrued during the contract period.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INCOME TAXES. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Additionally, the Company provides deferred taxes on the earnings of its Indian subsidiary based on the assumption that those earnings will be repatriated. Should the Company subsequently be unable to repatriate such earnings based on regulatory or other factors, or decide not to repatriate these or future earnings, an adjustment to the deferred tax liability account would be credited to income in the period of such determination.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

                                                                            YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                   1999             2000              2001
                                                             --------------  ------------------  ---------
Total revenues.........................................           100.0%           100.0%            100.0%
Cost of revenues.......................................            51.9             51.4              51.1
                                                                  -----            -----             -----
    Gross profit.......................................            48.1             48.6              48.9
Selling, general and administrative expenses...........            25.9             26.2              25.3
Depreciation and amortization expense..................             3.4              3.3               3.6
                                                                  -----            -----             -----
    Income from operations.............................            18.8             19.1              20.0
Other income (expense):
    Interest income....................................             1.4              1.9               1.4
    Impairment loss on Investment                                    --               --              (1.1)
    Other income (expense).............................              --             (0.4)             (0.4)
                                                                  -----            -----             -----
Total other income.....................................             1.4              1.5              (0.1)
                                                                  -----            -----             -----
Income before provision for income taxes...............            20.2             20.6              19.9
Provision for income taxes.............................            (7.6)            (7.7)             (7.4)
                                                                  -----            -----             -----
Net  income............................................            12.6%            12.9%             12.5%
                                                                  =====            =====             =====

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     REVENUE. Revenue increased by 29.7%, or $40.7 million, from $137.0 million during 2000 to $177.8 million in 2001. This increase resulted primarily from a $27.7 million (42.9%) increase in application management and a $13.5 million (18.8%) increase in application development and integration, partially offset by an approximately $0.5 million (100.0%) decrease in Year 2000 compliance services. The Company provides services through T&M and fixed bid contracts. Over the course of the last three years fixed bid contracts have increased as a percent of revenues from 15.0% in 1999 to 15.1% in 2000 to 23.9% in 2001.

     Sales to related parties on a year-over-year basis were relatively stable at 10.6% in 2001 compared to 10.4% in 2000. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. During 2001 and 2000, no third party accounted for greater than 10% of revenues.

     GROSS PROFIT. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 29.0%, or $20.4 million, from $70.4 million during 2000 to $90.8 million in 2001. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 2,800 employees at December 31, 2000 to approximately 3,470 employees at December 31, 2001. The increased number of technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 30.5%, or approximately $20.3 million, from approximately $66.6 million during 2000 to $86.9 during 2001. Gross profit margin increased from 48.6% of revenues during 2000 to 48.9% of revenues in 2001. The increase in such gross profit margin was primarily attributable to a continued shift toward higher margin fixed bid contracts and a lower incentive compensation accrual in 2001 as compared to 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 26.8%, or $10.8 million, from $40.5 million during 2000 to $51.3 million during 2001, and decreased as a percentage of revenue from approximately 29.5% to 28.9%, respectively. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's growth. The decrease in such expenses as a percentage of revenue was primarily due to the increased revenues that have resulted from the Company's expanded sales and marketing activities in the current and prior years.

     INCOME FROM OPERATIONS. Income from operations increased 36.3%, or approximately $9.5 million, from approximately $26.1 million during 2000 to $35.6 million during 2001, representing approximately 19.1% and 20.0% of revenues, respectively. The increase in operating margin was primarily due to a continued shift toward higher margin fixed bid contracts and a lower incentive compensation accrual in 2001 as compared to 2000.

     OTHER INCOME/EXPENSE. Other income/expense consists primarily of interest income offset, by foreign currency exchange losses and, in 2001, an impairment loss on an investment. Interest income decreased by approximately 5.6%, from $2.6 million during 2000 to $2.5 million during 2001. The decrease in such interest income was attributable primarily to lower interest rates, offset, in part, by higher operating cash balances. The Company recognized a net foreign currency exchange loss of approximately $767,000 during 2001, as a result of the effect of changing exchange rates on the Company's transactions. The Company recognized an impairment loss on its investment in Questra Corporation ("Questra") of approximately $2.0 million during the fourth quarter of 2001 in recognition of an other than temporary decline in value. The impairment loss was based upon an implied valuation of Questra as a result of a recent new round of venture capital funding in which the Company's equity interest in Questra was substantially diluted and investors, other than the Company, received preferential liquidation rights. The impairment loss, net of tax benefit, was $1.2 million or $0.06 per diluted share. (See Note 5 to the Consolidated Financial Statements).

     PROVISION FOR INCOME TAXES. Historically, through the date of the IPO, the Company had been included in the consolidated federal income tax returns of The Dun & Bradstreet Corporation and Cognizant Corporation. The Company's provision for income taxes in the consolidated statements of income reflects the federal and state income taxes calculated on the Company's stand-alone basis. The provision for income taxes increased from $10.6 million in 2000 to $13.2 million in 2001, with an effective tax rate of 37.4% in both years. The provision for income taxes reflects the Company's intent to repatriate earnings from its Indian subsidiary.

     NET INCOME. Net income increased from approximately $17.7 million in 2000 to $22.2 million in 2001, representing approximately 12.9% and 12.5% as a percentage of revenues, respectively. The lower percentage in 2001 reflects the one-time write-off of the Company's investment in Questra, discussed previously.

RESULTS BY BUSINESS SEGMENT

     The Company, operating globally, provides software services for medium and large businesses. North American operations consist primarily of software services in the United States and Canada. European operations consist of software services principally in the United Kingdom. Asian operations consist of software services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. Revenues and resulting operating income are attributed to regions based upon customer location.

North American Segment

     REVENUE. Revenue increased by 32.6%, or approximately $37.5 million, from approximately $114.9 million during 2000 to approximately $152.4 million in 2001. The increase in revenue was attributable primarily to increased market awareness and acceptance of the on-site/offshore software delivery model, as well as sales and marketing activities directed at the U.S. market for the Company's services.

     INCOME FROM OPERATIONS. Income from operations increased 39.3%, or approximately $8.6 million, from approximately $21.9 million during 2000 to approximately $30.5 million during 2001. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

     REVENUE. Revenue increased by 10.2%, or approximately $2.1 million, from approximately $21.0 million during 2000 to approximately $23.1 million in 2001. The increase in revenue was attributable to the Company's sales and marketing activities in the United Kingdom, partially offset by weak demand for the Company's services elsewhere in Europe.

     INCOME FROM OPERATIONS. Income from operations increased 16.0%, or approximately $0.6 million, from approximately $4.0 million during 2000 to $4.6 million during 2001. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Asian Segment

     REVENUE. Revenue increased by 98.6%, or $1.1 million, from $1.1 million during 2000 to $2.2 million in 2001. The increase in revenue was attributable primarily to the Company's success in India providing software services to domestic Indian companies as well as to Indian divisions of the Company's multi-national clients.

     INCOME FROM OPERATIONS. Income from operations increased 109.3%, or approximately $0.2 million, from approximately $0.2 million during 2000 to $0.5 million during 2001. The increase in operating income was attributable primarily to increased revenues.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     REVENUE. Revenue increased by 54.1%, or $48.1 million, from $88.9 million during 1999 to $137.0 million in 2000. This increase resulted primarily from a $61.5 million (82.0%) increase in application development and integration, application management, re-engineering and other services partially offset by an approximately $13.4 million (96.5%) decrease in Year 2000 compliance services. The percentage of revenues derived from unrelated parties increased from 83.3% during 1999 to 89.6% during 2000. This increase resulted from the Company's continued effort to pursue unaffiliated third-party customers and expanded service offerings to existing unaffiliated customers. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. During 2000, sales to related party customers accounted for 10.4% of revenues and no third party accounted for greater than 10% of revenues. During 1999, sales to related party customers accounted for 16.7% of revenues and one third-party customer accounted for 17.4% of revenues.

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

     INCOME FROM OPERATIONS. Income from operations increased 57.0%, or approximately $9.5 million, from approximately $16.6 million during 1999 to approximately $26.1 million during 2000, representing approximately 18.7% and 19.1% of revenues, respectively. The increase in operating margin was primarily attributable to the increased third-party revenue and the shift toward newer, higher margin customers.

     OTHER INCOME. Interest income increased by approximately 109.7%, from $1.3 million during 1999 to approximately $2.6 million during 2000. The increase in such interest income was attributable primarily to generally higher operating cash balances. The Company recognized a net foreign currency exchange loss of approximately $538,000 during 2000, as a result of the effect of changing exchange rates on the Company's transactions.

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

RESULTS BY BUSINESS SEGMENT

North American Segment

     REVENUE. Revenue increased by 61.5%, or approximately $43.8 million, from approximately $71.2 million during 1999 to approximately $114.9 million in 2000. The increase in revenue was attributable primarily to increased market awareness and acceptance of the on-site/offshore software delivery model, as well as sales and marketing activities directed at the U.S. market for the Company's services.

     INCOME FROM OPERATIONS. Income from operations increased 64.4%, or approximately $8.6 million, from approximately $13.3 million during 1999 to approximately $21.9 million during 2000. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

     REVENUE. Revenue increased by 20.8%, or approximately $3.6 million, from approximately $17.4 million during 1999 to approximately $21.0 million in 2000. The increase in revenue was attributable the Company's sales and marketing activities in the United Kingdom.

     INCOME FROM OPERATIONS. Income from operations increased 23.1%, or approximately $0.7 million, from approximately $3.2 million during 1999 to approximately $4.0 million during 2000. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Asian Segment

     REVENUE. Revenue increased by 199.2%, or $0.8 million, from approximately $0.4 million during 1999 to approximately $1.2 million in 2000. The increase in revenue was attributable primarily to the Company's success in India providing software services to domestic Indian companies.

     INCOME FROM OPERATIONS. Income from operations increased 100.0%, or approximately $0.1 million, from approximately $0.1 million during 1999 to approximately $0.2 million during 2000. The increase in operating income was attributable primarily to increased revenues.

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

     Net cash provided by operating activities was approximately $32.1 million, $30.2 million and $19.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in 2001 as compared to the prior year resulted primarily from increased tax benefits related to stock plans, increased depreciation and amortization, a smaller increase in accounts receivable and increased net income, offset, in part, by decreased levels of year-end accrued liabilities and accounts payable, due primarily to the timing of payments. The increase for 2000 compared to 1999 results primarily from increased levels of accrued liabilities and accounts payable, increased net income and an increase in deferred taxes, partially offset, in part, by increases in accounts receivable and other current assets. Trade accounts receivable increased from $10.0 million at December 31, 1999 to $20.5 million at December 31, 2000 and to $22.5 million at December 31, 2001. Unbilled accounts receivable increased from $1.1 million at December 31, 1999 to $1.9 million at December 31, 2000 and to $5.4 million at December 31, 2001. The increase in trade accounts receivable during 2001 was due primarily to increased revenue. The increase in unbilled accounts receivable in 2001 compared to prior years was primarily related to the increase in the percentage of revenues derived from fixed bid contracts and the related timing of contractual billings. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At December 31, 2001, the Company's day's sales outstanding, including unbilled receivables, was approximately 59 days, as compared to 50 days and 43 days at December 31, 2000 and 1999.

     The Company's investing activities used net cash of $14.9 million, $12.6 million and $5.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in 2001 compared to 2000 primarily reflects the Company's increased purchases of land, buildings and equipment to expand the Company's offshore development infrastructure. The increase in

2000 of net cash used in investing activities compared to 1999 primarily reflects an increase in purchases of property and equipment.

     In June 2000, the Company announced a strategic relationship with Trident Capital, a leading venture capital firm, to jointly invest in emerging e-business service and technology companies. In accordance with this strategy, the Company invested approximately $2 million in Questra Corporation, an e-business software and consulting firm headquartered in Rochester, New York, in return for an initial 5.8% equity interest. Trident Capital also independently made a direct investment in Questra Corporation. Based upon an implied valuation of Questra as a result of a recent new round of venture capital funding in which the Company's equity interest in Questra was substantially diluted and investors, other than the Company, received preferential liquidation rights, the Company recorded an impairment loss for the full $2.0 million original investment in recognition of an other than temporary impairment. The Company's investment is being accounted for under the cost basis of accounting. (See Note 5 to the Consolidated Financial Statements.)

     The Company's financing activities provided net cash of $6.0 million, $1.8 million and $0.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in each year was primarily related to a higher level of cash proceeds from the exercise of stock options and employee purchases of stock.

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

     At December 31, 2001 and 2000, the Company had cash and cash equivalents of approximately $85 million and $62 million, respectively. As of December 31, 2001 and 2000 the Company had no significant third party debt. The Company had working capital of approximately $95.6 and $61.5 million at December 31, 2001 and 2000, respectively. Accordingly, the Company does not anticipate any near-term liquidity issues.

     As of December 31, 2001, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $10.7 million, of which $7.6 million has been spent to date. The multi-phase program will encompass the construction of three fully owned development centers containing approximately 600,000 square feet of space in Pune, Chennai and Calcutta. Total costs related to this program are expected to be approximately $35.6 million, which the Company expects to fund internally.

     The Company leases office space and equipment under operating leases, which expire at various dates through the year 2010. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

Approximate future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2001 are as follows:

     2002.....................................................$4.8 million
     2003......................................................4.3 million
     2004......................................................2.8 million
     2005......................................................1.4 million
     2006......................................................0.8 million
     Thereafter................................................2.0 million
     Total minimum lease payments............................$16.1 million

     The Company does not engage in hedging activities nor has it entered into transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

     As indicated in Notes 1 and 10 to the consolidated financial statements, the Company has entered into various agreements with IMS Health, who owned a majority and controlling interest in the outstanding Common Stock of the Company (58.3%) and held approximately 93.3% of the combined voting power of the Company's Common Stock at December 31, 2001.

     IMS Health currently provides the Company with certain administrative services, including payroll and payables processing and permits the Company to participate in IMS Health's business insurance plans. In prior periods, IMS Health provided certain other services such as tax planning and compliance, which have now been transitioned to the Company. Costs for all periods prior to the Company's IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed and charged to the Company under the CTS/IMS Health intercompany services agreement that was negotiated between the parties on an arms length basis.

     The Company and IMS Health have entered into Master Services Agreements pursuant to which the Company provides IT services to IMS Health. The IT services are provided to IMS Health on terms that are comparable to unrelated third parties. The same is true for IT services provided to former affiliates of D&B and Cognizant Corporation, former parents of the Company, and former and present affiliates of IMS Health. In 2001, the Company recognized related party revenues totaling $18.8 million for services performed for IMS Health. In 2000, the Company recognized related party revenues totaling $14.3 million including revenues from IMS Health and Strategic Technologies (through August 30, 2000). In 1999, the Company recognized related party revenues totaling $14.8 million including revenues from IMS Health and Strategic Technologies.

     In December 2001, the Company paid IMS Health a one-time fee of approximately $825,000 under an alliance agreement in which the Company was named "vendor of choice" for IT services to the pharmaceutical industry. This agreement was negotiated between the parties on an arms-length basis.

     In addition, the Company has a certain relationship with Erisco, which is now a wholly owned subsidiary of The Trizetto Group, Inc. ("Trizetto"). As of December 31, 2001, IMS Health owned approximately 26.8% of the outstanding common stock of Trizetto. During 2001 the Company recorded revenues from Erisco of approximately $401,000 and payments to Erisco for commissions and marketing fees of approximately $1.0 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     During 2000 and 2001, various new accounting pronouncements were issued which may impact the Company's financial statements. (See Note 2 to the Consolidated Financial Statements.)

FORWARD LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) the significant fluctuations of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) the number, timing, scope and contractual terms of software development and maintenance projects, (b) delays in the performance of projects, (c) the accuracy of estimates of costs, resources and time to complete projects, (d) seasonal patterns of the Company's services required by customers, (e) levels of market acceptance for the Company's services, and (f) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to increase the number of its  personnel,  particularly  skilled  technical,  marketing  and management personnel, and (b) to continue to develop and improve its operational, financial, communications and other internal systems, in the United States, Europe and India; (iv) the Company's limited operating history with unaffiliated customers; (v) the Company's reliance on key customers and large projects; (vi) the highly competitive nature of the markets for the Company's services; (vii) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (viii) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (ix) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (x) the Company's ability to protect its intellectual property rights; and (xi) general economic conditions. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

(a) (1)  Consolidated Financial Statements.

         Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a) (2)  Consolidated Financial Statement Schedule.

         Reference is made to the Index to Financial Statement Schedule on Page F-1.

(a) (3)  Exhibits.

         Reference is made to the Index to Exhibits on Page 40.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

     Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2002.

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


       SIGNATURE                                     TITLE                                     DATE
       ---------                                     -----                                     ----
/s/Wijeyaraj Mahadeva                         Chairman of the Board and Chief              March 11, 2002
------------------------------                Executive Officer (Principal
   Wijeyaraj Mahadeva                         Executive Officer)

/s/Gordon Coburn                              Chief Financial Officer, Treasurer           March 11, 2002
------------------------------                and Secretary (Principal Financial
   Gordon Coburn                              and Accounting Officer)

/s/ Thomas M. Wendel                          Director                                     March 11, 2002
------------------------------
   Thomas M. Wendel

/s/ Robert W. Howe                            Director                                     March 11, 2002
------------------------------
   Robert W. Howe

                                              Director                                     March 11, 2002
------------------------------
   John E. Klein

/s/Venetia Kontogouris                        Director                                     March 11, 2002
------------------------------
   Venetia Kontogouris

/s/ David M. Thomas                           Director                                     March 11, 2002
------------------------------
   David M. Thomas

/s/ Robert W. Weissman                        Director                                     March 11, 2002
------------------------------
   Robert W. Weissman

                                              Director                                     March 11, 2002
------------------------------
   James C. Malone


                                  EXHIBIT INDEX

    EXHIBIT
      NO.               DESCRIPTION OF EXHIBIT
-----------------       ----------------------------

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


    EXHIBIT
      NO.               DESCRIPTION OF EXHIBIT
-----------------       ----------------------------

     10.10              Sublease dated August 28, 1998 by and between Trans Tec Services, Inc., as Sublessor, and the
                        Company, as Sublessee (Incorporated by reference to Exhibit 10.10 to the Company's Annual
                        Report on Form 10-K for the Year ended December 31, 1998.)

     10.11*             1999 Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

     10.12*             Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

     10.13**            Sublease dated as of April 6, 2001 by and between American Express Travel Related Services
                        Company, Inc., as Sublessor, and the Company, as Sublessee.

      21                List of subsidiaries of the Company.  (Incorporated by reference to Exhibit 21 to the
                        Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on
                        June 18, 1998.)

      23**              Consent of PricewaterhouseCoopers LLP.

-----------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**   Filed herewith.  All other exhibits previously filed.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                         Page
                                                                         ----

Consolidated Financial Statements:

   Report of Independent Accountants...................................   F-2

   Consolidated Statements of Financial Position as of
     December 31, 2001 and 2000........................................   F-3

   Consolidated Statements of Operations for the
     years ended December 31, 2001, 2000 and 1999......................   F-4

   Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2001, 2000 and 1999......................   F-5

   Consolidated Statements of Cash Flows for the
     years ended December 31, 2001, 2000 and 1999......................   F-6

   Notes to Consolidated Financial Statements..........................   F-7

Unaudited Quarterly Financial Data.....................................   F-24

Financial Statement Schedule:
         Schedule of Valuation and Qualifying Accounts.................   F-25

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity listed in the accompanying index present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 4, 2002

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (in thousands, except par values)

                                                                                           AT DECEMBER 31,
                                                                                           ---------------
                                                                                         2001             2000
                                                                                         ----             ----
        ASSETS
Current assets:
Cash and cash equivalents......................................................    $    84,977       $    61,976
Trade accounts receivable, net of allowances of  $882 and $516, respectively...         21,063            19,187
Trade accounts receivable - related party......................................          1,481             1,361
Unbilled accounts receivable...................................................          5,005             1,941
Unbilled accounts receivable - related party                                               417                --
Other current assets...........................................................          4,392             3,758
                                                                                    ----------        ----------

  Total current assets.........................................................        117,335            88,223
                                                                                    ----------        ----------

Property and equipment, net of accumulated depreciation of  $16,805
  and $10,997, respectively....................................................         24,339            15,937
Goodwill, net..................................................................            878             1,195
Investment.....................................................................             --             1,955
Other assets...................................................................          2,431             2,230
                                                                                    ----------        ----------

  Total assets.................................................................    $   144,983       $   109,540
                                                                                    ==========        ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable...............................................................    $     3,652       $     2,849
Accounts payable-related party.................................................             --                 8
Accrued expenses and other liabilities.........................................         18,046            23,865
                                                                                    ----------        ----------

  Total current liabilities....................................................         21,698            26,722

Deferred income taxes..........................................................         24,493            16,702
                                                                                    ----------        ----------

  Total liabilities............................................................         46,191            43,424
                                                                                    ----------        ----------

Commitments and contingencies (See Notes 11 and 12 to the Consolidated
  Financial Statements)

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued.........             --                --
Class A common stock, $.01 par value, 100,000 shares authorized, 8,065 and  7,362 shares issued and outstanding at December 31, 2001 and 2000,
  respectively....                                                                          80                73
Class B common stock, $.01 par value, 25,000 shares authorized, 11,290 shares
  issued and outstanding at December 31, 2000 and 1999, respectively...........            113               113
Additional paid-in capital.....................................................         39,711            29,094
Retained earnings..............................................................         59,046            36,886
Cumulative translation adjustment..............................................           (158)              (50)
                                                                                    ----------        ----------

  Total stockholders' equity...................................................         98,792            66,116
                                                                                    ----------        ----------

  Total liabilities and stockholders' equity...................................    $   144,983       $   109,540
                                                                                    ==========        ==========

       The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------

                                                                           2001           2000        1999
                                                                           ----           ----        ----
  Revenues.........................................................    $158,969       $122,758      $  74,084
  Revenues-related party...........................................      18,809         14,273         14,820
                                                                      -------------  ------------  ------------
    Total revenues.................................................     177,778        137,031         88,904
  Cost of revenues.................................................      90,848         70,437         46,161
                                                                      -------------  ------------  ------------
  Gross profit.....................................................      86,930         66,594         42,743
  Selling, general and administrative expenses.....................      44,942         35,959         23,061
  Depreciation and amortization expense............................       6,368          4,507          3,037
                                                                      -------------  ------------  ------------
  Income from operations...........................................      35,620         26,128         16,645
  Other(expense) income:
  Interest income..................................................       2,501          2,649          1,263
  Impairment loss on investment                                          (1,955)            --             --
  Other  (expense) income, net.....................................        (767)          (530)            37
                                                                      -------------  ------------  ------------
    Total other (expense) income...................................        (221)         2,119          1,300
                                                                      -------------  ------------  ------------
  Income before provision for income taxes.........................      35,399         28,247         17,945
  Provision for income taxes.......................................     (13,239)       (10,564)        (6,711)
                                                                      -------------  ------------  ------------
  Net income.......................................................    $ 22,160       $ 17,683      $  11,234
                                                                      =============  ============  ============

  Net income per share, Basic......................................    $   1.17       $   0.95      $   0.61
                                                                      =============  ============  ============

  Net income per share, Diluted....................................    $   1.09       $   0.87      $   0.58
                                                                      =============  ============  ============

  Weighted average number of common shares outstanding - Basic.....      19,017         18,565         18,342
  Dilutive effect of shares issuable as of period-end under stock
    option plans...................................................       1,354          1,691          1,074
                                                                      -------------  ------------  ------------

  Weighted average number of common shares - Diluted...............      20,371         20,256         19,416
                                                                      -------------  ------------  ------------

  Comprehensive Income:
     Net income....................................................    $ 22,160       $ 17,683      $  11,234
     Foreign currency translation adjustment.......................        (108)           (41)             2
                                                                       ------------  ------------ -------------
  Total comprehensive income.......................................    $ 22,052       $ 17,642      $  11,236
                                                                      =============  ============  ============

       The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                        CLASS A                CLASS B
                                     COMMON STOCK            COMMON STOCK        ADDITIONAL                   CUMULATIVE
                                     -------------           -------------        PAID-IN      RETAINED       TRANSLATION
                                   SHARES    AMOUNT      SHARES     AMOUNT        CAPITAL      EARNINGS       ADJUSTMENT     TOTAL
                                   ------    ------      ------     ------        -------      --------       ----------     -----

Balance, December 31, 1998......     7,010      $70      11,290      $113        $24,475        $7,969             $(11)   $32,616
                                 =========    =======  ==========  ========     ==========    ==========       ==========  =========
Translation adjustment .........        --       --        --          --             --            --                2          2
Exercise of Stock Options.......       192        2        --          --            549            --               --        551
Tax Benefit related to Option
  Exercises.....................        --       --        --          --            886            --               --        886
Compensatory Grant..............        --       --        --          --            340            --               --        340
   Less Prior year charge.......        --       --        --          --           (122)           --               --       (122)
   Less Unearned portion........        --       --        --          --            (46)           --               --        (46)
Net income .....................        --       --        --          --             --        11,234               --     11,234
                                 ---------    ------   ----------  --------     ----------    ----------       ----------  ---------
Balance, December 31, 1999......     7,202       72      11,290       113         26,082        19,203               (9)    45,461
                                 =========    =======  ==========  ========     ==========    ==========       ==========  =========

Translation Adjustment..........        --       --        --          --             --            --              (41)       (41)
Exercise of Stock Options.......       129        1        --          --            782            --               --        783
Tax Benefit related to Option
  Exercises.....................        --       --        --          --          1,258            --               --      1,258
Employee Stock Purchase Plan....        32       --        --          --            937            --               --        937
Compensatory Grant..............        --       --        --          --            340            --               --        340
  Less Prior year charges.......        --       --        --          --           (294)           --               --       (294)
  Less Unearned portion.........        --       --        --          --            (11)           --               --        (11)
Net Income......................        --       --        --          --             --        17,683               --     17,683
                                 ---------    -------  ----------  --------     ----------    ----------      -----------  ---------
Balance, December 31, 2000......     7,363     $ 73      11,290     $ 113       $ 29,094      $ 36,886         $    (50)   $66,116
                                 =========    =======  ==========  ========     ==========    ==========      ===========  =========

Translation Adjustment..........        --       --        --          --             --            --             (108)      (108)
Exercise of Stock Options.......       665        7        --          --          5,131            --               --      5,138
Tax Benefit related to Stock
  Plans.........................        --       --        --          --          4,633            --               --      4,633
Employee Stock Purchase Plan....        37       --        --          --            842            --               --        842
Compensatory Grant..............        --       --        --          --            340            --               --        340
  Less Prior year charges.......        --       --        --          --           (329)           --               --       (329)
Net Income......................        --       --        --          --             --        22,160               --     22,160
                                 ---------    -------  ----------   -------     ----------    ----------      -----------  ---------
Balance, December 31, 2001......     8,065     $ 80     11,290      $ 113       $  39,711     $ 59,046        $    (158)   $98,792
                                 =========    =======  ==========   =======     ==========    ==========      ===========  =========

       The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                       2001             2000             1999
                                                                       ----             ----             ----
Cash flows from operating activities:
Net income....................................................      $ 22,160         $ 17,683         $ 11,234
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization..............................         6,367            4,507            3,037
   Provision/(reduction) for doubtful accounts................         1,837              572              (31)
   Deferred income taxes......................................         7,791            6,341            4,258
    Impairment loss on investment                                      1,955               --               --
   Tax benefit related to option exercises....................         4,633            1,258              886
Changes in assets and liabilities:
Trade accounts receivable.....................................        (3,833)         (10,825)           1,068
Other current assets..........................................        (4,115)          (1,924)          (1,143)
Other assets..................................................           300             (902)            (116)
Accounts payable..............................................           803            1,414             (309)
Accrued and other liabilities.................................        (5,819)          12,096              562
                                                                    ----------       ----------       ----------
Net cash provided by operating activities.....................        32,079            30,220          19,446
                                                                    ----------       ----------       ----------

Cash flows used in investing activities:
Purchase of property and equipment............................       (14,953)          (10,652)         (5,924)
Investment....................................................            --            (1,955)             --
                                                                    ----------       ----------       ----------
Net cash used in investing activities.........................       (14,953)          (12,607)         (5,924)

Cash flows from financing activities:
Proceeds from stock plans / compensatory  grant ..............         5,991             1,755             723
 (Payments to) proceeds from  related party...................            (8)                8             (24)
                                                                    ----------       ----------       ----------
Net cash provided by financing activities.....................         5,983             1,763             699

Effect of currency translation................................          (108)              (41)              2

Increase in cash and cash equivalents.........................        23,001            19,335          14,223
Cash and cash equivalents, at beginning of year...............        61,976            42,641          28,418
                                                                    ----------       ----------       ----------
Cash and cash equivalents, at end of year.....................      $ 84,977          $ 61,976        $ 42,641
                                                                    ==========       ==========       ==========
Supplemental information:
Cash paid for income taxes during the year....................      $  3,797          $  1,186        $  2,546
                                                                    ==========       ==========       ==========

       The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


1.      BASIS OF PRESENTATION

     Cognizant Technology Solutions Corporation (the "Company" or "CTS") is principally engaged in providing high-quality, cost-effective, full life cycle solutions to complex software development and maintenance requirements that companies face as they transition to e-business. The Company has operations and subsidiaries in India, the United Kingdom, Germany, Canada and the United States. These IT services are delivered through the use of a seamless on-site and offshore consulting project team. These solutions include application development and integration, application management, and re-engineering services.

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

     In June 1998, the Company completed its IPO. (See Note 3 to the Consolidated Financial Statements.) As of December 31, 2001, IMS Health owned a majority and controlling interest in the outstanding Common Stock of the Company (58.3%) and held approximately 93.3% of the combined voting power of the Company's Common Stock.

     IMS Health currently provides the Company with certain administrative services, including payroll and payables processing and permits the Company to participate in IMS Health's business insurance plans. In prior periods, IMS Health provided certain other services such as tax planning and compliance, which have now been transitioned to the Company. Certain employees also participate in IMS Health's employee benefit plans. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

certain specific services. All subsequent services were performed and charged to the Company under the CTS / IMS Health intercompany services agreement. (See also Note 10 to the Consolidated Financial Statements.)

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and its consolidated subsidiaries as if it were a separate entity for all periods presented. All intercompany transactions are eliminated.

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

GOODWILL. Goodwill represents the excess of the purchase price of the former minority interest in the Company's Indian subsidiary over the fair values of amounts assigned to the incremental net assets acquired. Amortization expense has been recorded using the straight-line method over a period of seven years. Amortization expense was $317 for each of the years ended December 31, 2001, 2000 and 1999. Accumulated amortization was $1,345, $1,028 and $711 at December 31,

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

2001, 2000 and 1999, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"), the Company will no longer amortize its remaining goodwill balance for years beginning after December 31, 2001.

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

REVENUE RECOGNITION. The Company's services are entered into on either a time-and-materials or fixed-price basis. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts are recognized as the service is performed using the percentage-of-completion method of accounting, under which the sales value of performance, including estimated earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Fixed price contracts are cancellable subject to a specified notice period. All services provided by the Company through the date of cancellation are due and payable under the contract terms. The Company issues invoices related to fixed price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billings, based upon contract milestones or other contractual terms, and the recognition of revenue, based upon the percentage-of-completion method of accounting, are recognized as either unbilled or deferred revenue. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. A reserve for warranty provisions under such contracts, which generally exist for ninety days past contract completion, is estimated and accrued during the contract period.

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

RISKS AND UNCERTAINTIES. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The most significant estimates relate to the allowance for doubtful accounts, reserve for warranties, reserves for employee benefits, depreciation of fixed assets and long-lived assets, contingencies and litigation and the recognition of revenue and profits based on the percentage of completion method of accounting for fixed bid contracts. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying financial statements.

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

CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash investments with high credit quality financial institutions in investment-grade, short term debt securities and limits the amount of credit exposure to any one commercial issuer.

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

     CTS India is an export oriented company that is entitled to claim a tax holiday for a period of nine years from April 1995 through March 2004 in respect to its export profits. Under the Indian Income Tax Act of 1961, substantially all of the earnings of the Company's Indian subsidiary are currently exempt from Indian Income Tax as profits are attributable to export operations. However, since management currently intends to repatriate all accumulated earnings from India to the United States, the Company has provided deferred U.S. income taxes on all such Indian undistributed earnings. Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided for as it is the Company's intent to reinvest such earnings. Such income taxes are immaterial.

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

RECLASSIFICATIONS. Certain prior-year amounts have been reclassified to conform with the 2001 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired must meet to be
recognized  and  reported  separately  from  goodwill.   The  Company  does  not
anticipate that adoption of FAS 141 will have any material effect on the Company's financial position or results of operations. FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 142 in the first quarter of 2002 will not have a material effect on the Company's financial position or results of operations.

     In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") was issued. FAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, FAS 143 requires an increase in the carrying amount of the related long-

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets useful life. FAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

     In August 2001, Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144") was issued. FAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." FAS 144 also amends ARB ("Accounting Research Bulletins") No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. FAS 144 retains the fundamental provisions of FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with FAS
121. Among other things, FAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate, that adoption of FAS 144 will have a material impact on the Company's financial position and results of operations.

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

4.      SUPPLEMENTAL FINANCIAL DATA

PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                      ESTIMATED             DECEMBER 31
                                      USEFUL LIFE           -----------
                                        (YEARS)         2001            2000
                                      -----------       ----            ----

    Buildings.......................      40          $  3,930        $  1,544
    Computer equipment and
      purchased software                   3            27,160          18,106
    Furniture and equipment.........     5 - 9           1,958           1,753
    Land............................                     1,678           1,580
    Leasehold improvements..........    Various          6,418           3,951
                                                      ------------    ----------
      Sub-total.....................                    41,144          26,934
    Accumulated depreciation and
      amortization..................                   (16,805)        (10,997)
                                                      ------------    ----------
Property and Equipment - Net........                  $ 24,339        $ 15,937
                                                      ============    ==========

ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other current liabilities consist of the following:

                                                            DECEMBER 31,
                                                            ------------
                                                        2001            2000
                                                        ----            ----

Accrued compensation and benefits...                  $  7,676        $ 10,056
Deferred revenue....................                     2,696           2,199
Accrued vacation                                         2,465           1,873
Accrued travel and entertainment....                     1,705           2,398
Accrued income taxes................                         0           1,446
Other...............................                     3,504           5,368
                                                      ------------    ----------
                                                      $ 18,046        $ 23,865
                                                      ============    ==========

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

5.      INVESTMENT

     In June 2000, the Company announced a strategic relationship with Trident Capital, a leading venture capital firm, to jointly invest in emerging e-business service and technology companies. In accordance with this strategy, the Company invested $1,955 in Questra Corporation, an e-business software and consulting firm headquartered in Rochester, New York, in return for a 5.8% equity interest. Trident Capital also independently made a direct investment in Questra Corporation. The Company's investment is being accounted for under the cost basis of accounting.

     The Company reviews for impairment certain assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Questra Corporation recently issued Preferred B shares in exchange for $19 million of new venture capital financing. Since the Company did not participate, it's ownership interest in Preferred A shares was reduced from 5.8% to 2.1%. Based on the implied fair value of Questra, as measured by the latest round of financing, and considering the preferential liquidation rights that the Preferred B shareholders received, the Company has concluded that it will not recover its investment in Questra and has recorded an impairment loss of $1,955 to recognize the other than temporary decline in value of its investment.

6.      EMPLOYEE BENEFITS

     Beginning in 1997, certain U.S. employees of the Company were eligible to participate in Cognizant's and now IMS Health's 401(k) plan. The Company matches up to 50.0% of the eligible employee's contribution. The amount charged to expense for the Company's matching contribution was $0, $31 and $49 for the years ended December 31, 2001, 2000 and 1999, respectively. In 2000, the Company established a 401(k) plan, which certain U.S. employees of the Company became eligible to participate in. The Company matches up to 50.0% of the eligible employee's contribution. The amount charged to expense for the matching contribution was $351 and $195 for the years ended December 31, 2001 and 2000, respectively.

     Certain of the Company's employees participate in IMS Health's defined benefit pension plan and a defined contribution plan in the United Kingdom sponsored by the Company. The costs to the Company recognized as postretirement benefit costs and related liabilities were not material to the Company's results of operations or financial position for the years presented. (See Note 10 to the Consolidated Financial Statements.)


     CTS India maintains an employee benefit plan that covers substantially all India-based employees. The employees' provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to twelve percent of their base compensation, which is matched by an equal contribution by CTS India. Contribution expense recognized was $790, $501 and $338 for the years ended December 31, 2001, 2000 and 1999, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

     CTS India also maintains a statutory gratuity plan that is a statutory postemployment benefit plan providing defined lump sum benefits. CTS India makes annual contributions to an employees' gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. The Company estimates its obligation based upon employees' salary and years of service. Expense recognized by the Company was $902, $511,and $358 for the years ended December 31, 2001, 2000 and 1999, respectively.

7.      INCOME TAXES

     Income (loss) before provision for income taxes consisted of the following for years ended December 31:

                                          2001            2000           1999
                                          ----            ----           ----
U.S..................................   $ 7,236         $ 7,469        $ 7,553
Non-U.S..............................    28,163          20,778         10,392
                                        --------        --------       --------
Total................................   $35,399         $28,247        $17,945
                                        ========        ========       =======

     The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                          2001            2000           1999
                                          ----            ----           ----
U.S. Federal and state:
  Current.............................. $ 2,986         $ 3,276         $ 3,079
  Deferred.............................   8,620           6,409           3,354
                                        --------        --------        --------
  Total U.S. Federal and state.........  11,606           9,685           6,433
                                        --------        --------        --------
Non-U.S.:
  Current..............................   1,466             961             315
  Deferred.............................     167             (82)            (37)
                                        --------        --------        --------
  Total non-U.S........................   1,633             879             278
                                        --------        --------        --------
  Total................................ $13,239         $10,564         $ 6,711
                                        ========        ========        ========

     The following table sets forth the significant differences between the U.S. federal statutory taxes and the Company's provision for income taxes for consolidated financial statement purposes:

                                                2001          2000         1999
                                                ----          ----         ----
Tax expense at U.S. Federal statutory rate...$ 12,390       $ 9,604      $ 6,101
State and local income taxes, net of
   Federal benefit...........................     361           375          398
Non-deductible Goodwill amortization.........     111           108          109
Other........................................     377           477          103
                                             ---------      --------     -------
Total income taxes...........................$ 13,239       $10,564      $ 6,711
                                             =========      ========     =======

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

The Company's deferred tax assets (liabilities) are comprised of the following at December 31:

                                                          2001          2000
                                                          ----          ----

Deferred tax assets:
  Net operating losses                                  $    --       $   120
  Timing differences..............................        1,042           367


Net deferred tax assets...........................        1,042           487

Deferred tax liabilities:
  Undistributed Indian income.....................       25,535        17,189


Total deferred tax liabilities....................       25,535        17,189
Net deferred tax liability........................      $24,493       $16,702


     CTS India is an export oriented company that is entitled to claim a tax holiday for a period of nine years from April 1995 through March 2004 in respect to its export profits. Under the Indian Income Tax Act of 1961, substantially all of the earnings of the Company's Indian subsidiary are currently exempt from Indian Income Tax as profits are attributable to export operations. However, since management currently intends to repatriate all accumulated earnings from India to the United States, the Company has provided deferred U.S. income taxes on all such undistributed earnings. Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided for as it is the Company's intent to reinvest such earnings. Such income taxes are not material. The Company has determined that the income taxes recorded by the Company would not be materially different in the absence of the current tax exemption and, therefore, the tax exemption had no material effect on earnings per share.

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

     On February 11, 2000, the Board of Directors declared a 2-for-1 stock split of Class A and Class B Common Stock effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. The stock split has been reflected in the financial statements, and all applicable references to the number of outstanding common shares and per share information has been restated. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options. Stockholders' equity account have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the capital in excess of par value account to the common stock accounts.

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

     In May 1999, CTS adopted the 1999 Incentive Compensation Plan, which provides for the grant of up to 2,000,000 stock options to eligible employees, nonemployee Directors and

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

independent contractors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. All options have a life of ten years, vest proportionally over four years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the grant date. On May 23, 2000, the stockholders of the Company approved an increase in the number of shares available for issuance under this plan from 2,000,000 to 3,000,000 shares. On May 30, 2001, the stockholders of the Company approved an increase in the number of shares available for issuance under this plan from 3,000,000 to 6,000,000.



     A summary of the Company's stock option activity, and related information is as follows as of December 31, 2001, 2000 and 1999:

                                              --------------------------------------------------------------------------------------
                                                  2001          2001          2000           2000           1999           1999
                                              --------------------------------------------------------------------------------------
                                                              WEIGHTED                     WEIGHTED                      WEIGHTED
                                                               AVERAGE                      AVERAGE                        AVERAGE
                                                              EXERCISE                     EXERCISE                       EXERCISE
                                                 SHARES         PRICE        SHARES          PRICE          SHARES         PRICE
                                                 ------         -----        ------          -----          ------         -----
Outstanding at beginning of year........       3,681,312       $  18.90     2,551,808      $   8.37       1,370,052      $    2.93
  Granted, Employee Option Plan.........              --          --               --            --         122,400      $   13.73
  Granted, Directors Option Plan........              --          --               --            --          40,000          11.16
  Granted, 1999 Incentive Comp. Plan....       1,541,600       $  31.71     1,408,000      $  37.59       1,277,000          12.58
  Exercised.............................        (666,019)      $   7.71      (129,868)     $   6.01        (191,494)          2.88
  Cancelled.............................        (238,352)      $  37.57      (147,878)     $  26.43         (66,150)          4.51
  Expired...............................         (13,000)      $  53.70          (750)     $  12.22              --             --
Outstanding - end of year...............       4,305,541       $  24.08     3,681,312      $  18.90       2,551,808      $    8.37
Exercisable - end of year...............       1,192,510       $  13.99       956,608      $   5.83         441,902      $    3.40


         The following summarizes information about the Company's stock options outstanding and exercisable by price range at December 31, 2001:


------------------------------------------------------------------------------------------------------------------------------------
                         OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
       RANGE OF                           WEIGHTED AVERAGE REMAINING      WEIGHTED
       EXERCISE              NUMBER        CONTRACTUAL LIFE IN YEARS      AVERAGE                                 WEIGHTED AVERAGE
        PRICES             OUTSTANDING                                 EXERCISE PRICE         OPTIONS              EXERCISE PRICE
--------------------   ------------------ --------------------------   --------------         -------           --------------------

     $1.93 - $1.93            386,404              5.5 Years               $  1.93            386,404                $  1.93
     $3.46 - $5.00            206,532              6.3 Years               $  4.24            162,276                $  4.04
     $5.44 - $8.06             16,500              6.7 Years               $  6.23              5,000                $  5.96
    $10.75 - $15.36         1,064,055              7.4 Years               $ 12.39            351,155                $ 12.36
    $20.78 - $30.94         1,069,800              9.3 Years               $ 28.12              2,000                $ 29.94
    $31.50 - $45.50         1,404,250              8.9 Years               $ 35.43            229,175                $ 33.35
    $47.91 - $68.75           158,000              8.3 Years               $ 56.53             56,500                $ 56.89
                           ----------
             Total          4,305,541              8.2 Years               $ 24.08          1,192,510                $ 13.99

------------------------------------------------------------------------------------------------------------------------------------

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


Compensation cost recognized by the Company under APB 25 was $11, $35 and $172 for 2001, 2000 and 1999, respectively.

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

                                                        DECEMBER 31,
                                                        ------------
                                         2001              2000             1999
                                         ----              ----             ----

Net income
  As reported.....................     $22,160          $17,683          $11,234
  Pro forma.......................     $15,033          $12,815          $10,047
As reported
  Net income per share, basic.....       $1.17            $0.95            $0.61
  Net income per share, diluted...       $1.09            $0.87            $0.58
Pro forma
  Net income per share, basic.....       $0.79            $0.69            $0.55
  Net income per share, diluted...       $0.74            $0.63            $0.52


     The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

     For purposes of pro forma disclosures only, the fair value for all Company options was estimated at the date of grant using the Black-Scholes option model with the following weighted average assumptions in 2001; risk-free interest rate of 4.3%, expected dividend yield of 0.0%, expected volatility of 78% and weighted average expected life of 3.0 years. 2000 assumptions; risk-free interest rate of 6.1%, expected dividend yield of 0.0%, expected volatility of 75% and expected life of 3.9 years. 1999 assumptions; risk-free interest rate of
5.6 %, expected dividend yield of 0.0%, expected volatility of 75.0% and expected life of 3.9 years. The weighted-average fair value of the Company's options granted during 2001, 2000 and 1999 was $16.68, $21.71 and $7.45, respectively. The assumptions used in 1999 for IMS Health stock options were: risk-free interest rate of 4.8%, expected dividend yield of 0.3%, expected volatility of 35.0% and expected life of 3.0 years. The assumptions used in 1998 for IMS Health stock options were: risk-free interest rate of 5.5%, expected dividend yield of 0.3%, expected volatility of 25.0% and expected life of 3.0 years. The weighted average fair value of IMS Health stock options granted to certain executive officers in 1998 was $7.14 and in 1999 was $9.99.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

10.     RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

REVENUES. The Company and IMS Health have entered into Master Services Agreements pursuant to which the Company provides IT services to IMS Health. In 2001, the Company recognized related party revenues totaling $18,809 including revenues from IMS Health. In 2000, the Company recognized related party revenues totaling $14,273 including revenues from IMS Health and Strategic Technologies (through August 30, 2000). In 1999, the Company recognized related party revenues totaling $14,820 including revenues from IMS Health and Strategic Technologies.

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

SERVICES. IMS Health currently provides the Company with certain administrative services, including payroll and payables processing and permits the Company to participate in IMS Health's business insurance plans. In prior periods, IMS Health provided certain other services such as tax planning and compliance, which have now been transitioned to the Company. All services were performed under the CTS / IMS Health intercompany services agreement. Total costs charged to the Company by IMS Health in connection with these services were $440, $254 and $350 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In  December   2001,  the  Company  paid  IMS  Health  a  one-time  fee  of approximately $825 under an alliance agreement in which the Company was named "vendor of choice" for IT services to the pharmaceutical industry.

     Intercompany receivables/payables to IMS Health at December 31, 2001, 2000 and 1999 are as follows:

                                            2001           2000           1999
                                            ----           ----           ----
     Proceeds from (payments to), net.....    -             $8           $(24)

     In addition, the Company has a certain relationship with the former Erisco Managed Care Technologies ("Erisco"), which is now a wholly owned subsidiary of The Trizetto Group, Inc. ("Trizetto"). As of December 31, 2001, IMS Health owned approximately 26.8% of the outstanding common stock of Trizetto. During 2001 the Company recorded revenues from

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

Erisco of approximately $401 and payments to Erisco for commissions and marketing fees of approximately $1,012.

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

STOCK OPTIONS. In November 1996, in consideration for services to the Company, Cognizant Corporation granted an executive officer and director of the Company options to purchase an aggregate of 114,900 shares (on a pre-split basis) of the common stock of Cognizant Corporation at an exercise price of $33.38 per share. Such executive officer and director agreed to forfeit options to purchase 58,334 shares (on a pre-split basis) of Cognizant Corporation common stock upon the consummation of the Company's initial public offering. In July 1998, IMS Health granted an executive officer options to purchase an aggregate of 8,158 shares (on a pre-split basis) of the common stock of IMS Health at an exercise price of $30.17 per share. All remaining such options have since been converted into options to purchase the common stock of IMS Health as a result of the Reorganization that occurred on July 1, 1998, the two-for-one split of IMS Health stock that occurred on January 15, 1999, the distribution of Gartner Group shares that occurred on July 26, 1999 and the distribution of Synavant Inc. (formerly known as Strategic Technologies) shares that occurred on August 30, 2000. At December 31, 2001 after adjusting for the Reorganization, the split of IMSH stock and the distribution of Gartner Group and Synavant Inc. shares, such officer had 143,687 options in IMS Health outstanding at a weighted average exercise price of $14.47 per share. At December 31, 2001, 127,470 options were exercisable.

     In November 1996, Cognizant Corporation granted an executive officer options to purchase an aggregate of 60,000 shares (on a pre-split basis) of the common stock of Cognizant Corporation at an exercise price of $33.38 per share. In addition, in November 1996, such executive officer was granted options to purchase an aggregate of 20,000 shares (on a pre-split basis) of the common stock of Cognizant Corporation at an exercise price of $33.38 per share, which was equal to the fair market value at the grant date, by paying ten percent of the option exercise price as an advance payment toward such exercise. The unvested portion of such advance payment is refundable under certain conditions. The remaining 90 percent is payable at exercise. In July 1998, IMS Health granted an executive officer options to purchase an aggregate of 9,106 shares (on a pre-split basis) of the common stock of IMS Health at an exercise price of $30.17 per share. All remaining such options have since been converted into options to purchase the common stock of IMS Health as a result of the Reorganization, the two-for-one split of IMS Health stock, the distribution of Gartner Group and Synavant Inc. shares discussed above. At December 31, 2001, after adjusting for the Reorganization, the split of IMSH stock and the distribution of Gartner Group and Synavant Inc. shares, such officer had

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

68,222 options in IMS Health outstanding at a weighted average exercise price of $17.07 per share. At December 31, 2001, 39,326 options were exercisable.

11.     COMMITMENTS

     As of December 31,2001, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $10.7 million, of which $7.6 million has been spent to date.


     The Company leases office space and equipment under operating leases, which expire at various dates through the year 2010. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2001 are as follows:

     2002...................................................       $4,761
     2003...................................................        4,296
     2004...................................................        2,819
     2005...................................................        1,400
     2006...................................................          785
     Thereafter.............................................        2,033
     Total minimum lease payments...........................      $16,094

     Rental expense totaled $3,175, $3,472, and $1,823 for years ended December 31, 2001, 2000 and 1999, respectively.

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

13.     SEGMENT INFORMATION

     The Company, operating globally, provides software services for medium and large businesses. North American operations consist primarily of software services in the United States and Canada. European operations consist of software services principally in the United Kingdom. Asian operations consist of software services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation.

     In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Information about the Company's operations and total assets in North America, Europe and Asia for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                            2001         2000          1999
                                            ----         ----          ----
        REVENUES (1)(1a)
        North America (2)............... $ 152,422    $ 114,932      $  71,171
        Europe(3).......................    23,092       20,959         17,352
        Asia............................     2,264        1,140            381
                                        ----------   ----------     ----------
        Consolidated.................... $ 177,778    $ 137,031      $  88,904
                                        ==========   ==========     ==========

        OPERATING INCOME (1)
        North America(2)................ $  30,536    $  21,918      $  13,328
        Europe(3).......................     4,632        3,994          3,245
        Asia............................       452          216             72
                                        ----------   ----------     ------------
        Consolidated.................... $  35,620    $  26,128      $  16,645
                                        ==========   ==========     ============

        IDENTIFIABLE ASSETS
        North America(2)................ $  88,328    $  71,464      $  43,671
        Europe(4).......................     5,322        7,293          3,408
        Asia............................    51,333       30,783         21,947
                                        ----------   ----------     ------------
        Consolidated.................... $ 144,983    $ 109,540      $  69,026
                                        ==========   ==========     ============

    (1) Revenues and resulting operating income are attributed to regions based upon customer location.

    (1a) Application development and integration services represented approximately 32.3%, 46.1% and 42.9% of revenues in 1999, 2000 and 2001, repsectively. Application management services accounted for
         44.0%,  47.0%   and   51.8%  of  revenues  in  1999,  2000  and   2001,
         respectively. Year 2000 compliance services represented approximately 15.6% of revenues in 1999.

    (2)  Substantially all relates to operations in the United States.

    (3) Includes revenue from operations in the United Kingdom of $18,129, $13,718, and $9,933 for the year ended December 31, 2001, 2000 and 1999, respectively.

    (4) Includes identifiable assets in the United Kingdom of $5,184, $7,012, and $3,325 at December 31, 2001, 2000 and 1999, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

     During 1999, 2000 and 2001, the Company's top five customers accounted for, in the aggregate, 57.3%, 39.5% and 34.7% of revenues, respectively. The Company's ten largest customers accounted for, in the aggregate, approximately 75.3%, 59.1% and 53.0% of the Company's revenues in 1999, 2000 and 2001, respectively. In 2001, sales to related party customers accounted for 10.6% of revenues. No third party customer accounted for sales in excess of 10% of revenues in 2000. In 2000, sales to related party customers accounted for 10.4% of revenues. No third party customer accounted for sales in excess of 10% of revenues in 2000. In 1999, sales to related party customers accounted for 16.7% of revenues and one third party customer accounted for 17.4% of revenues. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Three Months Ended
                                           ---------------------------------------------------------------
2001                                         March 31       June 30       September 30       December 31        Full Year
----------------------------------------------------------------------------------------------------------------------------

Operating Revenue                             $43,404       $45,411          $45,502             $43,461         $177,778
Gross Profit                                  $21,035       $22,030          $22,393             $21,472          $86,930
Income from Operations                         $8,389        $8,874           $9,323              $9,034          $35,620
Net Income                                     $5,565        $5,847           $6,108              $4,640          $22,160
Earnings Per Share of Common Stock
  Basic                                         $0.30         $0.31            $0.32               $0.24            $1.17
  Diluted                                       $0.28         $0.29            $0.30               $0.23         $1.09(1)
----------------------------------------------------------------------------------------------------------------------------



                                                                 Three Months Ended
                                           -----------------------------------------------------------------
2000                                         March 31       June 30       September 30       December 31        Full Year
----------------------------------------------------------------------------------------------------------------------------

Operating Revenue                             $27,070       $31,801          $37,107             $41,053          $137,031
Gross Profit                                  $13,131       $15,425          $17,997             $20,041           $66,594
Income from Operations                         $5,123        $6,041           $7,079              $7,885           $26,128
Net Income                                     $3,461        $4,017           $4,785              $5,420           $17,683
Earnings Per Share of Common Stock
  Basic                                         $0.19         $0.22            $0.26               $0.29          $0.95(1)
  Diluted                                       $0.17         $0.20            $0.24               $0.27          $0.87(1)
----------------------------------------------------------------------------------------------------------------------------

  (1) The sum of the quarterly earnings per share does not equal full year earnings per share due to rounding.

                   Cognizant Technology Solutions Corporation
                        Valuation and Qualifying Accounts
                             (Dollars in Thousands)


Accounts Receivable Allowance:



           Balance at    Charged to     Charged to
          Beginning of   Costs and         Other                    Balance at
   Year     Period       Expenses        Accounts   Deductions     End of Period
   ----     -------      --------        --------   ----------     -------------
   2001     $   516      $  1,895    --             $   1,529      $     882

   2000     $   225      $    572    --             $     281      $     516

   1999     $   274      $    (31)   --             $      18      $     225