Form 10-Q
period 2002-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2002-05-13
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                           Commission File No. 0-24429

                   Cognizant Technology Solutions Corporation
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                      13-3728359
---------------------------------          -------------------------------------
  (State or Other Jurisdiction             (I.R.S. Employer Indentification No.)
of Incorporation or Organization)

500 Glenpointe Centre West, Teaneck, New Jersey                            07666
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

             Yes:  X                                No:
                 -----                                 -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 29, 2002:

             Class                                      Number of Shares
             -----                                      ----------------

Class A Common Stock, par value $.01 per share              8,208,331

Class B Common Stock, par value $.01 per share             11,290,900

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements (Unaudited).....     1

             Condensed Consolidated Statements of Income and
             Comprehensive Income (Unaudited) for the Three Months
             Ended March 31, 2002 and 2001...............................     2

             Condensed Consolidated Statements of Financial Position
             (Unaudited) as of March 31, 2002 and December 31, 2001......     3

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Three Months Ended March 31, 2002 and 2001.........      4

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)................................................      5

     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition..............      9

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K..........................     16

      SIGNATURES........................................................     17

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

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                                  MARCH 31,
                                                                  ---------
                                                              2002        2001
                                                              ----        ----

Revenues.............................................      $41,650      $39,986
Revenues - related party.............................        4,834        3,418
                                                           -------      -------
  Total revenues.....................................       46,484       43,404

Cost of revenues.....................................       24,189       22,369
                                                           -------      -------
Gross profit.........................................       22,295       21,035

Selling, general and administrative
  expenses...........................................       11,222       11,208
Depreciation and amortization expense................        1,927        1,438
                                                           -------      -------
Income from operations...............................        9,146        8,389

Other income (expense):
  Interest income....................................          429          746
  Other expense - net................................         (159)        (245)
                                                           -------      -------
      Total other income.............................          270          501
                                                           -------      -------

Income before provision for income taxes.............        9,416        8,890
Provision for income taxes...........................       (2,307)      (3,325)
                                                           -------      -------
Net income...........................................      $ 7,109      $ 5,565
                                                           =======      =======

Basic earnings per share.............................      $  0.37      $  0.30
                                                           =======      =======
Diluted earnings per share...........................      $  0.35      $  0.28
                                                           =======      =======

Weighted average number of common shares outstanding -
  Basic..............................................       19,365       18,698
                                                           =======      =======
Dilutive Effect of Shares Issuable as of Period-End
  Under Stock Option Plans...........................        1,202        1,534
                                                           =======      =======
Weighted average number of common shares outstanding -
  Diluted............................................       20,567       20,232
                                                           =======      =======
Comprehensive Income:
Net Income...........................................      $ 7,109      $ 5,565

Foreign Currency Translation Adjustments.............          (46)        (116)
                                                           -------      -------
Other Comprehensive Income/(Loss)....................      $   (46)     $  (116)
                                                           =======      =======

Comprehensive Income.................................      $ 7,063      $ 5,449
                                                           =======      =======

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statement.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                                             MARCH 31,    DECEMBER 31,
                                                               2002          2001
                                                           ------------  -------------
                         ASSETS
Current assets:
   Cash and cash equivalents............................    $ 91,186       $ 84,977
   Trade accounts receivable, net of allowance of $ 717
   and $882, respectively...............................      22,139         21,063
   Trade accounts receivable-related party..............       1,635          1,481
   Unbilled accounts receivable.........................       5,321          5,005
   Unbilled accounts receivable-related party...........         690            417
   Other current assets.................................       6,101          4,392
                                                            --------       --------
      Total current assets..............................     127,072        117,335
                                                            --------       --------

Property and equipment, net of accumulated depreciation
   of $18,691 and $16,805 respectively..................      24,247         24,339
Goodwill, net...........................................         878            878
Other assets............................................       2,124          2,431
                                                            --------       --------
      Total assets......................................    $154,321       $144,983
                                                            ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.....................................    $  3,560       $  3,652
   Accrued and other current liabilities................      18,804         18,046
                                                            --------       --------
      Total current liabilities.........................      22,364         21,698

Deferred income taxes...................................      25,004         24,493
                                                            --------       --------
      Total liabilities.................................      47,368         46,191
                                                            --------       --------

Commitments and Contingencies (See Note 6)

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares
  authorized, none issued...............................          --             --
Class A common stock, $.01 par value, 100,000 shares
  authorized, 8,117 shares and 8,065 shares issued and
  outstanding at March 31, 2002 and December 31, 2001,
  respectively..........................................          81             80
Class B common stock, $.01 par value, 25,000 shares
  authorized, 11,290 shares issued and outstanding at
  March 31, 2002 and December 31, 2001, respectively....         113            113
Additional paid-in-capital..............................      40,808         39,711
Retained earnings.......................................      66,155         59,046
Cumulative translation adjustment.......................        (204)          (158)
                                                            --------       --------
      Total stockholders' equity........................     106,953         98,792
                                                            --------       --------
      Total liabilities and stockholders' equity........    $154,321       $144,983
                                                            ========       ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statement.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                      FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                                 ---------

                                                              2002        2001
                                                              ----        ----
Cash flows from operating activities:
Net income..............................................  $  7,109    $  5,565

Adjustments to reconcile net income to net cash provided
by operating activities:
      Depreciation and amortization.....................     1,927       1,438
      Provision for doubtful accounts...................       328         755
      Deferred income taxes.............................       511       1,713
      Tax benefit related to option exercises...........       423         523
Changes in assets and liabilities:
      Trade accounts receivable.........................    (1,558)         51
      Other current assets..............................    (2,298)     (2,366)
      Other assets......................................       417         (35)
      Accounts payable..................................       (92)       (627)
      Accrued and other liabilities.....................       758      (5,559)
                                                         ---------    --------
Net cash provided by operating activities...............     7,525       1,458
                                                         ---------    --------
Cash flows from investing activities:
Purchases of property and equipment.....................    (1,944)     (3,108)
                                                         ---------    --------
Net cash used in investing activities...................    (1,944)     (3,108)
                                                         ---------    --------

Cash flows from financing activities:
Proceeds from issued shares/contributed capital.........       674         756
                                                         ---------    --------
Net cash provided by financing activities...............       674         756
                                                         ---------    --------

Effect of currency translation..........................       (46)       (116)
                                                         ---------    --------

Increase in cash and cash equivalents ..................     6,209      (1,010)
Cash and cash equivalents, beginning of year............    84,977      61,976
                                                         ---------    --------
Cash and cash equivalents, end of period................ $  91,186    $ 60,966
                                                         =========    ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statement.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (the "Company") in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 2001 Annual Report on Form 10-K. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year.

NOTE 2 - COMPREHENSIVE INCOME:

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments. Accumulated balances of Cumulative Translation Adjustments, as of March 31, 2002 and March 31, 2001 are as follows:

                                                      Cumulative
                                                      Translation
                                                      Adjustment
                                                      ----------
     Balance, December 31, 2001...................      $ (158)
     Period Change................................         (46)
                                                        ------
     Balance, March 31, 2002......................      $ (204)
                                                        ======

     Balance, December 31, 2000...................      $  (50)
     Period Change................................        (116)
                                                        ------
     Balance, March 31, 2001......................      $ (166)
                                                        ======

NOTE 3 - RELATED PARTY TRANSACTIONS:

     As of March 31, 2002, IMS Health Incorporated ("IMS Health") owned approximately 58.2% of the outstanding Common Stock of the Company (representing all of the Company's Class B Common Stock) and held approximately 93.3% of the combined voting power of the Company's Common Stock.

     IMS Health currently provides the Company with certain administrative services including payroll and payables processing and permits the Company to participate in certain of IMS Health's business insurance plans. In prior periods, IMS Health provided certain other services such as tax planning and compliance, which have since been transitioned to the Company. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed and charged to the Company under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $139 and $110 for the three-month periods ended March 31, 2002 and March 31, 2001, respectively.

     Other related party disclosures are included in Note 7 to the Condensed Consolidated Financial Statements.

NOTE 4 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

Statements of Financial Accounting Standards Adopted:

     In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting
Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 141 and FAS 142 did not have a material effect on the Company's financial position or results of operations. The following table sets forth the Company's results had FAS 142 been applied to the prior-period financial statements presented herein.

                                                         THREE MONTHS
                                                         ------------
                                                             ENDED
                                                             -----
                                                        MARCH 31, 2001
                                                        --------------
Reported Net Income                                          $5,565
Reversal of Goodwill Amortization - net of tax                   79
                                                             ------
Adjusted Net Income excluding Goodwill Amortization          $5,644
Adjusted Basic EPS excluding Goodwill Amortization            $0.30
Adjusted Diluted EPS excluding Goodwill Amortization          $0.28


     In August 2001, Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144") was issued. FAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." FAS 144 also amends ARB ("Accounting Research Bulletins") No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. FAS 144 retains the fundamental provisions of FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with FAS
121. Among other things, FAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material impact on the Company's financial position and results of operations.

Statements of Financial Accounting Standards Not Yet Adopted:

     In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") was issued. FAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, FAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets useful life. FAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

     In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145") was issued. FAS 145 updates, clarifies and simplifies existing accounting pronouncements and is generally effective for transactions occurring after May 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 5 - INCOME TAXES

     CTS India is an export oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim a tax holiday for a period of ten years with respect to its export profits. Substantially all of the earnings of the Company's Indian subsidiary are attributable to export profits and are therefore currently exempt from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by 2009. In prior periods, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, the Company has provided deferred income taxes in the amount of approximately $25,537 on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, the Company intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Bulletin 23, the Company will no longer accrue taxes on the repatriation of earnings recognized in 2002 and subsequent periods as these earnings are considered to be permanently reinvested outside of the United States. As of March 31, 2002, the amount of unrepatriated earnings upon which no provision for taxation has been recorded is approximately $7,835. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings. This change in intent resulted in an estimated effective tax rate for fiscal 2002 of 24.5%, which was used during the first quarter of 2002, compared to an effective tax rate for fiscal 2001 of 37.4%, which was used during the first quarter of 2001.

NOTE 6 - CONTINGENCIES AND COMMITMENTS

     As of March 31, 2002, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $11,400, of which $8,600 has been spent to date. The multi-phase program will encompass the construction of three fully owned development centers containing approximately 620,000 square feet of space in Pune, Chennai and Calcutta. Total costs related to this program are expected to be approximately $39,400, which the Company expects to fund internally.

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

NOTE 7 - SEGMENT INFORMATION

     The Company is a leading provider of custom software development, integration and maintenance services that link e-business with core information systems for companies worldwide. These services are delivered through the use of a seamless on-site and offshore consulting project team. North American operations consist primarily of software development and maintenance consulting services in the United States and Canada. European operations consist primarily of software development and maintenance services principally in the United Kingdom and Germany. Asian operations consist primarily of software development and maintenance consulting services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. Revenues and resulting operating income are attributed to regions based upon customer location, and exclude the effect of intercompany revenue for services provided by CTS India to other CTS entities.

     Information about the Company's operations and total assets in North America, Europe and Asia for the period ended March 31, 2002 and March 31, 2001 are presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," as follows:

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                          MARCH 31,
                                                          ---------
REVENUES (1)                                         2002            2001
                                                     ----            ----
North America (2).........................       $ 40,310         $ 37,233
Europe....................................          5,564            5,831
Asia......................................            610              340
                                                 --------         --------
Consolidated..............................       $ 46,484         $ 43,404
                                                 ========         ========

OPERATING INCOME (1)
North America (2).........................       $  7,931         $  7,196
Europe....................................          1,095            1,127
Asia......................................            120               66
                                                 --------         --------
Consolidated..............................       $  9,146         $  8,389
                                                 ========         ========

                                                       AS OF MARCH 31,
                                                       ---------------
IDENTIFIABLE ASSETS                                  2002            2001
                                                     ----            ----
North America (2).........................       $ 91,109         $ 73,291
Europe....................................          5,542            6,241
Asia......................................         57,670           32,263
                                                 --------         --------
Consolidated..............................       $154,321         $111,795
                                                 ========         ========

(1) Revenues and resulting operating income are attributed to regions based upon customer location.
(2)  Primarily relates to operations in the United States.

     In the first quarter of 2002, sales to one related party customer accounted for 10.4% of revenues. In the first quarter of 2001, sales to one related party customer accounted for 7.9% of revenues and one third-party customer accounted for 10.2% of revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

     The Company is a leading provider of custom software development, integration and maintenance services that link e-business with core information systems for companies worldwide. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company's primary service offerings include application development and integration and application management.

     The Company began its software development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, along with Erisco Managed Care Technologies, Inc. ("Erisco"), IMS International Inc., Nielsen Media Research, Inc., Pilot Software, Inc. and Strategic Technologies and certain other entities, plus a majority interest in Gartner Group Inc. were spun-off from The Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the Indian subsidiary wholly owned by the Company.

     In June 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant Corporation to form IMS Health, Incorporated ("IMS Health"). At March 31, 2002, IMS Health owned approximately 58.2% of the outstanding stock of the Company and held approximately 93.3% of the combined voting power of the Company's common stock.

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

CHANGES TO CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

     The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2001. The following sets forth a change to such critical accounting policies:

     INCOME TAXES. CTS India is an export oriented company which, under the Indian Income Tax Act of 1961 is entitled to claim a tax holiday for a period of ten years with respect to its export profits. Substantially all of the earnings of the Company's Indian subsidiary are attributable to export profits and are therefore currently exempt from Indian Income Tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by 2009. In prior periods, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, the Company has provided deferred income taxes in the amount of $25.5 million dollars on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, the Company intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Bulletin 23, the Company will no longer accrue taxes on the repatriation of earnings recognized in 2002 and subsequent periods as these earnings are considered to be permanently reinvested outside of the United States. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings. This change in intent resulted in an estimated effective tax rate for fiscal 2002 of 24.5%, which was used during the first quarter of 2002, compared to an effective tax rate for fiscal 2001 of 37.4%, which was used during the first quarter of 2001.

                              * * * * * * * * *

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) the significant fluctuations of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) the number, timing, scope and contractual terms of software development and maintenance projects, (b) delays in the performance of projects, (c) the accuracy of estimates of costs, resources and time to complete projects, (d) seasonal patterns of the Company's services required by customers, (e) levels of market acceptance for the Company's services, (f) potential adverse impacts of new tax legislation, and (g) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to increase the number of its personnel, particularly skilled technical, marketing and management personnel, (b) to find suitable acquisition candidates to support continued geographic expansion, and (c) to continue to develop and improve its operational, financial, communications and other internal systems, in the United States, India and Europe; (iv) the Company's limited operating history with unaffiliated customers; (v) the Company's reliance on key customers and large projects; (vi) the highly competitive nature of the markets for the Company's services; (vii) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (viii) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (ix) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (x) the Company's ability to protect its intellectual property rights; and (xi) general economic conditions. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                          ---------
                                                    2002           2001
                                                    ----           ----
Total revenues................................     100.0%         100.0%
Cost of revenues..............................      52.0           51.5
                                                  ------         ------
   Gross profit...............................      48.0           48.5
Selling, general and administrative
   expense....................................      24.1           25.8
Depreciation and amortization expense.........       4.1            3.3
                                                  ------         ------
   Income from operations.....................      19.7           19.3
Other income (expense):
   Interest income............................       0.9            1.7
   Other (expense) income.....................      (0.3)          (0.5)
                                                  -------        -------
Total other income                                   0.6            1.2
                                                  ------         ------
Income before provision for income taxes......      20.3           20.5
Provision for income taxes....................      (5.0)          (7.7)
                                                  -------        -------
Net income ...................................      15.3%          12.8%
                                                  ======         ======


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     REVENUE. Revenue increased by 7.1%, or $3.1 million, from $43.4 million during the three months ended March 31, 2001 to $46.5 million during the three months ended March 31, 2002. This increase resulted primarily from an increase in application management services. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was directly affiliated with the Company. In the first quarter of 2002, sales to IMS Health accounted for 10.4% of revenues and no third party customer accounted for sales in excess of 10% of revenues. In the first quarter of 2001, sales to IMS Health accounted for 7.9% of revenues and one third-party customer accounted for 10.2% of revenues.

     GROSS PROFIT. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions. The Company's cost of revenues increased by 8.1%, or approximately $1.8 million, from approximately $22.4 million  during the three  months  ended March 31, 2001 to  approximately  $24.2 million during the three months ended March 31, 2002. The increase was due primarily to costs resulting from an increase in the number of the Company's technical professionals from 2,963 employees at March 31, 2001 to approximately 3,400 employees at March 31, 2002. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 6.0%, or approximately $1.3 million, from approximately $21.0 million during the three months ended March 31, 2001 to approximately $22.3 million during the three months ended March 31, 2002. Gross profit margin decreased from 48.5% of revenues during the three months ended March 31, 2001 to 48.0% of revenues during the three months ended March 31, 2002. The decrease in gross profit margin was due primarily to a lower utilization of technical professionals in the first quarter of 2002, as compared to the first quarter of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 4.0%, or approximately $0.5 million, from approximately $12.6 million during the three months ended March 31, 2001 to approximately $13.1 million during the three months ended March 31, 2002, and decreased as a percentage of revenue from 29.1% to 28.3%. The dollar increase in such expenses was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue, which outpaced the increase in selling, general and administrative expenses.

     INCOME FROM OPERATIONS. Income from operations increased 9.0%, or approximately $0.8 million, from approximately $8.4 million during the three months ended March 31, 2001 to approximately $9.2 million during the three months ended March 31, 2002, representing 19.3% and 19.7 % of revenues, respectively. The increase in operating margin was due primarily to the Company's ability to leverage previous investments in sales and marketing activities as well as infrastructure.

     OTHER INCOME. Other income consists primarily of interest income offset, in part, by foreign currency exchange losses. Interest income decreased by approximately $0.3 million from approximately $0.7 million during the three months ended March 31, 2001 to approximately $0.4 million during the three months ended March 31, 2002. The decrease in such interest income was attributable primarily to declining interest rates, offset, in part, by generally higher operating cash balances. The Company recognized a net foreign currency exchange loss of approximately $0.2 million during each of the three month periods ended March 31, 2002 and March 31, 2001, as a result of the effect of changing exchange rates on the Company's transactions.

     PROVISION FOR INCOME TAXES. The provision for income taxes decreased from approximately $3.3 million in the three months ended March 31, 2001 to approximately $2.3 million in the three months ended March 31, 2002, with an effective tax rate of 37.4% for the three months ended March 31, 2001 and 24.5% for the three months ended March 31, 2002. Although the Company enjoys a tax holiday on most of its income earned in India, it has been the Company's practice to accrue income taxes on these earnings for financial reporting purposes based on the expectation of repatriating the earnings to the United States in the future. Based on the Company's expanded infrastructure and global reinvestment strategy, the Company no longer intends to repatriate its 2002 and future earnings from its subsidiary in India. Accordingly, effective January 1, 2002, the Company will no longer accrue taxes related to repatriation of these earnings. See Note 5 to the Notes to Condensed Consolidated Financial Statements.

     NET INCOME. Net income increased from approximately $5.6 million for the three months ended March 31, 2001 to approximately $7.1 million for the three months ended March 31, 2002, representing 12.8% and 15.3% of revenues, respectively.

RESULTS BY BUSINESS SEGMENT

     The Company, operating globally, provides software services for medium and large businesses. North American operations consist primarily of software services in the United States and Canada. European operations consist of software services principally in the United Kingdom. Asian operations consist of software services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. Revenues and resulting operating income are attributed to regions based upon customer location, and exclude the effect of intercompany revenue for services provided by CTS India to other CTS entities.

North American Segment

     REVENUE. Revenue increased by 8.3%, or approximately $3.1 million, from approximately $37.2 million during the first quarter of 2001 to approximately $40.3 million during the first quarter of 2002. The increase in revenue was attributable primarily to increased market awareness and acceptance of the on-site/offshore software services delivery model, as well as sales and marketing activities directed at the U.S. market for the Company's services.

     INCOME FROM OPERATIONS. Income from operations increased 10.2%, or approximately $0.7 million, from approximately $7.2 million during the first quarter of 2001 to approximately $7.9 million during the first quarter of 2002. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

     REVENUE. Revenue decreased by 4.6%, or approximately $0.3 million, from approximately $5.8 million during the first quarter of 2001 to approximately $5.6 million during the first quarter of 2002. The decrease in revenue was primarily attributable to lower demand for the Company's services in Germany, partially offset by increased demand in the United Kingdom.

     INCOME FROM OPERATIONS. Income from operations of approximately $1.1 million in each period remained relatively constant during the first quarter of 2002 as compared to the first quarter of 2001. The decrease in revenues from the prior period was essentially offset by expense reductions during the first quarter of 2002.

Asian Segment

     REVENUE. Revenue increased by 79.4%, or approximately $0.3 million, from approximately $0.3 million during the first quarter of 2001 to approximately $0.6 million during the first quarter of 2002. The increase in revenue was attributable primarily to the Company's success in providing services to the Japanese market.

     INCOME FROM OPERATIONS. Income from operations of $0.1 million in each period remained relatively constant during the first quarter of 2002 as compared to the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, through the date of the IPO, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company Cognizant Corporation and IMS Health. In June 1998, the Company consummated its initial public offering of 5,834,000 (2,917,000 pre-split) shares of its Class A Common Stock at a price to the public of $5.00 ($10.00 pre-split) per share, of which 5,000,000 (2,500,000 pre-split) shares were issued and sold by the Company and 834,000 (417,000 pre-split) shares were sold, at that time, by Cognizant Corporation, the Company's then owner and controlling parent company. The net proceeds to the Company from the offering were approximately $22.4 million after $843,000 of direct expenses. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of non-trade related party balances to Cognizant Corporation. The Company has used and will continue to use the remainder of the net proceeds from the offering for
(i) expansion of existing operations, including the Company's offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; (iii) planned infrastructure investments in India and geographic expansion in Europe and Asia, and (iv) general corporate purposes, including working capital. At March 31, 2002, the Company had cash and cash equivalents of approximately $91.2 million.

     Net cash provided by operating activities was approximately $7.5 million during the three months ended March 31, 2002 as compared to net cash provided by operating activities of approximately $1.5 million during the three months ended March 31, 2001. The increase results primarily from increased net income and a lower level of incentive compensation payments during the first quarter of 2002 as compared to the first quarter of 2001. Trade accounts receivable, net of allowance, increased from $22.5 million at December 31, 2001 to $23.8 million at March 31, 2002. The increase in trade accounts receivable during 2002 was due primarily to increased revenue. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At March 31, 2002, the Company's day's sales outstanding, including unbilled receivables, were approximately 58 days compared to approximately 50 days at March 31, 2001.

     The Company's investing activities used net cash of approximately $1.9 million for the three months ended March 31, 2002 as compared to net cash used of approximately $3.1 million for the same period in 2001. The decrease in 2002 compared to 2001 primarily reflects timing associated with purchases of property and equipment.

     The Company's financing activities provided net cash of approximately $0.7 million for the three months ended March 31, 2002 as compared to net cash provided by financing activities of approximately $0.8 million for the same period in 2001. The decrease in net cash provided by financing activities was related primarily to a lower level of cash proceeds from the exercise of stock options and the purchase of employee stock purchase plan shares in 2002, as compared to the prior year. The exercise of stock options and the purchase of employee stock purchase plan shares resulted in an increase of approximately 52,000 shares in the Company's outstanding Class A Common Stock during the three months ended March 31, 2002.

     As of March 31, 2002, the Company had no significant third-party debt.

     The Company had working capital of $104.7 million at March 31, 2002 and $95.6 million at December 31, 2001.

     As of March 31, 2002, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $11.4 million, of which $8.6 million has been spent to date. The multi-phase program will encompass the construction of three fully owned development centers containing approximately 620,000 sq. ft. of space in Pune, Chennai and Calcutta. Total costs related to this program are expected to be approximately $39.4 million.

     The Company believes that its available funds and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations through at least the next 12 months, including its planned infrastructure investments in India and geographic expansion in Europe and Asia.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting
Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 141 and FAS 142 did not have a material effect on the Company's financial position or results of operations. See Note 4 to the Notes to Condensed Consolidated Financial Statements.

     In August 2001, Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144") was issued. FAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." FAS 144 also amends ARB ("Accounting Research Bulletins") No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. FAS 144 retains the fundamental provisions of FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with FAS
121. Among other things, FAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material impact on the Company's financial position and results of operations.

     In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") was issued. FAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, FAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets useful life. FAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

     In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145") was issued. FAS 145 updates, clarifies and simplifies existing accounting pronouncements and is generally effective for transactions occurring after May 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         None.

     (b) Reports on Form 8-K.

         On April 16, 2002, subsequent to the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to its approval of an international strategy that includes extensive infrastructure investments in India, geographic expansion in Europe and Asia, and the change in policy with respect to repatriation of its 2002 and future earnings in India.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Cognizant Technology Solutions Corporation


DATE:  May 13, 2002                   By: /s/ Wijeyaraj Mahadeva
                                         --------------------------------
                                          Wijeyaraj Mahadeva,
                                          Chairman of the Board and Chief
                                          Executive Officer (Principal Executive
                                          Officer)


DATE:  May 13, 2002                   By: /s/ Gordon Coburn
                                         --------------------------------
                                          Gordon Coburn,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                           Officer)