Form 10-Q
period 2002-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2002-08-08
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                           Commission File No. 0-24429

                   Cognizant Technology Solutions Corporation
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                         13-3728359
---------------------------------           ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

500 Glenpointe Centre West, Teaneck, New Jersey                         07666
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (201) 801-0233
                        --------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes:   X                                         No:
               ------                                          ------

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 30, 2002:

           Class                                            Number of Shares
           -----                                            ----------------

Class A Common Stock, par value $.01 per share                  8,542,810

Class B Common Stock, par value $.01 per share                 11,290,900

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements (Unaudited).........   1

          Condensed Consolidated Statements of Income and Comprehensive
          Income  (Unaudited) for the  Three Months Ended June 30, 2002
          and 2001 and Six Months ended June 30, 2002 and 2001............   2

          Condensed Consolidated Statements of Financial Position
          (Unaudited) as of June 30, 2002 and December 31, 2001 ..........   3

          Condensed Consolidated Statements of Cash Flows (Unaudited) for
          the Six Months Ended June 30, 2002 and 2001.....................   4

          Notes  to  Condensed  Consolidated  Financial  Statements
          (Unaudited).....................................................   5

  Item 2. Management's Discussion and Analysis of Results of Operations
          and Financial Condition.........................................  11

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders.............  20

  Item 6. Exhibits and Reports on Form 8-K................................  20

  SIGNATURES..............................................................  21

                          PART I. FINANCIAL INFORMATION

              ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------               -------------------------
                                                                   2002             2001                     2002            2001
                                                                ----------     ------------               -----------      ---------

Revenues...............................................       $  49,146           $   40,414             $  90,796        $  80,400
Revenues - related party...............................           5,212                4,997                10,046            8,415
                                                              ---------           ----------             ---------        ---------
         Total revenues................................          54,358               45,411               100,842           88,815

Cost of revenues.......................................          29,348               23,381                53,537           45,750
                                                              ---------           ----------             ---------        ---------
Gross profit...........................................          25,010               22,030                47,305           43,065

Selling, general and administrative expenses...........          12,561               11,657                23,783           22,865
Depreciation and amortization expense..................           1,747                1,499                 3,674            2,937
                                                              ---------           ----------             ---------        ---------
Income from operations.................................          10,702                8,874                19,848           17,263

Other income:
   Interest income.....................................             405                  617                   834            1,363
   Other income/(expense) - net........................              46                 (150)                 (113)            (395)
                                                              ---------           ----------             ---------        ---------
         Total other income............................             451                  467                   721              968
                                                              ---------           ----------             ---------        ---------

Income before provision for income taxes...............          11,153                9,341                20,569           18,231
Provision for income taxes.............................          (2,506)              (3,494)               (4,813)          (6,819)
                                                              ---------           ----------             ---------        ---------
Net income.............................................       $   8,647           $    5,847             $  15,756        $  11,412
                                                              =========           ==========             =========        =========

Basic earnings per share...............................       $    0.44           $     0.31             $    0.80        $    0.61
                                                              =========           ==========             =========        =========
Diluted earnings per share.............................       $    0.41           $     0.29             $    0.75        $    0.56
                                                              =========           ==========             =========        =========

Weighted average number of common shares
   outstanding - Basic.................................          19,579               18,913                19,579           18,801
                                                              =========           ==========             =========        =========
Dilutive Effect of Shares Issuable as of
   Period-End Under Stock Option Plans.................           1,476                1,551                 1,339            1,528
                                                              =========           ==========             =========        =========
Weighted average number of common shares
   outstanding - Diluted...............................          21,055               20,464                20,918           20,329
                                                              =========           ==========             =========        =========

Comprehensive Income:
Net Income.............................................       $   8,647           $    5,847             $  15,756        $  11,412

Foreign Currency Translation Adjustments...............             142                    7                    96             (109)
                                                              ---------           ----------             ---------        ---------

Comprehensive Income...................................       $   8,789           $    5,854             $  15,852        $  11,303
                                                              =========           ==========             =========        =========


 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                                                                           JUNE 30,           DECEMBER 31,
                                                                                             2002                 2001
                                                                                        --------------      ----------------
                                      ASSETS
Current assets:
     Cash and cash equivalents..................................................         $   103,843           $    84,977
     Trade accounts receivable, net of allowance of $ 760 and
     $882, respectively.........................................................              28,671                21,063
     Trade accounts receivable-related party....................................               2,411                 1,481
     Unbilled accounts receivable...............................................               6,193                 5,005
     Unbilled accounts receivable-related party.................................                 840                   417
     Other current assets.......................................................               7,986                 4,392
                                                                                         -----------           -----------
         Total current assets...................................................             149,944               117,335
                                                                                         -----------           -----------
Property and equipment, net of accumulated depreciation of $20,604
     and $16,805 respectively...................................................              25,165                24,339
Goodwill, net...................................................................                 878                   878
Other assets....................................................................               4,805                 2,431
                                                                                         -----------           -----------
         Total assets...........................................................         $   180,792           $   144,983
                                                                                         ===========           ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................         $     4,607           $     3,652
     Accrued and other current liabilities......................................              27,501                18,046
                                                                                         -----------           -----------
         Total current liabilities..............................................              32,108                21,698

Deferred income taxes...........................................................              25,591                24,493
                                                                                         -----------           -----------
         Total liabilities......................................................              57,699                46,191
                                                                                         -----------           -----------
Commitments and Contingencies (See Note 7)

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued..........                  --                    --
Class A common stock, $.01 par value, 100,000 shares authorized,
     8,418 shares and 8,065 shares issued and outstanding at
     June 30, 2002 and December 31, 2001, respectively..........................                  84                    80
Class B common stock, $.01 par value, 25,000 shares authorized,
     11,290 shares issued and outstanding at June 30, 2002 and
     December 31, 2001, respectively............................................                 113                   113
Additional paid-in-capital......................................................              48,156                39,711
Retained earnings...............................................................              74,802                59,046
Cumulative translation adjustment...............................................                 (62)                 (158)
                                                                                         -----------           -----------
         Total stockholders' equity.............................................             123,093                98,792
                                                                                         -----------           -----------
         Total liabilities and stockholders' equity.............................         $   180,792           $   144,983
                                                                                         ===========           ===========


 The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           FOR THE SIX MONTHS ENDED
                                                                                           ------------------------
                                                                                                    JUNE 30,
                                                                                                    --------

                                                                                             2002               2001
                                                                                             ----               ----
Cash flows from operating activities:
Net income........................................................................     $   15,756           $ 11,412

Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization............................................          3,674              2,937
         Provision for doubtful accounts..........................................            368              1,081
         Deferred income taxes....................................................          1,098              3,437
         Tax benefit related to stock option exercises............................          2,470              2,421
Changes in assets and liabilities:
         Trade accounts receivable................................................         (8,416)            (3,756)
         Other current assets.....................................................         (5,695)            (3,140)
         Other assets.............................................................            711                104
         Accounts payable.........................................................            955               (859)
         Accrued and other liabilities............................................          9,455             (5,694)
                                                                                       ----------           --------
Net cash provided by operating activities.........................................         20,376              7,943
                                                                                       ----------           --------
Cash flows from investing activities:
Purchases of property and equipment...............................................         (4,841)            (5,286)
Investment........................................................................         (2,744)                --
                                                                                       ----------           --------
Net cash used in investing activities.............................................         (7,585)            (5,286)
                                                                                       ----------           --------
Cash flows from financing activities:
Proceeds from issued shares/contributed capital...................................          5,979              3,113
Payments to related party.........................................................             --                 22
                                                                                       ----------           --------
Net cash provided by financing activities.........................................          5,979              3,135
                                                                                       ----------           --------

Effect of currency translation....................................................             96               (109)
                                                                                       ----------           --------

Increase in cash and cash equivalents.............................................         18,866              5,683
Cash and cash equivalents, beginning of year......................................         84,977             61,976
                                                                                       ----------           --------
Cash and cash equivalents, end of period..........................................     $  103,843           $ 67,659
                                                                                       ==========           ========



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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (the "Company") in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 2001 Annual Report on Form 10-K and the Company's condensed consolidated financial statements (and notes thereto) included in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002 In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior-year amounts have been reclassified to conform to the 2002 presentation.

NOTE 2 - INVESTMENT:

     On June 30, 2002, Cognizant Technology Solutions Ireland Limited ("CTS Ireland"), a newly formed wholly owned subsidiary of the Company, purchased certain assets and assumed certain liabilities from UnitedHealthcare Ireland Limited ("UHC Ireland"), a subsidiary of UnitedHealth Group, for $2,900. UHC Ireland previously provided, and will continue to provide through CTS Ireland, application development and maintenance services, using the existing staff of 70 software professionals. The acquisition of the operations of UHC Ireland, will enable the Company to provide a wide range of services to the Company's clients in Europe and worldwide and represents the implementation of the Company's previously announced international expansion strategy.

     The Company has commenced a preliminary assessment of the allocation of the purchase price to the tangible and amortizable intangible assets and liabilities acquired. Based upon that preliminary assessment, the Company expects that the amortization of such intangible assets will not have a material effect on the Company's results of operations. In the interim, the purchase price, net of amounts assigned to fixed assets of approximately $260 has been included in long-term "Other Assets" in the accompanying Balance Sheet. Such net assets have been included as identifiable assets in the European segment in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

     Since the acquisition closed on June 30, 2002, the results of operations of CTS Ireland will be included in the consolidated financial statements of the Company effective July 1, 2002. The operating results of the acquired entity are not expected to be material to the Company.

NOTE 3 - COMPREHENSIVE INCOME:

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments. Accumulated balances of Cumulative Translation Adjustments, as of June 30, 2002 and June 30, 2001 are as follows:

                                                                   Cumulative
                                                                   Translation
                                                                   Adjustment
                                                                   ----------
Balance, December 31, 2001................................         $    (158)
Period Change.............................................                96
                                                                   ---------
Balance, June 30, 2002....................................         $     (62)
                                                                   =========

Balance, December 31, 2000................................         $     (50)
Period Change.............................................              (109)
                                                                   ---------
Balance, June 30, 2001....................................         $    (159)
                                                                   =========


NOTE 4 - RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES:

     As of June 30, 2002, IMS Health Incorporated ("IMS Health") owned 57.3% of the outstanding Common Stock of the Company (representing all of the Company's Class B Common Stock) and held 93.1% of the combined voting power of the Company's Common Stock.

     IMS Health currently provides the Company with certain administrative services including payroll and payables processing and permits the Company to participate in certain of IMS Health's business insurance plans. In prior periods, IMS Health provided certain other services such as tax planning and compliance, which have since been transitioned to the Company. Costs for these services for all periods prior to the IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed and charged to the Company under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $139 and $110 for the three-month periods ended June 30, 2002 and June 30, 2001, respectively. Total costs in connection with these services were approximately $278 and $220 for the six-month periods ended June 30, 2002 and June 30, 2001, respectively.

     The  Company  has a  business  relationship  with The  Trizetto  Group Inc.
("Trizetto") that includes helping healthcare customers integrate Trizetto's products with their existing information systems and, within Trizetto, supporting further development of these software applications. As of June 30, 2002, IMS Health owned approximately 26.6% of the outstanding common stock of Trizetto. During the three months and six months ended June 30, 2002, the Company recorded revenues from Trizetto of approximately $103 and recorded payments to Trizetto for commissions of approximately $145 and $333 for the three and six month periods ended June 30, 2002, respectively.

     Other related party disclosures are included in Note 8 to the Condensed Consolidated Financial Statements.

NOTE 5 - INCOME TAXES:

     CTS India is an export-oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim a tax holiday for a period of ten years with respect to its export profits. Substantially all of the earnings of the Company's Indian subsidiary are attributable to export profits and are therefore currently entitled to a 90% exemption from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by 2009. In prior periods, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, the Company has provided deferred income taxes in the amount of approximately $25,535 on all such undistributed earnings through December 31, 2001.

     During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, the Company intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Bulletin 23, the Company will no longer accrue taxes on the repatriation of earnings recognized in 2002 and subsequent periods as these earnings are considered to be permanently reinvested outside of the United States. As of June 30, 2002, the amount of unrepatriated earnings upon which no provision for taxation has been recorded is approximately $16,226. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings. This change in intent resulted in an estimated effective tax rate for the three months ended March 31, 2002 of 24.5%.

     During the second quarter there was a change in the manner in which repatriated earnings are taxed in India. This resulted in a further reduction of the effective tax rate for the three and six month periods ended June 30, 2002 to 22.5% and 23.4%, respectively. These rates compare to an effective tax rate for the three and six months ended June 30, 2001 of 37.4%.

     During the six month period ended June 30, 2002, stock option exercises resulted in a tax benefit to the Company of approximately $2,470. This benefit is included in the caption "Other Current Assets" on the accompanying balance sheet and accounts for the significant increase in the balance of "Other Current Assets" at June 30, 2002 compared to December 31, 2001.

NOTE 6 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS:

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

                                                    THREE MONTHS    SIX MONTHS
                                                        ENDED          ENDED
                                                    JUNE 30, 2001  JUNE 30, 2001
                                                    -------------  ------------

Reported Net Income                                     $5,847        $11,412
Reversal of Goodwill Amortization - net of tax              80            159
                                                        ------        -------
Adjusted Net Income excluding Goodwill Amortization     $5,927        $11,571
Adjusted Basic EPS excluding Goodwill Amortization       $0.31          $0.62
Adjusted Diluted EPS excluding Goodwill Amortization     $0.29          $0.57

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

     In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145") was issued. FAS 145 updates, clarifies and simplifies existing accounting pronouncements and is generally effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

     In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("FAS No. 146") was issued. FAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees which will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the financial impact of adoption of SFAS No. 146.

NOTE 7 - CONTINGENCIES AND COMMITMENTS:

     As of June 30, 2002, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $12,100, of which $9,000 has been spent to date.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company's quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of the Company's engagements involve projects that are critical to the operations of its customers' business and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its application development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, results of operations and financial condition.

NOTE 8 - SEGMENT INFORMATION:

     The Company is a leading provider of application development, integration and maintenance services that link e-business with core information systems for companies worldwide. These services are delivered through the use of a seamless on-site and offshore consulting project team. North American operations consist primarily of application development and maintenance consulting services in the United States and Canada. European operations consist primarily of application development and maintenance services principally in the United Kingdom and Germany. European identifiable assets include the net assets and goodwill resulting from the acquisition of certain assets and liabilities from UHC
Ireland (See Note 2 to the Notes to the Condensed Consolidated Financial Statements). Asian operations consist primarily of application development and maintenance consulting services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. Revenues and resulting operating income are attributed to regions based upon customer location, and exclude the effect of intercompany revenue for services provided by CTS India to other CTS entities.

     Information about the Company's operations and total assets in North America, Europe and Asia for the period ended June 30, 2002 and June 30, 2001 are presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," as follows:


                                           THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                           ---------------------------        -------------------------
                                            2002                 2001          2002               2001
                                            ----                 ----          ----               ----
REVENUES (1)
North America (2)                         $47,223              $39,324        $87,533           $76,557

Europe                                      6,801                5,707         12,365            11,538
Asia                                          334                  380            944               720
                                          -------              -------       --------           -------
Consolidated                              $54,358              $45,411       $100,842           $88,815
                                          =======              =======       ========           =======

OPERATING INCOME (1)
North America (2)                         $ 9,298              $ 7,684       $ 17,229           $14,880
Europe                                      1,338                1,115          2,433             2,242
Asia                                           66                   75            186               141
                                          -------              -------       --------           -------
Consolidated                              $10,702              $ 8,874       $ 19,848           $17,263
                                          =======              =======       ========           =======

                                                        AS OF JUNE 30,
                                                        --------------
IDENTIFIABLE ASSETS                               2002                 2001
                                                  ----                 ----
North America (2)                              $103,023               $80,918
Europe                                           10,859                 5,841
Asia                                             66,910                36,524
                                               --------              --------
Consolidated                                   $180,792              $123,283
                                               ========              ========

(1)Revenues and resulting operating income are attributed to regions based upon customer location.
(2)Primarily relates to operations in the United States.


     In the second quarter of 2002, sales to one related party customer accounted for 9.6% of revenues. In the second quarter of 2001, sales to one related party customer accounted for 11.0% of revenues. During the six months ended June 30, 2002, sales to one related party customer accounted for 10.0% of revenues. During the six months ended June 30, 2001, sales to one related party customer accounted for 9.5% of revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF ESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The Company is a leading provider of application development, integration and maintenance services that link e-business with core information systems for companies worldwide. These services are delivered through the use of a seamless on-site and offshore consulting project team. The Company began its application development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, along with Erisco Managed Care Technologies, Inc. ("Erisco"), IMS International Inc., Nielsen Media Research, Inc., Pilot Software, Inc. and Strategic Technologies and certain other entities, plus a majority interest in Gartner Group Inc. were spun-off from The Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. In 1997, the Company purchased the 24.0% minority interest in its Indian subsidiary from a third party for $3.4 million, making the Indian subsidiary wholly owned by the Company.

     In June 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, Erisco, IMS International and certain other entities were spun-off from Cognizant Corporation to form IMS Health, Incorporated ("IMS Health"). At June 30, 2002, IMS Health owned 57.3% of the outstanding stock of the Company and held 93.1% of the combined voting power of the Company's common stock.

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

CHANGES TO CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

     The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2001. The following sets forth a change to such critical accounting policies:

     INCOME TAXES. CTS India is an export-oriented company, which, under the Indian Income Tax Act of 1961 is entitled to claim a tax holiday for a period of ten years with respect to its export profits. Substantially all of the earnings of the Company's Indian subsidiary are attributable to export profits and are therefore currently entitled to a 90% exemption from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by 2009. In prior periods, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, the Company has provided deferred income taxes in the amount of approximately $25.5 million dollars on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, the Company intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Bulletin 23, the Company will no longer accrue taxes on the repatriation of earnings recognized in 2002 and subsequent periods as these earnings are considered to be permanently reinvested outside of the United States. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings. This change in intent resulted in an estimated effective tax rate for the three months ended March 31, 2002 of 24.5%.

     During the second quarter there was a change in the manner in which repatriated earnings are taxed in India. This resulted in a further reduction of the effective tax rate for the three and six month periods ended June 30, 2002 to 22.5% and 23.4%, respectively. These rates compare to an effective tax rate for the three and six month periods ended June 30, 2001 of 37.4%.

                                * * * * * * * * *

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) the significant fluctuations of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) the number, timing, scope and contractual terms of application development and maintenance projects, (b) delays in the performance of projects, (c) the accuracy of estimates of costs, resources and time to complete projects, (d) seasonal patterns of the Company's services required by customers, (e) levels of market acceptance for the Company's services, (f) potential adverse impacts of new tax legislation, and (g) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to increase the number of its personnel, particularly skilled technical, marketing and management personnel, (b) to find suitable acquisition candidates to support continued geographic expansion, and
(c) to continue to develop and improve its operational, financial, communications and other internal systems, in the United States, India and
Europe; (iv) the Company's limited operating history with unaffiliated customers; (v) the Company's reliance on key customers and large projects; (vi) the highly competitive nature of the markets for the Company's services; (vii) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (viii) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (ix) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (x) the Company's ability to protect its intellectual property rights; (xi) terrorist activity, the threat of such activity, and responses to and results of such activity and threats, including, but not limited to, effects, domestically and/or internationally, on the Company, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions; and (xii) general economic conditions. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenues.


                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                              --------                       --------
                                                        2002            2001           2002            2001
                                                        ----            ----           ----            ----
Total revenues....................................     100.0%          100.0%         100.0%          100.0%
Cost of revenues..................................      54.0            51.5           53.1            51.5
                                                       -----           -----          -----           -----
    Gross profit..................................      46.0            48.5           46.9            48.5
Selling, general and administrative
    expense.......................................      23.1            25.7           23.6            25.7
Depreciation and amortization expense.............       3.2             3.3            3.6             3.3
                                                       -----           -----          -----           -----
    Income from operations........................      19.7            19.5           19.7            19.4
Other income (expense):
    Interest income...............................       0.7             1.4            0.8             1.5
    Other income (expense)........................       0.1            (0.3)          (0.1)           (0.4)
                                                       -----           -----          -----           -----
Total other income (expense)......................       0.8             1.1            0.7             1.1
                                                       -----           -----          -----           -----
Income before provision for income taxes..........      20.5            20.6           20.4            20.5
Provision for income taxes........................      (4.6)           (7.7)          (4.8)           (7.7)
                                                       -----           -----          -----           -----
Net income .......................................      15.9%           12.9%          15.6%           12.8%
                                                       =====           =====          =====           =====


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     REVENUE. Revenue increased by 19.7%, or approximately $8.9 million, from approximately $45.4 million during the three months ended June 30, 2001 to approximately $54.4 million during the three months ended June 30, 2002. This increase resulted primarily from an increase in both application management and application development services. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was directly affiliated with the Company. In the second quarter of 2002, sales to IMS Health accounted for 9.6% of revenues and no third party customer accounted for sales in excess of 10% of revenues. In the second quarter of 2001, sales to IMS Health accounted for 11.0% of revenues and no third party customer accounted for sales in excess of 10% of revenues.

     GROSS PROFIT. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions. The Company's cost of revenues increased by 25.5%, or approximately $6.0 million, from approximately $23.4 million  during the three  months  ended June 30,  2001 to  approximately  $29.4 million during the three months ended June 30, 2002. The increase was due primarily to costs resulting from an increase in the number of the Company's technical professionals from 3,200 employees at June 30, 2001 to approximately 3,800 employees at June 30, 2002. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 13.5%, or approximately $3.0 million, from approximately $22.0 million during the three months ended June 30, 2001 to approximately $25.0 million during the three months ended June 30, 2002. Gross profit margin decreased from 48.5% of revenues during the three months ended June 30, 2001 to 46.0% of revenues during the three months ended June 30, 2002. The decrease in gross profit margin was due primarily to a higher incentive compensation accrual associated with an increased revenue forecast for the full year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 8.8%, or approximately $1.2 million, from approximately $13.2 million  during the three  months  ended June 30,  2001 to  approximately  $14.3 million during the three months ended June 30, 2002, and decreased as a percentage of revenue from 29.0% to 26.3%, respectively. The dollar increase in such expenses was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue, which outpaced the increase in selling, general and administrative expenses.

     INCOME FROM OPERATIONS. Income from operations increased 20.6%, or approximately $1.8 million, from approximately $8.9 million during the three months ended June 30, 2001 to approximately $10.7 million during the three months ended June 30, 2002, representing 19.5% and 19.7 % of revenues, respectively. The increase in operating margin was due primarily to the Company's ability to leverage previous investments in infrastructure and sales and marketing activities.

     OTHER INCOME. Other income consists primarily of interest income offset, in part, by foreign currency exchange losses/gains. Interest income decreased by approximately $212,000 from approximately $617,000 during the three months ended June 30, 2001 to approximately $405,000 during the three months ended June 30, 2002. The decrease in such interest income was attributable primarily to declining interest rates, offset, in part, by higher operating cash balances. The Company recognized a net foreign currency exchange loss of approximately $150,000 during the three month periods ended June 30, 2001 as compared to a net foreign currency gain of $46,000 during the three month period ended June 30, 2002, as a result of the effect of changing exchange rates on the Company's transactions.

     PROVISION FOR INCOME TAXES. The provision for income taxes decreased from approximately $3.5 million in the three months ended June 30, 2001 to approximately $2.5 million in the three months ended June 30, 2002. Although the Company enjoys a tax holiday on most of its income earned in India, it had been the Company's practice to accrue income taxes on these earnings for financial reporting purposes based on the expectation of repatriating the earnings to the United States in the future. Based on the Company's expanded infrastructure and global reinvestment strategy, the Company no longer intends to repatriate its 2002 and future earnings from its subsidiary in India. Accordingly, effective January 1, 2002, the Company will no longer accrue taxes related to repatriation of these earnings. This change in intent resulted in an estimated effective tax rate for the three months ended March 31, 2002 of 24.5% (See Note 5 to the Notes to Condensed Consolidated Financial Statements).

     During the second quarter there was a change in the manner in which repatriated earnings are taxed in India. This resulted in a further reduction of the effective tax rate for the three months ended June 30, 2002 to 22.5%. These rates compare to an effective tax rate for the three months ended June 30, 2001 of 37.4%.

     NET INCOME. Net income increased from approximately $5.8 million for the three months ended June 30, 2001 to approximately $8.6 million for the three months ended June 30, 2002, representing 12.9% and 15.9% of revenues, respectively.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     REVENUE. Revenue increased by 13.5%, or approximately $12.0 million, from approximately $88.8 million during the six months ended June 30, 2001 to approximately $100.8 million during the six months ended June 30, 2002. This increase resulted primarily from an increase in both application management and application development services. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was directly affiliated with the Company. During the six months ended June 30, 2002, sales to one related party customer accounted for 10.0% of revenues. During the six months ended June 30, 2001, sales to one related party customer accounted for 9.5% of revenues. During the six months ended June 30, 2001 and 2002, no third party customer accounted for sales in excess of 10% of revenues.

     GROSS PROFIT. The Company's cost of revenues increased by 17.0%, or approximately $7.8 million, from approximately $45.8 million during the six months ended June 30, 2001 to approximately $53.5 million during the six months ended June 30, 2002. The increase was due primarily to increased costs resulting from the increase in the number of the Company's technical professionals from approximately 3,200 employees at June 30, 2001 to approximately 3,800 employees at June 30, 2002. The Company's gross profit increased by 9.8%, or approximately $4.2 million, from approximately $43.1 million during the six months ended June 30, 2001 to approximately $47.3 million during the six months ended June 30, 2002. Gross profit margin was 48.5% and 46.9% of revenues during the six months ended June 30, 2001 and 2002, respectively. The decrease in gross profit margin was due primarily to a higher incentive compensation accrual associated with an increased revenue forecast for the full year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, increased by 6.4%, or approximately $1.7 million, from approximately $25.8 million during the six months ended June 30, 2001 to approximately $27.5 million during the six months ended June 30, 2002, and decreased as a percentage of revenue from 29.1% to 27.2%, respectively. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue, which outpaced the increase in selling, general and administrative expenses.

     INCOME FROM OPERATIONS. Income from operations increased 15.0%, or approximately $2.6 million, from approximately $17.3 million during the six months ended June 30, 2001 to approximately $19.9 million during the six months ended June 30, 2002, representing 19.4% and 19.7% of revenues, respectively. The increase in operating margin was due primarily to the Company's ability to leverage previous investments in infrastructure and sales and marketing activities.

     OTHER INCOME. Interest income decreased by approximately $529,000 from approximately $1.4 million during the six months ended June 30, 2001 to approximately $800,000 million during the six months ended June 30, 2002. The decrease in such interest income was attributable primarily to declining interest rates, offset, in part, by higher operating cash balances. The Company recognized a net foreign currency exchange loss of $113,000 during the six months ended June 30, 2002 compared to a loss of $395,000 in the prior period, as a result of changes in exchange rates on the Company's transactions.

     PROVISION FOR INCOME TAXES. The provision for income taxes decreased from approximately $6.8 million for the six months ended June 30, 2001 to approximately $4.8 million for the six months ended June 30, 2002, with an effective tax rate of 23.4% for the six months ended June 30, 2002 as compared to 37.4% for the six months ended June 30, 2001. (See Note 5 to the Notes to Condensed Consolidated Financial Statements).

     NET INCOME. Net income increased from approximately $11.4 million for the six months ended June 30, 2001 to approximately $15.8 million for the six months ended June 30, 2002, representing 12.8% and 15.6% of revenues for the six months ended June 30, 2001 and 2002, respectively.

     RESULTS BY BUSINESS SEGMENT

     The Company, operating globally, provides application development and application maintenance services in the United States and Canada. European operations consist of application development and application maintenance services principally in the United Kingdom. Asian operations consist of application development and application maintenance services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. Revenues and resulting operating income are attributed to regions based upon customer location, and exclude the effect of intercompany revenue for services provided by CTS India to other CTS entities.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     North American Segment

     REVENUE. Revenue increased by 20.1%, or approximately $7.9 million, from approximately $39.3 million for the three months ended June 30, 2001 to approximately $47.2 million during the three months ended June 30, 2002. The increase in revenue was attributable primarily to increased market awareness and acceptance of the on-site/offshore application development and application maintenance services delivery model, as well as sales and marketing activities directed at the U.S. market for the Company's services.

     INCOME FROM OPERATIONS. Income from operations increased 21.8%, or approximately $1.7 million, from approximately $7.6 million for the three months ended June 30, 2001 to approximately $9.3 million for the three months ended June 30, 2002. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

     European Segment

     REVENUE. Revenue increased by 19.2%, or approximately $1.1 million, from approximately $5.7 million for the three months ended June 30, 2001 to approximately $6.8 million for the three months ended June 30, 2002. The increase in revenue was primarily attributable to increased demand for the Company's services in the United Kingdom.

     INCOME FROM OPERATIONS. Income from operations increased 20.0%, or approximately $0.2 million, from $1.1 million for the three months ended June 30, 2001 to $1.3 million for the three months ended June 30, 2002. The increase in income from operations from the prior period was due to expense reductions during the first quarter of 2002 coupled with increased revenues.

     Asian Segment

     REVENUE. Revenue of approximately $0.3 million remained relatively constant during the first quarter of 2002 as compared to the first quarter of 2001.

     INCOME FROM OPERATIONS. Income from operations of approximately $0.1 million in each period remained relatively constant during the first quarter of 2002 as compared to the first quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     North American Segment

     REVENUE. Revenue increased by 14.3%, or approximately $11.0 million, from approximately $76.6 million for the first half of 2001 to approximately $87.5 million during the first half of 2002. The increase in revenue was attributable primarily to increased market awareness and acceptance of the on-site/offshore application development and application maintenance services delivery model, as well as sales and marketing activities directed at the U.S. market for the Company's services.

     INCOME  FROM  OPERATIONS.   Income  from  operations  increased  15.8%,  or
approximately $2.3 million, from approximately $14.8 million during the first half of 2001 to approximately $17.2 million during the first half of

2002. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

     European Segment

     REVENUE. Revenue increased by 7.2%, or approximately $0.8 million, from approximately $11.5million during the first half of 2001 to approximately $12.4 million during the first half of 2002. The increase in revenue was primarily attributable to increased demand for the Company's services in the United Kingdom.

     INCOME FROM OPERATIONS. Income from operations increased marginally from $2.2 million for the first half of 2001 to $2.4 million for the first half of 2002. The increase in income from operations from the prior period was due to expense reductions during the first half of 2002 coupled with increased revenues.

     Asian Segment

     REVENUE.  Revenue increased by 31.1%, or approximately  $0.2 million,  from approximately $0.7 million during the first half of 2001 to approximately $0.9 million during the first half of 2002. The increase in revenue was attributable primarily to the Company's success in providing services to the Japanese market.

     INCOME FROM OPERATIONS. Income from operations of approximately $0.2 million in each period remained relatively constant during the first half of 2002 as compared to the first half of 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, through the date of the IPO, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company Cognizant Corporation and IMS Health. In June 1998, the Company consummated its initial public offering of 5,834,000 shares of its Class A Common Stock at a price to the public of $5.00 per share, of which 5,000,000 shares were issued and sold by the Company and 834,000 shares were sold, at that time, by Cognizant Corporation, the Company's then owner and controlling parent company. The net proceeds to the Company from the offering were approximately $22.4 million after $843,000 of direct expenses. The funds received by the Company from the IPO were invested in short-term, investment grade, interest bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of non-trade related party balances to Cognizant Corporation. The Company has used and will continue to use the remainder of the net proceeds from the offering for (i) expansion of existing operations, including the Company's offshore application development and application maintenance centers; (ii) continued development of new service lines and strategic acquisitions of related businesses; (iii) planned infrastructure investments in India and geographic expansion in Europe and Asia, and (iv) general corporate purposes, including working capital. At June 30, 2002, the Company had cash and cash equivalents of approximately $103.8 million.

     Net cash provided by operating activities was approximately $20.4 million during the six months ended June 30, 2002 as compared to net cash provided by operating activities of approximately $7.9 million during the six months ended June 30, 2001. The increase results primarily from increased net income and an increase in the incentive compensation accrual related to increased full year forecasted revenues. Trade accounts receivable, net of allowance, increased from $22.5 million at December 31, 2001 to $31.1 million at June 30, 2002. The increase in trade accounts receivable during 2002 was due primarily to increased revenue and an increase in the Company's Days Sales Outstanding ("DSO"). The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At June 30, 2002, the Company's DSO, including unbilled receivables, were approximately 64 days compared to approximately 55 days at June 30, 2001.

     The Company's investing activities used net cash of approximately $7.6 million for the six months ended June 30, 2002 as compared to net cash used of approximately $5.3 million for the same period in 2001. The increase in 2002 compared to 2001 primarily reflects the purchase of certain assets from UnitedHealthcare Ireland ("UHC Ireland") during the second quarter partially offset by the timing of purchases of property plant and equipment (See
Note 2 to Notes to the Condensed Consolidated Financial Statements).

     The Company's financing activities provided net cash of approximately $6.0 million for the six months ended June 30, 2002 as compared to net cash provided by financing activities of approximately $3.1 million for the same period in 2001. The increase in net cash provided by financing activities was related primarily to a higher level of cash proceeds from the exercise of stock options and the purchase of employee stock purchase plan shares in 2002, as compared to the prior year. The exercise of stock options and the purchase of employee stock purchase plan shares resulted in an increase of approximately 353,000 shares in the Company's outstanding Class A Common Stock during the six months ended June 30, 2002.

     As of June 30, 2002, the Company had no third-party debt.

     The Company had working capital of $117.8 million at June 30, 2002 and $95.6 million at December 31, 2001.

     As of June 30, 2002, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $12.1 million, of which $9.0 million has been spent to date. The multi-phase program will encompass the construction of three fully owned development centers containing approximately 620,000 sq. ft. of space in Pune, Chennai and Calcutta. Total costs related to this program are expected to be approximately $39.4 million.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting
Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 141 and FAS 142 did not have a material effect on the Company's financial position or results of operations (See Note 5 to the Notes to Condensed Consolidated Financial Statements).

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

     In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145") was issued. FAS 145 updates, clarifies and simplifies existing accounting pronouncements and is generally effective for transactions occurring after May 15, 2002. The adoption did not have a material impact on the Company's financial position or results of operations.

     In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("FAS No. 146") was issued. FAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees which will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the financial impact of adoption of SFAS No. 146.

PART II  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on May 29, 2002.

     There were present at the meeting in person or by proxy stockholders holding an aggregate of 6,761,988 shares of Class A Common Stock and an aggregate of 11,290,900 shares of Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes on any matter presented to the stockholders. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

     Common Stock Nominees                  For                       Withheld
     ---------------------                  ---                       --------

     Wijeyaraj Mahadeva                 119,184,710                   486,278
     Nancy E. Cooper                    119,567,989                   102,999
     Robert W. Howe                     119,567,989                   102,999
     John E. Klein                      119,298,410                   372,578
     Venetia Kontogouris                119,018,710                   652,278
     David M. Thomas                    119,567,980                   103,008
     Robert E. Weissman                 119,184,910                   486,078
     Thomas M. Wendel                   119,567,989                   102,999

     In addition, a vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2002. Of the shares present at the meeting in person or by proxy, 119,452,040 shares were voted in favor of such proposal, 208,429 shares were voted against such proposal and 10,519 shares of Common Stock abstained from voting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     99.1   Statement Pursuant to 18 U.S.C. ss. 1350.

(b)  Reports on Form 8-K.

     On April 16, 2002, the Company filed a Form 8-K disclosing the change in intent with respect to the repatriation of its 2002 and future earnings in India commencing in the first quarter of 2002. (See Note 5 to the Notes to the Condensed Consolidated Financial Statements.)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Cognizant Technology Solutions Corporation


DATE:  August 8, 2002            By:  /s/ Wijeyaraj Mahadeva
                                    -----------------------------------------
                                    Wijeyaraj Mahadeva,
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)



DATE:  August 8, 2002            By:  /s/ Gordon Coburn
                                    --------------------------------------------
                                    Gordon Coburn,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)