Form 10-Q
period 2002-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2002-11-14
CIK 1058290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                          Commission File No. 0-24429

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


                                 (201) 801-0233
                                 --------------
                         (Registrant's Telephone Number,
                              Including Area Code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes: [X]                 No: [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                   Yes: [X]                 No: [ ]

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2002:

         Class                                        Number of Shares
         -----                                        ----------------
 Class A Common Stock, par                                8,850,276
   value $.01 per share

 Class B Common Stock, par
    value $.01 per share                                 11,290,900

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Financial Statements (Unaudited)....................       1

                    Condensed Consolidated Statements of Income and Comprehensive Income
                    (Unaudited) for the Three Months and Nine Months Ended September 30, 2002
                    and 2001...................................................................       2

                    Condensed Consolidated Statements of Financial
                    Position (Unaudited) as of September 30, 2002 and December 31, 2001 .......       3

                    Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine
                    Months Ended September 30, 2002 and 2001...................................       4

                    Notes to Condensed Consolidated Financial Statements
                    (Unaudited)................................................................       5

         Item 2.    Management's Discussion and Analysis of
                    Results of Operations and Financial Condition..............................       12

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk ...............................................................       22

         Item 4.    Controls and Procedures....................................................       22

PART II.  OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K...........................................       23

         SIGNATURES.............................................................................      24

         CERTIFICATIONS.........................................................................      25

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Three Months Ended                       Nine Months Ended
                                                                    September 30,                           September 30,
                                                            ------------------------------           -----------------------------
                                                               2002                2001                2002                2001
                                                             ---------           ---------           ---------           ---------
Revenues ..........................................          $  55,714           $  40,403           $ 146,510           $ 120,803
Revenues - related party ..........................              5,519               5,099              15,565              13,514
                                                             ---------           ---------           ---------           ---------
   Total revenues .................................             61,233              45,502             162,075             134,317

Cost of revenues ..................................             32,970              23,109              86,507              68,859
                                                             ---------           ---------           ---------           ---------
Gross profit ......................................             28,263              22,393              75,568              65,458

Selling, general and administrative
   expenses .......................................             14,150              11,441              37,933              34,306
Depreciation and amortization expense .............              2,005               1,629               5,679               4,566
                                                             ---------           ---------           ---------           ---------
Income from operations ............................             12,108               9,323              31,956              26,586

Other income (expense):
   Interest income ................................                471                 643               1,305               2,006
   Other income (expense) - net ...................                 24                (209)                (89)               (604)
                                                             ---------           ---------           ---------           ---------
         Total other income .......................                495                 434               1,216               1,402
                                                             ---------           ---------           ---------           ---------

Income before provision for income taxes ..........             12,603               9,757              33,172              27,988
Provision for income taxes ........................             (2,936)             (3,649)             (7,749)            (10,468)
                                                             ---------           ---------           ---------           ---------
Net income ........................................          $   9,667           $   6,108           $  25,423           $  17,520
                                                             =========           =========           =========           =========

Basic earnings per share ..........................          $    0.49           $    0.32           $    1.30           $    0.93
                                                             =========           =========           =========           =========
Diluted earnings per share ........................          $    0.45           $    0.30           $    1.21           $    0.86
                                                             =========           =========           =========           =========

Weighted average number of common
   shares outstanding - Basic .....................             19,862              19,184              19,618              18,896
                                                             =========           =========           =========           =========
Dilutive effect of shares issuable as of period-end
   under stock option plans .......................              1,589               1,331               1,422               1,486
                                                             =========           =========           =========           =========
Weighted average number of common
   shares outstanding - Diluted ...................             21,451              20,515              21,040              20,382
                                                             =========           =========           =========           =========

Comprehensive income:
Net income ........................................          $   9,667           $   6,108           $  25,423           $  17,520

Foreign currency translation adjustments ..........               (194)                 50                 (98)                (59)
                                                             ---------           ---------           ---------           ---------

Comprehensive income ..............................          $   9,473           $   6,158           $  25,325           $  17,461
                                                             =========           =========           =========           =========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                  2002                2001
                                                                                ---------           ---------
                                      ASSETS

Current assets:
     Cash and cash equivalents .......................................          $ 123,082           $  84,977
     Trade accounts receivable, net of allowance of $881 and
        $882, respectively ...........................................             30,206              21,063
     Trade accounts receivable-related party .........................              1,614               1,481
     Unbilled accounts receivable ....................................              6,719               5,005
     Unbilled accounts receivable-related party ......................                818                 417
     Other current assets ............................................              6,877               4,392
                                                                                ---------           ---------
         Total current assets ........................................            169,316             117,335
                                                                                ---------           ---------

Property and equipment, net of accumulated depreciation of $22,622 and
  $16,805, respectively ..............................................             25,906              24,339
Goodwill, net ........................................................                878                 878
Other assets .........................................................              4,676               2,431
                                                                                ---------           ---------
         Total assets ................................................          $ 200,776           $ 144,983
                                                                                ---------           =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................          $   4,817           $   3,652
     Accrued and other current liabilities ...........................             27,865              18,046
                                                                                ---------           ---------
         Total current liabilities ...................................             32,682              21,698

Deferred income taxes ................................................             25,472              24,493
                                                                                ---------           ---------
         Total liabilities ...........................................             58,154              46,191
                                                                                ---------           ---------

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued               --                  --
Class A common stock, $.01 par value, 100,000 shares authorized,
     8,745 shares and 8,065 shares issued and outstanding at
     September 30, 2002 and December 31, 2001, respectively ..........                 87                  80
Class B common stock, $.01 par value, 25,000 shares authorized,
     11,291 shares issued and outstanding at September 30, 2002 and
      December 31, 2001, respectively ................................                113                 113
Additional paid-in-capital ...........................................             58,209              39,711
Retained earnings ....................................................             84,469              59,046
Cumulative translation adjustment ....................................               (256)               (158)
                                                                                ---------           ---------
         Total stockholders' equity ..................................            142,622              98,792
                                                                                ---------           ---------
         Total liabilities and stockholders' equity ..................          $ 200,776           $ 144,983
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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               -----------------------------
                                                                                 2002                2001
                                                                               ---------           ---------
Cash flows from operating activities:

Net income ..........................................................          $  25,423           $  17,520

Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation and amortization ..............................              5,679               4,566
         Provision for doubtful accounts ............................                541               1,388
         Deferred income taxes ......................................                979               5,675
         Tax benefit related to option exercises ....................              5,545               4,101
Changes in assets and liabilities:
         Trade accounts receivable ..................................             (9,817)             (1,320)
         Other current assets .......................................             (4,600)             (5,318)
         Other assets ...............................................                852                 133
         Accounts payable ...........................................              1,165                 146
         Accrued and other liabilities ..............................              9,819              (3,176)
                                                                               ---------           ---------
Net cash provided by operating activities ...........................             35,586              23,715
                                                                               ---------           ---------
Cash flows from investing activities:
Purchases of property and equipment-net .............................             (7,599)            (10,691)
Acquisition of assets ...............................................             (2,744)               --
                                                                               ---------           ---------
Net cash used in investing activities ...............................            (10,343)            (10,691)
                                                                               ---------           ---------

Cash flows from financing activities:

Proceeds from issued shares/contributed capital .....................             12,960               4,818
Payments to related party ...........................................               --                     8
                                                                               ---------           ---------
Net cash provided by financing activities ...........................             12,960               4,826
                                                                               ---------           ---------

Effect of currency translation ......................................                (98)                (59)
                                                                               ---------           ---------

Increase in cash and cash equivalents ...............................             38,105              17,791
Cash and cash equivalents, beginning of year ........................             84,977              61,976
                                                                               ---------           ---------
Cash and cash equivalents, end of period ............................          $ 123,082           $  79,767
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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1 - INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

      The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (the "Company") in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 2001 Annual Report on Form 10-K and the Company's unaudited condensed consolidated financial statements (and notes thereto) included in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior-year amounts have been reclassified to conform to the 2002 presentation.

NOTE 2 - ACQUISITION OF ASSETS:

      On June 30, 2002, Cognizant Technology Solutions Ireland Limited ("CTS Ireland"), a newly formed, wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities from UnitedHealthcare Ireland Limited ("UHC Ireland"), a subsidiary of UnitedHealth Group, for $2,900. UHC Ireland previously provided, and will continue to provide through CTS Ireland, application design, development and maintenance services, using its existing staff of 70 Information Technology ("IT") professionals. The acquisition of the assets of UHC Ireland will enable the Company to provide a wide range of services to the Company's clients in Europe and worldwide and represents the initial phase of the implementation of the Company's previously announced international expansion strategy.

      The Company has completed a preliminary assessment of the allocation of the purchase price to the tangible and amortizable intangible assets acquired and liabilities assumed. Based upon that preliminary assessment, the Company has assigned estimated values to the workforce and customer relationship acquired, and expects the useful lives of such assets to range between three and ten years. Amortization expense associated with these intangible assets of $114 has been included in the Company's Statements of Operations for the three and nine-month periods ended September 30, 2002. The Company expects that adjustments related to the finalization of the valuation of such intangible assets will not have a material effect on the Company's results of operations. Pending finalization of the valuation, the purchase price, net of amounts assigned to fixed assets of approximately $260, has been included in long-term "Other Assets" in the accompanying Balance Sheet. Such net assets have been included as identifiable assets in the European segment in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

      The results of CTS Ireland have been included in the unaudited condensed consolidated financial statements of the Company effective July 1, 2002.

NOTE 3 - COMPREHENSIVE INCOME:

      The Company's Comprehensive Income consists of net income and foreign currency translation adjustments. Accumulated balances of Cumulative Translation Adjustments, as of September 30, 2002 and September 30, 2001 are as follows:

                                                                    Cumulative
                                                                    Translation
                                                                    Adjustment
Balance, December 31, 2001.................................         $    (158)
Foreign currency translation adjustments...................               (98)
                                                                    ---------
Balance, September 30, 2002................................         $    (256)
                                                                    =========

Balance, December 31, 2000.................................         $     (50)
Foreign currency translation adjustments...................               (59)
                                                                    ---------
Balance, September 30, 2001................................         $    (109)
                                                                    =========


NOTE 4 - RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES:

      As of September 30, 2002, IMS Health Incorporated ("IMS Health") owned 56.4% of the outstanding common stock of the Company (representing all of the Company's Class B common stock) and held 92.8% of the combined voting power of the Company's common stock. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Holders of Class B common stock are entitled to convert their shares into shares of Class A common stock at any time on a share for share basis. Shares of Class B common stock transferred to stockholders of IMS Health in a transaction intended to be on a tax-free basis (a "Tax-Free Transaction") under the Internal Revenue Code shall not convert into shares of Class A common stock upon the occurrence of such Tax-Free Transaction. No preferred stock has been issued.

      IMS Health currently provides the Company with certain administrative services including payroll and payables processing and permits the Company to participate in certain of IMS Health's business insurance plans. In prior periods, IMS Health provided certain other services such as tax planning and compliance, which have since been transitioned to the Company. All services are performed and charged to the Company under an intercompany services agreement with IMS Health. Total costs in connection with these services were approximately $139 and $110 for the three-month periods ended September 30, 2002 and 2001, respectively. Total costs in connection with these services were approximately $417 and $330 for the nine-month periods ended September 30, 2002 and 2001, respectively.

      The Company has a strategic relationship with The TriZetto Group Inc. ("TriZetto") that includes helping its healthcare customers integrate TriZetto's products with their existing information systems and, within TriZetto, supporting further development of these software applications. As of September 30, 2002, IMS Health owned approximately 26.5% of the outstanding common stock of TriZetto. During the three- and nine-month periods ended September 30, 2002, the Company recorded revenues from TriZetto of approximately $1,199 and $1,302, respectively, and recorded expense related to TriZetto commissions of approximately $123 and $456 for the three- and nine-month periods ended September 30, 2002, respectively. During the three- and nine-month periods ended September 30, 2001, the Company recorded revenues from TriZetto of approximately $401 and recorded expense related to TriZetto commissions of approximately $0 and $793 for the three- and nine-month periods ended September 30, 2001, respectively.

      Other related party disclosures are included in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTE 5 - INCOME TAXES:

      The Company's Indian subsidiary, CTS India, is an export-oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of CTS India are attributable to export profits and are therefore currently entitled to a 90% exemption from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by March of 2009. In prior years, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, the Company has provided deferred income taxes in the amount of approximately $25,535 on all such undistributed earnings through December 31, 2001.

      During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, the Company intends to use 2002 and future Indian earnings to expand operations outside of the United States, instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Bulletin 23, the Company will no longer accrue taxes on the repatriation of earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of September 30, 2002, the amount of unrepatriated earnings upon which no provision for taxation has been recorded is approximately $21,224. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings. This change in intent, as well as a change in the second quarter in the manner in which repatriated earnings are taxed in India, resulted in an estimated effective tax rate for the three- and nine-month periods ended September 30, 2002 of 23.3% and 23.4%, respectively. These rates compare to an effective tax rate for the three- and nine-month periods ended September 30, 2001 of 37.4%.

      During the nine-month period ended September 30, 2002, stock option exercises resulted in a tax benefit to the Company of approximately $5,546. This benefit is netted against certain short-term tax obligations and included in the caption "Other Current Assets" on the accompanying balance sheet.

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

                                                                  THREE MONTHS ENDED          NINE MONTHS
                                                                        ENDED                    ENDED
                                                                  SEPTEMBER 30, 2001       SEPTEMBER 30, 2001
                                                                  ------------------       ------------------
Reported Net Income                                                  $   6,108               $    17,520
Reversal of Goodwill Amortization - net of tax                              79                       238
                                                                     ---------               -----------
Adjusted Net Income excluding Goodwill Amortization                  $   6,187               $    17,758
Adjusted Basic EPS excluding Goodwill Amortization                   $    0.32               $      0.94
Adjusted Diluted EPS excluding Goodwill Amortization                 $    0.30               $      0.87

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144") was issued. FAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. FAS 144 retains the fundamental provisions of FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with FAS 121. Among other things, FAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material impact on the Company's financial position and results of operations.

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

Statements of Financial Accounting Standards Not Yet Adopted:

      In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") was issued. FAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, FAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. FAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

      In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("FAS 146") was issued. FAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

      In October 2002, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("FAS 147") was issued. FAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. FAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 7 - CONTINGENCIES AND COMMITMENTS:

      As of September 30, 2002, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $20,109, of which approximately $10,924 has been spent to date.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company's quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of the Company's engagements involve projects that are critical to the operations of its customers' business and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts by contract to limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its application design, development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, results of operations and financial condition.

NOTE 8 - SEGMENT INFORMATION:

      The Company is a leading provider of custom IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in the United States and Europe. The Company's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. The Company provides the IT services it offers using an integrated on-site/offshore business model. This seamless onsite/offshore model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland. North American operations consist primarily of application design, development and maintenance services in the United States and Canada. European operations consist primarily of application design, development and maintenance services principally in the United Kingdom, Germany and Ireland. European identifiable assets include the net assets resulting from the acquisition of certain assets and liabilities from UHC Ireland (See Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements). Asian operations consist primarily of application design, development and maintenance services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. Revenues and resulting operating income are attributed to regions based upon customer location, and exclude the effect of intercompany revenue for services provided by CTS India to other CTS entities.

      Information about the Company's operations and total assets in North America, Europe and Asia for the periods ended September 30, 2002 and 2001 are presented in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," as follows:

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                              ----------------------      ----------------------
                                2002          2001          2002          2001
                              --------      --------      --------      --------
REVENUES (1)
North America (2)             $ 52,913      $ 39,432      $140,445      $115,989
Europe                           8,032         5,665        20,398        17,203
Asia                               288           405         1,232         1,125
                              --------      --------      --------      --------
Consolidated                  $ 61,233      $ 45,502      $162,075      $134,317
                              ========      ========      ========      ========

OPERATING INCOME (1)
North America (2)             $ 10,463      $  8,079      $ 27,692      $ 22,959
Europe                           1,588         1,161         4,021         3,403
Asia                                57            83           243           224
                              --------      --------      --------      --------
Consolidated                  $ 12,108      $  9,323      $ 31,956      $ 26,586
                              ========      ========      ========      ========

                                AS OF SEPTEMBER 30,
                              ----------------------
IDENTIFIABLE ASSETS             2002          2001
                              --------      --------
North America (2)             $ 84,458      $ 89,576
Europe                          11,741         5,946
Asia                           104,577        43,051
                              --------      --------
Consolidated                  $200,776      $138,573
                              ========      ========

(1) Revenues and resulting operating income are attributed to regions based upon customer location.

(2)   Primarily relates to operations in the United States.

      In the third quarter of 2002, sales to one related party customer (IMS Health) accounted for 9.0% of revenues and sales to one third-party customer (Metropolitan Life Insurance Company) accounted for 11.5% of revenues. In the third quarter of 2001, sales to one related party customer (IMS Health) accounted for 11.2% of revenue and no third party accounted for sales in excess of 10% of revenue. During the nine months ended September 30, 2002, sales to IMS Health accounted for 9.6% of revenues and no third party customer accounted for sales in excess of 10% of revenue. During the none months ended September 30, 2001 sales to IMS Health accounted for 10.1% of revenues and no third party customer accounted for sales in excess of 10% of revenue.

      Revenues related to services performed without a signed agreement or work order are not recognized until such agreements or work orders are signed; however the cost related to the performance of such work is recognized in the period the services are rendered.

      A majority of the Company's employees and a significant portion of the Company's assets are located in India. Accordingly, the Company bears certain geo-political risks of local and cross-border conflicts within this geographic region.

NOTE 9 - SUBSEQUENT EVENTS:

Acquisition of Assets

      On October 29, 2002, the Company completed the transfer of Silverline Technologies, Inc.'s American Express practice to the Company. The Company will now provide application design, development and maintenance services to American Express through an acquired workforce of approximately three hundred IT and support professionals located primarily in the United States and India.

      The Company has commenced a preliminary assessment of the allocation of the consideration paid of approximately $10,400 to the amortizable intangible assets acquired in this transaction. Since the transfer was effected on October 29, 2002, the results of operations of this transfer will be included in the consolidated financial statements of the Company commencing from that date. The operating results from this transaction are not expected to be material to the Company.

Proposed Split-off Transaction

      The Company intends to file a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) concurrently with the filing of this Quarterly Report. The registration statement is being filed for the purpose of registering a proposed offer by IMS Health to exchange shares of the Company's Class B common stock owned by IMS Health for a yet to be determined number of shares of common stock of IMS Health (the "Exchange Offer"). At September 30, 2002, IMS Health owned approximately 56.4% of the outstanding stock of the Company (representing all of the Company's outstanding Class B common stock) and held approximately 92.8% of the combined voting power of the Company's outstanding common stock. It is expected that IMS Health will seek to exchange up to 11,291 shares of the Company's Class B common stock in the Exchange Offer, representing all Class B shares of the Company that are currently owned by IMS Health. The exchange offer, which is subject to SEC review and certain conditions, is expected to occur in the first quarter of 2003. The Company expects to incur significant costs in connection with this proposed transaction. Such costs will be expensed as incurred.

      The shares of the Company's Class B common stock are identical to the shares of the Company's Class A common stock, except that a holder of shares of Class B common stock is entitled to 10 votes per share, while a holder of shares of Class A common stock is entitled to one vote per share. Each share of Class B received in the Exchange Offer will convert automatically into one share of Class A common stock when it is transferred after the Exchange Offer as well as under certain other specified circumstances. The Class B common stock will not be separately listed or quoted on any exchange and will not trade separately.

      There will be no impact on the number of the Company's total shares outstanding as a result of the Exchange Offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

GENERAL

      The Company is a leading provider of custom Information Technology ("IT") design, development, integration and maintenance services primarily for Fortune 1000 companies located in the United States and Europe. The Company's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. The Company provides the IT services it offers using an integrated on-site/offshore business model. This seamless onsite/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland. The Company began its IT development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, the Company, along with certain other entities. was spun-off from The Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. On June 24, 1998, the Company completed its initial public offering. On June 30, 1998, a majority interest in the Company, and certain other entities were spun-off from Cognizant Corporation to form IMS Health Incorporated ("IMS Health"). Subsequently, Cognizant Corporation was renamed Nielsen Media Research, Incorporated. At September 30, 2002, IMS Health owned 56.4% of the outstanding stock of the Company (representing all of the Company's Class B common stock) and held 92.8% of the combined voting power of the Company's common stock. Holders of the Company's Class A common stock have one vote per share and holders of the Company's Class B common stock have ten votes per share.

      The Company intends to file a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) concurrently with the filing of the Quarterly Report of which this discussion is a part. The registration statement is being filed for the purpose of registering a proposed offer by IMS Health to exchange shares of the Company's Class B common stock owned by IMS Health for a yet to be determined number of shares of common stock of IMS Health (the "Exchange Offer"). It is expected that IMS Health will seek to exchange up to 11,291 shares of the Company's Class B common stock in the Exchange Offer, representing all Class B shares of the Company that are currently owned by IMS Health. The exchange offer, which is subject to SEC review and certain conditions, is expected to occur in the first quarter of 2003.

      The shares of the Company's Class B common stock are identical to the shares of the Company's Class A common stock, except that a holder of shares of Class B common stock is entitled to 10 votes per share, while a holder of shares of Class A common stock is entitled to one vote per share. Each share of Class B received in the Exchange Offer will convert automatically into one share of Class A common stock when it is transferred after the Exchange Offer as well as under certain other specified circumstances. The Class B common stock will not be separately listed or quoted on any exchange and will not trade separately.

There will be no impact on the number of the Company's total shares outstanding as a result of the Exchange Offer. However, the Exchange Offer may impact the Company in a number of ways and these impacts could be significant. Reference is made to Exhibit 99.2 to this Quarterly Report which contains a excerpt from the registration statement on Form S-4 discussing risk factors relating to the Exchange Offer. The Company expects to incur charges in the fourth quarter of 2002 and the first quarter of 2003 aggregating between $2 to $3 million in relation to one-time costs associated with the Exchange Offer.

Revenue Recognition. The Company's services are performed on either a time-and-materials or fixed-price basis. Revenues related to time-and-materials contracts are recognized as the service is performed. Revenues related to fixed-price contracts primarily relate to application development and significant application enhancement projects. Revenues related to such fixed-price contracts are recognized using the percentage-of-completion method of accounting, under which the sales value of performance, including earnings thereon, is recognized on the basis of the percentage that each contract's incurred cost to date bears to the total estimated cost. The Company does not incur significant up-front costs associated with these fixed-price contracts and all costs related to the services provided are expensed as incurred. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs or dates. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the financial reporting period in which the change in the estimate becomes known, and any anticipated losses are recognized immediately. The Company's failure to estimate accurately the resources and time required for a fixed-price project, or its failure to complete its contractual obligations within the time frame committed, could have a material adverse effect on the Company's business, results of operations and financial condition.

      Revenues related to services performed without a signed agreement or work order are not recognized until such agreements or work orders are signed; however the cost related to the performance of such work is recognized in the period the services are rendered.

CHANGES TO CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

      The Company's critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2001. The following sets forth changes to risks and critical accounting policies:

      Tensions between the United States and Iraq have recently escalated as the United States has threatened to take military action against Iraq. Hostilities involving the United States, or military or travel disruptions and restrictions affecting the Company's employees, could materially adversely affect the Company's operations and its ability to service its customers. Approximately 72% of the Company's technical professionals are located in India, and the vast majority of the Company's technical professionals in the United States and Europe are Indian nationals who are able to work in the United States only because they hold current visas. A military action by the United States against Iraq would likely further disrupt travel and the ability to obtain visas to enter into the United States. Travel restrictions could cause the Company to incur additional unexpected labor costs and expenses or could restrain the Company's ability to retain the skilled professionals it needs for its operations in the United States and Europe. Accordingly, hostilities between the United States and Iraq could adversely affect the Company's business, financial condition and results of operations and impair its ability to service its customers.

      Income Taxes. The Company's Indian subsidiary, CTS India, is an export-oriented company, which, under the Indian Income Tax Act of 1961 is entitled to claim tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of CTS India are attributable to export profits and are therefore currently entitled to a 90% exemption from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by March of 2009. In prior years, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, the Company has provided deferred income taxes in the amount of approximately $25.5 million dollars on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, the Company intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Bulletin 23, the Company will no longer accrue taxes on the repatriation of earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings. This change in intent, as well as a change in the manner in which repatriated earnings are taxed in India, resulted in an estimated effective tax rate for the three and nine months ended September 30, 2002 of 23.3% and 23.4%, respectively. These rates compare to an effective tax rate for the three and nine month periods ended September 30, 2001 of 37.4%.

                                * * * * * * * * *

      The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) the significant fluctuations of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) the number, timing, scope and contractual terms of application design, development and maintenance projects, (b) delays in the performance of projects, (c) the accuracy of estimates of costs, resources and time to complete projects, (d) seasonal patterns of the Company's services required by customers, (e) levels of market acceptance for the Company's services, (f) potential adverse impacts of new tax legislation, and (g) the hiring of additional staff; (ii) changes in the Company's billing and employee utilization rates; (iii) the Company's ability to manage its growth effectively, which will require the Company (a) to increase the number of its personnel, particularly skilled technical, marketing and management personnel, (b) to find suitable acquisition and joint venture candidates to support geographic expansion, and (c) to continue to develop and improve its operational, financial, communications and other internal systems, in the United States, India and Europe; (iv) the Company's limited operating history with unaffiliated customers; (v) the Company's reliance on key customers and large projects; (vi) the highly competitive nature of the markets for the Company's services; (vii) the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (viii) the Company's reliance on the continued services of its key executive officers and leading technical personnel; (ix) the Company's ability to attract and retain a sufficient number of highly skilled employees in the future; (x) the Company's ability to protect its intellectual property rights; (xi) the concentration of the Company's operations in India and the related geo-political risks of local and cross-border conflicts; (xii) terrorist activity, the threat of terrorist activity, and responses to and results of terrorist activity and threats, including, but not limited to, effects, domestically and/or internationally, on the Company, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions; and (xiii) general economic conditions. Investors should also consider the risks described in the Company's filings including the risk factors contained in the Company's registration statement included as exhibit 99.2 to this Quarterly Report. The Company's actual results may differ materially from the results disclosed in such forward-looking statements.

RESULTS OF OPERATIONS

      The following table sets forth certain results of operations as a percentage of total revenue:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                              --------------------        --------------------
                                                2002          2001          2002          2001
                                              ------        ------        ------        ------
Total revenues .........................       100.0%        100.0%        100.0%        100.0%
Cost of revenues .......................        53.8          50.8          53.4          51.3
                                              ------        ------        ------        ------
    Gross profit .......................        46.2          49.2          46.6          48.7
Selling, general and administrative
    expense ............................        23.1          25.1          23.4          25.5
Depreciation and amortization expense ..         3.3           3.6           3.5           3.4
                                              ------        ------        ------        ------
    Income from operations .............        19.8          20.5          19.7          19.8
Other income (expense):
    Interest income ....................         0.8           1.4           0.8           1.5
    Other income (expense) .............         0.0          (0.5)         (0.0)         (0.5)
                                              ------        ------        ------        ------
Total other income .....................         0.8           0.9           0.8           1.0
                                              ------        ------        ------        ------
Income before provision for income taxes        20.6          21.4          20.5          20.8
Provision for income taxes .............        (4.8)         (8.0)         (4.8)         (7.8)
                                              ------        ------        ------        ------
Net income .............................        15.8%         13.4%         15.7%         13.0%
                                              ======        ======        ======        ======

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Revenue. Revenue increased by 34.6%, or $15.7 million, from approximately $45.5 million during the three months ended September 30, 2001 to approximately $61.2 million during the three months ended September 30, 2002. This increase resulted primarily from an increase in application management services. For statement of operations purposes, revenues from related parties include only revenues recognized during the period in which the related party was directly affiliated with the Company. In the third quarter of 2002, sales to one related party customer (IMS Health) accounted for 9.0% of revenues and sales to one third party customer (Metropolitan Life Insurance Company) accounted 11.5% revenues. In the third quarter of 2001, sales to one related party customer (IMS Health) accounted for 11.2% of revenues and no third-party customer accounted for sales in excess of 10% of revenues.

      Gross Profit. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions. The Company's cost of revenues increased by 42.7%, or approximately $9.9 million, from approximately $23.1 million during the three months ended September 30, 2001 to approximately $33.0 million during the three months ended September 30, 2002. The increase was due primarily to costs resulting from an increase in the number of the Company's technical professionals from approximately 3,500 employees at September 30, 2001 to approximately 4,700 employees at September 30, 2002. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 26.2%, or approximately $5.9 million, from approximately $22.4 million during the three months ended September 30, 2001 to approximately $28.3 million during the three months ended September 30, 2002. Gross profit margin decreased from 49.2% of revenues during the three months ended September 30, 2001 to 46.2% of revenues during the three months ended September 30, 2002 primarily due to a higher 2002 incentive compensation accrual associated with increased revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 23.6%, or approximately $3.1 million, from approximately $13.1 million during the three months ended September 30, 2001 to approximately $16.2 million during the three months ended September 30, 2002, representing 28.7% and 26.4% of revenues, respectively. The dollar increase in such expenses was due primarily to a higher 2002 incentive compensation accrual associated with increased revenues, as well as increased expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue, which outpaced the increase in selling, general and administrative expenses.

      Income from Operations. Income from operations increased 29.9%, or approximately $2.8 million, from approximately $9.3 million during the three months ended September 30, 2001 to approximately $12.1 million during the three months ended September 30, 2002, representing 20.5% and 19.8% of revenues, respectively. The decrease in operating margin was due primarily to a higher 2002 incentive compensation accrual associated with increased revenues.

      Other Income. Other income consists primarily of interest income and foreign currency exchange gains or losses. Interest income decreased by 26.7%, or approximately $172,000, from $643,000 during the three months ended September 30, 2001 to $471,000 during the three months ended September 30, 2002. The decrease in such interest income was attributable primarily to declining interest rates, offset, in part, by higher invested cash balances. The Company recognized a net foreign currency exchange loss of $209,000 during the three months ended September 30, 2001 as compared to a gain of $24,000 in the current period, as a result of the effect of changing exchange rates.

      Provision for Income Taxes. The provision for income taxes decreased by 19.5%, or approximately $713,000, from approximately $3.6 million in the three months ended September 30, 2001 to approximately $2.9 million in the three months ended September 30, 2002, with an effective tax rate of 37.4% and 23.3% for the three months ended September 30, 2001 and 2002, respectively. The lower effective tax rate reflects the Company's change in its intention regarding the repatriation of 2002 and future earnings from its subsidiary in India, as well as a change in the manner in which repatriated earnings are taxed in India. (See
Note 5 to the Notes to the Unaudited Condensed Consolidated Financial
Statements.)

      Net Income. Net income increased 58.3%, or approximately $3.6 million, from approximately $6.1 million for the three months ended September 30, 2001 to approximately $9.7 million for the three months ended September 30, 2002, representing 13.4% and 15.8% of revenues, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Revenue. Revenue increased by 20.7%, or approximately $27.8 million, from approximately $134.3 million during the nine months ended September 30, 2001 to approximately $162.1 million during the nine months ended September 30, 2002. This increase resulted primarily from an increase in application management services. For statement of operations purposes, revenues from related parties include only revenues recognized during the period in which the related party was directly affiliated with the Company. During the nine months ended September 30, 2002, sales to one related party customer (IMS Health) accounted for 9.6% of revenues and no third party accounted for sales in excess of 10% of revenues. During the nine months ended September 30, 2001, sales to one related party customer (IMS Health) accounted for 10.1% of revenues and no third party accounted for sales in excess of 10% of revenues.

      Gross Profit. The Company's cost of revenues increased by 25.6%, or approximately $17.6 million, from approximately $68.9 million during the nine months ended September 30, 2001 to approximately $86.5 million during the nine months ended September 30, 2002. The increase was due primarily to increased costs resulting from the increase in the number of the Company's technical professionals from approximately 3,500 employees at

September 30, 2001 to approximately 4,700 employees at September 30, 2002. The Company's gross profit increased by 15.4%, or approximately $10.1 million, from approximately $65.5 million during the nine months ended September 30, 2001 to approximately $75.6 million during the nine months ended September 30, 2002. Gross profit margin decreased from 48.7% to 46.6% of revenues during the nine months ended September 30, 2001 and 2002, respectively. The decrease in gross profit margin was due primarily to a higher 2002 incentive compensation accrual associated with increased revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses, including depreciation and amortization, increased by 12.2%, or approximately $4.7 million, from approximately $38.9 million during the nine months ended September 30, 2001 to approximately $43.6 million during the nine months ended September 30, 2002, representing 28.9% and 26.9% of revenues, respectively. The increase in such expenses in absolute dollars was due primarily to a higher 2002 incentive compensation accrual associated with increased revenues, as well as expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue, which outpaced the increase in selling, general and administrative expenses.

      Income from Operations. Income from operations increased 20.2%, or approximately $5.4 million, from approximately $26.6 million during the nine months ended September 30, 2001 to approximately $32.0 million during the nine months ended September 30, 2002, representing 19.8% and 19.7% of revenues, respectively.

      Other Income. Interest income decreased by $701,000 from approximately $2.0 million during the nine months ended September 30, 2001 to approximately $1.3 million during the nine months ended September 30, 2002. The decrease in such interest income was attributable primarily to declining interest rates, offset, in part, by higher invested cash balances. The Company recognized a net foreign currency exchange loss of $604,000 during the nine months ended September 30, 2001 compared to a loss of $89,000 in the current period, as a result of changes in exchange rates.

      Provision for Income Taxes. The provision for income taxes decreased from approximately $10.5 million for the nine months ended September 30, 2001 to approximately $7.7 million for the nine months ended September 30, 2002, with an effective tax rate of 37.4% and 23.4% for the nine months ended September 30, 2001 and 2002, respectively. The lower effective tax rate reflects the Company's change in its strategy regarding the repatriation of 2002 and future earnings from its subsidiary in India, as well as a change in the manner in which repatriated earnings are taxed in India. (See Note 5 to the Notes to the Unaudited Condensed Consolidated Financial Statements.)

      Net Income. Net income increased from approximately $17.5 million for the nine months ended September 30, 2001 to approximately $25.4 million for the nine months ended September 30, 2002, representing 13.0% and 15.7% of revenues for the nine months ended September 30, 2001 and 2002, respectively.

RESULTS BY BUSINESS SEGMENT

      The Company is a leading provider of custom IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in the United States and Europe. The Company's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. The Company provides the IT services it offers using an integrated on-site/offshore business model. This seamless on-site/offshore model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland. North American operations consist primarily of application design, development and maintenance services in the United States and Canada. European operations consist of application design, development and maintenance services principally in the United Kingdom. Asian operations consist of application design, development and maintenance services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. Revenues and resulting operating income are attributed to regions based upon customer location, and exclude the effect of intercompany revenue for services provided by CTS India to other CTS entities.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      North American Segment

      Revenue. Revenue increased by 34.2%, or approximately $13.5 million, from approximately $39.4 million for the three months ended September 30, 2001 to approximately $52.9 million during the three months ended September 30, 2002. The increase in revenue was attributable primarily to increased market awareness and acceptance of the on-site/offshore application design, development and maintenance services delivery model, as well as sales and marketing activities directed at the U.S. market for the Company's services.

      Income from Operations. Income from operations increased 29.5%, or approximately $2.4 million, from approximately $8.1 million for the three months ended September 30, 2001 to approximately $10.5 million for the three months ended September 30, 2002. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

      European Segment

      Revenue. Revenue increased by 41.8%, or approximately $2.4 million, from approximately $5.7 million for the three months ended September 30, 2001 to approximately $8.0 million for the three months ended September 30, 2002. The increase in revenue was primarily attributable to increased demand for the Company's services in the United Kingdom.

      Income from Operations. Income from operations increased 36.8%, or approximately $427,000, from approximately $1.2 million for the three months ended September 30, 2001 to $1.6 million for the three months ended September 30, 2002. The increase in income from operations from the prior period was due to expense reductions during the third quarter of 2002 coupled with increased revenues.

      Asian Segment

      Revenue. Revenue decreased by 28.9%, or approximately $117,000, from approximately $405,000 for the three months ended September 30, 2001 to approximately $288,000 for the three months ended September 30, 2002.

      Income from Operations. Income from operations was approximately $100,000 for each of the three months ended September 30, 2001 and 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      North American Segment

      Revenue. Revenue increased by 21.1%, or approximately $24.5 million, from approximately $116.0 million for the nine months ended September 30, 2001 to approximately $140.5 million for the nine months ended September 30, 2002. The increase in revenue was attributable primarily to increased market awareness and acceptance of the on-site/offshore application design, development and application maintenance services delivery model, as well as sales and marketing activities directed at the U.S. market for the Company's services.

      Income from Operations. Income from operations increased 20.6%, or approximately $4.7 million, from approximately $23.0 million for the nine months ended September 30, 2001 to approximately $27.7 million for the nine months ended September 30, 2002. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

      European Segment

      Revenue. Revenue increased by 18.6%, or approximately $3.2 million, from approximately $17.2 million for the nine months ended September 30, 2001 to approximately $20.4 million for the nine months ended September 30, 2002. The increase in revenue was primarily attributable to increased demand for the Company's services in the United Kingdom.

      Income from Operations. Income from operations increased by 18.2%, or approximately $618,000, from approximately $3.4 million for the nine months ended September 30, 2001 to $4.0 million for the nine months ended September 30, 2002. The increase in income from operations from the prior period was due to expense reductions during 2002 coupled with increased revenues.

      Asian Segment

      Revenue. Revenue increased by 9.5%, or approximately $107,000, from approximately $1.1 million for the nine months ended September 30, 2001 to approximately $1.2 million for the nine months ended September 30, 2002.

      Income from Operations. Income from operations was approximately $200,000 for each of the three months ended September 30, 2001 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, through the date of its initial public offering, the Company's primary sources of funding had been cash flow from operations and intercompany cash transfers with its majority owner and controlling parent company Cognizant Corporation and then IMS Health. In June 1998, the Company consummated its initial public offering of 5,834,000 shares of its Class A common stock at a price to the public of $5.00 per share, of which 5,000,000 shares were issued and sold by the Company and 834,000 shares were sold, at that time, by Cognizant Corporation, the Company's then owner and controlling parent company. The net proceeds to the Company from the offering were approximately $22.4 million after $845,000 of direct expenses. The funds received by the Company from the offering were invested in short-term, investment grade, interest-bearing securities, after the Company used a portion of the net proceeds to repay approximately $6.6 million of non-trade related party balances to Cognizant Corporation. The Company has used and will continue to use the remainder of the net proceeds from the offering for (i) expansion of existing operations, including the Company's offshore IT development centers; (ii) continued development of new service lines and possible acquisitions of related businesses; and (iii) general corporate purposes including working capital. At September 30, 2002, the Company had cash and cash equivalents of approximately $123.1 million.

      Net cash provided by operating activities was approximately $35.6 million during the nine months ended September 30, 2002 as compared to net cash provided by operating activities of approximately $23.7 million during the nine months ended September 30, 2001. The increase resulted primarily from increased net income and an increase in accrued and other liabilities, partially offset by an increase in trade accounts receivable.

      Trade accounts receivable, net of allowance for doubtful accounts was $30.2 million at September 30, 2002. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer and geographic basis and evaluated by the Company's finance staff. At September 30, 2002, the Company's day's sales outstanding, including unbilled receivables, was approximately 59 days compared to 55 days at September 30, 2001.

      The Company's investing activities used net cash of approximately $10.3 million for the nine months ended September 30, 2002 as compared to net cash used of approximately $10.7 million for the same period in 2001. The decrease in 2002 compared to 2001 primarily reflects a decrease in purchases of property and equipment partially offset by the acquisition of certain assets from UnitedHealthcare Ireland Ltd. (See Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements).

      The Company's financing activities provided net cash of approximately $13.0 million for the nine months ended September 30, 2002 as compared to net cash provided by financing activities of approximately $4.8 million for the same period in 2001. The increase in net cash provided by financing activities was related primarily to a higher level of cash proceeds from the exercise of stock options and the purchase of employee stock purchase plan shares in 2002, as compared to the prior year. The exercise of stock options and the purchase of employee stock purchase plan shares resulted in an increase of approximately 680,000 shares in the Company's outstanding Class A Common Stock during the nine months ended September 30, 2002.

      As of September 30, 2002, the Company had no significant third-party debt.

      The Company had working capital of $136.6 million at September 30, 2002 and $95.6 million at December 31, 2001.

      As of September 30, 2002, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $20.1 million, of which $10.9 million has been spent to date. The multi-phase program will encompass the construction of three fully-owned development centers containing approximately 620,000 sq. ft. of space in the Indian cities of Calcutta, Chennai and Pune. Total expenditures related to this program are expected to be approximately $39.4 million. The Company has recently completed construction of the two facilities in Calcutta and Pune, and expects construction of the third development center in Chennai to be completed in 2003.

      The Company expects to incur charges in the fourth quarter of 2002 and the first quarter of 2003 aggregating between $2 to $3 million in relation to one-time costs associated with the Exchange Offer.

      The Company believes that its available funds and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations and needs through at least the next 12 months.

FOREIGN CURRENCY TRANSLATION

      The assets and liabilities of the Company's Canadian and European subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For the Company's Indian subsidiary, the functional currency is the U.S. dollar since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between the Indian subsidiary and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. A portion of the Company's costs in India is denominated in local currency and subject to exchange fluctuations, which has not had any material adverse effect on the Company's results of operations.

CONTINGENCIES

      As of September 30, 2002, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $20,109, of which approximately $10,924 has been spent to date.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company's quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of the Company's engagements involve projects that are critical to the operations of its customers' business and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its application design, development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                                                                   THREE MONTHS              NINE MONTHS
                                                                       ENDED                    ENDED
                                                                SEPTEMBER 30, 2001       SEPTEMBER 30, 2001
                                                                ------------------       ------------------
Reported Net Income                                                   $ 6,108                  $17,520
Reversal of Goodwill Amortization - net of tax                             79                      238
                                                                      -------                  -------
Adjusted Net Income excluding Goodwill Amortization                   $ 6,187                  $17,758
Adjusted Basic EPS excluding Goodwill Amortization                    $  0.32                  $  0.94
Adjusted Diluted EPS excluding Goodwill Amortization                  $  0.30                  $  0.87

      In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144") was issued. FAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." FAS 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. FAS 144 retains the fundamental provisions of FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with FAS 121. Among other things, FAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material impact on the Company's financial position and results of operations.

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

Statements of Financial Accounting Standards Not Yet Adopted:

      In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") was issued. FAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, FAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. FAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

      In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("FAS 146") was issued. FAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

      In October 2002, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("FAS 147") was issued. FAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. FAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. The provisions of the statement will be effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

      Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

      Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            99.1  Statements Pursuant to 18 U.S.C.Section 1350.

            99.2  Risk factor extract

      (b)   Reports on Form 8-K.

      Subsequent to the end of the quarter, on October 31, 2002, the Company filed a Form 8-K disclosing the transfer of Silverline Technologies, Inc.'s American Express practice to the Company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Cognizant Technology Solutions Corporation

DATE:  November 14, 2002              By /s/ Wijeyaraj Mahadeva
                                         -------------------------------
                                         Wijeyaraj Mahadeva,
                                         Chairman of the Board and Chief
                                         Executive Officer (Principal Executive
                                         Officer)


DATE:  November 14, 2002              By /s/ Gordon Coburn
                                         -------------------------------
                                         Gordon Coburn,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

                                  CERTIFICATION

I, Wijeyaraj Mahadeva, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Cognizant Technology Solutions Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ Wijeyaraj Mahadeva
                                         ----------------------
Dated: November 14, 2002                 Wijeyaraj Mahadeva
                                         Chairman of the Board and Chief
                                         Executive Officer (Principal Executive
                                         Officer)

                                  CERTIFICATION

I, Gordon Coburn, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Cognizant Technology Solutions Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ Gordon Coburn
                                         -----------------
Dated:  November 14, 2002                Gordon Coburn,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)