Form 10-K
period 2002-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2003-03-14
CIK 1058290

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2002
                                        -----------------
                                      OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
               For the transition period from            to
                                              ---------     ---------

                         Commission File Number 0-24429

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                      13-3728359
-------------------------------------     -------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

500 Glenpointe Centre West, Teaneck, New Jersey                         07666
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code: (201) 801-0233
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                           --------------------

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, $0.01 par value per share
-------------------------------------------------------------------------------
                                (Title of Class)

                 Class B Common Stock, par value $0.01 per share
-------------------------------------------------------------------------------
                                (Title of Class)

                         Preferred Share Purchase Rights
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes [X] No [ ]

The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant on June 28, 2002, based on $53.75 per share, the last reported sale price on the NASDAQ National Market on that date, was $447,186,563 million.

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of March 3, 2003 was 20,470,238 shares. There were no shares of Class B common stock, $0.01 par value, of the registrant outstanding as of March 3, 2003.

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS
                               -----------------


               Item                                                       PAGE
               ----                                                       ----

PART I    1.   Business.................................................     4

          2.   Properties...............................................    17

          3.   Legal Proceedings........................................    19

          4.   Submission of Matters to a Vote of Security Holders......    19

PART II   5.   Market for the Company's Common Equity and
               Related Stockholder Matters..............................    21

          6.   Selected Consolidated Financial Data.....................    27

          7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...........    28

          7A.  Quantitative and Qualitative Disclosures
               Amount Market Risk ......................................    47

          8.   Financial Statements and Supplementary Data..............    47

          9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure...................    47

PART III  10.  Directors and Executive Officers of the Company..........    48

          11.  Executive Compensation...................................    48

          12.  Security Ownership of Certain Beneficial Owners
               and Management...........................................    48

          13.  Certain Relationships and Related Transactions...........    48

          14.  Controls and Procedures..................................    48

PART IV   15.  Exhibits, Financial Statement Schedule,
               and Reports on Form 8-K..................................    49

SIGNATURES..............................................................    51

EXHIBIT INDEX...........................................................    57

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................   F-1

                                     PART I

Item 1. Business

Overview

     Cognizant Technology Solutions Corporation ("Cognizant", "CTS" or the "Company") is a leading provider of custom IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in the United States and Europe. Cognizant's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. Cognizant provides the IT services it offers using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland.

     Cognizant began its IT development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, Cognizant, along with certain other entities, was spun-off from the Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. On June 24, 1998, Cognizant completed an initial public offering of an Class A common stock (the "IPO"). On June 30, 1998, a majority interest in Cognizant, and certain other entities were spun-off from Cognizant Corporation to form IMS Health Incorporated ("IMS Health").
Subsequently, Cognizant Corporation was renamed Nielsen Media Research, Incorporated. At December 31, 2002, IMS Health owned 55.3% of the outstanding stock of Cognizant (representing all of Cognizant's Class B common stock) and held 92.5% of the combined voting power of Cognizant's common stock. Holders of Cognizant's Class A common stock have one vote per share and holders of Cognizant's Class B common stock had ten votes per share.

     On February 11, 2000, the Board of Directors declared a 2-for-1 stock split effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. The stock split has been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of common shares and per share information have been restated. Appropriate adjustments have been made in the exercise and number of shares subject to stock options. Stockholder equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital account to the common stock accounts.

     On May 23, 2000, the stockholders of the Company approved an increase in the number of authorized Class B common stock from 15,000,000 shares to 25,000,000 shares.

     On January 30, 2003, the Company filed a tender offer in which IMS Health stockholders could exchange IMS Health shares held by them for Cognizant Class B common stock held by IMS Health.

     On February 13, 2003, IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 11,290,900 shares) in an exchange offer to its stockholders. IMS Health distributed 0.309 shares of Cognizant Class B common stock to its stockholders for every one share of IMS Health's common stock tendered. There was no impact on the number of Cognizant's total shares outstanding upon the completion of the exchange offer.

     As of February 21, 2003, pursuant to Cognizant's Restated Certificate of Incorporation, all of the shares of Class B common stock automatically converted into shares of Class A common stock. According to Cognizant's Restated Certificate of Incorporation, if at any time the outstanding shares of Cognizant Class B common stock ceased to represent at least 35% of the economic ownership represented by the aggregate number of shares of Cognizant common stock then outstanding, each share of Cognizant Class B common stock shall automatically convert into one share of Class A common stock. This automatic conversion occurred on February 21, 2003 based on share numbers received by Cognizant from its transfer agent (American Stock Transfer and Trust Company) as of the close of business February 20, 2003, which indicated that the Class B common stock represented less than 35% ownership represented by the aggregate number of shares of Cognizant common stock then outstanding. Accordingly, as of February 21, 2003, there are no shares of Class B common stock outstanding.

     On March 5, 2003, the Board of Directors declared a 3-for-1 stock split effected by a 200% stock dividend payable on April 1, 2003 to stockholders of record on March 19, 2003. Pro forma unaudited earnings per share reflective of the stock split have been presented in Cognizant's Consolidated Statement of Operations. The historical share and per share amounts in the consolidated financial statements have not been restated to reflect the 3-for-1 stock split. Such amounts will be restated on the effective date of the stock dividend.

     The Company provides the IT services it offers using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland. The Company markets and sells its technology consulting services directly through its professional staff, senior management and sales personnel. The Company operates out of its Teaneck, New Jersey headquarters and its regional and international offices. The number of customers for whom the Company has provided services has grown from 90 customers in 2000 to 100 customers in 2001; and to 115 customers in 2002. The Company's customers include:

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

ACQUISITIONS

     On June 30, 2002, the Company acquired the assets of UnitedHealthcare Ireland Limited ("UHCI"), a subsidiary of UnitedHealth Group. UHCI previously provided, and will continue to provide through Cognizant Technology Solutions Ireland Limited ("CTS Ireland"), application development and maintenance services, using the existing staff of approximately 70 software professionals. This acquisition is designed to enable the Company to provide a wide range of services to the Company's clients in Europe and worldwide and represents the initial implementation of the Company's previously announced international expansion strategy.

     Additionally, on October 29, 2002, the Company completed the transfer of Silverline Technologies, Inc.'s practice, which serviced a major financial services company to the Company. Under the terms of the transfer, the Company will provide application design, development and maintenance services to such major financial services company through an acquired workforce of approximately three hundred IT and support professionals located primarily in the United States and India.

INDUSTRY BACKGROUND

     Many companies today face intense competitive pressure and rapidly changing market dynamics. In addition, the evolution of technology and the commercialization of the Internet have contributed to the rapid change in the business environment. In response to these challenges, many companies are focused on improving productivity, increasing service levels, lowering costs and accelerating delivery times. In order to achieve these goals, companies are implementing a broad range of technologies, such as,

     o    e-business and e-commerce applications;

     o    data warehousing;

     o    customer and supply chain management; and

     o    middleware/enterprise application integration.

     These technologies facilitate faster, more responsive, lower-cost business operations. However, their development, integration and on-going maintenance present major challenges and require a large number of highly skilled professionals trained in many diverse technologies. In addition, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy IT systems and to address application maintenance projects. Increasingly, companies are relying on custom IT solutions providers, such as Cognizant, to provide these services.

     In order to respond effectively to a changing and challenging business environment, IT departments of many companies have focused increasingly on improving returns on IT investments, lowering costs and accelerating the delivery of new systems and solutions. To accomplish these objectives, many IT departments have shifted all or a portion of their IT development, integration and maintenance requirements to outside service providers. This outsourcing enables companies to eliminate or reduce the large in-house IT staffs otherwise required to evaluate, implement and manage IT initiatives, thereby reducing the present and future investments required to maintain and continually train a technical staff. In order to achieve greater cost savings and to increase delivery times, companies are increasingly turning to IT services providers operating with on-site/offshore business models.

     Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers which can successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. The effective use of offshore personnel can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and more flexible scheduling. Certain developing countries, particularly India, have a large talent pool of highly qualified technical professionals that can provide high quality IT services at a lower cost. India is a leader in IT services and is regarded as having one of the largest pools of IT talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, integration and maintenance. India's services and software exports have grown from $5.2 billion for the fiscal year ended March 31, 2001 to $6.0 billion for the fiscal year ended March 31, 2002, as estimated by the National Association of Software and Services Companies (NASSCOM) in India (converted from rupees to U.S. dollars at the respective year-end noon-buying rates announced by the New York Federal Reserve Bank). This represents a 15% growth over the prior period. NASSCOM has projected India's services and software exports to grow at a rate of approximately 22% for fiscal year 2002-03.

     Using an offshore workforce to provide value-added services presents a number of challenges to IT service providers. The offshore implementation of value-added IT services requires that IT service providers continually and effectively attract, train and retain highly skilled software development professionals with the advanced technical skills necessary to keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. These skills are necessary to design, develop and deploy high-quality technology solutions in a cost-effective and timely manner. In addition, IT service providers must have the methodologies, processes and communications capabilities to enable offshore workforces to be successfully integrated with on-site personnel. Service providers must also have strong research and development capabilities, technology competency centers and relationship management skills in order to compete effectively.

THE COGNIZANT SOLUTION

     Cognizant believes that it has developed an effective integrated on-site/offshore business model, and that this business model will be a critical element of Cognizant's continued growth. To support this business model, at December 31, 2002, Cognizant employed over 3,900 programmers in India and over 5,400 globally. Cognizant has also established facilities, technology and communications infrastructure in order to support its business model. By basing certain technical operations in India, Cognizant has access to a large pool of skilled, English-speaking IT professionals. These IT professionals provide high quality services to Cognizant's customers at costs significantly lower than services sourced exclusively in developed countries. Cognizant's strengths, which Cognizant believes differentiate it from other IT service providers, include the following:

     ESTABLISHED AND SCALABLE PROPRIETARY PROCESSES. Cognizant has developed proprietary methodologies for integrating on-site and offshore teams to facilitate cost-effective, on-time delivery of high-quality projects. These methodologies comprise Cognizant's proprietary Q*VIEW software engineering process, which is available to all on-site and offshore programmers. Cognizant uses this ISO 9000 certified process to define and implement projects from the design, development and deployment stages through to on-going application maintenance. For most projects, Q*VIEW is used as part of an initial assessment that allows Cognizant to define the scope and risks of the project and subdivide the project into smaller phases with frequent deliverables and feedback from customers. Cognizant also uses its Q*VIEW process to detect, mitigate and correct possible quality defects and to establish appropriate contingencies for each project. In order to ensure implementation of the quality process, Cognizant assigns a quality facilitator to each project who reports to a centralized quality assurance and software engineering group. This group performs, on a sample basis, quality audits, deliverables verifications, metrics collection and analysis, which are used to improve processes and methodologies. These processes and methodologies have proven to be scalable, as Cognizant has significantly increased the number of offshore development centers, customers and projects. In addition, all of Cognizant's principal development centers have been assessed by KPMG at Level 5 (the highest possible rating) of the Capability Maturity Model of the Software Engineering Institute at Carnegie Mellon University, which is a widely recognized means of measuring the quality and maturity of an organization's software development and maintenance processes.

     HIGHLY SKILLED WORKFORCE. Cognizant's managers and senior technical personnel provide in-depth project management expertise to customers. To maintain this level of expertise, Cognizant has placed significant emphasis on recruiting and training its workforce of highly skilled professionals. Cognizant has over 350 project managers and senior technical personnel around the world, many of whom have significant work experience in the United States and Europe. Cognizant also maintains programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. Cognizant provides five months of combined classroom and on-the-job training to newly hired programmers, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of Cognizant's professional staff. Cognizant was recently assessed at Level 5 (the highest possible rating) of the People Capability Maturity Model (P-CMM) version 2.0.

     RESEARCH AND DEVELOPMENT AND COMPETENCY CENTERS. Cognizant has project experience and expertise across multiple architectures and technologies, and makes significant investments in its competency centers and in research and development to keep abreast of the latest technology developments. Most of Cognizant's programmers are trained in multiple technologies and architectures. As a result, Cognizant is able to react to customers' needs quickly and efficiently redeploy programmers to different technologies. In order to develop and maintain this flexibility, Cognizant has made a substantial investment in its competency centers where the experience gained from particular projects and research and development efforts is leveraged across the entire company. In addition, through its investment in research and development activities and the continuing education of its technical personnel, Cognizant enlarges its knowledge base and develops the necessary skills to keep pace with emerging technologies. Cognizant believes that its ability to work in new technologies allows it to foster long-term relationships by having the capacity to continually address the needs of both existing and new customers.

     WELL-DEVELOPED INFRASTRUCTURE. Cognizant's extensive facilities, technology and communications infrastructure facilitate the seamless integration of its on-site and offshore workforces. This is accomplished by permitting team members in different locations to access common project information and to work directly on customer projects. This infrastructure allows for:

          o    rapid completion of projects;

          o    highest level of quality;

          o    off-peak use of customers' technological resources; and

          o real-time access to project information by the on-site account manager or the customer.

     International time differences enable Cognizant's offshore teams located in India to access a customer's computing facilities located in the United States and Europe during off-peak hours. This ability to perform services during off-peak hours enables Cognizant to complete projects more rapidly and does not require Cognizant's customers to invest in duplicative hardware and software. In addition, for large projects with short time frames, Cognizant's offshore facilities allow for parallel processing of various development phases to accelerate delivery time. In addition, Cognizant can deliver services more rapidly than some competitors without an offshore labor pool because Cognizant's lower labor costs enable it to cost-effectively assign more professionals to a project.

BUSINESS STRATEGIES

     Cognizant's objectives are to maximize stockholder value and enhance Cognizant's position as a leading provider of custom IT design, development, integration and maintenance services. Cognizant implements the following core strategies to achieve these objectives:

     FURTHER DEVELOP LONG-TERM CUSTOMER RELATIONSHIPS. Cognizant has strong long-term strategic relationships with its customers and business partners.
Cognizant seeks to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with its customers' chief information officers, or other IT decision makers, by offering a wide array of cost-effective high quality services. Over 80% of Cognizant's revenues in the year ended December 31, 2002 were derived from customers who had been using Cognizant's services for one year or more. Cognizant also seeks to leverage its experience with a customer's IT systems into new business opportunities. Knowledge of a customer's IT systems gained during the performance of application maintenance services, for example, may provide Cognizant with a competitive advantage in securing additional development and maintenance projects from that customer.

     EXPAND SERVICE OFFERINGS AND SOLUTIONS. Cognizant has several teams dedicated to developing new, high value services. These teams collaborate with customers to develop these services. For example, Cognizant is currently developing new solutions for IT systems portfolio analysis, program management, technology architecture and strategy, systems testing, legacy restoration and digital security and forensics. In addition, Cognizant invests in internal research and development and promotes knowledge building and sharing across the organization in order to promote the development of new services and solutions that it can offer to customers. Furthermore, Cognizant continues to enhance its capabilities and service offerings in the areas of Customer Relationship Management, or CRM, and Enterprise Resource Planning, or ERP. Cognizant believes that the continued expansion of its service offerings will reduce its reliance on any one technology initiative and will help foster long-term relationships with customers by allowing Cognizant to serve the needs of its customers better.

     ENHANCE PROCESSES, METHODOLOGIES AND PRODUCTIVITY TOOLSETS. Cognizant is committed to improving and enhancing its proprietary Q*VIEW software engineering process and other methodologies and toolsets. In light of the rapid evolution of technology, Cognizant believes that continued investment in research and development is critical to its continued success. Cognizant is constantly designing and developing additional productivity software tools to automate testing processes and improve project estimation and risk assessment techniques. In addition, Cognizant uses groupware technology to share project experience and best practice methodologies across the organization with the objective of improving productivity.

     EXPAND DOMESTIC AND INTERNATIONAL GEOGRAPHIC PRESENCE. As Cognizant expands its customer base, it plans to open additional sales and marketing offices in the United States and internationally. It is expected that this expansion will facilitate sales and service to existing and new customers. Cognizant has established sales and marketing offices in Atlanta, Chicago, Dallas, Minneapolis, Los Angeles, San Francisco and in Teaneck, New Jersey. In addition, Cognizant has been pursuing market opportunities in Europe through its London office, which was established in the beginning of 1998, and its recently acquired development center in Limerick, Ireland.

     PURSUE SELECTIVE STRATEGIC ACQUISITIONS, JOINT VENTURES AND STRATEGIC ALLIANCES. Cognizant believes that opportunities exist in the fragmented IT services market to expand its business through selective strategic acquisitions, joint ventures and strategic alliances. Cognizant believes that acquisition and joint venture candidates may enable it to expand its geographic presence and its capabilities more rapidly, especially in the European market, as well as accelerate its entry into areas of new technology. In addition, through its working relationships with independent software vendors Cognizant obtains projects using the detailed knowledge it gains in connection with a joint development process. Finally, Cognizant will strategically partner with select IT service firms that offer complementary services in order to best meet the requirements of its customers.

SERVICES

     Cognizant provides a broad range of IT services, including:


Service                            Summary Description of Service Offerings
--------                           ----------------------------------------

Application Design, Development,   Define customer requirements, write
Integration and Re-engineering     specifications and design, develop, test and
                                   integrate software across multiple platforms including Internet technologies. Modify and test applications to enable systems to function in new operating environments.

Application Maintenance             Support some or all of a customer's
                                    applications ensuring that systems remain operational and responsive to changing user requirements, and to provide on-going enhancement as required by the customer.

     Cognizant uses its Q*VIEW  software  engineering  process,  its on-site and
offshore  business  model  and  well-developed   technology  and  communications
infrastructure to deliver these services.

     APPLICATION DEVELOPMENT, INTEGRATION AND RE-ENGINEERING SERVICES. Cognizant follows either of two alternative approaches to application development and integration:

          o full life-cycle application development, in which Cognizant assumes start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

          o cooperative development, in which Cognizant employees work with a customer's in- house IT personnel to jointly analyze, design, implement, test and integrate new systems.

     In both cases, Cognizant's on-site team members work closely with the end-users of the application to define requirements and develop specifications. Detailed design, implementation and testing are generally performed offshore at Cognizant's ten IT development centers located in India, as well its development center in Limerick, Ireland. In addition, Cognizant maintains an on-site presence at each customer location in order to address evolving customer needs and resulting changes to the project.

     A key part of Cognizant's application development and integration offering is a suite of services to help organizations build and integrate business applications with the rest of their operations. In this suite of services, Cognizant leverages its skills in business application development and enterprise application integration to build sophisticated business applications and to integrate these new applications and websites with client server and legacy systems. Cognizant builds and deploys robust, scalable and extensible architectures for use in a wide range of industries. Cognizant maintains competency centers specializing in Microsoft, IBM and

Sun, among others, in order to be able to provide application development and integration services to a broad spectrum of customers.

     Cognizant's re-engineering service offerings assist customers migrating from systems based on legacy computing environments to newer, open systems-based platforms and client/server architectures, often in response to the more stringent demands of business. Cognizant's re-engineering tools automate many of the processes required to implement advanced client/server technologies. Cognizant believes that this automation substantially reduces the time and cost to perform re-engineering services, savings that benefit both Cognizant and its customers. These tools also enable Cognizant to perform source code analysis and to re-design target databases and convert certain programming languages. If necessary, Cognizant's programmers also help customers re-design and convert user interfaces.

     APPLICATION MAINTENANCE SERVICES. Cognizant provides services to help ensure that a customer's core operational systems are free of defects and responsive to the customer's changing needs. As part of this process, Cognizant is often able to introduce product and process enhancements and improve service levels to customers requesting modifications and on-going support.

     Cognizant's on-site/offshore business model enables Cognizant to provide a range of rapid response and cost-effective support services to its customers. Cognizant's on-site team members often provide help-desk services at the customer's facility. These team members typically carry pagers in the event of an emergency service request and are available to quickly resolve customer problems from remote locations. In the case of more complex maintenance services, including modifications, enhancements and documentation, which typically have longer turnaround times, Cognizant takes full advantage of its offshore resources to develop solutions more cost-effectively than would be possible relying on higher cost local professionals. The services provided by Cognizant's offshore team members are delivered to customers using satellite and fiber-optic telecommunications.

     As part of Cognizant's application maintenance services, it assists customers in renovating their core systems to meet the requirements imposed by new regulations, new standards or other external events. These services include, or have previously included, Year 2000 compliance, Eurocurrency compliance, decimalization within the securities industry and compliance with the Health Insurance Portability and Accountability Act for the healthcare industry.

     Application maintenance service contracts are usually long term in nature and, at times, can include an element of application development (See Note 2 to the Consolidated Financial Statements).

     Cognizant seeks to anticipate the operational environment of customer's IT systems as it designs and develops such systems. Cognizant also offers diagnostic services to customers to assist them in identifying shortcomings in their IT systems and optimizing the performance of their systems.

SALES AND MARKETING

     Cognizant markets and sells its services directly through its professional staff, senior management and direct sales personnel operating out of its Teaneck, New Jersey headquarters and its business development offices in Atlanta, Chicago, Dallas, Minneapolis, Los Angeles, San Francisco and London. Cognizant manages its business and results of operations on a geographic basis. At December 31, 2002, Cognizant had approximately 21 direct sales persons and 68 account managers. The sales and marketing group works with Cognizant's technical team as the sales process moves closer to the customer's selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

          o    define  the  scope,   deliverables,   assumptions  and  execution
               strategies for a proposed project;

          o    develop project estimates;

          o    prepare pricing and margin analyses; and

          o    finalize sales proposals.

     Management reviews and approves proposals, which are then presented to the prospective customer. Cognizant sales and account management personnel remain actively involved in the project through the execution phase. Cognizant focuses its marketing efforts on businesses with intensive information processing needs. Cognizant maintains a prospect/customer database that is continuously updated and used throughout the sales cycle from prospect qualification to close. As a result of this marketing system, Cognizant pre-qualifies sales opportunities, and direct sales representatives are able to minimize the time spent on prospect qualification. In addition, substantial emphasis is placed on customer retention and expansion of services provided to existing customers. In this regard, Cognizant's account managers play an important marketing role by leveraging their ongoing relationship with the customer to identify opportunities to expand and diversify the type of services provided to that customer.

CUSTOMERS

     The number of customers served by Cognizant has increased significantly in recent years. Cognizant provided services to 90 customers in 2000; 100 customers in 2001; and 115 customers in 2002.

     For the year ended December 31, 2002, Cognizant derived its revenues from the following industries: 34% from financial related services, 24% from healthcare services, 17% from retail, manufacturing and logistics and 14% from information services. The remaining portions of Cognizant's revenues were derived from strategic alliances and other sources.

Cognizant dedicates a number of its employees to each of the major industries it services to better serve its customers.

     Cognizant provides services either on a time-and-material basis or on the basis of an agreed fixed bid. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use Cognizant's services in a subsequent year.

         Presented in the table below is additional information about Cognizant's customers.

                                                         Year ended December 31,

                                                            2000   2001   2002
                                                            ----   ----    ----

Percent of revenues from top five customers, including IMS   40%    35%    38%
Percent of revenues from top ten customers, including IMS    59%    53%    54%
Percent of revenues from IMS Health and current subsidiaries 10%    11%     9%
Application development services as a percent of revenues    46%    43%    43%
Application maintenance services as a percent of revenues    47%    52%    57%
Revenues under fixed-bid contracts as a percent of revenues  15%    24%    25%

     For the year ended December 31, 2002, Cognizant derived 9% of its revenues from IMS Health, 13% of its revenues from other companies formerly affiliated with The Dun & Bradstreet Corporation, and 78% of its revenues from companies never affiliated with The Dun & Bradstreet Corporation.

COMPETITION

     The intensely competitive IT services market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

          o    systems integration firms;

          o    contract programming companies;

          o    application software companies;

          o    Internet solutions providers;

          o    the professional services groups of computer equipment companies;
               and

          o    facilities management and outsourcing companies.

     Cognizant's most direct competitors include, among others, WIPRO Ltd. and Infosys Technologies Limited, which utilize an integrated on-site/offshore business model comparable to that used by Cognizant. Cognizant also competes with large IT service providers with greater resources, such as Accenture Ltd., Electronic Data Systems Corporation and IBM Global Services, who have announced their intentions to develop more offshore capabilities to lower their cost structure. In addition, Cognizant competes with numerous smaller local companies in the various geographic markets in which Cognizant operates.

     Many of Cognizant's competitors have significantly greater financial, technical and marketing resources and greater name recognition than does
Cognizant. The principal competitive factors affecting the markets for Cognizant's services include:

          o    performance and reliability;

          o    quality of technical support, training and services;

          o    responsiveness to customer needs;

          o    reputation, experience and financial stability; and

          o    competitive pricing of services.

          Cognizant relies on the following to compete effectively:

          o    a well developed recruiting, training and retention model;

          o    a successful service delivery model;

          o    a broad referral base;

          o    continual   investment  in  process   improvement  and  knowledge
               capture;

          o    investment in research and development;

          o continued focus on responsiveness to customer needs, quality of services, competitive; and

          o    prices, project management capabilities and technical expertise.

INTELLECTUAL PROPERTY

     Cognizant's intellectual property rights are important to its business. Cognizant presently holds no patents or registered copyrights. Instead, Cognizant relies on a combination of intellectual property laws, trade secrets, confidentiality procedures and contractual provisions to protect its intellectual property. Cognizant requires its employees, independent contractors, vendors and customers to enter into written confidentiality agreements upon the commencement of their relationships with Cognizant. These agreements generally provide that any confidential or proprietary information developed by Cognizant or on its behalf be kept confidential. In addition, when Cognizant discloses any confidential or proprietary information to third parties, it routinely requires those third parties to agree in writing to keep that information confidential.

     A portion of Cognizant's business involves the development for customers of highly complex information technology software applications and other technology deliverables. This intellectual property includes written specifications and documentation in connection with specific customer engagements. Cognizant's customers usually own the intellectual property in the software Cognizant develops for them.

     Pursuant to a license agreement with IMS Health, all rights to the "Cognizant" name and certain related trade and service marks were transferred to Cognizant in July 1998. As of December 31, 2002, Cognizant held three registered trademarks in the United States and four pending trademark applications in India.

EMPLOYEES

     At December 31, 2002, Cognizant employed approximately 1,425 persons on a full-time basis in its North American headquarters and satellite offices and on-site North American customer locations. Cognizant also employed approximately 240 persons on a full-time basis in its European satellite offices and on-site European customer locations, principally in the United Kingdom and Ireland, and approximately 4,500 persons on a full-time basis in its offshore IT development centers in India. None of Cognizant's employees are subject to a collective bargaining arrangement. Cognizant considers its relations with its employees to be good.

     Cognizant's future success depends to a significant extent on its ability to attract, train and retain highly skilled IT development professionals. In particular, Cognizant needs to attract, train and retain project managers, programmers and other senior technical personnel. Cognizant believes there is a shortage of, and significant competition for, IT development professionals in the United States and in India with the advanced technological skills necessary to perform the services Cognizant offers. Cognizant has an active recruitment program in India, and has developed a recruiting system and database that facilitates the rapid identification of skilled candidates. During the course of the year, Cognizant conducts extensive recruiting efforts at premier colleges and technical schools in India. Cognizant evaluates candidates based on academic performance, the results of a written aptitude test measuring problem-solving skills and a technical interview. In addition, Cognizant has an active lateral recruiting program. A substantial majority of the personnel on most on-site teams and virtually all the personnel staffed on offshore teams is comprised of Indian nationals.

     Cognizant's senior project managers are hired from leading consulting firms in the United States and India. Cognizant's senior management and most of its project managers have experience working in the United States and Europe. This enhances Cognizant's ability to attract and retain other professionals with experience in the United States. Cognizant has also adopted a career and education management program to define its employees' objectives and career plans. Cognizant has implemented an intensive orientation and training program to introduce new employees to the Q*VIEW software engineering process and Cognizant's services.

AVAILABLE INFORMATION

     Cognizant makes available the following public filings with the Securities and Exchange Commission (the "SEC") free of charge through its website at www.cognizant.com as soon as reasonably practicable after they are filed with the SEC:

          o    its Annual Reports on Form 10-K and any amendments thereto;

          o    its Quarterly  Reports on Form 10-Q and any  amendments  thereto;
               and

          o    its Current Reports on Form 8-K and any amendments thereto.

No information on Cognizant's Internet website is incorporated by reference into this Form 10-K or any other public filing made by Cognizant with the SEC.

ITEM 2. PROPERTIES

     Cognizant has recently completed construction of two fully-owned state-of-the-art development centers containing approximately 250,000 square feet of space in the Indian cities of Calcutta and Pune, and expects construction of a third state-of-the-art development center in Chennai, India containing approximately 370,000 square feet to be completed in 2003. Each of these development centers will contain up-to-date technology infrastructure and communications capabilities. These three facilities will be able to accommodate approximately 6,000 employees in total. Cognizant believes that these new facilities will provide Cognizant with an advantage in recruiting new employees and in retaining customers.

     Cognizant operates out of its Teaneck, New Jersey headquarters and its regional and international offices. Cognizant believes that its current facilities are adequate to support its existing operations. Cognizant also believes that it will be able to obtain suitable additional facilities on commercially reasonable terms on an "as needed" basis.

     The Company occupies the following properties:




                     Approximate Area
    Location           (in sq. feet)         Use                   Nature of Occupancy
-------------------------------------------------------------------------------------------------------

Bangalore, India          25,849         Software Development       Multiple leases expiring 04/30/05
                                         Facility                   - 06/30/06 with renewal options

Bangalore, India          35,475         Software Development       Lease expires 10/31/11 with
                                         Facility                   renewal options

Chennai, India            96,002         Software Development       Multiple leases expiring 06/30/03
                                         Facility                   - 11/30/04 with renewal options

Chennai, India            15,536         Software Development       Multiple leases expiring 1/31/06 -
                                         Facility                   4/30/06 with renewal options



                     Approximate Area
    Location           (in sq. feet)         Use                   Nature of Occupancy
-------------------------------------------------------------------------------------------------------

Chennai, India            43,350         Software Development       Multiple leases expiring 8/31/04
                                         Facility                   -03/14/06 with renewal options

Chennai, India            35,126         Software Development       Multiple leases expiring 4/30/06
                                         Facility                   with renewal options

Chennai, India            33,688         Software Development       Lease expires 12/15/06 with
                                         Facility                   renewal options

Chennai, India           397,440         Software Development       Owned
                                         Facility

Pune, India              172,800         Software Development       Owned
                                         Facility

Calcutta, India          129,600         Software Development       Owned
                                         Facility

Calcutta, India           13,928         Software Development       Lease expires 04/30/03 with a
                                         Facility                   renewal option

Calcutta, India            9,296         Software Development       Lease expiring 01/31/03 with a
                                         Facility                   renewal option

Calcutta, India            4,000         Software Development       Multiple leases expiring 01/15/04
                                         Facility                   -04/30/05 with renewal options

Hyderabad, India          40,640         Software Development       Multiple leases expiring 01/31/03
                                         Facility                   - 12/31/08

Teaneck, New Jersey       24,745         Executive and Business     Multiple leases expiring 09/30/05
                                         Development Office         - 12/30/10

Atlanta, Georgia             957         Business Development       Lease expires 9/14/03
                                         Office

Chicago, Illinois          5,113         Business Development       Lease expires 7/31/05
                                         Office

Dallas, Texas                836         Business Development       Lease expires 3/31/03
                                         Office

Los Angeles, California    1,018         Business Development       Lease expires 5/31/03
                                         Office

Minneapolis, Minnesota       766         Business Development       Lease expires 6/30/03
                                         Office

San Ramon, California      5,670         Business Development       Multiple leases expiring 10/15/06
                                         Office



                     Approximate Area
    Location           (in sq. feet)         Use                   Nature of Occupancy
-------------------------------------------------------------------------------------------------------

Phoenix, Arizona          15,953         Software Development       Lease on Month to Month basis
                                         Facility

Toronto, Canada              200         Business Development       Lease on Month to Month basis
                                         Office

Frankfurt, Germany            66         Business Development       Lease expires 03/31/07
                                         Office

Limerick, Ireland         10,495         Software Development       Multiple leases expiring 03/27/23 -
                                         Facility                   05/31/32

London, England            2,080         Business Development       Multiple leases expiring 9/28/04
                                         Office                     and month-to-month

Zurich, Switzerland          102         Business Development       Lease expires 11/30/03
                                         Office

Singapore                    200         Business Development       Lease expires 09/30/03
                                         Office

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on its quarterly or annual operating results, cash flows or consolidated financial position.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     Subsequent to the end of the fiscal year, on January 7, 2003, the Board of Directors, and IMS Health, the holder on such date of approximately 55% of the Company's outstanding common stock and approximately 93% of the combined voting power of the Company's outstanding common stock, by written consent in lieu of a special stockholders meeting, approved the amendment and restatement of Cognizant's Amended and Restated Certificate of Incorporation. As of January 7, 2003, 9,129,438 shares of Cognizant's Class A common stock and 11,290,900 shares of Cognizant's Class B common stock were issued and outstanding. Each share of Cognizant's Class A common stock entitles its holder to one vote on each matter submitted to the stockholders and each share of Cognizant's Class B common stock entitled its holder to ten votes on each matter submitted to the stockholders. Because IMS Health, which held in excess of a majority of the voting power of Cognizant's outstanding common stock as of the date of such stockholder action, approved the foregoing amendment and restatement of the certificate of incorporation by written consent, no other stockholder consents were solicited in connection with the stockholder action. In compliance with Delaware law, notice of such stockholder action was sent to all non-consenting stockholders on January 17, 2003. The material terms of the amendments to the Amended and Restated Certificate of Incorporation are summarized in Item 5 below. For complete information, you should read the full text of the

Restated Certificate of Incorporation, which has been filed with the SEC as an exhibit to the Company's Current Report of Form 8-K dated February 13, 2003. The Restated Certificate of Incorporation is incorporated by reference into this Annual Report on Form 10-K. The approved amendments were effected on February 7, 2003 upon the filing of the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to June 1998, there was no established market for the Company's Class B common stock. Since June 19, 1998, the Class A common stock has traded on the Nasdaq National Market ("NNM") under the symbol "CTSH". Cognizant Class B common stock is not listed on a stock exchange and does not trade.

     Prior to February 13, 2003, all of the issued and outstanding shares of Class B common stock were held by IMS Health. On February 13, 2003, IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 11,290,900 shares) in an exchange offer to its stockholders. IMS Health distributed 0.309 shares of Cognizant Class B common stock to its stockholders for every one share of IMS Health's common stock tendered. As of February 21, 2003, pursuant to Cognizant's Restated Certificate of Incorporation, all of the shares of Class B common stock automatically converted into shares of Class A common stock. According to Cognizant's Restated Certificate of Incorporation, if at any time the outstanding shares of Cognizant Class B common stock ceased to represent at least 35% of the economic ownership represented by the aggregate number of shares of Cognizant common stock then outstanding, each share of Cognizant Class B common stock shall automatically convert into one share of Class A common stock. This automatic conversion occurred on February 21, 2003 based on share numbers received by Cognizant from its transfer agent (American Stock Transfer and Trust Company) as of the close of business February 20, 2003, which indicated that the Class B common stock represented less than 35% ownership represented by the aggregate number of shares of Cognizant common stock then outstanding. Accordingly, as of February 21, 2003, there are no shares of Class B common stock outstanding.

     The following table describes the per share range of high and low sale prices for shares of Cognizant Class A common stock, as listed for quotation on the NNM, and the quarterly cash dividends per share for the periods indicated.


                                                            Cash Dividend
               Quarter Ended           High         Low       Per Share
 -----------------------------------  ------      ------  -----------------
 March 31, 2001.....................  $50.25      $28.38        $0.00
 June 30, 2001......................  $46.25      $31.48        $0.00
 September 30, 2001.................  $45.55      $20.94        $0.00
 December 31, 2001..................  $45.10      $20.00        $0.00
 March 31, 2002.....................  $42.10      $33.01        $0.00
 June 30, 2002......................  $54.22      $37.71        $0.00
 September 30, 2002.................  $63.68      $48.47        $0.00
 December 31, 2002..................  $75.66      $48.00        $0.00

     As of March 3, 2003, the approximate number of holders of record of the Class A common stock was 28 and the approximate number of beneficial holders of the Class A common stock was 29,950.

     The Company has never declared or paid cash dividends on its Class A or Class B common stock. The Company currently intends to retain any future earnings to finance the growth of the business and, therefore, does not currently anticipate paying any cash dividends in the foreseeable future.

AMENDMENTS TO COGNIZANT'S CERTIFICATE OF INCORPORATION

     In  connection  with the  exchange  offer,  IMS  Health  executed a written consent in lieu of a special stockholders meeting to approve amendments to Cognizant's certificate of incorporation that included the provisions described below and became effective following consummation of the exchange offer. The material terms of these amendments are summarized below. For complete information, you should read the full text of the Restated Certificate of Incorporation, which has been filed with the SEC as an exhibit to the Company's Current Report of Form 8-K dated February 13, 2003. The Restated Certificate of Incorporation is incorporated by reference into this Annual Report on Form 10-K.

EFFECTS OF THE AMENDMENTS

     The exchange offer may make it easier for a single person or group of related persons to gain control over Cognizant. Because IMS Health held approximately 55% of Cognizant's outstanding common stock, constituting approximately 93% of the combined voting power of Cognizant's common stock, it was impossible for a person other than IMS Health to gain control of Cognizant without IMS Health's consent. Following the exchange offer, however, the new holders of Cognizant's common stock have the ability to elect Cognizant's entire Board of Directors. Accordingly, a person or group of related persons could gain control of Cognizant by acquiring a majority of the outstanding common stock, or the votes represented by those shares. In addition, the control position that IMS Health had in matters voted on by Cognizant stockholders were eliminated as a result of the exchange offer. Eliminating IMS Health as holder of approximately 55% of Cognizant's outstanding common stock, constituting approximately 93% of the combined voting power of Cognizant's common stock, as a result of the exchange offer could increase Cognizant's vulnerability to an unsolicited takeover proposal. The charter amendments, together with the by-law amendments and Cognizant's stockholders' rights plan will make it more difficult for a potential acquirer of Cognizant to take advantage of Cognizant's new capital structure in acquiring Cognizant by means of a transaction that is not negotiated with Cognizant's Board of Directors.

     CLASSIFIED BOARD

     Cognizant's certificate of incorporation was amended to provide for a classified Board of Directors, also known as a staggered board. The Board of Directors, other than those directors who may be elected by the holders of Cognizant's preferred stock, will be divided into three classes of directors effective as of the first annual meeting of stockholders following the completion of the exchange offer.

     Cognizant's directors will be elected to three separate classes at Cognizant's next annual meeting, as follows:

     o two "Class I Directors" will be elected at Cognizant's next annual meeting to serve for a term expiring at the first annual meeting of stockholders to be held following that meeting;

     o two "Class II Directors" will be elected at Cognizant's next annual meeting to serve for a term expiring at the second annual meeting of stockholders to be held following that meeting; and

     o two "Class III Directors" will be elected at Cognizant's next annual meeting to serve for a term expiring at the third annual meeting of stockholders to be held following that meeting.

     At each annual meeting following Cognizant's next annual meeting, only directors of the class whose term is expiring that year will be required to stand for election, and upon election each director will serve a three-year term. Any newly created directorship that results from an increase in the number of directors and any vacancy occurring in the Board of Directors can be filled only by a majority of the directors then in office. No change may have the effect of removing any director from office. Upon any change in the authorized number of directors, the total number of directors will be allocated as evenly as possible among the three classes, provided that the term of office may not be shortened for any incumbent director. Any director elected to fill a vacancy not resulting from an increase in the number of directors will have the same remaining term as that of his or her predecessor. Any director elected to fill a newly created directorship resulting from an increase in the size of any class will have the same remaining term as the other directors of that class.

     Cognizant's certificate of incorporation provides that directors can be removed only by the affirmative vote of at least 80% in voting power of all outstanding shares of Cognizant common stock entitled to vote generally in the election of directors. In addition, following Cognizant's next annual meeting and the implementation of the classified Board of Directors, directors may be removed only for cause.

     BOARD SIZE

     Cognizant's certificate of incorporation was amended to provide that the number of Cognizant's directors will be not less than three and that the exact number of directors will be fixed from time to time by a majority of Cognizant's Board of Directors. The Board of Directors set the number of directors at six, which was effective immediately following consummation of the exchange offer.

     STOCKHOLDERS MAY NOT ACT BY WRITTEN CONSENT

     Unless otherwise provided in a company's certificate of incorporation, Delaware law permits any action required or permitted to be taken by stockholders of a company at a meeting to be taken without notice, without a meeting and without a stockholder vote if a written consent setting forth the action to be taken is signed by the holders of shares of outstanding stock having the requisite number of votes that would be necessary to authorize the action at a meeting of stockholders at which all shares entitled to vote were present and voted. Cognizant's Restated

Certificate  of  Incorporation  and Amended and  Restated  By-laws  require that
stockholder   action  be  taken  only  at  an  annual  or  special   meeting  of
stockholders, and prohibits stockholder action by written consent.

     STOCKHOLDERS MAY NOT CALL A SPECIAL MEETING

     Upon the consummation of the exchange offer, Cognizant's certificate of incorporation was amended, and conforming changes were made to Cognizant's by-laws, to prohibit stockholders from calling a special meeting, to provide that a special meeting of the stockholders may be called only by the chief executive officer of Cognizant or Cognizant's Board of Directors, and to require that business transacted at any special meeting be limited to the purpose stated in the notice of the meeting.

     SUPERMAJORITY APPROVAL REQUIREMENTS

     Prior to the exchange offer, in addition to approval by Cognizant's Board of Directors, the approval of the holders of a majority in voting power of Cognizant's outstanding shares of stock entitled to vote was required to amend any provision of Cognizant's certificate of incorporation. Delaware law permits a company to include provisions in its certificate of incorporation that require a greater vote than the vote otherwise required by law for any corporate action. Upon completion of the exchange offer, Cognizant's certificate of incorporation was amended to require the affirmative vote of the holders of at least 80% in voting power of the outstanding shares of Cognizant entitled to vote generally in the election of directors, voting together as a single class, to amend, alter, change, add to or repeal specified provisions of Cognizant's certificate of incorporation and any provision of the by-laws. The provisions in Cognizant's certificate of incorporation affected by this amendment are:

     o the provisions concerning the classified board, the size of the board and the filling of board vacancies and newly created directorships;

     o the provision concerning the inability of Cognizant's stockholders to call special meetings;

     o the provision concerning the inability of Cognizant's stockholders to act by written consent; and

     o the provisions concerning the ability of Cognizant's stockholders to amend, alter, change, add to or repeal the foregoing provisions of the certificate of incorporation or the by-laws.

     This supermajority voting requirement may discourage or deter a person from attempting to obtain control of Cognizant by making it more difficult to amend Cognizant's by-laws, whether to eliminate provisions that have an anti-takeover effect or those that protect the interests of minority stockholders. This supermajority voting amendment permits a minority of Cognizant's stockholders to block an attempt by its stockholders to amend or repeal its by-laws.

AMENDMENTS TO COGNIZANT'S BY-LAWS

     In connection with the exchange offer, Cognizant's Board of Directors also approved amendments to Cognizant's by-laws, which became effective following completion of the exchange offer. The material terms of these amendments are summarized below. For complete information, you should read the full text of the Amended and Restated By-laws, which has been filed with the SEC as an exhibit to the Company's Current Report of Form 8-K dated February 13, 2003. The Amended and Restated By-laws are incorporated by reference into this Annual Report on Form 10-K.

     Cognizant's Amended and Restated By-laws require that, at any annual or special meeting of stockholders, the only nominations of persons for election to the Board of Directors and proposals of business to be considered will be the nominations made or proposals of business brought before the meeting:

     o    pursuant to Cognizant's notice of meeting;

     o    by or at the direction of the Board of Directors; and

     o by a stockholder of Cognizant who was a stockholder of record of Cognizant at the time of the delivery of the notice provided for in the Amended and Restated By-laws, who is entitled to vote at the meeting and who complies with the notice procedures set forth in the by-laws.

     These amendments may preclude nominations or the conduct of business by stockholders at a particular stockholders meeting if the proper procedures are not followed, and may discourage or deter a third party from attempting to obtain control of Cognizant, even if this attempt might be viewed as beneficial to Cognizant by its stockholders.

STOCKHOLDERS' RIGHTS PLAN

     In connection with the completion of the exchange offer, on March 5, 2003 Cognizant's Board of Directors adopted a stockholders' rights plan. The stockholders' rights plan did not require stockholder approval.

     The stockholders' rights plan provides that holders of Cognizant's outstanding Class A or Class B common stock will receive, in the form of a dividend, a right to purchase 1/1000 of a share of a newly created series of preferred stock, which will be the economic equivalent of one share of Cognizant's common stock. The rights will become exercisable on the earlier of
(1) the tenth day following the public announcement that a person or group has acquired beneficial ownership of 15% or more of Cognizant's total voting power represented by the Class A common stock and Class B common stock and (2) the tenth business day (or such later date as may be determined by Cognizant's Board of Directors) following the commencement or announcement of an intention to make a tender offer or exchange offer pursuant to which a person would acquire more than 15% of Cognizant's voting power. The rights are redeemable at a price of $.01 per right, by the vote of Cognizant's Board of Directors, at any time prior to the time a person acquires more than 15% of the voting power. If any person were to do so, each holder of a right (other than rights held by the acquiring person, which would become void) will receive, upon exercise of the right at the then-current exercise price, shares of Cognizant's common stock having a market value on that date of twice the exercise price of the right, commonly referred to as a "flip-in right." If the flip-in right were exercised, the acquiring person's voting and economic interest in Cognizant would be dramatically diluted by the issuance by Cognizant of large numbers of its shares of common stock to its current stockholders other than the acquiring person at a reduced price. If, after any person acquired shares of Cognizant's outstanding common stock representing more than 15% of the voting power, Cognizant were acquired in a business consolidation or 50% or more of its assets or earning power were sold, each holder of a right (other than rights held by the acquiring person, which would become void) will receive, upon exercise of the right at the then-current exercise price, shares of the acquirer having a market value on that date of twice the exercise price of the right, commonly referred to as a "flip-over right." This would cause significant dilution to the acquirer's existing stockholders.

     Any person owning in excess of 15% of Cognizant's voting power on the date of the adoption of the plan or as a result of the exchange offer will not trigger these rights so long as that person does not acquire additional shares.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2002 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans.

                         Number of
                       Securities to be     Weighted              Number of
                         Issued Upon        Average        Securities Available
                         Exercise of     Exercise Price     for Future Issuance
                         Outstanding     of Outstanding         Under Equity
Plan Category              Options          Options         Compensation Plans
--------------------------------------------------------------------------------
Equity compensation
plans that have been
approved by security
holders                   3,809,551           $29.01                1,727,431
--------------------------------------------------------------------------------

     In addition, there are 708,605 shares available for issuance under the Company's Employee Stock Purchase Plan, which is an equity compensation plan approved by security holders. There are no equity compensation plans that have not been approved by security holders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated historical financial data of the Company as of the dates and for the periods indicated. The selected consolidated financial data set forth below for the Company as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 has been derived from the audited financial statements included elsewhere herein. The selected consolidated financial data set forth below for the Company as of December 31, 1998, 1999 and 2000 and for each of the years ended December 31, 1998 and 1999 are derived from the audited financial statements not included elsewhere herein. The selected consolidated financial information for 2000, 2001 and 2002 should be read in conjunction with the Consolidated Financial Statements and the Notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.





                                                                         YEAR ENDED DECEMBER 31,
                                                     1998           1999           2000            2001          2002
                                                     ----           ----           ----            ----          ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...................................        $  45,031     $  74,084       $ 122,758      $ 158,969      $ 208,657
Revenues - related party...................           13,575        14,820          14,273         18,809         20,429
                                                   ---------     ---------       ---------          ------        ------

   Total revenues..........................           58,606        88,904         137,031        177,778        229,086

Cost of revenues...........................           31,919        46,161          70,437         90,848        122,701
                                                   ---------     ---------       ---------      ---------       --------

Gross profit...............................           26,687        42,743          66,594         86,930        106,385

Selling, general and administrative
   expenses................................           15,547        23,061          35,959         44,942         53,345

Depreciation and amortization expense......            2,222         3,037           4,507          6,368          7,842
                                                   ---------     ---------       ---------      ---------       --------

Income from operations.....................            8,918        16,645          26,128         35,620         45,198

Other income (expense):
  Interest income..........................              638         1,263           2,649          2,501          1,808
  Split-off costs..........................               --            --              --             --         (1,680)
  Impairment loss on investment............               --            --              --         (1,955)            --
   Other income (expense) - net............               83            37            (530)          (767)          (235)
                                                   ---------     ---------       ---------      ----------      --------
   Total other income (expense)............              721         1,300           2,119           (221)          (107)
                                                   ---------     ---------       ---------      ----------      --------

Income before provision for income taxes...            9,639        17,945          28,247         35,399         45,091

Provision for income taxes.................           (3,606)       (6,711)        (10,564)       (13,239)       (10,529)

Net income.................................        $   6,033     $  11,234       $  17,683      $  22,160      $  34,562
                                                    ========     =========       =========      =========       ========

Net income per share, basic................        $    0.38     $    0.61       $   0.95        $   1.17      $    1.75
                                                   =========     =========       =========       ========       ========

Net income per share, diluted..............        $    0.37     $    0.58       $   0.87        $   1.09      $    1.63
                                                   =========     =========       =========       ========       ========

Weighted average number of common
   shares outstanding......................           15,886        18,342          18,565         19,017         19,747
                                                ============     =========       =========      =========       =========

Weighted average number of common
   shares and stock options outstanding....           16,538        19,416          20,256         20,371         21,231
                                                   =========     =========       =========      =========       =========

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
DATA:
Cash and cash equivalents..................        $  28,418     $  42,641       $  61,976      $  84,977      $ 126,211
Working capital............................           29,416        43,507          61,501         95,637        134,347
Total assets...............................           51,679        69,026         109,540        144,983        231,473
Due to related party.......................                9            --               8             --             --
Stockholders' equity.......................           32,616        45,461          66,116         98,792        165,481

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cognizant is a leading provider of custom IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in the United States and Europe. Cognizant's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. Cognizant provides the IT services it offers using an integrated on-site/offshore business model. This seamless onsite/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland. Cognizant began its IT development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, Cognizant, along with certain other entities, was spun-off from the Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. On June 24, 1998, Cognizant completed its initial public offering. On June 30, 1998, a majority interest in Cognizant, and certain other entities were spun-off from Cognizant Corporation to form IMS Health Incorporated ("IMS Health").
Subsequently, Cognizant Corporation was renamed Nielsen Media Research, Incorporated. At December 31, 2002, IMS Health owned 55.3% of the outstanding stock of Cognizant (representing all of Cognizant's Class B common stock) and held 92.5% of the combined voting power of Cognizant's common stock. Holders of Cognizant's Class A common stock have one vote per share and holders of Cognizant's Class B common stock have ten votes per share.

     On June 30, 2002, the Company acquired the assets of UHCI, a subsidiary of UnitedHealth Group. UHCI previously provided, and will continue to provide through CTS Ireland, application development and maintenance services, using the existing staff of approximately 70 software professionals. This acquisition is designed to enable the Company to provide a wide range of services to the
Company's clients in Europe and worldwide and represents the initial implementation of the Company's previously announced international expansion strategy.

     Additionally, on October 29, 2002, the Company completed the transfer of Silverline Technologies, Inc.'s practice, which serviced a major financial services company to the Company. Under the terms of the transfer, the Company will provide application design, development and maintenance services to such major financial services company through an acquired workforce of approximately three hundred IT and support professionals located primarily in the United States and India.

     On February 13, 2003, IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 11,290,900 shares) in an exchange offer to its stockholders. IMS Health distributed 0.309 shares of Cognizant Class B common stock to its stockholders for every one share of IMS Health's common stock tendered. There was no impact on the number of Cognizant's total shares of common stock outstanding as a result of the completion of the exchange offer. As a direct result of the IMS Health exchange offer Cognizant has incurred charges in the fourth quarter of 2002 of $1.7 million and expects total charges aggregating approximately $3.5 million. Such charges primarily relate to direct and incremental legal, accounting, printing and other costs. In addition, total estimated charges include approximately $0.5 million of costs related to the retention and acceleration of Cognizant stock options by two former Directors of Cognizant who resigned on February 13, 2003 as a result of the split-off. As of February 21, 2003, pursuant to the Company's Restated Certificate of Incorporation, all of the shares of Class B common stock converted into shares of Class A common stock. Accordingly, as of such date, there are no shares of Class B common stock outstanding.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Consolidated Financial Statements include a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

     In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

     On an on-going basis, the Company evaluates its estimates. The most significant estimates relate to the allowance for doubtful accounts, reserve for warranties, reserves for employee benefits, income taxes, depreciation of fixed assets and long-lived assets, contingencies and litigation and the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts will differ from the estimates used in the preparation of the accompanying financial statements.

     Most of the Company's IT development centers, including a substantial majority of its employees are located in India. As a result, the Company may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic conditions. To date, the Company has not engaged in any hedging transactions to mitigate its risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     REVENUE RECOGNITION. The Company's services are entered into on either a time-and-materials or fixed-price basis. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for application development services or that provide for a combination of application development and application management services are recognized as the service is performed using the percentage-of-completion method of accounting, under which the sales value of performance is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Revenues related to fixed-priced contracts that provided solely for application management services are recognized on a straight-line basis or as services are rendered or transactions processed in accordance with contract terms. Expenses are recorded as incurred over the contract period.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus in EITF 00-21 "Revenue Arrangements with Multiple Deliverables". The consensus, which is effective for contracts entered into in fiscal periods beginning after June 15, 2003, requires that a Company evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. That evaluation must be performed at the inception of the arrangement and as each item in the arrangement is delivered. Arrangement consideration should be then allocated among the separate units of accounting based on their relative fair values. EITF 00-21 indicates that the best evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. Fair value evidence often consists of entity-specific or vendor-specific objective evidence of fair value.

     The Company enters into contracts that could be considered arrangements with multiple deliverables. These contracts are primarily long-term fixed-bid contracts that provide both application maintenance and application development services. As indicated above and in Note 2 to the Consolidated Financial Statements, the Company accounts for such contracts using percentage of completion accounting. The Company is currently evaluating the prospective impact of EITF 00-21 on the Company's results of operations related to contracts entered into after June 15, 2003.

     Fixed-price contracts are cancelable subject to a specified notice period. All services provided by the Company through the date of cancellation are due and payable under the contract terms. The Company issues invoices related to fixed price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billings, based upon contract milestones or other contractual terms, and the recognition of revenue, based upon the percentage-of-completion method of accounting, are recognized as either unbilled or deferred revenue. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. A reserve for warranty provisions under such contracts, which generally exist for ninety days past contract completion, is estimated and accrued during the contract period.

     Revenues related to services performed without a signed agreement or work order are not recognized until there is evidence of an arrangement, such as when agreements or work orders are signed or payment is received; however the cost related to the performance of such work is recognized in the period the services are rendered. Such revenue is recognized when, and if, evidence of an arrangement is obtained.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit-worthiness of each customer based upon market capitalization and other information, including the aging of the receivables. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INCOME TAXES. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income or equity (if the deferred tax asset is related to tax benefits from stock option benefits that have not been realized) in the period such determination was made.

     Cognizant's Indian subsidiary, CTS India, is an export-oriented company, which, under the Indian Income Tax Act of 1961 is entitled to claim tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of CTS India are attributable to export profits and are therefore currently entitled to a 90% exemption from Indian income tax.

These tax holidays will begin to expire in 2004 and under current law will be completely phased out by March of 2009. Prior to 2002, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, Cognizant has provided deferred income taxes in the amount of approximately $24.9 million on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, Cognizant made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, Cognizant intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Bulletin 23, Cognizant will no longer accrue taxes on the repatriation of earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2002, the amount of unrepatriated earnings upon which no provision for taxation has been recorded is approximately $30.1 million. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, Cognizant will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

     This change in intent, as well as a change in the manner in which repatriated earnings are taxed in India, resulted in an estimated effective tax rate for the year ended December 31, 2002 of 23.4%. This rate compares to an effective tax rate for the year ended December 31, 2001 of 37.4%.

     Effective April 1, 2002, the government of India passed various tax law changes which affected the way in which the Company's earnings are taxed in India. The tax exemption for export earnings was reduced from 100% to 90%, a surtax was imposed increasing the effective rate from 35.7% to 36.75% for income that is subject to tax, and the corporate level tax on the payment of dividends was replaced with a withholding tax on dividends.

     Cognizant's cash requirements could change over time, which could effectively force it to change its intent on repatriating Indian earnings. If Cognizant's earnings are intended to be repatriated in the future, or are no longer reinvested outside the United States, Cognizant will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than the effective rate in 2002. These increased taxes could have a material adverse effect on Cognizant's business, results of operations and financial condition, as well as cash flows to fund such taxes. In addition, Cognizant may need to accelerate the payment of significant deferred taxes, which would have a significant impact on its cash position.

     GOODWILL AND OTHER INTANGIBLES. Prior to 2002, goodwill, which related to the acquisition of the former minority interest in the Company's Indian subsidiary, was amortized using the straight-line basis over a period of seven years. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"), the Company is no longer amortizing its remaining goodwill balance; however, at each balance date, the Company does evaluate goodwill and other intangible assets for impairment at least annually, or as circumstances warrant. If such assets were determined to be impaired, it could have a material adverse effect on Cognizant's business, results of operations and financial condition.

     LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted in 2002, the Company reviews for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

                                                    2000       2001      2002
                                                  --------   -------   --------
Total revenues...............................      100.0%     100.0%    100.0%
Cost of revenues.............................       51.4       51.1      53.6
                                                    ----       ----      ----
    Gross profit.............................       48.6       48.9      46.4
Selling, general and administrative expenses.       26.2       25.3      23.3
Depreciation and amortization expense........        3.3        3.6       3.4
                                                     ---        ---       ---
    Income from operations...................       19.1       20.0      19.7
Other income (expense):
    Interest income..........................        1.9        1.4       0.8
    Split-off costs..........................         --         --      (0.7)
    Impairment loss on Investment............         --       (1.1)       --
    Other income / (expense).................       (0.4)      (0.4)     (0.1)
                                                    ----       ----      ----
Total other income / (expense) ..............        1.5       (0.1)       --
                                                     ---       ----      ----
Income before provision for income taxes.....       20.6       19.9      19.7
Provision for income taxes...................       (7.7)      (7.4)     (4.6)
                                                    ----       ----      ----
Net  income..................................       12.9%      12.5%     15.1%
                                                  =======    =======   =======

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     REVENUE. Revenue increased by 28.9%, or approximately $51.3 million, from approximately $177.8 million during 2001 to approximately $229.1 million in 2002. This increase resulted primarily from an increase in application management and application development and integration services. The Company provides services through time and materials ("T&M") and fixed-bid contracts. Over the course of the last three years revenues recognized under fixed-bid contracts have increased as a percent of total revenues from 15.1% in 2000 to 23.9% in 2001 and 24.6% in 2002. This increase is attributable primarily to increased demand for such services due to the customer's ability to specifically quantify project costs prior to entering into contracts.

     Sales to related parties on a year-over-year basis were 10.6% in 2001 compared to 8.9% in 2002. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. During 2001 and 2002, no third party accounted for greater than 10% of revenues.

     GROSS PROFIT. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 35.1%, or approximately $31.9 million, from approximately $90.8 million during 2001 to approximately $122.7 million in 2002. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 3,470 employees at December 31, 2001 to over 6,100 employees at December 31, 2002. The increased number of technical professionals is a direct result of greater demand for the Company's services and on employees acquired through acquisitions. (See
Note 2 to the Consolidated Financial Statements.) The Company's gross profit increased by 22.4%, or approximately $19.5 million, from approximately $86.9 million during 2001 to approximately $106.4 million during 2002. Gross profit margin decreased from 48.9% of revenues during 2001 to 46.4% of revenues in 2002. The decrease in such gross profit margin was primarily attributable to higher incentive compensation costs in 2002 as compared to 2001, due to the significantly increased performance of the Company.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 19.2%, or approximately $9.9 million, from approximately $51.3 million during 2001 to approximately $61.2 million during 2002, and decreased as a percentage of revenue from approximately 28.9% to 26.7%, respectively. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's growth. The decrease in such expenses as a percentage of revenue was due primarily to the increased revenues that have resulted from the Company's expanded sales and marketing activities in the current and prior years.

     INCOME FROM OPERATIONS. Income from operations increased 26.9%, or approximately $9.6 million, from approximately $35.6 million during 2001 to approximately $45.2 million during 2002, representing approximately 20.0% and 19.7% of revenues, respectively. The decrease in operating margin was due primarily to higher incentive compensation costs in 2002 as compared to 2001.

     OTHER INCOME/EXPENSE. Other income/expense consists primarily of interest income offset, by foreign currency exchange losses and, in 2001, an impairment loss on an investment, and in 2002, split-off costs related to the exchange offer in which IMS Health has offered to its stockholders to exchange its holdings of the Company's Class B common stock for shares of IMS Health.
Interest income decreased by approximately 27.7%, from approximately $2.5 million during 2001 to approximately $1.8 million during 2002. The decrease in such interest income was attributable primarily to lower interest rates, offset, in part, by higher operating cash balances. The Company recognized a net foreign currency exchange loss of approximately $767,000 during 2001 compared to an exchange loss of approximately $235,000 during 2002, as a result of the effect of changing exchange rates on the Company's transactions. The Company recognized an impairment loss on its investment in Questra Corporation ("Questra") of approximately $2.0 million during the fourth quarter of 2001 in recognition of an other than temporary decline in value. The impairment loss was based upon an implied valuation of Questra as a result of a recent new round of venture capital funding in which the Company's equity interest in Questra was substantially diluted and investors, other than the Company, received preferential liquidation rights. The impairment loss, net of tax benefit, was approximately $1.2 million, or $0.06 per diluted share. (See Note 4 to the Consolidated Financial Statements). The Company recognized split-off costs of approximately $1.7 million, or $0.08 per diluted share, in the fourth quarter of 2002 related to the exchange offer and expects total charges aggregating approximately $3.5 million in relation to one-time costs associated with the exchange offer. Such charges primarily relate to direct and incremental legal, accounting, printing and other costs. In addition, total estimated charges include approximately $0.5 million of costs related to the retention and acceleration of Cognizant stock options by two former Directors of Cognizant who resigned on February 13, 2003 as a result of the split-off.

     PROVISION FOR INCOME TAXES. The provision for income taxes decreased from approximately $13.2 million in 2001 to approximately $10.5 million in 2002, with an effective tax rate of 37.4% in 2001 and 23.4% in 2002. The lower effective tax rate reflects Cognizant's change in its intention regarding the repatriation of 2002 and future earnings from its subsidiary in India, as well as a change in the manner in which repatriated earnings are taxed in India. (See Note 6 to the Consolidated Financial Statements.)

     NET INCOME. Net income increased from approximately $22.2 million in 2001 to approximately $34.6 million in 2002, representing approximately 12.5% and 15.1% as a percentage of revenues, respectively. The higher percentage in 2002 primarily reflects the decrease in the effective tax rate discussed above.

RESULTS BY BUSINESS SEGMENT

     The Company, operating globally, provides software services for medium and large businesses. North American operations consist primarily of software services in the United States and Canada. European operations consist of software services principally in the United Kingdom. Asian operations consist of software services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. In this regard, revenues are allocated to each geographic area based on the location of the customer.

North American Segment

     REVENUE. Revenue increased by 31.4%, or approximately $47.7 million, from approximately $151.9 million during 2001 to approximately $199.6 million in 2002. The increase in revenue was attributable primarily to increased market awareness and acceptance of the on-site/offshore software delivery model, as well as sales and marketing activities directed at the U.S. market for the Company's services.

     INCOME FROM OPERATIONS. Income from operations increased 29.4%, or approximately $8.9 million, from approximately $30.4 million during 2001 to approximately $39.4 million during 2002. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

     REVENUE. Revenue increased by 15.1%, or approximately $3.7 million, from approximately $24.2 million during 2001 to approximately $27.9 million in 2002. The increase in revenue was attributable to the Company's sales and marketing activities in the United Kingdom, partially offset by weak demand for the Company's services elsewhere in Europe.

     INCOME FROM OPERATIONS. Income from operations increased 13.2%, or approximately $0.6 million, from approximately $4.9 million during 2001 to approximately $5.5 million during 2002. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Asian Segment

     REVENUE.   Revenue  was   essentially   constant   from  2001  to  2002  at
approximately $1.6 million in each year.

     INCOME FROM OPERATIONS. Income from operations was essentially constant from 2001 to 2002 at approximately $0.3 million in each year.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     REVENUE. Revenue increased by 29.7%, or approximately $40.7 million, from approximately $137.0 million during 2000 to approximately $177.8 million in 2001. This increase resulted primarily from approximately a $27.7 million
(42.9%) increase in application management and approximately a $13.5 million (18.8%) increase in application development and integration, partially offset by an approximately $0.5 million (100.0%) decrease in Year 2000 compliance services. The Company provides services through T&M and fixed-bid contracts. Over the course of the last three years fixed-bid contracts have increased as a percent of revenues from 15.0% in 1999 to 15.1% in 2000 to 23.9% in 2001.

     Sales to related parties on a year-over-year basis were relatively stable at 10.6% in 2001 compared to 10.4% in 2000. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company. During 2001 and 2000, no third party accounted for greater than 10% of revenues.

     GROSS PROFIT. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 29.0%, or approximately $20.4 million, from approximately $70.4 million during 2000 to approximately $90.8 million in 2001. The increase was due primarily to the increased cost resulting from the increase in the number of the Company's technical professionals from approximately 2,800 employees at December 31, 2000 to approximately 3,470 employees at December 31, 2001. The increased number of technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 30.5%, or approximately $20.3 million, from approximately $66.6 million during 2000 to approximately $86.9 during 2001. Gross profit margin increased from 48.6% of revenues during 2000 to 48.9% of revenues in 2001. The increase in such gross profit margin was primarily attributable to a continued shift toward higher margin fixed-bid contracts and a lower incentive compensation accrual in 2001 as compared to 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 26.8%, or approximately $10.8 million, from approximately $40.5 million during 2000 to approximately $51.3 million during 2001, and decreased as a percentage of revenue from approximately 29.5% to 28.9%, respectively. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's growth. The decrease in such expenses as a percentage of revenue was primarily due to the increased revenues that have resulted from the Company's expanded sales and marketing activities in the current and prior years.

     INCOME FROM OPERATIONS. Income from operations increased 36.3%, or approximately $9.5 million, from approximately $26.1 million during 2000 to approximately $35.6 million during 2001, representing approximately 19.1% and 20.0% of revenues, respectively. The increase in operating margin was primarily due to a continued shift toward higher margin fixed bid contracts and a lower incentive compensation accrual in 2001 as compared to 2000.

     OTHER INCOME/EXPENSE. Other income/expense consists primarily of interest income offset, by foreign currency exchange losses and, in 2001, an impairment loss on an investment. Interest income decreased by approximately 5.6%, from approximately $2.6 million during 2000 to approximately $2.5 million during 2001. The decrease in such interest income was attributable primarily to lower interest rates, offset, in part, by higher operating cash balances. The Company recognized a net foreign currency exchange loss of approximately $767,000 during 2001, as a result of the effect of changing exchange rates on the Company's transactions. The Company recognized an impairment loss on its investment in Questra of approximately $2.0 million during the fourth quarter of 2001 in recognition of an other than temporary decline in value. The impairment loss was based upon an implied valuation of Questra as a result of a recent new round of venture capital funding in which the Company's equity interest in Questra was substantially diluted and investors, other than the Company, received preferential liquidation rights. The impairment loss, net of tax benefit, was approximately $1.2 million or $0.06 per diluted share. (See Note 5 to the Consolidated Financial Statements)

     PROVISION FOR INCOME TAXES. Historically, through the date of the IPO, the Company had been included in the consolidated federal income tax returns of The Dun & Bradstreet Corporation and Cognizant Corporation. The Company's provision for income taxes in the consolidated statements of income reflects the federal and state income taxes calculated on the Company's stand-alone basis. The provision for income taxes increased from approximately $10.6 million in 2000 to approximately $13.2 million in 2001, with an effective tax rate of 37.4% in both years. The provision for income taxes reflects the Company's intent to repatriate earnings from its Indian subsidiary.

     NET INCOME. Net income increased from approximately $17.7 million in 2000 to approximately $22.2 million in 2001, representing approximately 12.9% and 12.5% as a percentage of revenues, respectively. The lower percentage in 2001 reflects the one-time write-off of the Company's investment in Questra, discussed previously.

RESULTS BY BUSINESS SEGMENT

North American Segment

     REVENUE. Revenue increased by 32.2%, or approximately $37.0 million, from approximately $114.9 million during 2000 to approximately $151.9 million in 2001. The increase in revenue was attributable primarily to increased market awareness and acceptance of the on-site/offshore software delivery model, as well as sales and marketing activities directed at the U.S. market for the Company's services.

     INCOME FROM OPERATIONS. Income from operations increased 38.9%, or approximately $8.5 million, from approximately $21.9 million during 2000 to approximately $30.4 million during 2001. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

     REVENUE. Revenue increased by 15.6%, or approximately $3.3 million, from approximately $21.0 million during 2000 to approximately $24.2 million in 2001. The increase in revenue was attributable to the Company's sales and marketing activities in the United Kingdom, partially offset by weak demand for the Company's services elsewhere in Europe.

     INCOME FROM OPERATIONS. Income from operations increased 21.7%, or approximately $0.9 million, from approximately $4.0 million during 2000 to approximately $4.9 million during 2001. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Asian Segment

     REVENUE. Revenue increased by 42.5%, or approximately $0.5 million, from approximately $1.1 million during 2000 to approximately $1.6 million in 2001. The increase in revenue was attributable primarily to the Company's success in India providing software services to domestic Indian companies as well as to Indian divisions of the Company's multi-national clients.

     INCOME FROM OPERATIONS. Income from operations increased 50.5%, or approximately $0.1 million, from approximately $0.2 million during 2000 to approximately $0.3 million during 2001. The increase in operating income was attributable primarily to increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company had cash and cash equivalents of approximately $126 million. The Company has used and plans to use such cash for
(i) expansion of existing operations, including its offshore software development centers; (ii) continued development of new service lines and possible acquisitions of related businesses, and formation of joint ventures; and (iii) general corporate purposes, including working capital.

     Net cash provided by operating activities was approximately $56.7 million, $32.1 million and $30.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in 2002 as compared to the prior year resulted primarily from increased net income, increased accrued employee incentive payments, which resulted in higher levels of year-end accrued liabilities, increased tax benefits related to stock plans, offset, in part, by a greater increase in accounts receivable then the prior year. The increase in 2001 as compared to 2000 results primarily from increased levels of accrued liabilities and accounts payable, increased net income and an increase in deferred taxes, partially offset, by increases in accounts receivable and other current assets.

     Trade accounts receivable increased from approximately $20.5 million at December 31, 2000 to approximately $22.5 million at December 31, 2001 and to approximately $36.7 million at December 31, 2002. Unbilled accounts receivable increased from approximately $1.9 million at December 31, 2000 and to approximately $5.4 million at December 31, 2001 and decreased to approximately $4.3 million at December 31, 2002. The increase in trade accounts receivable during 2002 was due primarily to increased revenue. The decrease in unbilled accounts receivable in 2002 compared to the prior year was primarily related to timing of fixed- bid contractual billings. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At December 31, 2002, the Company's day's sales outstanding, including unbilled receivables, was approximately 56 days as compared to 59 days and 50 days at December 31, 2001 and 2000, respectively.

     The Company's investing activities used net cash of approximately $35.5 million, $14.9 million and $12.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in 2002 compared to 2001 primarily reflects the Company's increased purchases of property and equipment to expand the Company's offshore development infrastructure and the acquisitions of intangible assets related to UHCI and Silverline Technologies, Inc. (See Note 4 to the Consolidated Financial Statements.) The increase in 2001 of net cash used in investing activities as compared to 2000 primarily reflects an increase in purchases of property and equipment.

     In June 2000, the Company announced a strategic relationship with Trident Capital, a leading venture capital firm, to jointly invest in emerging e-business service and technology companies. In accordance with this strategy, the Company invested approximately $2 million in Questra, an e-business software and consulting firm headquartered in Rochester, New York, in return for an initial 5.8% equity interest. Trident Capital also independently made a direct investment in Questra. Based upon an implied valuation of Questra as a result of a recent new round of venture capital funding in which the Company's equity interest in Questra was substantially diluted and investors, other than the Company, received preferential liquidation rights, the Company recorded an impairment loss for the full $2.0 million original investment in recognition of an other than temporary impairment. The Company's investment is being accounted for under the cost basis of accounting. (See Note 4 to the Consolidated Financial Statements.)

     The Company's financing activities provided net cash of approximately $20 million, $6 million, and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in each year was primarily related to a higher level of cash proceeds from the exercise of stock options and employee purchases of stock.

     The Company believes that its available funds and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations and needs for at least the next 12 months. The Company's ability to expand and grow its business in accordance with current plans, to make acquisitions and form joint ventures and to meet its long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which its cash flow increases, its ability and willingness to accomplish acquisitions and joint ventures with capital stock, its continued intent not to repatriate earnings from India, its ability not to breach the Distribution Agreement, dated January 7, 2003, between the Company and IMS
Health (the "Distribution Agreement"), especially as it relates to tax indemnities and the availability to the Company of public and private debt and equity financing. The Company cannot be certain that additional financing, if required, will be available on terms favorable to it, if at all.

     At December 31, 2002 and 2001, the Company had cash and cash equivalents of approximately $126 million and $85 million, respectively. As of December 31, 2002 and 2001 the Company had no significant third party debt. The Company had working capital of approximately $134.3 and $95.6 million at December 31, 2002 and 2001, respectively. Accordingly, the Company does not anticipate any near-term liquidity issues.

     The Company does not engage in hedging activities nor has it entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

COMMITMENTS AND CONTINGENCIES

     As of December 31, 2002, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $28.8 million, of which approximately $19.2 million has been spent. The multi-phase program will encompass the construction of three fully owned development centers containing approximately 620,000 square feet of space in Pune, Chennai and Calcutta. Total costs related to this program are expected to be approximately $35.6 million, which the Company expects to fund internally.

     The Company leases office space and equipment under operating leases, which expire at various dates through the year 2011. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2002 are as follows:

 2003................................................................$5,799
 2004.................................................................3,829
 2005.................................................................2,229
 2006.................................................................1,755
 2007.................................................................1,252
 Thereafter...........................................................2,090
 Total minimum lease payments.......................................$16,954

     Cognizant is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on Cognizant's quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of Cognizant's engagements involve projects that are critical to the operations of its customers' business and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against Cognizant, regardless of Cognizant's responsibility for such failure. Although Cognizant attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its application design, development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect Cognizant from liability for damages. Although Cognizant has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against Cognizant that exceed available insurance coverage or changes in Cognizant's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on Cognizant's business, results of operations and financial condition. In addition, as a result of the IMS Health split-off, the Company has entered into certain agreements and indemnifications (See Note 13 to the Consolidated Financial Statements).

RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

     As indicated in Notes 1 and 9 and 13 to Notes to the Consolidated Financial Statements, the Company has entered into various agreements with IMS Health, who owned a majority and controlling interest in the outstanding common stock of the Company (55.3%) and held approximately 92.5% of the combined voting power of the Company's common stock at December 31, 2002. On February 13, 2003, IMS Health completed its plan to distribute all of the Cognizant Class B common stock that IMS Health owned in the exchange offer, which is the subject of Amendment No. 4 to Form S-4 Registration Statement filed by the Company on January 30, 2003. As of the completion of such distribution, IMS Health is no longer a related party of Cognizant.

     INTERCOMPANY SERVICES AGREEMENT

     Prior to the consummation of the exchange offer, pursuant to the terms of an Intercompany Services Agreement, dated as of May 15, 1998, IMS Health provided the Company with certain administrative services, including payroll and payables processing and permitted the Company to participate in IMS Health's business insurance plans. In prior periods, IMS Health provided certain other services such as tax planning and compliance, which have now been transitioned to the Company. Costs for all periods prior to the Company's IPO were allocated to the Company based on utilization of certain specific services. All subsequent services were performed and charged to the Company under the CTS/IMS Health intercompany services agreement that was negotiated between the parties on an arms length basis. IMS Health and Cognizant entered into an amended and restated Intercompany Services Agreement, effective following the consummation of the exchange offer, which provides for the continued provision of payroll, payables processing and certain other administrative services for a term of up to one year.

     MASTER SERVICES AGREEMENT

     The Company and IMS Health have entered into Master Services Agreements pursuant to which the Company provides IT services to IMS Health. The IT services are provided to IMS Health on terms that are comparable to unrelated third parties. The same is true for IT services provided to former affiliates of The Dun and Bradstreet Corporation and Cognizant Corporation, former parents of the Company, and former and present affiliates of IMS Health. In 2002, the Company recognized related party revenues totaling $20.4 million for services performed for IMS Health. In 2001, the Company recognized related party revenues totaling $18.8 million for services performed for IMS Health. In 2000, the Company recognized related party revenues totaling $14.3 million including revenues from IMS Health and Strategic Technologies (through August 30, 2000).

     DISTRIBUTION AGREEMENT

     The Company and IMS Health entered into the Distribution Agreement, the terms of which have been approved by a special committee of the Board of Directors of the Company, which was comprised of the Company's independent directors. The Distribution Agreement sets forth certain rights and obligations of IMS Health and the Company in respect of the exchange offer in addition to those provided in the Intercompany Agreement. For a more complete description of the terms of the Distribution Agreement, we urge you to read the entire Distribution Agreement, which has been filed with the SEC as an exhibit to Amendment No. 4 to Form S-4 Registration Statement filed with the SEC on January 30, 2003.

     AGREEMENTS RELATING TO THE DISTRIBUTION

     Director  Resignations.  IMS  Health  caused  David M.  Thomas and Nancy E.
     ----------------------
Cooper to resign as of the consummation of the exchange offer from their positions as directors of the Company and from any boards of directors of the Company's subsidiaries on which they served.

     Indemnification.  IMS Health and the Company have agreed to indemnification
     ---------------
provisions in respect of the respective disclosure in the exchange offer documents, the conduct of the exchange offer and any failure to perform the Distribution Agreement.

     Joint and Several Undertakings. IMS Health requested, as a condition to the
     ------------------------------
distribution of the Company's shares in the exchange offer, that the Company agree to undertake to be jointly and severally liable to certain of IMS Health's prior affiliates for liabilities arising out of or in connection with IMS Health's business and the businesses of the Company and other successors to the businesses of Cognizant Corporation in accordance with the terms of the
Distribution   Agreement   dated  as  of  October  28,  1996,   among  Cognizant
Corporation, which has been renamed Nielsen Media Research, Inc., The Dun & Bradstreet Corporation, which has been renamed the R.H. Donnelly Corporation and ACNielsen Corporation and related agreements. In addition, IMS Health is obligated to procure similar undertakings from the Company to Nielsen Media Research and Synavant Inc. with respect to liabilities allocated to IMS Health in connection with the Distribution Agreement, dated as of June 30, 1998, between Nielsen Media Research, Inc. and IMS Health and related agreements and the Distribution Agreement, dated as of August 31, 2000, between IMS Health and Synavant Inc. The Company has agreed to deliver these undertakings. However, subject to the general allocation of liabilities arising from the respective businesses of IMS Health and the Company, IMS Health has agreed to indemnify and reimburse the Company for liabilities incurred with respect to these undertakings.

     Commercial Arrangements.   In  addition  to  the  Intercompany   Services
     -----------------------
Agreement, IMS Health and the Company agreed to the continuation of certain commercial relationships between the companies for a period of at least three years.

     Insurance.  The Distribution  Agreement includes  provisions  governing the
     ---------
administration of certain insurance programs and procedures for making claims and it also allocates the right to proceeds and the allocation of deductibles under these programs.

     Tax. The  Distribution  Agreement  provides that IMS Health and the Company
     ---
will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer.

     In addition, under Section 355(e) of the Internal Revenue Code of 1986, as amended (the "Code"), the exchange offer will be taxable to IMS Health if the exchange offer is part of a plan or series of related transactions pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest, based on either vote or value, in IMS Health or the Company. If IMS Health becomes subject to tax under Section 355(e) of the Code, its tax liability will be based upon the difference between the fair market value of the Cognizant Class B common stock at the time of the exchange offer and IMS Health's adjusted basis in the Cognizant Class B common stock at that time. This tax liability could be a material amount.

     If a breach by the Company of the representations made by it to McDermott, Will & Emery in connection with its tax opinion or the covenants in the distribution agreement is the "but for" cause of the exchange offer either failing to qualify as a tax-free distribution under Section 355(a) of the Code or becoming taxable to IMS Health under Section 355(e) of the Code, then the Company has agreed to indemnify IMS Health and each member of the consolidated group of which IMS Health is a member from and against any liability, including any taxes, interest or penalties or additions to tax, that is imposed upon IMS Health or any member of its consolidated group as a result of the exchange offer becoming taxable under Section 355 of the Code. The Company will be entitled to rely upon certain representations made by IMS Health to McDermott, Will & Emery in connection with its tax opinion. In the event any of these representations are not true, correct or complete, the Company will not be obligated to indemnify IMS Health or the members of its consolidated group against any liability arising under Section 355 of the Code if the Company's breach of a representation would not have resulted in this type of liability had all of IMS Health's representations made in connection with McDermott, Will & Emery's tax opinion been true, complete and correct.

     As a result of the representations made to McDermott, Will & Emery in connection with its tax opinion and the covenants in the Distribution Agreement, the acquisition of control of the Company during the two-year period following the exchange offer may be more difficult or less likely to occur because of the potential indemnification liability associated with a breach of these representations or covenants. In addition, the Company's ability to undertake acquisitions and other transactions may be substantially restricted during the two-year period following the exchange offer.

     OTHER RELATIONSHIPS AND TRANSACTIONS

     In  December   2001,  the  Company  paid  IMS  Health  a  one-time  fee  of approximately $825,000 under an alliance agreement in which the Company was named "vendor of choice" for

IT services to the pharmaceutical industry. This agreement was negotiated between the parties on an arms-length basis.

     In addition, the Company has a strategic business relationship with The TriZetto Group Inc. that includes helping its healthcare customers integrate TriZetto's products with their existing information systems and, within TriZetto, supporting further development of these software applications. As of December 31, 2002, IMS Health owned approximately 26.4% of the outstanding common stock of Trizetto. During 2002 the Company recorded revenues from TriZetto of approximately $2.6 million and expenses related to TriZetto commissions and marketing fees of approximately $0.7 million. During 2001 the Company recorded revenues from TriZetto of approximately $401,000 and payments related to TriZetto commissions and marketing fees of approximately $1.0 million.

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

EFFECTS OF INFLATION

     The Company's most significant costs are the salaries and related benefits for its programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform the services offered by the Company have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, the Company must adequately anticipate wage increases, particularly on its fixed-price contracts. There can be no assurance that the Company will be able to recover cost increases through increases in the prices that it charges for its services in the United States and elsewhere.

RECENT ACCOUNTING PRONOUNCEMENTS

     During 2002 and 2001, various accounting pronouncements were issued which may impact the Company's financial statements. (See Note 2 to the Consolidated Financial Statements.)

FORWARD LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to the significant fluctuations of Cognizant's quarterly operating results caused by a variety of factors, many of which are not within Cognizant's control, including, but not limited to,: (i) the significant fluctuations of Cognizant's quarterly operating results caused by a variety of factors, many of which are not within Cognizant's control, including (a) the number, timing, scope and contractual terms of application design, development and maintenance projects, (b) delays in the performance of projects, (c) the accuracy of estimates of costs, resources and time to complete projects, (d) seasonal patterns of Cognizant's services required by customers, (e) levels of market acceptance for Cognizant's services, (f) potential adverse impacts of new tax legislation, and (g) the hiring of additional staff; (ii) changes in Cognizant's billing and employee utilization rates; (iii) Cognizant's ability to manage its growth effectively, which will require Cognizant (a) to increase the number of its personnel, particularly skilled technical, marketing and management personnel, (b) to find suitable acquisition candidates to support geographic expansion, and (c) to continue to develop and improve its operational, financial, communications and other internal systems, in the United States, India and Europe; (iv) Cognizant's limited operating history with unaffiliated customers; (v) Cognizant's reliance on key customers and large projects; (vi) the highly competitive nature of the markets for Cognizant's services; (vii) Cognizant's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (viii) Cognizant's reliance on the continued services of its key executive officers and leading technical personnel; (ix) Cognizant's ability to attract and retain a sufficient number of highly skilled employees in the future; (x) Cognizant's ability to protect its intellectual property rights; (xi) the concentration of Cognizant's operations in India and the related geo-political risks of local and cross-border conflicts; (xii) terrorist activity, the threat of terrorist activity, and responses to and results of terrorist activity and threats, including, but not limited to, effects, domestically and/or internationally, on Cognizant, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions; (xiii) the effects, domestically and/or internationally, on Cognizant, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions arising from hostilities involving the United States in Iraq or elsewhere; (xiv) a breach of the Distribution agreement entered into between the Company and IMS Health; (xv) a change in the Company's intent to repatriate undistributed earnings and (xvi) general economic conditions. Such forward-looking statements include risks and uncertainties; consequently, actual transactions and results may differ materially from those expressed or implied thereby.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes that it does not have operations subject to material risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. Nonetheless, the Company periodically evaluates the need for hedging strategies to mitigate the effect of foreign currency fluctuations. The Company believes that it is does not have exposure to material market risks associated with changes in interest rates, as they have no variable interest rate debt outstanding. The Company does not believe that it has any other material exposure to market risks associated with interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed and financial statement schedule herewith is found at "Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 14. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  (1) Consolidated Financial Statements.

         Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a)  (2) Consolidated Financial Statement Schedule.

         Reference is made to the Index to Financial Statement Schedule on Page F-1.

(a)  (3) Exhibits.

         Reference is made to the Index to Exhibits on Page 57.

(b)  Reports on Form 8-K.

     On October 31, 2002, the Company filed a Form 8-K disclosing the transfer of Silverline Technologies, Inc.'s American Express practice to the Company.

     Subsequent to the end of the fiscal year, on January 6, 2003, the Company filed a Form 8-K disclosing that it issued a press release announcing a presentation to be made at a conference, reiteration of prior guidance for the fourth quarter of 2002 and guidance for 2003.

     Subsequent to the end of the fiscal year, on February 13, 2003, the Company filed a Form 8-K disclosing that its Restated Certificate of Incorporation was approved by Board of Directors and by written consent of the holder of approximately 55% of the Company's outstanding common stock and approximately 93% of the combined voting power of the Company's outstanding common stock.

     Subsequent to the end of the fiscal year, on February 13, 2003, the Company filed a Form 8-K disclosing that it issued a press release announcing its financial results for the fourth quarter.

     Subsequent to the end of the fiscal year, on February 21, 2003, the Company filed a Form 8-K disclosing that, pursuant to its Restated Certificate of Incorporation, all its shares of Class B common stock automatically converted to Class A common stock.

     Subsequent to the end of the fiscal year, on March 5, 2003, the Company filed a Form 8-K disclosing that its Board of Directors approved a three-for-one stock split in the form of a 200% stock dividend.

     Subsequent to the end of the fiscal year, on March 6, 2003, the Company filed a Form 8-K disclosing that its Board of Directors approved a stockholder rights plan.

     Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this fourteenth day of March, 2003.

                              COGNIZANT TECHNOLOGY
                              SOLUTIONS CORPORATION



                              By:/s/ Wijeyaraj Mahadeva
                                 ------------------------------------
                                 Wijeyaraj Mahadeva, Chairman of the
                                 Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        Signature                              Title                           Date
        ---------                              -----                           -----

/s/ Wijeyaraj Mahadeva                 Chairman of the Board and Chief       March 14, 2003
------------------------------
    Wijeyaraj Mahadeva                 Executive Officer (Principal
                                       Executive Officer)

/s/ Gordon Coburn                      Chief Financial Officer, Treasurer    March 14, 2003
------------------------------         and Secretary
    Gordon Coburn                      (Principal Financial and Accounting
                                       Officer)

/s/ Thomas M. Wendel                   Director                              March 14, 2003
------------------------------
    Thomas M. Wendel

/s/ Robert W. Howe                     Director                              March 14, 2003
------------------------------
    Robert W. Howe

/s/ John E. Klein                      Director                              March 14, 2003
------------------------------
    John E. Klein

/s/ Venetia Kontogouris                Director                              March 14, 2003
------------------------------
    Venetia Kontogouris

/s/                                    Director                              March 14, 2003
------------------------------
    Robert W. Weissman

                                  CERTIFICATION
                                  -------------

I, Wijeyaraj Mahadeva, certify that:

     1. I have reviewed this annual report on Form 10-K of Cognizant Technology Solutions Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 14, 2003                       /s/ Wijeyaraj Mahadeva
                                     ------------------------
                                     Wijeyaraj Mahadeva
                                     Chairman of the Board and Chief Executive
                                     Officer (Principal Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Gordon Coburn, certify that:

     1. I have reviewed this annual report on Form 10-K of Cognizant Technology Solutions Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 14, 2003               /s/ Gordon Coburn
                                    --------------------------------------
                                    Gordon Coburn,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit
      No.           Description of Exhibit
-------------       ----------------------------

     3.1 Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 13, 2003.)

     3.3 Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 13, 2003.)

     4.1 Rights Agreement, dated March 5, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 5, 2003.)

     4.2            Specimen  Certificate  for  shares of Class A common  stock.
                    (Incorporated by reference to Exhibit 4.2 to the Company's Amendment Number 4 to the Company's Form S-4 dated January 30, 2003.)

     4.3            Specimen  Certificate  for  shares of Class B common  stock.
                    (Incorporated by reference to Exhibit 4.1 to the Company's Amendment Number 2 to the Company's Form S-4 dated January 9, 2003.)

    10.1* Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1. (File Number 333-49783) which became effective on June 18, 1998.)

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

    10.4*           Option Agreement between the Company and Wijeyaraj Mahadeva.
                    (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1. (File Number 333-49783) which became effective on June 18, 1998.)

    10.5 Form of Master Services Agreement between the Company and each of I.M.S. International, Inc., IMS America, Ltd. and Nielsen Media Research, Inc. (Incorporated by reference to
                    Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

    10.6 Intercompany Agreement between the Company and Cognizant Corporation. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

    10.7 Intercompany Services Agreement between the Company and Cognizant Corporation. (Incorporated by reference to Exhibit
                    10.8 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

    10.8* Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

    10.9 Sublease dated August 28, 1998 by and between Trans Tec Services, Inc., as Sublessor, and the Company, as Sublessee (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Year ended December 31, 1998.)

   10.10* 1999 Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

   10.11*           Employee Stock Purchase Plan.  (Incorporated by reference to
                    Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

   10.12 Sublease dated as of April 6, 2001 by and between American Express Travel Related Services Company, Inc., as Sublessor, and the Company, as Sublessee. (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2001.)

   10.13 Distribution Agreement between IMS Health Incorporated and the Company dated January 7, 2003. (Incorporated by reference to Exhibit 10.13 to the Company's Amendment Number 4 to the Company Form S-4 dated January 30, 2003.)

   21**             List of subsidiaries of the Company.

   23**             Consent of PricewaterhouseCoopers LLP.

   99.1**           Statement Pursuant to 18 U.S.C.ss. 1350.

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                         PAGE

Consolidated Financial Statements:

         Report of Independent Accountants...............................  F-2

         Consolidated Statements of Financial Position as of
              December 31, 2002 and 2001.................................  F-3

         Consolidated Statements of Operations for the
              years ended December 31, 2002, 2001 and 2000...............  F-4

         Consolidated Statements of Stockholders' Equity for the
              years ended December 31, 2002, 2001 and 2000...............  F-5

         Consolidated Statements of Cash Flows for the
              years ended December 31, 2002, 2001 and 2000...............  F-6

         Notes to Consolidated Financial Statements......................  F-7

Unaudited Quarterly Financial Data....................................... F-32

Financial Statement Schedule:

         Schedule of Valuation and Qualifying Accounts................... F-33

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

     In our opinion, the accompanying consolidated statements of financial position, and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 10, 2003, except for Note 13, as to which the date is February 21, 2003

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (in thousands, except par values)


                                                                                          AT DECEMBER 31,
                                                                                       2002             2001
                                                                                       ----             ----

         ASSETS

Current assets:
Cash and cash equivalents......................................................    $   126,211       $    84,977
Trade accounts receivable, net of allowances of  $861 and $882, respectively...         35,092            21,063
Trade accounts receivable - related party......................................          1,605             1,481
Unbilled accounts receivable...................................................          4,159             5,005
Unbilled accounts receivable - related party...................................            149               417
Current tax asset..............................................................          3,711             1,451
Other current assets...........................................................          4,907             2,941
                                                                                    ----------        ----------

  Total current assets.........................................................        175,834           117,335
                                                                                    ----------        ----------

Property and equipment, net of accumulated depreciation of  $24,559
  and $16,805, respectively....................................................         39,090            24,339
Goodwill, net..................................................................            878               878
Other intangible assets, net...................................................         12,870                --
Other assets...................................................................          2,801             2,431
                                                                                    ----------        ----------

  Total assets.................................................................    $   231,473       $   144,983
                                                                                    ==========        ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable...............................................................    $     6,948       $     3,652
Accrued expenses and other liabilities.........................................         34,539            18,046
                                                                                    ----------        ----------

  Total current liabilities....................................................         41,487            21,698

Deferred income taxes..........................................................         24,505            24,493
                                                                                    ----------        ----------

  Total liabilities............................................................         65,992            46,191
                                                                                    ----------        ----------

Commitments and contingencies (See Notes 10 and 11)

Stockholders' equity: (See Notes 7, 13 and 14)
Preferred stock, $.10 par value, 15,000 shares authorized, none issued.........             --                --
Class A common stock, $.01 par value, 100,000 shares authorized, 9,130 and 8,065 shares issued and outstanding at December 31, 2002 and 2001,
  respectively.................................................................             91                80
Class B common stock, $.01 par value, 25,000 shares authorized, 11,290 shares
  issued and outstanding at December 31, 2002 and 2001, respectively...........            113               113
Additional paid-in capital.....................................................         71,854            39,711
Retained earnings..............................................................         93,608            59,046
Cumulative translation adjustment..............................................           (185)             (158)
                                                                                    ----------        ----------
  Total stockholders' equity...................................................        165,481            98,792
                                                                                    ----------        ----------
  Total liabilities and stockholders' equity...................................    $   231,473       $   144,983
                                                                                    ==========        ==========
 The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)




                                                                              YEAR ENDED DECEMBER 31,
                                                                              ----------------------
                                                                           2002           2001        2000
                                                                           ----           ----        ----

  Revenues.........................................................    $208,657       $158,969      $122,758
  Revenues-related party...........................................      20,429         18,809        14,273
                                                                      -------------  ------------  ------------
    Total revenues.................................................     229,086        177,778       137,031
  Cost of revenues.................................................     122,701         90,848        70,437
                                                                      -------------  ------------  ------------
  Gross profit.....................................................     106,385         86,930        66,594
  Selling, general and administrative expenses.....................      53,345         44,942        35,959
  Depreciation and amortization expense............................       7,842          6,368         4,507
                                                                      -------------  ------------  ------------
  Income from operations...........................................      45,198         35,620        26,128
  Other income / (expense), net:
  Interest income..................................................       1,808          2,501         2,649
  Impairment loss on investment....................................          --         (1,955)           --
  Split-off costs..................................................      (1,680)            --            --
  Other income / (expense), net....................................        (235)          (767)         (530)
                                                                      -------------  ------------  ------------
    Total other (expense) income...................................        (107)          (221)        2,119
                                                                      -------------  ------------  ------------
  Income before provision for income taxes.........................      45,091         35,399        28,247
  Provision for income taxes.......................................     (10,529)       (13,239)      (10,564)
                                                                      -------------  ------------  ------------

  Net income.......................................................    $ 34,562       $ 22,160      $ 17,683
                                                                      =============  ============  ============

  Net income per share, Basic......................................    $   1.75       $   1.17      $   0.95
                                                                      =============  ============  ============

  Net income per share, Diluted....................................    $   1.63       $   1.09      $   0.87
                                                                      =============  ============  ============

  Unaudited Pro Forma Net Income per share post split, Basic (1)      $    0.58    $      0.39   $      0.32
                                                                      =============  ============  ============

  Unaudited Pro Forma Net Income per share post split, Diluted (1)    $    0.54    $      0.36   $      0.29
                                                                      =============  ============  ============

  Weighted average number of common shares outstanding - Basic.....      19,747         19,017        18,565
  Dilutive effect of shares issuable as of period-end under stock
    option plans...................................................       1,484          1,354         1,691
                                                                      -------------  ------------  ------------

  Weighted average number of common shares outstanding - Diluted...      21,231         20,371        20,256
                                                                      -------------  ------------  ------------
  Comprehensive Income:
     Net income....................................................    $ 34,562       $ 22,160      $ 17,683
     Foreign currency translation adjustment.......................         (27)          (108)          (41)
                                                                      ------------  ------------ -------------
  Total comprehensive income.......................................    $ 34,535       $ 22,052      $ 17,642
                                                                      =============  ============  ============
1) See Note 14.

 The accompanying notes are an integral part of the consolidated financial statements.

(


                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                      CLASS A               CLASS B
                                 COMMON STOCK(1)        COMMON STOCK(1)       ADDITIONAL                  CUMULATIVE
                                 -----------------     -----------------        PAID-IN       RETAINED    TRANSLATION
                                 SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL       EARNINGS     ADJUSTMENT     TOTAL
                                 ------     ------     ------      ------       -------       --------    ----------      ------

Balance, December 31, 1999......  7,202   $       72    11,290  $     113      $  26,082      $   19,203 $        (9)   $  45,461
                                  =====   ==========    ======  =========      =========      ========== ===========    =========

Translation Adjustment..........     --          --       --          --             --              --         (41)         (41)
Exercise of Stock Options.......    129           1       --          --            782              --          --          783
Tax Benefit related to Option
  Exercises.....................     --          --       --          --          1,258              --          --        1,258
Employee Stock Purchase Plan....     32          --       --          --            937              --          --          937
Compensatory Grant..............     --          --       --          --            340              --          --          340
  Less Prior year charges.......     --          --       --          --           (294)             --          --         (294)
  Less Unearned portion.........     --          --       --          --            (11)             --          --          (11)
Net Income......................     --          --       --          --             --          17,683          --       17,683
                                 ------   ---------     ------   --------      ---------      ----------- ----------   ----------
Balance, December 31, 2000......  7,363      $   73     11,290    $   113      $ 29,094       $  36,886    $    (50)    $ 66,116
                                  =====      ======     ======    =======      =========      ==========   =========    ========
Translation Adjustment..........     --          --       --          --             --              --        (108)        (108)
Exercise of Stock Options.......    665           7       --          --          5,131              --          --        5,138
Tax Benefit related to Stock
  Plans.........................     --          --       --          --          4,633              --          --        4,633
Employee Stock Purchase Plan....     37          --       --          --            842              --          --          842
Compensatory Grant..............     --          --       --          --            340              --          --          340
  Less Prior year charges.......     --          --       --          --           (329)             --          --         (329)
Net Income......................     --          --       --          --             --          22,160          --       22,160
                                 ------   ---------     ------   ---------     ---------      ----------- ----------   ----------
Balance, December 31, 2001......  8,065      $   80     11,290    $   113      $ 39,711       $  59,046    $   (158)   $  98,792
Translation Adjustment..........     --          --       --          --             --              --         (27)         (27)
Exercise of Stock Options.......  1,037          10       --          --         18,902              --          --       18,912
Tax Benefit related to Stock
  Plans.........................     --          --       --          --         12,111              --          --       12,111
Employee Stock Purchase Plan         28           1       --          --          1,130              --          --        1,131
Net Income......................     --          --       --          --             --          34,562          --       34,562
                                 ------   ---------     ------   ---------     ---------      ----------- ----------   ----------
Balance, December 31, 2002......  9,130    $     91     11,290     $  113      $ 71,854       $  93,608     $  (185)   $  165,481
                                  =====      ======     ======    =======      =========      ==========   =========    ========
(1) See Notes 1, 7, 13, and 14.

               The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                               YEAR ENDED DECEMBER 31,
                                                                               ----------------------
                                                                        2002             2001             2000
                                                                        ----             ----             ----
Cash flows from operating activities:
Net income....................................................       $ 34,562          $ 22,160        $ 17,683
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization..............................          7,842             6,367           4,507
   Provision for doubtful accounts............................            510             1,837             572
   Deferred income taxes......................................             12             7,791           6,341
    Impairment loss on investment.............................             --             1,955              --
   Tax benefit related to stock option exercises..............         12,111             4,633           1,258
Changes in assets and liabilities:
Trade accounts receivable.....................................        (14,663)           (3,833)        (10,825)
Other current assets..........................................         (3,111)           (4,115)         (1,924)
Other assets..................................................           (370)              300            (902)
Accounts payable..............................................          3,296               803           1,414
Accrued and other liabilities.................................         16,493            (5,819)         12,096
                                                                       ------            ------          ------
Net cash provided by operating activities.....................         56,682            32,079          30,220
                                                                       ------            ------          ------
Cash flows used in investing activities:
Purchase of property and equipment............................        (22,268)          (14,953)       (10,652)
Intangible assets acquired....................................        (13,196)               --             --
Investment....................................................             --                --         (1,955)
                                                                       ------            ------          ------
Net cash used in investing activities.........................        (35,464)          (14,953)       (12,607)

Cash flows from financing activities:
Proceeds from stock plans / compensatory grant ...............         20,043             5,991          1,755
(Payments to) proceeds from related party.....................              -                (8)             8
                                                                       ------            ------          ------
Net cash provided by financing activities.....................         20,043             5,983          1,763


Effect of currency translation................................            (27)             (108)           (41)

Increase in cash and cash equivalents.........................         41,234            23,001         19,335
Cash and cash equivalents, at beginning of year...............         84,977            61,976         42,641
                                                                       ------            ------          ------
Cash and cash equivalents, at end of year.....................      $ 126,211          $ 84,977      $  61,976
                                                                    =========          ========      =========
Supplemental information:
Cash paid for income taxes during the year....................        $ 2,896           $ 3,797      $   1,186
                                                                      =======           =======      =========

 The accompanying notes are an integral part of the consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)


1. BASIS OF PRESENTATION

     Cognizant Technology Solutions Corporation (the "Company", "Cognizant", or "CTS") is a leading provider of custom IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in the United States and Europe. Cognizant's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. Cognizant provides the IT services it offers using an integrated on-site/offshore business model. This seamless onsite/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland.

     Cognizant began its IT development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, Cognizant, along with certain other entities, was spun-off from the Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. On June 24, 1998, Cognizant completed its initial public offering of its Class A common stock (the "IPO"). On June 30, 1998, a majority interest in Cognizant, and certain other entities were spun-off from Cognizant Corporation to form IMS Health Incorporated (""IMS Health").
Subsequently, Cognizant Corporation was renamed Nielsen Media Research, Incorporated.

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

     At December 31, 2002, IMS Health owned 55.3% of the outstanding stock of Cognizant (representing all of Cognizant's Class B common stock) and held 92.5% of the combined voting power of Cognizant's common stock. Holders of Cognizant's Class A common stock have one vote per share and holders of Cognizant's Class B common stock have ten votes per share.

     On January 30, 2003, the Company filed a tender offer in which IMS Health stockholders could exchange IMS Health shares held by them for Cognizant Class B common stock held by IMS Health. There will be no impact on the number of Cognizant's total shares outstanding upon the completion of the exchange offer. (See Note 13 to the Consolidated Financial Statements)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit-worthiness of each customer based upon market capitalization and other information, including the aging of the receivables.

INVESTMENTS. Investments in business entities in which the Company does not have control or the ability to exercise significant influence over the operating and financial policies are accounted for under the cost method. Investments are evaluated for impairment at least annually, or as circumstances warrant.

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

GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the purchase price of the former minority interest in the Company's Indian subsidiary over the fair values of amounts assigned to the net assets acquired. Amortization expense had been recorded using the straight-line method over a period of seven years. Amortization expense was $317 for each of the years ended December 31, 2001 and 2000. Accumulated amortization was $1,345 and $1,028 at December 31, 2001 and 2000, respectively. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"), the Company is no longer amortizing its remaining goodwill balance; however, the Company does evaluate goodwill for impairment, in accordance with FAS 142, at least annually, or as circumstances warrant.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


     Other intangibles represent primarily customer relationships and assembled workforce, which are being amortized on a straight-line basis over 10 years and 5-8 years, respectively. The Company evaluates such intangibles for impairment in accordance with FAS 142, at each balance sheet date

LONG-LIVED  ASSETS.  In  accordance  with  Statement  of  Financial   Accounting
Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted in 2002, the Company reviews for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset.

REVENUE RECOGNITION. The Company's services are entered into on either a time-and-materials or fixed-price basis. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for highly complex information technology application development services or that provide for a combination of application development and application maintenance services are recognized as the service is performed using the percentage-of-completion method of accounting, under which the sales value of performance is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Revenues related to fixed-priced contracts that provide solely for application maintenance services are recognized on a straight-line basis or as services are rendered or transactions processed in accordance with contractual terms. Expenses are recorded as incurred over the contract period.

     Fixed-priced contracts are cancellable subject to a specified notice period. All services provided by the Company through the date of cancellation are due and payable under the contract terms. The Company issues invoices related to fixed price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billings, based upon contract milestones or other contractual terms, and the recognition of revenue, based upon the percentage-of-completion method of accounting, are recognized as either unbilled or deferred revenue. Estimates of certain fixed contracts are subject to adjustment as a project progresses to reflect changes in expected completion costs. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. A reserve for warranty provisions under such contracts, which generally exist for ninety days past contract completion, is estimated and accrued during the contract period.

     Revenues related to services performed without a signed agreement or work order are not recognized until there is evidence of an arrangement, such as when agreements or work orders are signed or payment is received; however the cost related to the performance of such work is recognized in the period the services are rendered. Such revenue is recognized when, and if, evidence of an arrangement is obtained.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


ACCOUNTING FOR STOCK-BASED EMPLOYEE COMPENSATION PLANS. At December 31, 2002, the Company has four stock-based employee compensation plans, which are described more fully in Note 8. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                              December 31,
                                                      2002      2001     2000
                                                      ----      ----     ----

Net income, as reported                             $34,562   $22,160   $17,683
  Deduct: Total stock-based compensation expense
   determined under the fair value method for all
   awards, net of related tax benefits               11,562     7,127     4,868
Pro forma net income                                $23,000   $15,033   $12,815

Earnings per share:

  Net income, as reported- basic..................    $1.75     $1.17     $0.95
  Pro forma- basic................................    $1.16     $0.79     $0.69
  Net income, as reported- diluted................    $1.63     $1.09     $0.87
  Pro forma- diluted..............................    $1.08     $0.74     $0.63


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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


USE OF ESTIMATES. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The most significant estimates relate to the allowance for doubtful accounts, reserve for warranties, reserves for employee benefits, depreciation of fixed assets and long-lived assets, contingencies and litigation and the recognition of revenue and profits based on the percentage of completion method of accounting for applicable fixed-bid contracts, income tax expense and related deferred assets and liabilities, and purchase price allocation related to intangible and tangible assets acquired. Results could vary from the estimates and assumptions used in the preparation of the accompanying financial statements.

RISKS AND UNCERTAINTIES

     All of the Company's software development centers, including a substantial majority of its employees are located in India. As a result, the Company may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic conditions. To date, the Company has not engaged in any significant hedging transactions to mitigate its risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local or cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers.

CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash investments with high credit quality financial institutions in investment-grade, short-term debt securities and limits the amount of credit exposure to any one commercial issuer.

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


     CTS India is an export-oriented company, which under the Indian Income Tax Act of 1961, is entitled to claim a tax holiday for a period of ten years with respect to its export profits. Substantially all of the earnings of the Company's Indian subsidiary are attributable to export profits and are therefore currently entitled to a 90% exemption from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by 2009. In prior periods, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, the Company has provided deferred income taxes in the amount of approximately $24,935 on all such undistributed earnings through December 31, 2001.

     During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, the Company intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Bulletin 23, the Company has not accrued taxes on the repatriation of earnings recognized in 2002 as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2002, the amount of unrepatriated earnings upon which no provision for taxation has been recorded is approximately $30,059. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would accrue the applicable amount of taxes associated with such earnings. This change in intent, as well as a change in the second quarter in the manner in which repatriated earnings are taxed in India, resulted in an estimated effective tax rate for the year ended December 31, 2002 of 23.4%. This rate compares to an effective tax rate for the years ended December 31, 2001 and 2000 of 37.4%.

     Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided for as it is the Company's intent to reinvest such earnings. Such income taxes are immaterial.

NET INCOME PER SHARE. Basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding.

RECLASSIFICATIONS. Certain prior-year amounts have been reclassified to conform with the 2002 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ADOPTED:

     In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting
Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30,

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


2001. FAS 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. At December 31, 2002, the Company evaluated both goodwill and intangible assets and concluded that they had not been impaired. FAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 141 and FAS 142 did not have a material effect on the Company's financial position or results of operations.

     The following table sets forth the Company's results had FAS 142 been applied to the prior-period financial statements presented herein.


                                                   2002      2001     2000
                                                   ----      ----     ----

Reported Net Income                              $34,562   $22,160   $17,683
Reversal of Goodwill Amortization - net of tax         0       317       317
                                                 -------   -------   --------
Adjusted Net Income excluding Goodwill
Amoritization                                    $34,563   $22,477   $18,000

Adjusted Basic EPS excluding Goodwill
Amoritization                                     $ 1.75    $ 1.18    $ 0.97

Adjusted Diluted EPS excluding Goodwill
Amoritization                                     $ 1.63    $ 1.10    $ 0.89


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

     In December 2002, Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123" (FAS 148) was issued. FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted these amended disclosure requirements (See Note 2 to the Consolidated Financial Statements) under the heading "Accounting for Stock Based Compensation Plans" and will implement the required interim disclosures beginning in the first quarter of 2003.

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus in EITF 00-21 "Revenue Arrangements with Multiple Deliverables". The consensus, which is effective for contracts entered into in fiscal periods beginning after June 15, 2003, requires that a Company should evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. That evaluation must be performed at the inception of the arrangement and as each item in the arrangement is delivered. Arrangement consideration should be then allocated among the separate units of accounting based on their relative fair values. EITF 00-21 indicates that the best evidence of fair value is the price of a deliverable when it is regularly sold on a standalone basis. Fair value evidence often consists of entity-specific or vendor-specific objective evidence (VSOE) of fair value.

     The Company enters into contracts that could be considered arrangements with multiple deliverables. These contracts are primarily long-term fixed-bid contracts that provide both application maintenance and application development services. As indicated in Note 2 to the Consolidated Financial Statements, the Company accounts for such contracts using percentage of completion accounting, which is the prevailing industry practice. The Company is currently evaluating the possible prospective impact of EITF 00-21 on the Company's results of operations related to contracts entered into after June 15, 2003.


3. SUPPLEMENTAL FINANCIAL DATA

PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:



                                                 ESTIMATED
                                                 USEFUL LIFE               DECEMBER 31
                                                   (Years)           2002               2001
                                                ------------      ------------        ---------

Buildings................................           30             $ 17,574           $   3,930
Computer equipment and purchased software
                                                     3               33,829              27,160
Furniture and equipment..................          5 - 9              1,999               1,958
Land.....................................                             1,705               1,678
Leasehold improvements...................     Over shorter of         8,542               6,418
                                               lease term or
                                               life of asset
                                                               -----------------   ----------------
  Sub-total..............................                            63,649              41,144
Accumulated depreciation and amortization
                                                                    (24,559)            (16,805)
                                                               -----------------   ----------------
                                                               -----------------   ----------------

Property and Equipment - Net.............                         $  39,090           $  24,339
                                                               =================   ================

     Depreciation expense was $7,516, 6,368 and 4,507 for the years ended December 31, 2002, 2001 and 2000, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                         DECEMBER 31,
                                                   2002                2001
                                                   ----                ----

Accrued compensation and benefits...........  $   17,907          $   7,676
Deferred revenue............................       5,075              2,696
Accrued professional fees...................       3,757              1,411
Accrued vacation ...........................       3,274              2,465
Accrued travel and entertainment............       2,131              1,705
Other.......................................       2,395              2,093
                                             --------------     ---------------
Total                                         $   34,539           $ 18,046
                                             ==============     ===============



4. INVESTMENTS

     On June 30, 2002, Cognizant Technology Solutions Ireland Limited ("CTS Ireland"), a newly formed wholly owned subsidiary of the Company, purchased certain assets and assumed certain liabilities from UnitedHealthcare Ireland Limited ("UHCI"), a subsidiary of UnitedHealth Group, for $3,043 (including approximately $143 of direct deal costs). In accordance with FAS 142, this transaction was determined to be an acquisition of assets, not a business combination.

     UHCI previously provided, and will continue to provide through CTS Ireland, application development and maintenance services, using the existing staff of approximately 70 software professionals. The acquisition of the assets of UHCI, is designed to enable the Company to provide a wide range of services to the Company's clients in Europe and worldwide and represents the initial implementation of the Company's previously announced international expansion strategy.

     In accordance with FAS 142, the Company has allocated, based upon an independent appraisal, the purchase price to the UHCI tangible and intangible assets and liabilities acquired. The details of the allocation and the respective useful lives over which these assets are being amortized are provided in the table below. Amortization of $148, related to the acquisition of these assets, has been included in the Consolidated Statements of Operations for the six-month period ended December 31, 2002. Such net assets, excluding amounts assigned to fixed assets, have been included as intangible assets in the Consolidated Balance Sheets and as identifiable assets in the European segment in Note 12. The operating results of CTS Ireland have been included in the consolidated financial statements of the Company effective July 1, 2002.

     On October 29, 2002, the Company completed the transfer of Silverline Technologies, Inc.'s ("Silverline") practice, which serviced a major financial services company to the Company for $10,424 (including approximately $620 of direct deal costs). In accordance with FAS 142, this transaction was determined to be an acquisition of assets, not a business combination.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

     Under the terms of the transfer, the Company will provide application design, development and maintenance services to such major financial services company through an acquired workforce of approximately 300 IT and support professionals located primarily in the United States and India. Amortization of $178, related to the acquisition of these assets, has been included in the Consolidated Statements of Operations for the two-month period ended December 31, 2002. Such net assets have been included as intangible assets in the Consolidated Balance Sheets and as identifiable assets in the North American segment in Note 12.

     Since the transfer was effected on October 29, 2002, the operating results of this transfer have been included in the consolidated financial statements of the Company commencing from that date.

     The operating results of UHCI and Silverline, for the periods included indicated above, were not material to the consolidated operating results of the Company for the year ended December 31, 2002.

         The purchase price for UHCI and Silverline's financial services company practice was allocated to the following tangible and intangibles assets and is being amortized over the useful lives indicated below:


                             UHCI       Useful Life   Silverline    Useful Life
                             ----       -----------   ----------    -----------

Customer Relationship      $2,577        10 years        $9,515       10 years

Assembled Workforce           195         5 years           909        8 years

Fixed Assets                  271       3-5 years             -        -
                            -----                       --------
Purchase Price             $3,043                       $10,424
(Incl. Deal costs)          -----                       --------


     The estimated aggregate amortization expense for intangible assets for each of the succeeding five fiscal years is; 2003 through 2006: $1,362, 2007: $1,342.

     In June 2000, the Company announced a strategic relationship with Trident Capital, a leading venture capital firm, to jointly invest in emerging e-business service and technology companies. In accordance with this strategy, the Company invested $1,955 in Questra Corporation ("Questra"), an e-business software and consulting firm headquartered in Rochester, New York, in return for a 5.8% equity interest. Trident Capital also independently made a direct investment in Questra. The Company's investment is being accounted for under the cost basis of accounting.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


     The Company reviews for impairment certain assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the fourth quarter of 2001, Questra issued Preferred B shares in exchange for $19 million of new venture capital financing. Since the Company did not participate, its ownership interest in Preferred A shares was reduced from 5.8% to 2.1%. Based on the implied fair value of Questra, as measured by the latest round of financing, and considering the preferential liquidation rights that the Preferred B shareholders received, the Company has concluded that it will not recover its investment in Questra and has recorded an impairment loss of $1,955 to recognize the other than temporary decline in value of its investment.

5. EMPLOYEE BENEFITS

     Beginning in 1997, certain U.S. employees of the Company were eligible to participate in Cognizant Corporation's and now IMS Health's 401(k) plan. The Company matches up to 50.0% of the eligible employee's contribution. The amount charged to expense for the Company's matching contribution was $0, $0, and $31 for the years ended December 31, 2002, 2001 and 2000, respectively. In 2000, the Company established a 401(k) plan, which certain U.S. employees of the Company became eligible to participate in. The Company matches up to 50.0% of the eligible employee's contribution. The amount charged to expense for the matching contribution was $479, $351 and $195 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Certain of the Company's employees participate in IMS Health's defined benefit pension plan and a defined contribution plan in the United Kingdom and Ireland sponsored by the Company. The costs to the Company recognized as postretirement benefit costs and related liabilities were not material to the Company's results of operations or financial position for the years presented. (See Note 9 to the Consolidated Financial Statements.)

     CTS India maintains an employee benefit plan that covers substantially all India-based employees. The employees' provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to twelve percent of their base compensation, which is matched by an equal contribution by CTS India. Contribution expense recognized was $928, $790, and $501 for the years ended December 31, 2002, 2001 and 2000, respectively.

     CTS India also maintains a statutory gratuity plan that is a statutory postemployment benefit plan providing defined lump sum benefits. CTS India makes annual contributions to an employees' gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. The Company estimates its obligation based upon employees' salary and years of service. Expense recognized by the Company was $752, $902, and $511 for the years ended December 31, 2002, 2001 and 2000, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


6. INCOME TAXES

     Income before provision for income taxes consisted of the following for years ended December 31:


                                                                             2002        2001          2000
                                                                             ----        ----          ----

U.S.                                                                      $11,892     $  7,236      $  7,469
Non-U.S.                                                                   33,199       28,163        20,778
                                                                           ------       ------        ------
Total                                                                     $45,091      $35,399       $28,247
                                                                          -------      -------       -------

     The provision (benefit) for income taxes consists of the following for the years ended December 31:


                                                                             2002        2001          2000
                                                                             ----        ----          ----
U.S. Federal and state:
 Current                                                                  $ 6,292     $ 2,986       $ 3,276
 Deferred                                                                   1,565       8,620         6,409
                                                                            -----       -----         -----
 Total U.S. Federal and state                                               7,857      11,606         9,685

Non-U.S.:
 Current                                                                    2,432       1,466           961
 Deferred                                                                     240         167           (82)
                                                                            -----       -----         -----
 Total non-U.S.                                                             2,672       1,633           879
                                                                            -----       -----         -----
 Total                                                                    $10,529     $ 13,239      $10,564
                                                                          -------     --------      -------

     The following table sets forth the significant differences between the U.S. federal statutory taxes and the Company's provision for income taxes for consolidated financial statement purposes:


                                                                             2002       2001          2000
                                                                             ----       ----          ----

Tax expense at U.S. Federal statutory rate                                $15,782     $12,390       $ 9,604
State and local income taxes, net of Federal benefit                          867         361           375
Non-deductible Goodwill amortization                                            0         111           108

Rate differential on foreign earnings                                      (7,544)         --            --
Other                                                                       1,424         377           477
                                                                            -----     -------       -------
Total income taxes                                                        $10,529     $13,239       $10,564
                                                                          -------     -------       -------

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

The Company's deferred tax assets (liabilities) are comprised of the following at December 31:

                                                  2002          2001
                                                 ------        ------

Deferred tax assets:
  Timing differences                          $    430       $  1,042
                                              --------       --------
                                                   430          1,042
                                              --------       --------
Net deferred tax assets


Deferred tax liabilities:
 Undistributed Indian income                   (24,935)       (25,535)
                                              --------       --------
Total deferred tax liabilities                 (24,935)       (25,535)
                                              --------       --------

Net deferred tax liability                    $(24,505)     $ (24,493)


     Cognizant has generated net operating losses for U.S. tax purposes of approximately $8.6 million. These losses have an expiration date for Federal purposes through 12/31/22. For state purposes, the date of expiration varies but will generally be less than the Federal expiration period.

     Cognizant's Indian subsidiary, CTS India, is an export-oriented company, which, under the Indian Income Tax Act of 1961 is entitled to claim tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of CTS India are attributable to export profits and are therefore currently entitled to a 90% exemption from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by March of 2009. Prior to 2002, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, Cognizant has provided deferred income taxes in the amount of approximately $24,935 on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, Cognizant made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, Cognizant intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Bulletin 23, Cognizant will no longer accrue taxes on the repatriation of earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2002, the amount of unrepatriated earnings upon which no provision for taxation has been recorded is approximately $30,059. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, Cognizant will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

     This change in intent, as well as a change in the manner in which repatriated earnings are taxed in India, resulted in an estimated effective tax rate for the year ended December 31, 2002 of 23.4%. This rate compares to an effective tax rate for the year ended December 31, 2001 of 37.4%.

     Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided for as it is the Company's intent to reinvest such earnings. Such income taxes are immaterial.

7. CAPITAL STOCK

     On June 24, 1998, the Company consummated its Initial Public Offering ("IPO") of 5,834,000 shares of its Class A common stock at a price of $5.00 per share (on a post-split basis), 5,000,000 of which were issued and sold by the Company and 834,000 of which were sold by Cognizant Corporation, the Company's then majority owner and controlling parent company. The net proceeds to the Company from the IPO were approximately $22,407 after $843 of direct expenses. In July 1998, IMS Health (the accounting successor to Cognizant Corporation) sold 875,100 shares of Class B common stock, which were converted to Class A common stock pursuant to an over allotment option granted to the underwriters of the IPO. Of the total net proceeds received by the Company upon the consummation of its IPO, approximately $6,637 was used to repay the related party balance then owed to Cognizant Corporation. The related party balance resulted from certain advances to the Company from Cognizant Corporation used to purchase the minority interest of the Company's Indian subsidiary and to fund payroll and accounts payable. Concurrent with the IPO, the Company reclassified the amounts in mandatorily redeemable common stock to stockholders' equity as the redemption feature was voided.

     On June 12, 1998, the Company amended and restated its certificate of incorporation to authorize 100,000,000 shares of Class A common stock, par value $.01 per share, 15,000,000 shares of Class B common stock, par value $.01 per share, and 15,000,000 shares of preferred stock, par value $.10 per share, and effected a 0.65 for one reverse stock split. Holders of Class A common stock have one vote per share and holders of Class B common stock have ten votes per share. Holders of Class B common stock are entitled to convert their shares into Class A common stock at any time on a share for share basis. Shares of Class B Common Stock transferred to stockholders of IMS Health in a transaction intended to be on a tax-free basis (a "Tax-Free Spin-Off") under the Internal Revenue Code of 1986, as amended shall not convert to shares of Class A Common Stock upon the occurrence of such Tax-Free Spin-Off. (See Note 13 to the Consolidated Financial Statements). No preferred stock has been issued.

     On February 11, 2000, the Board of Directors declared a 2-for-1 stock split of Class A and Class B Common Stock effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000. The stock split has been reflected in the financial statements, and all applicable references to the number of outstanding common shares and per share information has been restated. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options. Stockholders' equity account has been

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the capital in excess of par value account to the common stock accounts.

     On May 23, 2000, the stockholders of the Company approved an increase in the number of authorized Class B common Stock from 15,000,000 shares to 25,000,000 shares.

     At December 31, 2002, IMS Health owned 55.3% of the outstanding stock of Cognizant (representing all of Cognizant's Class B common stock) and held 92.5% of the combined voting power of Cognizant's common stock. Holders of Cognizant's Class A common stock have one vote per share and holders of Cognizant's Class B common stock have ten votes per share. (See Note 13 to the Consolidated Financial Statements).

     On January 30, 2003, the Company filed a tender offer in which IMS Health shareholders could exchange IMS Health shares held by them for Cognizant Class B common stock held by IMS Health. There will be no impact on the number of Cognizant's total shares outstanding upon the completion of the exchange offer. As a direct result of the IMS Health exchange offer, Cognizant has incurred charges in the fourth quarter of 2002 of $1.7 million related to direct and incremental legal, accounting, printing and other costs.


8. EMPLOYEE STOCK-BASED COMPENSATION PLANS

     In July 1997, CTS adopted a Key Employees Stock Option Plan, which provides for the grant of up to 1,397,500 stock options (each option exercisable into one
(1) share of the Company's Class A common stock) to eligible employees. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. As a result of the IPO, all options have a life of ten years, vest proportionally over four years and have an exercise price equal to the fair market value of the common stock on the grant date.

     In December 1997, CTS adopted a Non-Employee Directors' Stock Option Plan, which provides for the grant of up to 143,000 stock options (each option exercisable into one (1) share of the Class A common stock) to eligible directors. Options granted under this Company's plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. As a result of the IPO, all options have a life of ten years, vest proportionally over two years and have an exercise price equal to the fair market value of the common stock on the grant date.

     In March 1998, CTS granted non-qualified stock options to purchase an aggregate of 97,500 shares of Class A common stock to CTS's Chairman and Chief Executive Officer at an exercise price of $13.84 per share, an amount less than the then fair market value of the underlying shares on the date of the grant. The Company has recorded the related compensation expense over the vesting period of these options.

     In May 1999, CTS adopted the 1999 Incentive Compensation Plan, which provides for the grant of up to 2,000,000 stock options (each option exercisable into one (1) share of the

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


Company's Class A common stock) to eligible employees, nonemployee Directors and independent contractors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. All options have a life of ten years, vest proportionally over four years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the grant date. On May 23, 2000, the stockholders of the Company approved an increase in the number of shares available for issuance under this plan from 2,000,000 to 3,000,000 shares. On May 30, 2001, the stockholders of the Company approved an increase in the number of shares available for issuance under this plan from 3,000,000 to 6,000,000.

     In May 1999, CTS adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of up to 800,000 shares of CTS Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to designate in advance of specified purchase periods a percentage of compensation to be withheld from their pay and applied toward the purchase of such number of whole shares of Class A common stock as can be purchased at a price of 85% of the lesser of (a) the fair market value of a share of Class A common stock on the first date of the purchase period; or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. No employee can purchase more than $25,000 worth of stock annually, and no stock can be purchased by any person which would result in the purchaser owning more than five percent or more of the total combined voting power or value of all classes of stock of the Company. In accordance with APB 25, no compensation expense was recorded in connection with the purchase of shares by employees.

     During the year ended December 31, 2002, approximately 28,000 shares of Class A common stock were purchased by employees under the Purchase Plan. At December 31, 2002, there were approximate 708,605 shares available for future issuance under the Purchase Plan.

     A summary of the Company's stock option activity, and related information is as follows as of December 31, 2002, 2001 and 2000:


                                  ------------------------------------------------------------------------------
                                    2002          2002       2001          2001        2000         2000
                                   -----------------------------------------------------------------------------
                                                WEIGHTED                 WEIGHTED                   WEIGHTED
                                                AVERAGE                  AVERAGE                    AVERAGE
                                                EXERCISE                 EXERCISE                   EXERCISE
                                     SHARES      PRICE        SHARES      PRICE       SHARES         PRICE
                                     ------     --------      ------     --------     ------        --------

Outstanding at beginning of year    4,305,541    $24.08     3,681,312     $18.90     2,551,808      $  8.37
Granted, Employee Option Plan              --        --            --         --            --           --
Granted, Directors Option Plan             --        --            --         --            --           --
Granted, 1999 Incentive Comp. Plan    692,500    $45.20     1,541,600     $31.71     1,408,000      $ 37.59
Exercised                          (1,037,590)   $18.23     (666,019)     $ 7.71      (129,868)     $  6.01
Cancelled                            (148,000)   $36.42     (238,352)     $37.57      (147,878)     $ 26.43
Expired                                (2,900)   $43.33      (13,000)     $53.70          (750)     $ 12.22
                                    -----------------------------------------------------------------------------
Outstanding - end of year            3,809,551   $29.01     4,305,541     $24.08     3,681,312      $ 18.90
                                    -----------------------------------------------------------------------------
Exercisable - end of year            1,214,578   $20.51     1,192,510     $13.99       956,608      $  5.83

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


         At December 31, 2002, 1,727,431 options(each option exercisable into one (1) share of the Company's Class A common stock) were available for future issuance under the Company's option plans.


     The following summarizes information about the Company's stock options outstanding and exercisable by price range at December 31, 2002:


---------------------------------------------------------------------------------------------------
            Options Outstanding                                   Options Exercisable
---------------------------------------------------------------------------------------------------
                                                       Weighted                      Weighted
                                 Weighted Average      Average                       Average
    Range of          Number   Remaining Contractual   Exercise                      Exercise
 Exercise Prices   Outstanding    Life in Years         Price         Options         Price
 ----------------  -----------   --------------      ----------      ----------     ---------
  $1.93 - $1.93      123,900        4.6 Years           $ 1.93         123,900        $ 1.93
  $3.46 - $5.00       92,530        5.3 Years           $ 4.18          92,530        $ 4.18
  $5.44 - $8.06        7,000        5.7 Years           $ 6.56           7,000        $ 6.56
$11.00 - $15.31      854,257        6.4 Years          $ 12.34         502,309       $ 12.30
$20.78 - $30.94      925,920        8.3 Years          $ 28.13         135,445       $ 28.24
$31.50 - $45.50    1,283,644        8.2 Years          $ 36.12         279,494       $ 35.63
$47.91 - $68.75      522,300        9.2 Years          $ 51.52          73,900       $ 57.80
                   --------                                            ------
     Total         3,809,551        7.8 Years          $ 29.01       1,214,578       $ 20.51
----------------------------------------------------------------------------------------------------


Compensation cost recognized by the Company under APB 25 was $0, $11, and $35 for 2002, 2001 and 2000, respectively.

     Had compensation cost for the Company's stock-based compensation plans, as well as the IMS Health options held by certain executive officers (See Note 9 to the Consolidated Financial Statements), been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            DECEMBER 31,
                                                    2002       2001        2000
                                                    ----       ----        ----

Net income, as reported.........................  $34,562    $22,160    $17,683
  Deduct: Total stock-based compensation
   expense determined under the fair value
   method for all awards, net of related tax
   benefits.....................................   11,562      7,127      4,868
Pro forma net income............................  $23,000    $15,033    $12,815

Earnings per share:
  Net income, as reported- basic................    $1.75      $1.17      $0.95
  Pro forma - basic.............................    $1.16      $0.79      $0.69
  Net income, as reported- diluted..............    $1.63      $1.09      $0.87
  Pro forma - diluted..........................     $1.08      $0.74      $0.63

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)



     The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

     For purposes of pro forma disclosures only, the fair value for all Company options was estimated at the date of grant using the Black-Scholes option model with the following weighted average assumptions in 2002: risk-free interest rate of 2.71%, expected dividend yield of 0.0%, expected volatility of 65% and weighted average expected life of 2.9 years. 2001 assumptions; risk-free interest rate of 4.3%, expected dividend yield of 0.0%, expected volatility of 78% and weighted average expected life of 3.0 years. 2000 assumptions; risk-free interest rate of 6.1%, expected dividend yield of 0.0%, expected volatility of 75% and expected life of 3.9 years. The weighted-average fair value of the Company's options granted during 2002, 2001 and 2000 was $20.04, $16.68, and $21.71, respectively.

9. RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

REVENUES. The Company and IMS Health have entered into Master Services Agreements pursuant to which the Company provides certain IT services to IMS Health. The Company recognized related party revenues from IMS Health totaling $20,429 and $18,809 in 2002 and 2001, respectively. In 2000, the Company recognized related party revenues totaling $14,273, including revenues from IMS Health and Strategic Technologies, a then affiliated subsidiary, (through August 30, 2000).

AFFILIATED AGREEMENTS. In 1997, the Company entered into various agreements with Cognizant Corporation, which were assigned to IMS Health as part of the 1998 Reorganization. The agreements included an Intercompany Services Agreement for services provided by IMS Health such as payroll and payables processing, tax, real estate and risk management services, a License Agreement to use the "Cognizant" trade name and an Intercompany Agreement. On July 1, 1998, IMS Health transferred all of its rights to the "Cognizant" name and related trade and service marks to the Company.

SERVICES. In 2002 and 2001, IMS Health provided the Company with certain administrative services, including payroll and payables processing and permitted the Company to participate in IMS Health's business insurance plans. In prior periods, IMS Health provided certain other services such as tax planning and compliance, which have now been transitioned to the Company. All services were performed under the CTS / IMS Health intercompany services agreement. Total costs charged to the Company by IMS Health in connection with these services were $656, $440 and $254 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

("Trizetto"). As of December 31, 2002, IMS Health owned approximately 26.4% of the outstanding common stock of Trizetto. During 2002 and 2001, the Company recorded revenues from Erisco of approximately $2,577 and $401, respectively and payments to Erisco for commissions and marketing fees of approximately $697 and $1,012, respectively.

PENSION PLANS. Certain U.S. employees of the Company participated in IMS Health's defined benefit pension plans. The plans are cash balance pension plans under which six percent of creditable compensation plus interest is credited to the employee's retirement account on a monthly basis. The cash balance earns monthly investment credits based on the 30-year Treasury bond yield. At the time of retirement, the vested employee's account balance is actuarially converted into an annuity. The Company's cost for these plans is included in the allocation of expense from IMS Health for employee benefits plans.

STOCK OPTIONS. In November 1996, in consideration for services to the Company, Cognizant Corporation granted an executive officer and director of the Company options to purchase an aggregate of 114,900 shares (on a pre-split basis) of the common stock of Cognizant Corporation at an exercise price of $33.38 per share. Such executive officer and director agreed to forfeit options to purchase 58,334 shares (on a pre-split basis) of Cognizant Corporation common stock upon the consummation of the Company's initial public offering. In July 1998, IMS Health granted an executive officer options to purchase an aggregate of 8,158 shares (on a pre-split basis) of the common stock of IMS Health at an exercise price of $30.17 per share. All remaining such options have since been converted into options to purchase the common stock of IMS Health as a result of the Reorganization that occurred on July 1, 1998, the two-for-one split of IMS Health stock that occurred on January 15, 1999, the distribution of Gartner Group shares that occurred on July 26, 1999 and the distribution of Synavant Inc. (formerly known as Strategic Technologies) shares that occurred on August 30, 2000. At December 31, 2002 after adjusting for the Reorganization, the split of IMS Health's stock and the distribution of Gartner Group and Synavant Inc. shares, such officer had 172,297 options in IMS Health outstanding at a weighted average exercise price of $15.96 per share. At December 31, 2002, 172,297 options were exercisable.

     In November 1996, Cognizant Corporation granted an executive officer options to purchase an aggregate of 60,000 shares (on a pre-split basis) of the common stock of Cognizant Corporation at an exercise price of $33.38 per share. In addition, in November 1996, such executive officer was granted options to purchase an aggregate of 20,000 shares (on a pre-split basis) of the common stock of Cognizant Corporation at an exercise price of $33.38 per share, which was equal to the fair market value at the grant date, by paying ten percent of the option exercise price as an advance payment toward such exercise. The unvested portion of such advance payment is refundable under certain conditions. The remaining 90 percent is payable at exercise. In July 1998, IMS Health granted an executive officer options to purchase an aggregate of 9,106 shares (on a pre-split basis) of the common stock of IMS Health at an exercise price of $30.17 per share. All remaining such options have since been converted into options to purchase the common stock of IMS Health as a result of the Reorganization, the two-for-one split of IMS Health stock, the distribution of Gartner Group and Synavant Inc. shares

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

discussed above. At December 31, 2002, after adjusting for the Reorganization, the split of IMS Health's stock and the distribution of Gartner Group and Synavant Inc. shares, such officer had 127,379 options in IMS Health outstanding at a weighted average exercise price of $15.96 per share. At December 31, 2002, 127,379 options were exercisable.

10. COMMITMENTS

     As of December 31, 2002, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $28.8 million, of which $19.2 million has been spent as of December 31, 2002.

     The Company leases office space and equipment under operating leases, which expire at various dates through the year 2011. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2002 are as follows:

     2003.........................................................$5,799
     2004..........................................................3,829
     2005..........................................................2,229
     2006..........................................................1,755
     2007..........................................................1,252
     Thereafter....................................................2,090
     Total minimum lease payments................................$16,954

     Rental expense totaled $5,201, $3,175 and $3,472 for years ended December 31, 2002, 2001 and 2000, respectively.

11. CONTINGENCIES

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

12. SEGMENT INFORMATION

     The Company, operating globally, provides software services for medium and large businesses. North American operations consist primarily of software services in the United States and Canada. European operations consist of software services principally in the United Kingdom and Ireland. Asian operations consist of software services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation.

     In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Information about the Company's operations and total assets in North America, Europe and Asia for the years ended December 31, 2002, 2001 and 2000 are as follows:

                               2002             2001             2000
                               ----             ----             ----
REVENUES (1)(1a)
North America (2)         $ 199,605        $ 151,933        $ 114,932
Europe(3)                    27,886           24,221           20,959
Asia                          1,595            1,624            1,140
                         ------------------------------------------------
Consolidated              $ 229,086        $ 177,778        $ 137,031
                         ------------------------------------------------

OPERATING INCOME (1)
North America(2)          $  39,380        $  30,435        $  21,918
Europe(3)                     5,503            4,860            3,994
Asia                            315              325              216
                          ------------------------------------------------
Consolidated              $  45,198        $  35,620        $  26,128
                          ------------------------------------------------

IDENTIFIABLE ASSETS
North America(2)          $ 133,417        $  88,328        $  71,464
Europe(4)                    12,972            5,322            7,293
Asia                         85,083           51,333           30,783
                          ------------------------------------------------
Consolidated              $ 231,473        $ 144,983        $ 109,540
                          ------------------------------------------------

     (1) Revenues and resulting operating income are attributed to regions based upon customer location.

     (1a) Application development and integration services represented approximately 46.1%, 42.9% and 42.7% of revenues in 2000, 2001 and 2002, respectively. Application maintenance services accounted for 47.0%, 51.8% and 57.3% of revenues in 2000, 2001, and 2002, respectively.

     (2)  Substantially all relates to operations in the United States.

     (3) Includes revenue from operations in the United Kingdom of $13,718, $19,895 and $25,785 in 2000, 2001 and 2002, respectively.

     (4) Includes identifiable assets in the United Kingdom of $3,325, $5,269 and $9,610 in 2001, 2001 and 2002, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


     No third party customer accounted for sales in excess of 10% of revenues in 2002, 2001 and 2000. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was affiliated with the Company.


NOTE 13. SUBSEQUENT EVENT - IMS HEALTH EXCHANGE OFFER

     On February 13, 2003, IMS Health completed its plan to distribute all of the Cognizant Class B common stock that IMS Health owned in an exchange offer. There is no impact on the number of Cognizant's total shares outstanding as a result of the completion of the exchange offer. As of February 21, 2003, pursuant to the Company's Restated Certificate of Incorporation, all 11,290,900 shares of Class B common stock converted into shares of Class A common stock. Accordingly, as of such date, there are no shares of Class B common stock outstanding and the share and equity balances that relate to Class B common stock will be reclassed to the share and equity balances of Class A common stock.

     In connection with the exchange offer, IMS Health, as the Company's majority shareholder, approved amendments to Cognizant's certificate of incorporation that became effective following consummation of the exchange offer. The material terms of these amendments:

     o    provide for a classified board of directors;


     o    set the number of Cognizant's directors; and


     o provide for supermajority approval requirements for actions to amend, alter, change, add to or repeal specified provisions of Cognizant's certificate of incorporation and any provision of the by-laws.

     In connection with the exchange offer, Cognizant's Board of Directors also approved amendments to Cognizant's by-laws, which became effective following completion of the exchange offer. The material terms of these amendments made to Cognizant's by-laws affect nominations of persons for election to the Board of Directors and proposals of business at annual or special meeting of stockholders. Cognizant's Board of Directors also adopted a stockholders rights plan providing certain rights to stockholders under certain circumstances.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)


     Additionally, the Company amended existing agreements with IMS Health which included:

     o an amended and restated Intercompany Services Agreement, which provides for the continued provision of payroll, payables processing and certain other administrative services for a term of up to one year; and

     o a Master Services Agreements pursuant to which the Company continues to provides IT services to IMS Health on terms that are comparable to unrelated third parties;

     The Company also entered into a Distribution Agreement, dated January 7, 2003, with IMS Health the ("Distribution Agreement"), the terms of which were approved by a special committee of the Board of Directors of the Company, which was comprised of the Company's independent directors. The Distribution Agreement sets forth certain rights and obligations of IMS Health and the Company in respect of the exchange offer in addition to those provided in the Intercompany Services Agreement. The material terms of the Distribution Agreement include:

     o the resignation of David M. Thomas and Nancy E. Cooper from any boards of directors of the Company's subsidiaries on which they served;

     o indemnification provisions in respect of the respective disclosure in the exchange offer documents, the conduct of the exchange offer and any failure to perform the Distribution Agreement;

     o the agreement of the Company to undertake to be jointly and severally liable to certain of IMS Health's prior affiliates for liabilities arising out of or in connection with IMS Health's business and the businesses of the Company and other successors to the businesses of Cognizant Corporation in accordance with the terms of the Distribution Agreement dated as of October 28, 1996, among Cognizant Corporation, which has been renamed Nielsen Media Research, Inc., The Dun &
          Bradstreet Corporation, which has been renamed the R.H. Donnelly Corporation and ACNielsen Corporation and related agreements. However, subject to the general allocation of liabilities arising from the respective businesses of IMS Health and the Company, IMS Health has agreed to indemnify and reimburse the Company for liabilities incurred with respect to these undertakings;

     o the continuation of certain commercial relationships between the companies for a period of at least three years; and

     o provisions governing the administration of certain insurance programs and procedures for making claims;

     The Distribution Agreement also provides that IMS Health and the Company will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

In addition, pursuant to the Distribution Agreement, the Company indemnifies IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach in the representations the Company made to and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. This indemnification liability could be material to the Company's quarterly and annual operating results, financial position and cash flows.

NOTE 14. SUBSEQUENT EVENT - STOCK SPLIT (UNAUDITED)

     On March 5, 2003, the Board of Directors declared a 3-for-1 stock split effected by a 200% dividend payable on April 1, 2003 to stockholders of record on March 19, 2003. Pro forma unaudited earnings per share reflective of the stock split have been presented in the Company's Consolidated Statement of Operations. The historical share and per share amounts have not been restated to reflect the 3-for-1 stock split. Such amounts will be restated upon the effective date of the stock dividend.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)



QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Three Months Ended
                                            ----------------------------------------------------------------
2002                                         March 31       June 30       September 30       December 31        Full Year
--------------------------------------------------------------------------------------------------------------------------

Operating Revenue                             $46,484        $54,358      $61,233             $67,011          $229,086
Gross Profit                                  $22,295        $25,010      $28,263             $30,817          $106,385
Income from Operations                         $9,146        $10,702      $12,108             $13,242          $ 45,198
Net Income                                     $7,109         $8,647       $9,667              $9,139(1)       $ 34,562(1)
Earnings Per Share of Common Stock
  Basic                                         $0.37          $0.44        $0.49               $0.45          $  1.75
  Diluted                                       $0.35          $0.41        $0.45               $0.42          $  1.63
--------------------------------------------------------------------------------------------------------------------------


                                                                 Three Months Ended
                                          ----------------------------------------------------------------
2001                                         March 31       June 30       September 30       December 31        Full Year
---------------------------------------------------------------------------------------------------------------------------

Operating Revenue                             $43,404       $45,411       $45,502             $43,461          $177,778
Gross Profit                                  $21,035       $22,030       $22,393             $21,472          $ 86,930
Income from Operations                         $8,389       $ 8,874       $ 9,323             $ 9,034          $ 35,620
Net Income                                     $5,565       $ 5,847       $ 6,108             $ 4,640          $ 22,160
Earnings Per Share of Common Stock
  Basic                                         $0.30       $  0.31       $  0.32             $  0.24          $   1.17
  Diluted                                       $0.28       $  0.29       $  0.30             $  0.23          $   1.09(2)
----------------------------------------------------------------------------------------------------------------------------

     This table has not been restated to reflect the Company's 3-for-1 stock split which will be effective April 1, 2003. (See Note 14 to the Consolidated Financial Statements)

(1)  Includes split-off costs of $1,700, net of tax.

(2) The sum of the quarterly earnings per share does not equal full year earnings per share due to rounding.

                   Cognizant Technology Solutions Corporation
                        Valuation and Qualifying Accounts
                             (Dollars in Thousands)


Accounts Receivable Allowance:


          Balance at    Charged to    Charged to
         Beginning of    Costs and      Other                       Balance at
Year        Period        Expenses     Accounts      Deductions   End of Period
----    --------------  ------------  ------------   ----------   -------------
2002     $     882       $    533         --          $    554      $   861
2001     $     516       $  1,895         --          $  1,529      $   882
2000     $     225       $    572         --          $    281      $   516