Form 10-Q
period 2003-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2003-05-14
CIK 1058290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[ X ]  Quarterly  Report  pursuant  to Section  13 or 15(d)  of  the  Securities
       Exchange Act of 1934. For the quarterly period ended    March 31, 2003
                                                               --------------

[   ]  Transition  Report pursuant  to Section  13 or  15(d) of  the  Securities
       Exchange Act of 1934. For the transition period from        to
                                                          --------    --------

                         Commission File Number 0-24429

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                          13-3728359
---------------------------------                  -----------------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                           500 Glenpointe Centre West
                            Teaneck, New Jersey 07666
                                 (201) 801-0233
                        (Address, including zip code, and
                                    telephone
                         number (including area code) of
                                  registrant's
                           principal executive office)
                       -----------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes:  X                                         No:
               -----                                          -----

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

           Yes:  X                                         No:
               -----                                          -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 29, 2003:

                   Class                                        Number of Shares
                   -----                                        ----------------
Class A Common Stock, par value $.01 per share                     61,553,576

Class B Common Stock, par value $.01 per share                              0

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements (Unaudited)....  1

                Condensed Consolidated Statements of Income and
                Comprehensive Income (Unaudited) for the Three Months
                Ended March 31, 2003 and 2002..............................  2

                Condensed Consolidated Statements of Financial Position
                (Unaudited) as of March 31, 2003 and December 31, 2002 ....  3

                Condensed Consolidated Statements of Cash Flows (Unaudited)
                for the Three Months Ended March 31, 2003 and 2002.........  4

                Notes to Condensed Consolidated Financial Statements
                (Unaudited)................................................  5

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................. 13

        Item 3. Quantitative and Qualitative Disclosures About Market
                Risk....................................................... 22

        Item 4. Controls and Procedures.................................... 22

PART II.   OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds.................. 23

        Item 4. Submission of Matters to a Vote of Security Holders........ 23

        Item 6. Exhibits and Reports on Form 8-K........................... 23

        SIGNATURES......................................................... 25

        CERTIFICATIONS..................................................... 26

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


                                                                                            THREE MONTHS ENDED
                                                                                            ------------------
                                                                                                 MARCH 31,
                                                                                                 ---------
                                                                                           2003             2002
                                                                                           ----             ----

Revenues.....................................................................          $  71,941         $   41,650
Revenues - related party.....................................................              2,575              4,834
                                                                                       ---------         ----------
   Total revenues............................................................             74,516             46,484

Cost of revenues.............................................................             40,959             24,189
                                                                                       ---------         ----------
Gross profit.................................................................             33,557             22,295

Selling, general and administrative
   expenses..................................................................             16,411             11,222
Depreciation and amortization expense........................................              2,622              1,927
                                                                                       ---------         ----------
Income from operations.......................................................             14,524              9,146

Other income (expense):
   Split-off costs (See Note 2) .............................................             (2,010)                --
   Interest income...........................................................                421                429
   Other expense - net ......................................................               (197)              (159)
                                                                                       ---------         ----------
         Total other (expense) income........................................             (1,786)               270
                                                                                       ---------         ----------

Income before provision for income taxes.....................................             12,738              9,416
Provision for income taxes...................................................             (2,560)            (2,307)
                                                                                       ---------         ----------
Net income...................................................................             10,178              7,109
                                                                                       ---------         ----------

Basic earnings per share    (1)..............................................          $    0.17         $     0.12
                                                                                       =========         ==========
Diluted earnings per share  (1)..............................................          $    0.15         $     0.12
                                                                                       =========         ==========

Weighted average number of common shares outstanding - Basic (1).............             61,319             58,095
                                                                                       =========         ==========
Dilutive effect of shares issuable as of period-end
  under  stock  option  plans (1)............................................              4,674              3,606
                                                                                       =========         ==========
Weighted average number of common shares outstanding - Diluted (1)...........             65,993             61,701
                                                                                       =========         ==========

Comprehensive income:
   Net income................................................................          $  10,178         $    7,109
   Foreign currency  translation  adjustments................................                (10)               (46)
                                                                                       ---------         ----------
  Comprehensive income.......................................................          $  10,168         $    7,063
                                                                                       =========         ==========
(1) Reflects a 3-for-1 stock split effected by a 200% stock dividend paid on
April 1, 2003 (See Note 3).


 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)
                        (in thousands, except par values)


                                                                                          MARCH 31,           DECEMBER 31,
                                                                                             2003                 2002
                                                                                      ----------------      ----------------
                                      ASSETS

Current assets:
     Cash and cash equivalents..................................................         $   126,647           $   126,211
     Trade accounts receivable, net of allowance of $ 847 and
       $861, respectively.......................................................              40,610                35,092
     Trade accounts receivable-related party....................................                  --                 1,605
     Unbilled accounts receivable...............................................               6,223                 4,159
     Unbilled accounts receivable-related party.................................                  --                   149
     Current tax asset..........................................................               2,639                 3,711
     Other current assets.......................................................               6,423                 4,907
                                                                                         -----------           -----------
         Total current assets...................................................             182,542               175,834
                                                                                         -----------           -----------

Property and equipment, net of accumulated depreciation of $25,550
     and $24,559 respectively...................................................              42,766                39,090
Goodwill, net...................................................................                 878                   878
Other intangible assets, net....................................................              12,530                12,870
Other assets....................................................................               2,976                 2,801
                                                                                         -----------           -----------
         Total assets...........................................................         $   241,692           $   231,473
                                                                                         ===========           ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................         $     5,643           $     6,948
     Accrued and other current liabilities......................................              31,882                34,539
                                                                                         -----------           -----------
         Total current liabilities..............................................              37,525                41,487

Deferred income taxes...........................................................              24,537                24,505
                                                                                         -----------           -----------
         Total liabilities......................................................              62,062                65,992
                                                                                         -----------           -----------

Commitments and Contingencies (See Note 9)

Stockholders' equity: (See Notes 1, 2 and 3)
Preferred stock, $.10 par value, 15,000 shares authorized, none issued..........                  --                    --
Class A common stock, $.01 par value, 100,000 shares authorized,
     61,528 shares and 61,260 shares issued and outstanding at
     March 31, 2003 and December 31, 2002, respectively (1).....................                 615                   612
Class B common stock, $.01 par value, 25,000 shares authorized,
     none outstanding (1).......................................................                  --                    --

Additional paid-in-capital (1) .................................................              75,424                71,446
Retained earnings...............................................................             103,786                93,608
Cumulative translation adjustment...............................................                (195)                 (185)
                                                                                         -----------           -----------
         Total stockholders' equity.............................................             179,630               165,481
                                                                                         -----------           -----------
         Total liabilities and stockholders' equity.............................         $   241,692           $   231,473
                                                                                         ===========           ===========

         (1) Restated to reflect the conversion of shares of Class B common stock to shares of Class A common stock on February 21, 2003 (See
             Note 2) and 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003 (See Note 3).

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                           --------------------------
                                                                                                     MARCH 31,
                                                                                                     ---------

                                                                                                2003             2002
                                                                                                ----             ----
Cash flows from operating activities:
Net income........................................................................     $      10,178      $     7,109

Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization............................................             2,622            1,927
         Split-off costs (See Note 2) ............................................             2,010               --
         Provision for doubtful accounts..........................................                (4)             328
         Deferred income taxes....................................................                32              511
         Tax benefit related to option exercises..................................             1,156              423
     Changes in assets and liabilities:
         Trade accounts receivable................................................            (3,909)          (1,558)
         Other current assets.....................................................            (2,359)          (2,298)
         Other assets.............................................................               (77)             417
         Accounts payable.........................................................            (1,305)             (92)
         Accrued and other liabilities............................................            (1,617)             758
                                                                                       -------------      -----------
Net cash provided by operating activities.........................................             6,727            7,525
                                                                                       -------------      -----------
Cash flows from investing activities:
Purchases of property and equipment...............................................            (6,054)          (1,944)
                                                                                       -------------      -----------
Net cash used in investing activities.............................................            (6,054)          (1,944)
                                                                                       -------------      -----------

Cash flows from financing activities:
Proceeds from issued shares/contributed capital...................................             2,823              674
Split-off costs...................................................................            (3,050)              --
                                                                                       -------------      -----------
Net cash provided by financing activities.........................................              (227)             674

Effect of currency translation....................................................               (10)             (46)
                                                                                       -------------      -----------

Increase in cash and cash equivalents ............................................               436            6,209
Cash and cash equivalents, beginning of year......................................           126,211           84,977
                                                                                       -------------      -----------
Cash and cash equivalents, end of period..........................................     $     126,647      $    91,186
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


                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                          (dollar amounts in thousands)


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation ("Cognizant" or the "Company") in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the
Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 2002 Annual Report on Form 10-K and as amended on the Company's Current Report on Form 8-K filed on April 25, 2003. Such Form 8-K restates the Company's consolidated financial statements (and notes thereto) to give effect to the Company's stock split, which was effective April 1, 2003 (see Note 3). In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior period amounts have been restated to conform to the presentation of the Company's financial statements for fiscal year 2003. (See Notes 2 and 3).

NOTE 2 - SPLIT-OFF FROM IMS HEALTH

     As of December 31, 2002, IMS Health Incorporated ("IMS Health") owned approximately 55.3% of the outstanding common stock of the Company (representing all of the Company's Class B common stock) and held approximately 92.5% of the combined voting power of the Company's common stock. On February 13, 2003, (the "Split-Off Date") IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 33,872,700 shares, on a post-split basis) in an exchange offer to IMS Health stockholders (the "Split-Off"). There was no impact on the number of outstanding shares of Cognizant common stock as a result of the completion of the Split-Off.

     As a result of the Split-Off, IMS Health and its affiliates are no longer related parties of Cognizant as of the Split-Off Date. Accordingly, only services rendered to or received from IMS Health and its affiliates are classified as related party transactions for the period January 1, 2003 to February 12, 2003, as well as for the three months ended March 31, 2002.

     As of February 21, 2003, pursuant to the Company's Restated Certificate of Incorporation, all 33,872,700 shares of Class B common stock converted into shares of Class A common stock. Accordingly, as of such date, there are no shares of Class B common stock outstanding. The conversion of Class B common stock to Class A common stock has been reflected in the accompanying financial statements, including all applicable references as to the number of outstanding Class A and Class B common shares. Stockholders' equity accounts have been restated to reflect a $113 reclassification of an amount equal to the par value of the Class B shares to the Class A common stock account.

     In connection with the Split-Off, during the quarter ended March 31, 2003, Cognizant incurred direct and incremental costs of approximately $2.0 million, resulting from external costs incurred on the Company's behalf related to the Split-Off. Such costs included direct legal, accounting, printing and other costs. In addition, costs incurred in the first quarter of 2003 include a non-cash charge of approximately $0.5 million calculated in accordance with APB 25 related to the retention, acceleration and extended life of Cognizant common stock options by two former Directors of Cognizant who resigned on the Split-Off Date as a condition of the Split-Off. Such former Directors were, and are, Officers of IMS Health.

     Of the total of approximately $3.7 million of split-off costs incurred and recorded, including approximately $1.7 million recorded in fiscal 2002, substantially all have either been invoiced or paid as of March 31, 2003. Cognizant did not receive any proceeds from the IMS Health exchange offer.

NOTE 3 - CAPITAL STOCK

     As of February 21, 2003, pursuant to the Company's Restated Certificate of Incorporation, all 33,872,700 shares of Class B common stock converted into shares of Class A common stock. Accordingly, as of such date, there are no shares of Class B common stock outstanding. The conversion of Class B common stock to Class A common stock has been reflected in the accompanying financial statements, including all applicable references as to the number of outstanding Class A and Class B common shares. Stockholders' equity accounts have been restated to reflect a $113 reclassification of an amount equal to the par value of the Class B shares to the Class A common stock account.

     In connection with the Split-Off, IMS Health, as the Company's majority stockholder, approved amendments to Cognizant's certificate of incorporation that became effective following consummation of the Split-Off. The material terms of these amendments:

   o    provide for a classified board of directors;

   o    set the number of Cognizant's directors; and

   o provide for supermajority approval requirements for actions to amend, alter, change, add to or repeal specified provisions of Cognizant's certificate of incorporation and any provision of the by-laws.

     In connection with the Split-Off, Cognizant's Board of Directors also approved amendments to Cognizant's by-laws, which became effective following completion of the Split-Off. The material terms of these amendments made to Cognizant's by-laws affect nominations of persons for election to the Board of Directors and proposals of business at annual or special meetings of stockholders. Cognizant's Board of Directors also adopted a stockholders rights plan providing certain rights to stockholders under certain circumstances.

     On March 5, 2003, the Board of Directors declared a 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003 to stockholders of record on March 19, 2003. The stock split has been reflected in the accompanying condensed financial statements, and all applicable references as to the number of outstanding common shares and per share information have been reclassified. Stockholders' equity accounts have been restated to reflect a $408 reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital account to the Class A common stock account.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Since the Split-off Date, IMS Health continues to provide the Company with certain administrative services, including payroll and payables processing, under the provisions of an amended and restated Intercompany Services Agreement entered into in connection with the Split-Off. In prior periods, IMS Health permitted the Company to participate in certain of IMS Health's business insurance plans and provided certain other services such as tax planning and compliance, which have since been transitioned to the Company. All services were performed and charged to the Company under the Intercompany Services Agreement with IMS Health that was in effect prior to the Split-Off. Total costs in connection with these services were approximately $28 and $139 from January 1, 2003 through February 12, 2003, and for the three-month period ended March 31, 2002, respectively.

     The Company has a strategic relationship with The Trizetto Group Inc. ("Trizetto") that includes helping its healthcare customers integrate Trizetto's products with their existing information systems and, within Trizetto, supporting further development of these software applications. As of the Split-Off Date, IMS Health owned approximately 26.4% of the outstanding common stock of Trizetto. The Company recorded revenues from Trizetto of approximately $831 from January 1, 2003 through the Split-Off Date, and $1,199 for the three months ended March 31, 2002, and recorded expenses related to Trizetto commissions of approximately $9 from January 1, 2003 through the Split-Off Date, and $123 for the three months ended March 31, 2002.

NOTE 5 - COMPREHENSIVE INCOME

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments. Accumulated balances of Cumulative Translation Adjustments, as of March 31, 2003 and March 31, 2002 are as follows:

                                                                      Cumulative
                                                                     Translation
                                                                      Adjustment
                                                                      ----------

Balance, December 31, 2002........................................    $    (185)
Period Change.....................................................          (10)
                                                                      ----------
Balance, March 31, 2003...........................................    $    (195)
                                                                      ==========

Balance, December 31, 2001........................................    $    (158)
Period Change.....................................................         ( 46)
                                                                      ----------
Balance, March 31, 2002...........................................    $    (204)
                                                                      ==========

NOTE 6 - ACCOUNTING FOR STOCK-BASED EMPLOYEE COMPENSATION PLANS

     In the first quarter of 2003, the Company adopted the interim disclosures required by Statement of Financial Accounting Standards No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure"). Such disclosures are provided below.

     At March 31, 2003, the Company had four stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations." Except as noted below, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002, if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.



                                                           FOR THREE              FOR THREE
                                                          MONTHS ENDED           MONTHS ENDED
                                                         MARCH 31, 2003         MARCH 31, 2002
                                                       ------------------     ------------------
Net income as reported................................        $  10,178            $    7,109
 Add: Stock-based compensation, net of tax benefit,
 included in net income...............................              488                    --
 Deduct: Total stock-based compensation expense
 determined under the fair value method for all
 awards, net of tax related benefits..................           (3,860)               (2,583)
                                                       ------------------     ------------------
Pro forma net income.................................. $          6,806       $         4,526

Earnings per share:
-------------------
As reported - basic...................................            $0.17                 $0.12
Pro forma - basic.....................................            $0.11                 $0.08

As reported - diluted.................................            $0.15                 $0.12

Pro forma - diluted...................................            $0.10                 $0.07


NOTE 7 - INCOME TAXES

     The Company's Indian subsidiary, CTS India is an export oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of CTS India are attributable to export profits and are therefore currently substantially exempt from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by March of 2009. Prior to 2002, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, the Company has provided deferred income taxes as of March 31, 2003 of approximately $24,917 on all such undistributed earnings through December 31, 2001.

     During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, the Company intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Bulletin 23, the Company no longer accrues taxes on the repatriation of earnings recognized in 2002 and subsequent periods as these earnings are considered to be permanently reinvested outside of the United States. As of March 31, 2003, the amount of unrepatriated earnings upon which no provision for taxation has been recorded is approximately $39,467. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

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

     Effective April 1, 2003, the tax exemption in India for export earnings will go back to 100% from 90% under the law as currently in effect. Under the budget proposed by the Indian government, which would be effective April 1, 2003 but is not yet passed into law, the surtax will be reduced to 2.5% from 5% for income that is subject to the tax. The corporate level tax on distributed Indian earnings is proposed to be reinstated and the withholding tax on stockholders repealed. If the budget passes, as proposed, management expects that the Company's worldwide full year effective tax rate for 2003 will increase from the rate in effect during the first quarter. Any tax law changes as a result of the proposed Indian budget will be incorporated in the period they are enacted.

     The provision for income taxes increased from approximately $2.3 million during the three months ended March 31, 2002 to approximately $2.6 million during the three months ended March 31, 2003. The effective tax rate of 24.5% for the three months ended March 31, 2002 decreased to 20.1% for the three months ended March 31, 2003 primarily due to the impact on the Company's estimated income taxes of the expiration on March 31, 2003 of the government of India's previous tax law change, which decreased the tax exemption for export earnings from 100% to 90%. In addition, the decrease in the effective tax rate reflects the government of India's tax law change effective on April 1, 2002, which imposed a withholding tax in place of a corporate tax upon the payment of dividends.

NOTE 8 - ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("FAS 146") was issued. FAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement were effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus in EITF 00-21 "Revenue Arrangements with Multiple Deliverables". The consensus, which is effective for contracts entered into in fiscal periods beginning after June 15, 2003, requires that a Company should evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. That evaluation must be performed at the inception of the arrangement and as each item in the arrangement is delivered. Arrangement consideration should be then allocated among the separate units of accounting based on their relative fair values. EITF 00-21 indicates that the best evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. Fair value evidence often consists of entity-specific or vendor-specific objective evidence of fair value.

     The Company enters into contracts that could be considered arrangements with multiple deliverables. These contracts are primarily long-term fixed-bid contracts that provide both application maintenance and application development services. The Company currently accounts for such contracts using percentage of completion accounting, in accordance with an interpretation of paragraph 13 of SOP 81-1. The Company is currently evaluating the possible prospective impact, commencing at the end of the quarter ending June 30, 2003, of adopting EITF 00-21 on the Company's results of operations related to contracts entered into after June 15, 2003.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for the Company beginning in the third quarter of fiscal 2003 for contracts entered into or modified by it and for hedging relationships designated during such period. The Company is currently evaluating the impact of SFAS No. 149 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 effective January 1, 2003 did not have a material impact on the Company's financial position, results of operations or cash flows for the three months ended March 31, 2003.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     As of March 31, 2003, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $30,254, of which $24,270 has been spent to date.

     The Company entered into a Distribution Agreement, dated January 7, 2003, with IMS Health (the "Distribution Agreement"), the terms of which were approved by a special committee of the Board of Directors of the Company, which was comprised of the Company's independent directors. The Distribution Agreement sets forth certain rights and obligations of IMS Health and the Company in respect of the Split-Off in addition to those provided in the amended and restated Intercompany Services Agreement. The material terms of the Distribution Agreement include:

     o the resignation of David M. Thomas and Nancy E. Cooper from any boards of directors of the Company's subsidiaries on which they served;

     o indemnification provisions in respect of the respective disclosure in the Split-Off documents, the conduct of the Split-Off and any failure to perform the Distribution Agreement; and

     o the agreement of the Company to undertake to be jointly and severally liable to certain of IMS Health's prior affiliates for liabilities arising out of or in connection with IMS Health's business and the businesses of the Company and other successors to the businesses of Cognizant Corporation in accordance with the terms of the Distribution Agreement dated as of October 28, 1996, among Cognizant Corporation, which has been renamed Nielsen Media Research, Inc., The Dun & Bradstreet Corporation, which has been renamed the R.H. Donnelly Corporation and ACNielsen Corporation and related agreements. However, subject to the general allocation of liabilities arising from the respective businesses of IMS Health and the Company, IMS Health has agreed to indemnify and reimburse the Company for liabilities incurred with respect to these undertakings.

     The Distribution Agreement also provides that IMS Health and the Company will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the Split-Off. In addition, pursuant to the Distribution Agreement, the Company indemnifies IMS Health for any tax liability to which they may be subject as a result of the Split-Off, but only to the extent that such tax liability resulted solely from a breach in the representations the Company made to and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the Split-Off. This indemnification liability could be material to the Company's quarterly and annual operating results, financial position and cash flows.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company's quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of the Company's engagements involve projects that are critical to the operations of its customers' businesses and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its software development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, results of operations and financial condition.

NOTE 10 - SEGMENT INFORMATION

     The Company, operating globally, provides information technology consulting services for medium and large businesses. North American operations consist primarily of information technology consulting services in the United States and Canada. European operations consist of information technology consulting services principally in the United Kingdom and Ireland. Asian operations consist of information technology consulting services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation.

     In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", information about the Company's operations and total assets in North America, Europe and Asia for the period ended March 31, 2003 and March 31, 2002 are as follows:

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                                       MARCH 31,
                                                                                       ---------
                                                                               2003                   2002
                                                                               ----                   ----
REVENUES (1)
North America (2).............................................            $    65,702             $    40,310
Europe........................................................                  8,246                   5,564
Asia..........................................................                    568                     610
                                                                          -----------             -----------
Consolidated..................................................            $    74,516             $    46,484
                                                                          ===========             ===========

OPERATING INCOME (1)
North America (2).............................................            $    12,806             $     7,931
Europe........................................................                  1,607                   1,095
Asia..........................................................                    111                     120
                                                                          -----------             -----------
Consolidated..................................................            $    14,524             $     9,146
                                                                          ===========             ===========

                                                                                    AS OF MARCH 31,
                                                                                    ---------------
IDENTIFIABLE ASSETS                                                            2003                   2002
                                                                               ----                   ----
North America (2).............................................            $   143,196             $    91,109
Europe........................................................                 10,132                   5,542
Asia..........................................................                 88,364                  57,670
                                                                          -----------             -----------
Consolidated..................................................            $   241,692             $   154,321
                                                                          ===========             ===========

(1) Revenues and resulting operating income in this schedule are attributed to regions based upon customer location.

(2) Primarily relates to operations in the United States.

Related party sales were 10.4% for the three months ended March 31, 2002.

NOTE 11 - SUBSEQUENT EVENT - ACQUISITION

     On April 1, 2003, the Company acquired Aces International Inc. ("Aces"), a company specializing in Customer Relationship Management solutions with a strong record base of serving clients in healthcare, financial services and telecommunications verticals, for approximately $4,400 (including approximately $200 of estimated direct deal costs). Aces, a U.S.-based company having small offshore operations in India, will operate as a 100% subsidiary.

     The Company intends to account for the acquisition as a business combination under the provisions of SFAS 141, "Business Combinations" and has commenced a preliminary assessment of the allocation of the purchase price to the tangible and amortizable intangible assets and liabilities acquired. Based upon that preliminary assessment, the Company expects that the amortization of such intangible assets will not have a material effect on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


GENERAL

     Cognizant Technology Solutions Corporation ("Cognizant", "CTS" or the "Company") is a leading provider of information technology ("IT") consulting services related to IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in the United States and Europe. Cognizant's core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. Cognizant provides the IT consulting services it offers using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated IT centers located in India and Ireland.

     Cognizant began its IT development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, Cognizant, along with certain other entities, was spun-off from The Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. On June 24, 1998, Cognizant completed its initial public offering (the "IPO"). On June 30, 1998, a majority interest in Cognizant, and certain other entities were spun-off from Cognizant Corporation to form IMS Health Incorporated ("IMS Health"). At December 31, 2002, IMS Health owned 55.3% of the outstanding stock of Cognizant (representing all of Cognizant's Class B common stock) and held 92.5% of the combined voting power of Cognizant's common stock.

     On February 13, 2003, IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 33,872,700 shares, on a post-split basis) in connection with the Split-Off. IMS Health distributed 0.927 shares of Cognizant Class B common stock to its stockholders for every on share of IMS Health's common stock tendered. There was no impact on the number of Cognizant's total shares outstanding upon the completion of the exchange offer. Accordingly, as of February 13, 2003, IMS Health is no longer a related party.

     As of February 21, 2003, pursuant to Cognizant's Restated Certificate of Incorporation, all of the shares of Class B common stock automatically converted into shares of Class A common stock. Accordingly, as of February 21, 2003, there are no shares of Class B common stock outstanding.

     The conversion of Class B common stock to Class A common has been reflected in the accompanying financial statements, including the restatement of all applicable references as to the number of outstanding Class A and Class B common shares on the accompanying Statements of Financial Position. Stockholders' equity accounts have been restated to reflect a $113 reclassification of an amount equal to the par value of the Class B shares to the Class A common stock account.

     On March 5, 2003, the Board of Directors declared a 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003 to stockholders of record on March 19, 2003. The stock split has been reflected in the accompanying condensed financial statements, and all applicable references as to the number of outstanding common shares and per share information have been restated.
Stockholders' equity accounts have been restated to reflect a $408 reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital account to the Class A common stock account.

CHANGES TO CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

     INCOME TAXES.

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

     Effective April 1, 2003, the tax exemption in India for export earnings will go back to 100% from 90% under the law as currently in effect. Under the budget proposed by the Indian government, which would be effective April 1, 2003 but is not yet passed into law, the surtax will be reduced to 2.5% from 5% for income that is subject to the tax. The corporate level tax on distributed Indian earnings is proposed to be reinstated and the withholding tax on stockholders repealed. If the budget passes, as proposed, management expects that the Company's worldwide full year effective tax rate for 2003 will increase from the rate in effect during the first quarter. Any tax law changes as a result of the proposed Indian budget will be incorporated in the period they are enacted.

FORWARD LOOKING STATEMENTS

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited: (i) the significant fluctuations of Cognizant's quarterly operating results caused by a variety of factors, many of which are not within Cognizant's control, including (a) the number, timing, scope and contractual terms of application design, development and maintenance projects, (b) delays in the performance of projects, (c) the accuracy of estimates of costs, resources and time to complete projects, (d) seasonal patterns of Cognizant's services required by customers, (e) levels of market acceptance for Cognizant's services,
(f) potential adverse impacts of new tax legislation, and (g) the hiring of additional staff; (ii) changes in Cognizant's billing and employee utilization rates; (iii) Cognizant's ability to manage its growth effectively, which will require Cognizant to (a) increase the number of its personnel, particularly skilled  technical,  marketing  and  management  personnel,  (b)  find  suitable acquisition candidates to support geographic expansion, and (c) continue to develop and improve its operational, financial, communications and other internal systems, in the United States, India and Europe; (iv) Cognizant's limited operating history with unaffiliated customers; (v) Cognizant's reliance on key customers and large projects; (vi) the highly competitive nature of the markets for Cognizant's services; (vii) Cognizant's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (viii) Cognizant's reliance on the continued services of its key executive officers and leading technical personnel; (ix) Cognizant's ability to attract and retain a sufficient number of highly skilled employees in the future; (x) Cognizant's ability to protect its intellectual property rights; (xi) the concentration of Cognizant's operations in India and the related geo-political risks of local and cross-border conflicts; (xii) terrorist activity, the threat of terrorist activity, and responses to and results of terrorist activity and threats, including, but not limited to, effects, domestically and/or internationally, on Cognizant, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions; (xiii) the effects, domestically and/or internationally, on Cognizant, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions arising from hostilities involving the United States in Iraq or elsewhere; (xiv) a breach of the Distribution Agreement entered into between the Company and IMS Health; (xv) a change in the Company's intent to repatriate undistributed earnings and (xvi) general economic conditions. Such forward-looking statements include risks and uncertainties; consequently, actual transactions and results may differ materially from those expressed or implied thereby.

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:


                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                       ---------
                                                                              2003                   2002
                                                                              ----                   ----
Total revenues......................................................         100.0%                 100.0%
Cost of revenues....................................................          55.0                   52.0
                                                                          --------              ---------
    Gross profit....................................................          45.0                   48.0
Selling, general and administrative
    expense.........................................................          22.0                   24.1
Depreciation and amortization expense...............................           3.5                    4.1
                                                                          --------              ---------
    Income from operations..........................................          19.5                   19.7
Other income (expense):
    Split-off costs.................................................          (2.7)                    --
    Interest income.................................................           0.6                    0.9
    Other (expense) income..........................................          (0.3)                  (0.3)
                                                                          ---------             ---------
Total other income..................................................          (2.4)                   0.6
                                                                          ---------             ---------
Income before provision for income taxes............................          17.1                   20.3
Provision for income taxes..........................................          (3.4)                  (5.0)
                                                                          ---------             ---------
Net income..........................................................          13.7%                  15.3%
                                                                          =========             =========


THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     REVENUE. Revenue increased by 60.3%, or approximately $28.0 million, from approximately $46.5 million during the three months ended March 31, 2002 to approximately $74.5 million during the three months ended March 31, 2003. This increase resulted primarily from an increase in application management services. On February 13, 2003, IMS Health ceased to be a related party and, accordingly, the statement of operations only includes related party revenues of approximately $2.6 million recognized from services provided to IMS Health from January 1, 2003 through February 12, 2003. In the first quarter of 2003, no third party customer accounted for sales in excess of 10% of revenues. In the first quarter of 2002, sales to IMS Health accounted for 10.4% of revenues.

     GROSS PROFIT. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 69.3%, or approximately $16.8 million, from approximately $24.2 million during the three months ended March 31, 2002 to approximately $41.0 million during the three months ended March 31, 2003. The increase was due primarily to costs resulting from an increase in the number of the Company's technical professionals from approximately 3,400 employees at March 31, 2002 to approximately 5,900 employees at March 31, 2003. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 50.5%, or approximately $11.3 million, from approximately $22.3 million during the three months ended March 31, 2002 to approximately $33.6 million during the three months ended March 31, 2003.

     Gross profit margin decreased from 48.0% of revenues during the three months ended March 31, 2002 to 45.0% of revenues during the three months ended March 31, 2003. The decrease in gross profit margin was due primarily to a significant increase, compared to the prior year period, in on-site employees, who are paid a greater salary than their offshore counterparts, coupled with a lower utilization of offshore technical professionals and the appreciation of the Indian Rupee versus the U.S. dollar in the first quarter of 2003, as compared to the first quarter of 2002.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 44.7%, or approximately $5.9 million, from approximately $13.1 million  during the three  months  ended March 31, 2002 to  approximately  $19.0 million during the three months ended March 31, 2003, and decreased as a percentage of revenue from 28.3% to 25.5%. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's increased volume of revenue, which outpaced the increase in selling general and administrative expenses.

     INCOME FROM OPERATIONS. Income from operations increased 58.8%, or approximately $5.4 million, from approximately $9.1 million during the three months ended March 31, 2002 to approximately $14.5 million during the three months ended March 31, 2003, representing operating margins of 19.7% and 19.5 % of revenues, respectively. The decrease in operating margin was due primarily to the decrease in the gross profit margin discussed above, offset primarily by the Company's ability to leverage prior selling, general and administrative investments.

     OTHER INCOME/EXPENSE. Other income/expense consists primarily of Split-Off costs, interest income and foreign currency exchange losses. Split-Off costs relate to direct and incremental expenses (e.g., legal and accounting fees, printing and registration costs) incurred directly by the Company on its behalf in connection with the Split-Off. (See Note 2 to the Condensed Consolidated Financial Statements). Interest income remained flat at $0.4 million each during the three months ended March 31, 2003 and March 31, 2002. The Company recognized a net foreign currency exchange loss of approximately $0.2 million during each of the three month periods ended March 31, 2003 and March 31, 2002, as a result of the effect of changing exchange rates on the Company's transactions.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased from approximately $2.3 million during the three months ended March 31, 2002 to approximately $2.6 million during the three months ended March 31, 2003. The effective tax rate of 24.5% for the three months ended March 31, 2002 decreased to 20.1% for the three months ended March 31, 2003 primarily due to the expiration on March 31, 2003 of the government of India's previous tax law change, which decreased the tax exemption for export earnings from 100% to 90%. In addition, the decrease in the effective tax rate reflects the government of India's tax law change subsequent to March 31, 2002, which imposed a withholding tax to stockholders in place of a direct tax to a corporation upon payment of dividends to stockholders.

     NET INCOME. Net income increased from approximately $7.1 million for the three months ended March 31, 2002 to approximately $10.2 million for the three months ended March 31, 2003, representing 15.3% and 13.7% of revenues, respectively. The significant decrease in net income as a percentage of revenues compared to the prior period was primarily due to the one-time non-recurring split-off costs referred to above.

RESULTS BY BUSINESS SEGMENT

     The Company, operating globally, provides IT consulting services for primarily for Fortune 1000 companies located in the United States and Europe. North American operations consist primarily of providing IT consulting services in the United States and Canada. European operations consist of providing IT consulting services principally in the United Kingdom. Asian operations consist of providing IT consulting services principally in India. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. Revenues and resulting operating income are attributed to regions based upon customer location, and exclude the effect of intercompany revenue for services provided by CTS India to other Cognizant entities.

North American Segment

     REVENUE. Revenue increased by 63.0%, or approximately $25.4 million, from approximately $40.3 million during the first quarter of 2002 to approximately $65.7 million during the first quarter of 2003. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer's internal IT costs, as well as sales and marketing activities directed at the U.S. market for the Company's services.

     INCOME FROM OPERATIONS. Income from operations increased 61.5%, or approximately $4.9 million, from approximately $7.9 million during the first quarter of 2002 to approximately $12.8 million during the first quarter of 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

     REVENUE. Revenue increased by 48.2%, or approximately $2.7 million, from approximately $5.6 million during the first quarter of 2002 to approximately $8.2 million during the first quarter of 2003. The increase in revenue was attributable to the increased acceptance of the Company's services, particularly in the United Kingdom.

     INCOME FROM OPERATIONS. Income from operations increased 46.8%, or approximately $0.5 million, from $1.1 million during the first quarter of 2002 as compared to $1.6 million during the first quarter of 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Asian Segment

     REVENUE. Revenue of approximately $0.6 million in each period remained relatively constant during the first quarter of 2003 as compared to the first quarter of 2002.

     INCOME FROM OPERATIONS. Income from operations of approximately $0.1 million in each period remained relatively constant during the first quarter of 2003 as compared to the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, the Company had cash and cash equivalents of approximately $126.6 million. The Company has used and plans to use such cash for (i) expansion of existing operations, including its offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital.

     Net cash provided by operating activities was approximately $6.7 million during the three months ended March 31, 2003 as compared to net cash provided by operating activities of approximately $7.5 million during the three months ended March 31, 2002. This decrease resulted primarily from increased trade accounts receivable and higher incentive bonus pay-outs in the first quarter of 2003 as compared to 2002. Trade accounts receivable, net of allowance, increased from $35.1 million at December 31, 2002 to $40.6 million at March 31, 2003. The increase in trade accounts receivable during 2003 was due primarily to increased revenue. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At March 31, 2003, the Company's day's sales outstanding, including unbilled receivables, was approximately 57 days compared to approximately 58 days at March 31, 2002.

     The Company's investing activities used net cash of approximately $6.1 million for the three months ended March 31, 2003 as compared to net cash used of approximately $1.9 million for the same period in 2002. The increase in 2003 as compared to 2002 primarily reflects the Company's investment in property and equipment for newly constructed owned facilities in India.

     The Company's financing activities used net cash of approximately $0.2 million for the three months ended March 31, 2003 as compared to net cash provided by financing activities of approximately $0.7 million for the same period in 2002. The decrease in net cash provided by financing activities was primarily related to the payment of one-time non-recurring split-off costs in the first quarter of 2003, offset in part by a higher level of cash proceeds from the exercise of stock options and the purchase of employee stock purchase plan shares in 2003, as compared to the prior year.

     As of March 31, 2003, the Company had no third-party debt.

     The Company had working capital of $145.0 million at March 31, 2003 and $134.3 million at December 31, 2002. Accordingly, the Company does not anticipate any near-term liquidity issues.

     As  of  March  31,  2003,  the  Company  has  entered  into  fixed  capital commitments related to its India development center expansion program of approximately $30.3 million, of which $24.3 million has been spent to date. The multi-phase program encompasses the construction of two fully owned IT facilities containing approximately 622,000 square feet of space in Pune, Calcutta and Chennai. The facilities in Calcutta and Pune were completed in 2002. The facility in Chennai is expected to be completed in 2003. Total costs related to this program are expected to be approximately $35.6 million, which the Company expects to fund internally.

     The Company believes that its available funds and the cash flows expected to be generated from operations, will be adequate to satisfy its current and planned operations and needs for at least the next 12 months. The Company's ability to expand and grow its business in accordance with current plans, to make acquisitions and form joint ventures and to meet its long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which its cash flow increases, its ability and willingness to accomplish acquisitions and joint ventures with capital stock, its continued intent not to repatriate earnings from India, its ability not to breach the Distribution Agreement, dated January 7, 2003, between the Company and IMS
Health (the "Distribution Agreement"), especially as it relates to tax indemnities, and the availability to the Company of public and private debt and equity financing. The Company cannot be certain that additional financing, if required, will be available on terms favorable to it, if at all.

     The Company does not engage in hedging activities nor has it entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

COMMITMENTS AND CONTINGENCIES

     As  of  March  31,  2003,  the  Company  has  entered  into  fixed  capital commitments related to its India development center expansion program of approximately $30.3 million, of which $24.3 million has been spent to date. The multi-phase program encompasses the construction of two fully-owned IT facilities containing approximately 622,000 square feet of space in Pune, Calcutta and Chennai. The facilities in Calcutta and Pune were completed in 2002. The facility in Chennai is expected to be completed in late 2003. Total expenditures related to this program are expected to be approximately $35.6 million, which the Company expects to fund internally.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company's quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of the Company's engagements involve projects that are critical to the operations of its customers' businesses and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its application design, development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company also entered into the Distribution Agreement, the terms of which were approved by a special committee of the Board of Directors of the Company, which was comprised of the Company's independent directors. The Distribution Agreement sets forth certain rights and obligations of IMS Health and the Company in respect of the Split-Off in addition to those provided in the amended and restated Intercompany Services Agreement. The material terms of the Distribution Agreement include:

  o the resignation of David M. Thomas and Nancy E. Cooper from any boards of directors of the Company's subsidiaries on which they served;

  o indemnification provisions in respect of the respective disclosure in the Split-Off documents, the conduct of the Split-Off and any failure to perform the Distribution Agreement; and

  o the agreement of the Company to undertake to be jointly and severally liable to certain of IMS Health's prior affiliates for liabilities arising out of or in connection with IMS Health's business and the businesses of the company and other successors to the businesses of Cognizant Corporation in accordance with the terms of the Distribution Agreement dated as of October 28, 1996, among Cognizant Corporation, which has been renamed Nielsen Media Research, Inc., The Dun & Bradstreet Corporation, which has been renamed the R.H. Donnelly Corporation and ACNielsen Corporation and related agreements. However, subject to the general allocation of liabilities arising from the respective businesses of IMS Health and the Company, IMS Health has agreed to indemnify and reimburse the Company for liabilities incurred with respect to these undertakings.

     The Distribution Agreement also provides that IMS Health and the Company will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the Split-Off. In addition, pursuant to the Distribution Agreement, the Company indemnifies IMS Health for any tax liability to which they may be subject as a result of the Split-Off but only to the extent that such tax liability resulted solely from a breach in the representations the Company made to and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the Split-Off. This indemnification liability could be material to the Company's quarterly and annual operating results, financial position and cash flows.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("FAS 146") was issued. FAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement will not have a material impact on the Company's financial position or results of operations.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus in EITF 00-21 "Revenue Arrangements with Multiple Deliverables". The consensus, which is effective for contracts entered into in fiscal periods beginning after June 15, 2003, requires that a Company should evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. That evaluation must be performed at the inception of the arrangement and as each item in the arrangement is delivered. Arrangement consideration should be then allocated among the separate units of accounting based on their relative fair values. EITF 00-21 indicates that the best evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. Fair value evidence often consists of entity-specific or vendor-specific objective evidence of fair value.

     The Company enters into contracts that could be considered arrangements with multiple deliverables. These contracts are primarily long-term fixed-bid contracts that provide both application maintenance and application development services. The Company currently accounts for such contracts using percentage of completion accounting, in accordance with an interpretation of paragraph 13 of SOP 81-1. The Company is currently evaluating the possible prospective impact of EITF 00-21 on the Company's results of operations related to contracts entered into after June 15, 2003.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for the Company beginning in the third quarter of fiscal 2003 for contracts entered into or modified by it and for hedging relationships designated during such period. The Company is currently evaluating the impact of SFAS No. 149 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143, effective January 1, 2003, did not have a material impact on the Company's, financial position, results of operations or cash flows for the three months ended March 31, 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

PART II.       OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On February 13, 2003, IMS Health distributed all of the Cognizant Class B common stock owned (a total of 33,872,700 shares, on a post-split basis) in connection with the Split-Off. IMS Health distributed 0.927 shares of Cognizant Class B common stock to its stockholders for every one share of IMS Health's common stock tendered.

     According to Cognizant's Restated Certificate of Incorporation, if at any time the outstanding shares of Cognizant Class B common stock cease to represent at least 35% of the economic ownership represented by the aggregate number of shares of Cognizant common stock then outstanding, each share of Cognizant Class B common stock shall automatically convert into one share of Cognizant Class A common stock.

     As of February 21, 2003, pursuant to Cognizant's Restated Certificate of Incorporation, all of the shares of Class B common stock converted into shares of Class A common stock. Accordingly, as of such date, there are no shares of Class B common stock outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 7, 2003, the Company's Restated Certificate of Incorporation was approved by the Board of Directors and by the written consent, in lieu of a special meeting, of IMS Health, the then holder of approximately 55% of the Company's outstanding common stock and approximately 93% of the combined voting power of the Company's outstanding common stock. Notice of the proposed corporate action was provided to all stockholders of the Company in a Definitive Information Statement on Schedule 14C dated January 17, 2003. The Company's Restated Certificate of Incorporation became effective on February 13, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.


            3.1 Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 13, 2003.)

            3.2 Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 13, 2003.)

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

           10.1 Distribution Agreement between IMS Health Incorporated and the Company dated January 7, 2003. (Incorporated by reference to Exhibit 10.13 to the Company's Amendment Number 4 to the Company Form S-4 dated January 30, 2003.)

           99.1     Statement Pursuant to 18 U.S.C. ss.1350.

        (b)    Reports on Form 8-K.

               On January 6, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that it issued a press release announcing a presentation to be made at a conference, reiteration of prior guidance for the fourth quarter of 2002 and guidance for 2003.

               On February 13, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that its Restated Certificate of Incorporation was approved by the Board of Directors and by written consent of the holder of approximately 55% of the Company's outstanding common stock and approximately 93% of the combined voting power of the Company's outstanding common stock.

               On February 13, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that it issued a press release announcing its financial results for the fourth quarter and year ended December 31, 2002.

               On February 21, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that, pursuant to its Restated Certificate of Incorporation, all its shares of Class B common stock automatically converted into shares of Class A common stock.

               On March 5, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that its Board of Directors approved a three-for-one stock split in the form of a 200% stock dividend.

               On March 6, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that its Board of Directors approved a stockholder rights plan.

               Subsequent to the end of the quarter, on April 21, 2003, the Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission under Item 9, containing a copy of its earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

               Subsequent to the end of the quarter, on April 25, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the restatement of certain financial and statistical data included in the Company's Annual Report on Form 10-K as a result of the Company's three-for-one stock split.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Cognizant Technology Solutions Corporation


DATE:  May 14, 2003              By:  /s/ Wijeyaraj Mahadeva
                                    --------------------------------
                                    Wijeyaraj Mahadeva,
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)


DATE:  May 14, 2003              By:  /s/ Gordon Coburn
                                    --------------------------------
                                    Gordon Coburn,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION
                                  -------------

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Wijeyaraj Mahadeva
                                       ----------------------
Dated: May 14, 2003                    Wijeyaraj Mahadeva
                                       Chairman of the Board and Chief Executive
                                       Officer (Principal Executive Officer)

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Gordon Coburn
                                    -----------------
Dated:  May 14, 2003                Gordon Coburn,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-Q of Cognizant Technology Solutions Corporation (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Wijeyaraj Mahadeva, Chairman of the Board and Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      /s/ Wijeyaraj Mahadeva*
                                      -----------------------
Dated:  May 14, 2003                  Wijeyaraj Mahadeva,
                                      Chairman of the Board and Chief  Executive
                                      Officer (Principal Executive Officer)


     * A signed original of this written statement required by Section 906 has been provided to Cognizant Technology Solutions Corporation and will be retained by Cognizant Technology Solutions Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-Q of Cognizant Technology Solutions Corporation (the "Company") for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Gordon Coburn, Chief Financial Officer and Treasurer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/ Gordon Coburn*
                                    ------------------
Dated:  May 14, 2003                Gordon Coburn,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


     * A signed original of this written statement required by Section 906 has been provided to Cognizant Technology Solutions Corporation and will be retained by Cognizant Technology Solutions Corporation and furnished to the Securities and Exchange Commission or its staff upon request.