Form 10-Q
period 2003-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2003-08-13
CIK 1058290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended   June 30, 2003
                                     ----------------

[   ]  Transition  Report  pursuant to  Section 13  or  15(d) of the  Securities
       Exchange Act of 1934. For the transition period from         to
                                                           ---------   ---------

                         Commission File Number 0-24429

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                         13-3728359
-----------------------------------                 ----------------------------
  (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

                           500 Glenpointe Centre West
                            Teaneck, New Jersey 07666
                                 (201) 801-0233
                        (Address, including zip code, and
                                    telephone
                         number (including area code) of
                                  registrant's
                           principal executive office)
                        ---------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes:  X                                    No:
               -----                                     -----

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

           Yes:  X                                    No:
               -----                                     -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 1, 2003:

           Class                                      Number of Shares
           -----                                      ----------------

Class A Common Stock, par value $.01 per share            62,910,884

Class B Common Stock, par value $.01 per share                     0

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements (Unaudited)........   1

            Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for three months ended June 30, 2003 and
            2002 and six months ended June 30, 2003 and 2002...............   2

            Condensed Consolidated Statements of Financial Position
            (Unaudited) as of June 30, 2003 and December 31, 2002..........   3

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the six months ended June 30, 2003 and 2002................   4

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)....................................................   5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  15

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk....................................................  27

   Item 4.  Controls and Procedures........................................  27

PART II. OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders............  28

   Item 6.  Exhibits and Reports on Form 8-K...............................  30

   SIGNATURES..............................................................  31

                          PART I. FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------               -------------------------
                                                                2003                2002                   2003              2002
                                                          -----------------  -------------------     ----------------- ----------

Revenues...............................................       $  87,446           $   49,146             $ 159,387        $  90,796
Revenues - related party...............................              --                5,212                 2,575           10,046
                                                              ---------           ----------             ---------        ---------
         Total revenues................................          87,446               54,358               161,962          100,842

Cost of revenues.......................................          47,199               29,348                88,158           53,537
                                                              ---------           ----------             ---------        ---------
Gross profit...........................................          40,247               25,010                73,804           47,305

Selling, general and administrative expenses...........          20,352               12,561                36,763           23,783
Depreciation and amortization expense..................           2,767                1,747                 5,389            3,674
                                                              ---------           ----------             ---------        ---------
Income from operations.................................          17,128               10,702                31,652           19,848

Other income (expense):
   Split-off costs (See Note 2)                                      --                   --                (2,010)              --
   Interest income.....................................             320                  405                   741              834
   Other income (expense) - net........................              98                   46                  ( 99)            (113)
                                                              ---------           -----------            ---------        ---------
         Total other income (expense) .................             418                  451                (1,368)            721
                                                              ---------           ----------             ---------        ---------

Income before provision for income taxes...............          17,546               11,153                30,284           20,569
Provision for income taxes.............................          (4,044)              (2,506)               (6,604)          (4,813)
                                                              ---------           ----------             ---------        ---------
Net income.............................................       $  13,502           $    8,647             $  23,680        $  15,756
                                                              =========           ==========             =========        =========

Basic earnings per share (1)...........................       $    0.22           $     0.15             $    0.38        $    0.27
                                                              =========           ==========             =========        =========
Diluted earnings per share (1).........................       $    0.20           $     0.14             $    0.36        $    0.25
                                                              =========           ==========             =========        =========

Weighted average number of common shares
   outstanding - Basic (1).............................          61,885               58,738                61,601           58,738
                                                              =========           ==========             =========        =========
Dilutive effect of shares issuable as of
   period-end under stock option plans(1)..............           4,354                4,427                 4,514            4,017
                                                              =========           ==========             =========        =========
Weighted average number of common shares
   outstanding - Diluted(1)............................          66,239               63,165                66,115           62,755
                                                              =========           ==========             =========        =========


Comprehensive income:
Net income.............................................       $  13,502           $    8,647             $  23,680        $  15,756
Foreign currency translation adjustments...............             140                  142                   130               96
                                                              ---------           ----------             ---------        ---------
Comprehensive income...................................       $  13,642           $    8,789             $  23,810        $  15,852
                                                              =========           ==========             =========        =========

(1) Reflects a 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003 (See Note 3).


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                           JUNE 30,           DECEMBER 31,
                                                                                             2003                 2002
                                                                                      ----------------      -----------------
                                      ASSETS
Current assets:
     Cash and cash equivalents..................................................         $   137,739           $   126,211
     Trade accounts receivable, net of allowance of $963 and
       $861, respectively.......................................................              42,908                35,092
     Trade accounts receivable-related party....................................                  --                 1,605
     Unbilled accounts receivable...............................................               9,326                 4,159
     Unbilled accounts receivable-related party.................................                  --                   149
     Current tax asset..........................................................               5,916                 3,711
     Other current assets.......................................................               7,970                 4,907
                                                                                         -----------           -----------
         Total current assets...................................................             203,859               175,834
                                                                                         -----------           -----------

Property and equipment, net of accumulated depreciation of $28,411
     and $24,559 respectively...................................................              47,765                39,090
Goodwill, net...................................................................               4,477                   878
Other intangible assets, net....................................................              12,293                12,870
Other assets....................................................................               3,018                 2,801
                                                                                         -----------           -----------
         Total assets...........................................................         $   271,412           $   231,473
                                                                                         ===========           ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................................................         $     6,839           $     6,948
     Accrued and other current liabilities......................................              34,752                34,539
                                                                                         -----------           -----------
         Total current liabilities..............................................              41,591                41,487

Deferred income taxes...........................................................              26,424                24,505
                                                                                         -----------           -----------
         Total liabilities......................................................              68,015                65,992
                                                                                         -----------           -----------

Commitments and Contingencies (See Note 10)

Stockholders' equity: (See Notes 1, 2 and 3)
Preferred stock, $.10 par value, 15,000 shares authorized, none issued..........                  --                    --
Class A common stock, $.01 par value, 100,000 shares authorized,
     62,351 shares and 61,260 shares issued and outstanding at
     June 30, 2003 and December 31, 2002, respectively  (1).....................                 623                   612
Class B common stock, $.01 par value, 25,000 shares authorized,
     none outstanding (1).......................................................                  --                    --

Additional paid-in-capital (1) .................................................              85,541                71,446
Retained earnings...............................................................             117,288                93,608
Cumulative translation adjustment...............................................                 (55)                 (185)
                                                                                         -----------           -----------
         Total stockholders' equity.............................................             203,397               165,481
                                                                                         -----------           -----------
         Total liabilities and stockholders' equity.............................         $   271,412           $   231,473
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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                          ------------------------
                                                                                                  JUNE 30,
                                                                                                  --------

                                                                                                2003             2002
                                                                                                ----             ----
Cash flows from operating activities:
Net income........................................................................      $     23,680       $   15,756

Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization............................................             5,389            3,674
         Split-off costs (See Note 2) ............................................             2,010               --
         Provision for doubtful accounts..........................................                 3              368
         Deferred income taxes....................................................             1,919            1,098
         Tax benefit related to option exercises..................................             5,226            2,470
     Changes in assets and liabilities:
         Trade accounts receivable................................................            (5,313)          (8,416)
         Other current assets.....................................................            (9,725)          (5,695)
         Other assets.............................................................               482              711
         Accounts payable.........................................................              (726)             955
         Accrued and other liabilities............................................                53            9,455
                                                                                        ------------       ----------
Net cash provided by operating activities.........................................            22,998           20,376
                                                                                        ------------       ----------
Cash flows from investing activities:
Purchases of property and equipment...............................................           (13,700)          (4,841)
Acquisition, net of cash acquired.................................................            (3,816)          (2,744)
                                                                                        ------------       ----------
Net cash used in investing activities.............................................           (17,516)          (7,585)
                                                                                        ------------       ----------

Cash flows from financing activities:
Proceeds from issued shares/contributed capital...................................             8,879            5,979
Split-off costs...................................................................            (2,963)              --
                                                                                        ------------       ----------
Net cash provided by financing activities.........................................             5,916            5,979
                                                                                        ------------       ----------

Effect of currency translation....................................................               130               96
                                                                                        ------------       ----------

Increase in cash and cash equivalents ............................................            11,528           18,866
Cash and cash equivalents, beginning of year......................................           126,211           84,977
                                                                                        ------------       ----------
Cash and cash equivalents, end of period..........................................      $    137,739       $  103,843
                                                                                        ============       ==========

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                          (DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation ("Cognizant" or the "Company") in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 2002 Annual Report on Form 10-K, as amended on the Company's Current Report on Form 8-K filed on April 25, 2003, and the Company's condensed consolidated financial statements (and notes thereto) included in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior period amounts have been restated to conform to the presentation of the Company's financial statements for fiscal year 2003. (See Notes 2 and 3).

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

     As a result of the Split-Off, IMS Health and its affiliates are no longer related parties of Cognizant as of the Split-Off Date. Accordingly, only services rendered to or received from IMS Health and its affiliates during the period January 1, 2003 to the Split-Off Date are classified as related party transactions. Services rendered to or received from IMS Health subsequent to the Split-Off Date are classified as third party transactions.

     In connection with the Split-Off, Cognizant was obligated to pay the costs associated with the Split-Off (the "Split-Off Costs") in connection with the exchange offer under the provisions of an Intercompany Agreement, dated as of May 15, 1998. The Intercompany Agreement provided that Cognizant would pay its own costs, without reimbursement, and the costs of IMS Health (other than underwriting discounts, commissions and certain other specified costs) necessary to facilitate a sale or spin-off of IMS Health's ownership interest in the Company.

     During the six months ended June 30, 2003, Cognizant incurred direct and incremental costs of approximately $2,000, resulting from external costs contractually incurred related to the Split-Off. Such costs included direct legal, accounting, printing and other costs, including a non-cash charge calculated in accordance with APB 25 of approximately $488 related to the retention, acceleration and extended life of Cognizant common stock options by two former Directors of Cognizant who resigned on the Split-Off Date as a condition of the Split-Off. Such former Directors were, and are, Officers of IMS Health.

     Of the total of approximately $3,700 of Split-Off Costs incurred and recorded, including approximately $1,700 recorded in fiscal 2002, all costs have either been invoiced or paid as of June 30, 2003. Cognizant did not receive any proceeds from the IMS Health exchange offer.

NOTE 3 - CAPITAL STOCK

     As of February 21, 2003, pursuant to the Company's Restated Certificate of Incorporation, all 33,872,700 shares (on a post-split basis) of Class B common stock converted into shares of Class A common stock. Accordingly, as of such date, there are no shares of Class B common stock outstanding. The conversion of Class B common stock to Class A common stock has been reflected in the accompanying financial statements, including all applicable references as to the number of outstanding Class A and Class B common shares. Stockholders' equity accounts have been restated to reflect a $113 reclassification of an amount equal to the par value of the Class B shares to the Class A common stock account.

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

     In connection with the Split-Off, Cognizant's Board of Directors also approved amendments to Cognizant's by-laws, which became effective following completion of the Split-Off. The material terms of these amendments made to Cognizant's by-laws affect nominations of persons for election to the Board of Directors and proposals of business at annual or special meetings of stockholders. Cognizant's Board of Directors also adopted a stockholders' rights plan providing certain rights to stockholders under certain circumstances.

     On March 5, 2003, the Board of Directors declared a 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003 to stockholders of record on March 19, 2003. The stock split has been reflected in the accompanying financial statements, and all applicable references as to the number of outstanding common shares and per share information have been restated. Stockholders' equity accounts have been restated to reflect a $408 reclassification of an amount equal to the par value of the increase in issued Class A common shares from the additional paid-in-capital account to the Class A common stock account.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Revenues from IMS Health prior to the Split-Off Date have been classified as related party revenues. As a result of the Split-Off, IMS Health is no longer a related party to the Company as of the Split-Off Date. Accordingly, revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. Related party revenues from IMS Health were $0 and approximately $5,212 for the three months ended June 30, 2003 and June 30, 2002, respectively. Total revenues from IMS Health for the six months ended June 30, 2003, including related party revenues during the period January 1 through February 13, 2003, were approximately $10,536 as compared to total revenues from IMS Health of approximately $10,046 for the six months ended June 30, 2002, during which IMS Health was classified as a related party.

     Since the Split-off Date, IMS Health continues to provide the Company with certain administrative services, including payroll and payables processing, under the provisions of an amended and restated Intercompany Services Agreement entered into in connection with the Split-Off. In prior periods, IMS Health permitted the Company to participate in certain of IMS Health's business insurance plans and provided certain other services such as tax planning and compliance, which have since been transitioned to the Company. All services were performed and charged to the Company under the Intercompany Services Agreement with IMS Health that was in effect prior to the Split-Off. Related party costs in connection with these services were approximately $0 and $139 for the three months ended June 30, 2003 and June 30, 2002, respectively. Total costs, including related party costs in the period January 1 through the Split-Off Date, in connection with these services were $57 and $278 for the six-month period ended June 30, 2003 and June 30, 2002, respectively.

     The Company has a strategic relationship with The Trizetto Group Inc. ("Trizetto") that includes helping its healthcare customers integrate Trizetto's products with their existing information systems and, within Trizetto, supporting further development of these software applications. As of the Split-Off Date, IMS Health owned approximately 26.4% of the outstanding common stock of Trizetto. The Company recorded revenues from Trizetto of approximately $831 from January 1, 2003 through the Split-Off Date. The Company recorded expenses related to Trizetto commissions of approximately $9 from January 1, 2003 through the Split-Off Date.

NOTE 5 - COMPREHENSIVE INCOME

     The Company's Comprehensive Income consists of net income and foreign currency translation adjustments. Accumulated balances of Cumulative Translation Adjustments, as of June 30, 2003 and June 30, 2002 are as follows:

                                                                     Cumulative
                                                                     Translation
                                                                     Adjustment
                                                                     -----------
     Balance, December 31, 2002...................................   $    (185)
     Period Change................................................         130
                                                                     ---------
     Balance, June 30, 2003.......................................   $     (55)
                                                                     =========

     Balance, December 31, 2001...................................   $    (158)
     Period Change................................................          96
                                                                     ---------
     Balance, June 30, 2002.......................................   $     (62)
                                                                     =========

NOTE 6 - ACCOUNTING FOR STOCK-BASED EMPLOYEE COMPENSATION PLANS

     In the first quarter of 2003, the Company adopted the interim disclosures required by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Such disclosures are provided below.

     At June 30, 2003, the Company had four stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations." Except for approximately $488 calculated in accordance with APB 25 related to the retention, acceleration and extended life of Cognizant common stock options by two former Directors of Cognizant included in Split-Off Costs, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2003 and 2002, if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (the "FASB") Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                          THREE MONTHS       THREE MONTHS      SIX MONTHS           SIX MONTHS
                                              ENDED             ENDED            ENDED                ENDED
                                          JUNE 30, 2003     JUNE 30, 2002     JUNE 30, 2003        JUNE 30, 2002
                                       -------------------------------------------------------------------------
Net income as reported.............       $  13,502          $  8,647         $    23,680          $  15,756
  Add: Stock-based
  compensation, net of tax
  benefit, included in net income..               0                 0                 488                  0
  Deduct: Total stock-based
  compensation expense
  determined under the fair
  value method for all awards,
  net of tax related benefits......          (3,791)           (2,770)             (7,651)            (5,359)
                                       -------------------------------------------------------------------------
Pro forma net income...............       $   9,711          $  5,877         $    16,517          $  10,397

Earnings per share:
------------------
As reported - basic................           $0.22             $0.15               $0.38              $0.27
Pro forma - basic..................           $0.16             $0.10               $0.27              $0.18
As reported - diluted..............           $0.20             $0.14               $0.36              $0.25
Pro forma - diluted................           $0.15             $0.09               $0.25              $0.17

NOTE 7 - INCOME TAXES

     The Company's Indian subsidiary, Cognizant Technology Solutions India Pvt. Limited ("CTS India"), is an export oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of CTS India are attributable to export profits and are therefore currently substantially exempt from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by March 2009. During the year ended December 31, 2002, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $7,683 and increase diluted earnings per share by $0.12. There was no impact on the Company's overall income tax provision, net income or diluted earnings per share in 2001 because, prior to 2002, the Company was providing deferred income taxes on such untaxed Indian earnings due its intent to repatriate all accumulated earnings from India to the United States. Accordingly, the Company has provided deferred income taxes as of June 30, 2003 of approximately $27,359 on all such undistributed earnings through December 31, 2001.

     During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, the Company intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Bulletin 23, the Company no longer accrues taxes on the repatriation of earnings recognized in 2002 and subsequent periods as these earnings are considered to be permanently reinvested outside of the United States. As of June 30, 2003, the amount of unrepatriated earnings upon which no provision for taxation has been recorded is approximately $51,231. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

     Effective April 1, 2002, the government of India passed various tax law changes which affected the way in which the Company's earnings are taxed in India. The tax exemption for export earnings was reduced from 100% to 90%, a surtax was imposed increasing the Indian effective rate from 35.7% to 36.75% for income that is subject to tax, and the corporate level tax on the payment of dividends was replaced with a withholding tax on dividends.

     Effective April 1, 2003, the tax exemption in India for export earnings reverted back to 100% from 90% under the law in effect for the tax year ended March 31, 2003. In addition, effective April 1, 2003, the surtax was reduced to 2.5% from 5.0% for income that is subject to the tax. The corporate level tax on distributed Indian earnings has been reinstated and the withholding tax on stockholders repealed. The effective tax rate of 23.0% for the three months ended June 30, 2003 and 21.8% for the six months ended June 30, 2003 reflects these statutory tax law changes, which were enacted in the second quarter of 2003. The provision for income taxes increased from approximately $2.5 million during the three months ended June 30, 2002 to approximately $4.0 million during the three months ended June 30, 2003. The effective tax rates for the three and six months ended June 30, 2003 were 23.0% and 21.8%, respectively, as compared to 22.5% and 23.4%, respectively, for the three and six months ended June 30, 2002. The increase in the effective tax rate for the three months ended June 30, 2003 was primarily due tax law changes in India, which were enacted into law during the second quarter of 2003. The tax law changes reduced the Company's ability to claim credit in the U.S. upon repatriation of its pre-2002 Indian earnings. The principal difference between the effective tax rates during the 2002 and 2003 periods and the Company's U.S. federal statutory rate is the effect of the tax holiday in India.

NOTE 8 - ACQUISITION

     On April 1, 2003, the Company acquired Aces International, Inc. ("Aces"), a company specializing in Customer Relationship Management solutions, serving clients in healthcare, financial services and telecommunications verticals, for approximately $4,700 (including approximately $500 of estimated direct deal costs). Aces, a U.S.-based company having small offshore operations in India, will operate as a 100% consolidated subsidiary.

     The Company has accounted for the acquisition as a business combination under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". In accordance with the provisions of SFAS No. 142 the Company has made a preliminary allocation of purchase price, based upon an independent appraisal, which is subject to adjustment when additional information concerning asset and liability valuations is finalized. Based upon that preliminary assessment, the Company has allocated the purchase price to the tangible and amortizable intangible, goodwill assets and liabilities acquired. Approximately $120 has been allocated to amortizable intangible assets that relate to customer backlog, which has been determined to have a useful life of 18 months and approximately $4,580 has been allocated to goodwill, which includes, in accordance with SFAS No. 142, the value that has been allocated to an assembled workforce. Amortization of $16 related to the acquisition of the backlog has been included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003. The estimated amortization expense for such intangible asset for each of the succeeding fiscal years is$49, $66 and $5for 2003, 2004 and 2005, respectively.

NOTE 9- STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 effective January 1, 2003 did not have a material impact on the Company's financial position, results of operations or cash flows for the three and six months ended June 30, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement were effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 45 beginning in the first quarter of fiscal 2003. The adoption of FIN 45 did not have and is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

     On July 1, 2003, the Company adopted Emerging Issues Task Force ("EITF") consensus EITF 00-21 "Revenue Arrangements with Multiple Deliverables". This consensus requires the Company to evaluate, at the inception of each new contract, all deliverables in an arrangement to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, primarily fixed-bid contracts that provide both application maintenance and application development service and certain application maintenance contracts, arrangement consideration will be allocated among the separate units of accounting, where separable, based on their relative fair values and recognized separately based on the Company's revenue recognition policy. EITF 00-21 indicates that the best evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. Fair value evidence often consists of entity-specific or vendor-specific objective evidence of fair value. The Company has evaluated the impact of the adoption of EITF 00-21 on the types of contracts that it has traditionally entered into and has concluded that the adoption of EITF 00-21 for these types of contracts entered into subsequent to July 1, 2003 is not expected to have a material impact on the Company's financial position, results of operations or cash flows. (See Note 12.)

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 and the consolidation requirements for variable interest entities created or acquired subsequent to January 31, 2003 became effective for financial statements issued by the Company beginning in the first quarter of fiscal 2003. For variable interest entities created or acquired prior to February 1, 2003, the consolidation requirements of FIN 46 become effective for the Company in the third quarter of fiscal 2003. The Company currently has no significant contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact of SFAS No. 149 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete representation of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This Statement also requires that certain obligations that could be settled by the issuance of equity, but lack other characteristics of equity, be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS No. 150 became effective for the Company for financial instruments entered into or modified after May 31, 2003, or otherwise at the beginning of the fourth quarter of fiscal 2003. The Company did not enter into or modify any financial instruments having characteristics of both liabilities and equity during June 2003. The Company has evaluated the impact of SFAS No. 150 to determine the effect it may have on its consolidated results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     As of June 30, 2003, the Company has entered into fixed capital commitments related to its India development center expansion program of $30,315, of which $25,770 has been spent to date.

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

     o indemnification provisions in respect of the respective disclosure in the Split-Off documents, the conduct of the Split-Off and any failure to perform the Distribution Agreement; and

     o the agreement of the Company to undertake to be jointly and severally liable to certain of IMS Health's prior affiliates for liabilities arising out of or in connection with IMS Health's business and the businesses of the Company and other successors to the businesses of Cognizant Corporation in accordance with the terms of the Distribution Agreement dated as of October 28, 1996, among Cognizant Corporation, which has been renamed Nielsen Media Research, Inc., The Dun & Bradstreet Corporation, which has been renamed the R.H. Donnelly Corporation and AC Nielsen Corporation and related agreements. However, subject to the general allocation of liabilities arising from the respective businesses of IMS Health and the Company, IMS Health has agreed to indemnify and reimburse the Company for liabilities incurred with respect to these undertakings.

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

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company's quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of the Company's engagements involve projects that are critical to the operations of its customers' businesses and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its softwaredevelopment and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, results of operations and financial condition.

NOTE 11 - SEGMENT INFORMATION

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

     In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", information about the Company's operations and total assets in North America, Europe and Asia for the three and six months ended June 30, 2003 and June 30, 2002 are as follows:


                                                 THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------              -------------------------
                                                  2003                2002                 2003               2002
                                                  ----                ----                 ----               ----
REVENUES (1)
North America(2)......................           $77,621              $47,223             $143,323         $ 87,533

Europe................................             9,125                6,801               17,371           12,365
Asia..................................               700                  334                1,268              944
                                                     ---                  ---                -----              ---
Consolidated..........................           $87,446              $54,358             $161,962         $100,842
                                                 =======              =======             ========         ========
OPERATING INCOME (1)
North America(2)......................           $15,204              $ 9,298             $ 28,010         $ 17,229
Europe................................             1,787                1,338                3,395            2,433
Asia..................................               137                   66                  248              186
                                                     ---                   --                  ---              ---
Consolidated..........................           $17,128              $10,702             $ 31,652         $ 19,848
                                                 =======              =======             ========         ========
REVENUES BY SERVICE
Application Development and
Integration Services..................           $35,243              $23,263             $ 63,427         $ 43,989
Application Maintenance Services.....             52,203               31,095               98,535           56,853
                                                 -------              -------             --------         --------
                                                 $87,446              $54,358             $161,962         $100,842
                                                 =======              =======             ========         ========


                                                        AS OF JUNE 30,
                                                        --------------
IDENTIFIABLE ASSETS                               2003                 2002
                                                  ----                 ----
North America(2).....................          $117,856             $103,023
Europe...............................            11,557               10,859
Asia.................................           141,999               66,910
                                               --------             --------
Consolidated.........................          $271,412             $180,792
                                               ========             ========

(1) Revenues and resulting operating income are attributed to regions based upon customer location.

(2) Primarily relates to operations in the United States.

     Related party revenues were 9.6% and 10.0% for the three and six months ended June 30, 2002. Related party revenue for the three and six months ended June 30, 2003 were not material in the period January 1, 2003 through February 13, 2003, during which IMS was a related party (See Note 4).

NOTE 12- REVENUE RECOGNITION

     The Company's services are entered into on either a time-and-materials basis or fixed-price basis. Revenues related to time-and-materials contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the service is performed using the percentage-of-completion method of accounting, under which the total value of revenue during the term of an agreement is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Revenues related to fixed-priced contracts that provide for application maintenance services or a combination of application maintenance and application development services that are not separable are recognized on a straight-line basis or as services are rendered or transactions processed in accordance with contractual terms.

     Information technology consulting services provided through time and materials contracts, as well as applications maintenance services contracts only, are recognized as revenue in accordance with SAB 101. Accordingly, revenue is recognized when: 1) persuasive evidence of an arrangement exists; 2) there is a fixed and determinable price for the services rendered; 3) delivery has occurred; and 4) collectibility is assured. Expenses are recorded as incurred over the contract period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Cognizant Technology Solutions Corporation ("Cognizant", "CTS" or the "Company") is a leading provider of information technology ("IT") consulting services related to IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in the United States and Europe. Cognizant's core competencies include web-centric applications, data warehousing, and component-based development and legacy and client-server systems. Cognizant provides the IT consulting services it offers using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated IT centers located in India and Ireland.

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

     On February 13, 2003, IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 33,872,700 shares, on a post-split basis) in an exchange offer to IMS stockholders (the "Split-Off") connection with the Split-Off. IMS Health distributed 0.927 shares of Cognizant Class B common stock to its stockholders for every one share of IMS Health's common stock tendered. There was no impact on the number of Cognizant's total shares outstanding upon the completion of the exchange offer. Accordingly, as of February 13, 2003, IMS Health is no longer a related party.

     As of February 21, 2003, pursuant to Cognizant's Restated Certificate of Incorporation, all of the shares of Class B common stock automatically converted into shares of Class A common stock. Accordingly, as of February 21, 2003, there are no shares of Class B common stock outstanding.

     The conversion of Class B common stock to Class A common stock has been reflected in the accompanying financial statements, including the restatement of all applicable references as to the number of outstanding Class A and Class B common shares on the accompanying Statements of Financial Position. Stockholders' equity accounts have been restated to reflect a $113,000 reclassification of an amount equal to the par value of the Class B shares to the Class A common stock account.

     Revenues from IMS Health prior to February 13, 2003 (the date of the Split-Off) have been classified as related party revenues. As of that date, IMS Health is no longer a related party to the Company. Accordingly, revenues from IMS Health subsequent to February 13, 2003 are classified as third party revenues. Aggregate revenues from IMS Health for the six months ended June 30, 2003, including related party revenues in the period January 1 through February 13, 2003, were approximately $10.5 million compared to approximately $10.0 million for the six months ended June 30, 2002, during which IMS Health was classified as a related party.

     The Company does not anticipate a material change in total revenues received from IMS Health in the year ended December 31, 2003, including revenues from IMS Health when it was a related party, as compared to total revenues from IMS Health in the year ended December 31, 2002. There can be no assurance, however, that the expected revenues from IMS Health in 2003 or beyond will actually approximate the level of revenue received from IMS Health during fiscal 2002.

     On March 5, 2003, the Board of Directors declared a 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003 to stockholders of record on March 19, 2003. The stock split has been reflected in the accompanying condensed financial statements, and all applicable references as to the number of outstanding common shares and per share information have been restated.
Stockholders' equity accounts have been restated to reflect a $408 reclassification of an amount equal to the par value of the increase in issued Class A common shares from the additional paid-in-capital account to the Class A common stock account.

CHANGES TO CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

INCOME TAXES.

     Effective April 1, 2003, the government of India passed various tax law changes which affected the way in which the Company's earnings are taxed in India. The tax exemption for export earnings was increased from 90% to 100%, the surtax was reduced decreasing the Indian effective tax rate from 36.75% to 35.875% for income that is subject to tax and the corporate level tax on the payment of dividends was reinstated with the withholding tax on dividends repealed.

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

RESULTS OF OPERATIONS

     The following table sets forth certain results of operations as a percentage of total revenue:


                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                                 --------                       --------
                                                           2003            2002           2003            2002
                                                           ----            ----           ----            ----
Total revenues....................................         100.0%         100.0%          100.0%         100.0%
Cost of revenues..................................          54.0           54.0            54.4           53.1
                                                        --------       --------        --------       --------
    Gross profit..................................          46.0           46.0            45.6           46.9
Selling, general and administrative
    expense.......................................          23.3           23.1            22.7           23.6
Depreciation and amortization expense.............           3.2            3.2             3.3            3.6
                                                        --------       --------        --------       --------
    Income from operations........................          19.6           19.7            19.5           19.7
Other income (expense):
    Interest income...............................           0.4            0.7             0.5            0.8
    Other income (expense)........................           0.1            0.1            (0.1)          (0.1)
    Split off costs (1) ..........................           0.0            0.0            (1.2)            --
                                                        --------       --------        --------       --------
Total other income (expense) .....................           0.5            0.8            (0.8)           0.7
                                                        --------       --------        --------       --------
Income before provision for income taxes..........          20.1           20.5            18.7           20.4
Provision for income taxes........................          (4.6)          (4.6)           (4.1)          (4.8)
                                                        --------       --------        --------       --------
Net income .......................................          15.4%          15.9%           14.6%          15.6%
                                                        ========       ========        ========       ========

(1) The Company was obligated to pay the costs associated with the Split-Off (the "Split-Off Costs") in connection with the exchange offer under the provisions of an Intercompany Agreement, dated as of May 15, 1998. The Intercompany Agreement provided that Cognizant would pay its own costs, without reimbursement, and the costs of IMS Health (other than underwriting discounts, commissions and certain other specified costs) necessary to facilitate a sale or spin-off of IMS Health's ownership interest in the Company. (See Note 2 of the Notes to Condensed Financial Statements).

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     REVENUE. Revenue increased by 60.9%, or approximately $33.0 million, from approximately $54.4 million during the three months ended June 30, 2002 to approximately $87.4 million during the three months ended June 30, 2003. This increase resulted primarily from an increase in both application management and application development services, and revenue generated from the acquisition of Aces International Inc. ("Aces") (See Note 8 of the Notes to Condensed Financial Statements). During the three months ended June 30, 2003, one third-party customer accounted for sales of approximately 10% of revenues. During the three months ended June 30, 2002, sales to IMS Health accounted for approximately 10% of revenues.

     GROSS PROFIT. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 60.8%, or approximately $17.9 million, from approximately $29.3 million during the three months ended June 30, 2002 to approximately $47.2 million during the three months ended June 30, 2003. The increase was due primarily to costs resulting from an increase in the number of the Company's technical professionals from approximately 3,800 employees at June 30, 2002 to approximately 6,000 employees at June 30, 2003. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 60.9%, or approximately $15.2 million, from approximately $25.0 million during the three months ended June 30, 2002 to approximately $40.2 million during the three months ended June 30, 2003. Gross profit margin remained constant at 46.0% for the three months ended June 30, 2002 and 2003.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 61.6%, or approximately $8.8 million, from approximately $14.3 million  during the three  months  ended June 30,  2002 to  approximately  $23.1 million during the three months ended June 30, 2003, and increased as a percentage of revenue from 26.3% to 26.4%. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth.

     INCOME FROM OPERATIONS. Income from operations increased 60.0%, or approximately $6.4 million, from approximately $10.7 million during the three months ended June 30, 2002 to approximately $17.1 million during the three months ended June 30, 2003, representing operating margins of 19.7% and 19.6 % of revenues, respectively. The decrease in operating margin was due primarily to the increase in selling, general and administrative expenses.

     OTHER INCOME/(EXPENSE). Other income/(expense) consists primarily of interest income and foreign currency exchange gains/losses. Interest income decreased from approximately $0.4 million during the three months ended June 30, 2002 to approximately $0.3 million during the three months ended June 30, 2003 primarily due to reductions in global interest rates.

     The Company recognized net foreign currency exchange gains of approximately $46,000 and $98,000 during the three month periods ended June 30, 2002 and June 30, 2003, respectively, as a result of the effect of changing exchange rates on the Company's transactions.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased from approximately $2.5 million during the three months ended June 30, 2002 to approximately $4.0 million during the three months ended June 30, 2003. The effective tax rate of 22.5% for the three months ended June 30, 2002 increased marginally to 23.0% for the three months ended June 30, 2003 primarily due to the enactment in the quarter effective April 1, 2003 of changes in the India tax laws in which the corporate level tax on the payment of dividends was reinstated and the withholding tax on dividends was repealed partially offset by an increase in the Indian tax holiday from 90% to 100%.

     NET INCOME. Net income increased from approximately $8.6 million for the three months ended June 30, 2002 to approximately $13.5 million for the three months ended June 30, 2003, representing 15.9% and 15.4% of revenues, respectively. The decrease in net income as a percentage of revenues compared to the prior year period was primarily due to higher selling, general and administrative costs and a higher effective tax rate.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     REVENUE. Revenue increased by 60.6%, or approximately $61.1 million, from approximately $100.8 million during the six months ended June 30, 2002 to approximately $162.0 million during the six months ended June 30, 2003. This increase resulted primarily from an increase in both application management and development services, and revenue generated from the acquisition of Aces. During the six months ended June 30, 2003, one third-party customer accounted for sales of approximately 10.0% of revenues. During the six months ended June 30, 2002, sales to IMS Health accounted for approximately 10.0% of revenues.

     GROSS PROFIT. The Company's cost of revenues increased by 64.7%, or approximately $34.6 million, from approximately $53.5 million during the six months ended June 30, 2002 to approximately $88.2 million during the six months ended June 30, 2003. The increase was due primarily to costs resulting from an increase in the number of the Company's technical professionals from approximately 3,800 employees at June 30, 2002 to approximately 6,000 employees at June 30, 2003. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 56.0%, or approximately $26.5 million, from approximately $47.3 million during the six months ended June 30, 2002 to approximately $73.8 million during the six months ended June 30, 2003.

     As a result, gross profit margin decreased from 46.9% for the six months ended June 30, 2002 to 45.6% for the six months ended June 30, 2003. The decrease in gross profit margin was due primarily to an increase, compared to the prior year period, in on-site employees who are paid a greater salary than their offshore counterparts, coupled with a lower utilization of offshore technical professionals and the appreciation of the Indian Rupee versus the U.S. dollar.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, increased by 53.5%, or approximately $14.7 million, from approximately $27.5 million during the six months ended June 30, 2002 to approximately $42.2 million during the six months ended June 30, 2003, however, selling and general administrative expenses decreased as a percentage of revenue from 27.2% to 26.0%. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's ability to leverage prior sales and marketing investments.

     INCOME FROM OPERATIONS. Income from operations increased 59.5%, or approximately $11.8 million, from approximately $19.8 million during the six months ended June 30, 2002 to approximately $31.7 million during the six months ended June 30, 2003, representing operating margins of 19.7% and 19.5 %, respectively. The decrease in operating margin was primarily due to the lower gross margin partially offset by the Company's ability to leverage its prior sales and marketing investments.

    OTHER INCOME/(EXPENSE). Interest income decreased from $0.8 million during the six months ended June 30, 2002 to $0.7 million during the six months ended June 30, 2003 due primarily to reductions in global interest rates.

     The Company recognized a net foreign currency exchange gain of approximately $0.1 million during each of the six month periods ended June 30, 2002 and June 30, 2003, as a result of the effect of changing exchange rates on the Company's transactions.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased from approximately $4.8 million during the six months ended June 30, 2002 to approximately $6.6 million during the six months ended June 30, 2003. The effective tax rate of 23.4% for the six months ended June 30, 2002 decreased to 21.8% for the six months ended June 30, 2003, primarily due to the effect of tax law changes in India.

     NET INCOME. Net income increased from approximately $15.8 million for the six months ended June 30, 2002 to approximately $23.7 million for the six months ended June 30, 2003, representing 15.6% and 14.6% of revenues, respectively. The decrease in net income as a percentage of revenues compared to the prior period was primarily due to lower gross margin and the impact of the one-time, non-recurring Split-Off Costs incurred in the first quarter of 2003, partially offset by the Company's ability to leverage its prior sales and marketing investments.

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

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

North American Segment

     REVENUE. Revenue increased by 64.4%, or approximately $30.4 million, from approximately $47.2 million during the three months ended June 30, 2002 to approximately $77.6 million during the three months ended June 30, 2003. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer's internal IT costs, as well as increased sales and marketing activities directed at the U.S. market for the Company's services.

     INCOME FROM OPERATIONS. Income from operations increased 63.5%, or approximately $5.9 million, from approximately $9.3 million during the three months ended June 30, 2002 to approximately $15.2 million during the three months ended June 30, 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

     REVENUE. Revenue increased by 34.2%, or approximately $2.3 million, from approximately $6.8 million during the three months ended June 30, 2002 to approximately $9.1 million during the three months ended June 30, 2003. The increase in revenue was attributable to the increased acceptance of the Company's services, particularly in the United Kingdom.

     INCOME FROM OPERATIONS. Income from operations increased 33.5%, or approximately $0.4 million, from $1.3 million during the three months ended June 30, 2002 as compared to $1.8 million during the three months ended June 30, 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Asian Segment

     REVENUE. Revenue increased by 109.6% or approximately $0.4 million, from $0.3 million during the second quarter of 2002 as compared to $0.7 million during the second quarter of 2003. The increase in revenue was primarily attributable to increased acceptance of Company's on-site/offshore delivery model by clients based in Japan.

     INCOME FROM OPERATIONS. Income from operations increased by 107.6% or approximately $0.1 million, from $0.1 million during the second quarter of 2002 as compared to $0.2 million during the second quarter of 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

North American Segment

     REVENUE. Revenue increased by 63.7%, or approximately $55.8 million, from approximately $87.5 million during the six months ended June 30, 2002 to approximately $143.3 million during the six months ended June 30, 2003. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer's internal IT costs, as well as increased sales and marketing activities directed at the U.S. market for the Company's services.

     INCOME FROM OPERATIONS. Income from operations increased 62.6%, or approximately $10.8 million, from approximately $17.2 million during the six months ended June 30, 2002 to approximately $28.0 million during the six months ended June 30, 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

         REVENUE. Revenue increased by 40.5%, or approximately $5.0 million, from approximately $12.4 million during the six months ended June 30, 2002 to approximately $17.4 million during the six months ended June 30, 2003. The increase in revenue was attributable to the increased acceptance of the Company's services, particularly in the United Kingdom.

     INCOME FROM OPERATIONS. Income from operations increased 39.5%, or approximately $1.0 million from $2.4 million during the six months ended June 30, 2002 as compared to $3.4 million during the six months ended June 30, 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Asian Segment

     REVENUE. Revenue increased by 34.3% or approximately $0.4 million, from $0.9 million during the six months ended June 30, 2002 as compared to $1.3 million during the six months ended June 30, 2003. The increase in revenue was primarily attributable to increased acceptance of Company's on-site/offshore delivery model by clients based in Singapore and Australia.

     INCOME FROM OPERATIONS. Income from operations increased by 33.2% or approximately $0.1 million, from $0.2 million during the six months ended June 30, 2002 as compared to $0.3 million during the six months ended June 30, 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

LIQUIDITY AND CAPITAL RESOURCES

     At  June  30,  2003,   the  Company  had  cash  and  cash   equivalents  of
approximately $137.7 million. The Company has used and plans to use such cash for (i) expansion of existing operations, including its offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital.

     Net cash provided by operating activities was approximately $23.0 million during the six months ended June 30, 2003 as compared to net cash provided by operating activities of approximately $20.4 million during the six months ended June 30, 2002. This increase resulted primarily from increased net income, a lower increase in the trade accounts receivable balance compared to the prior period and an increased tax benefit from the exercise of stock options, offset, in part, by higher incentive compensation payments in the first quarter of 2003 as compared to 2002. Trade accounts receivable, net of allowance, increased from $35.1 million at December 31, 2002 to $42.9 million at June 30, 2003. The increase in trade accounts receivable during 2003 was due primarily to increased revenue and the acquisition of Aces. Unbilled accounts receivable increased from $4.2 million at December 31, 2002 to $9.3 million at June 30, 2003. The increase in unbilled accounts receivable was due primarily to volume associated with strong sequential revenue growth, a mid-month billing cycle for a significant portion of the revenue from the Aces acquisition, and an increase in percentage of revenue coming from fixed-price contracts. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance  staff.  At June  30,  2003,  the  Company's  day's  sales  outstanding, including unbilled receivables, was approximately 54 days compared to approximately 64 days at June 30, 2002.

     The Company's investing activities used net cash of approximately $17.5 million for the six months ended June 30, 2003 as compared to net cash used of approximately $7.6 million for the same period in 2002. The increase in 2003 as compared to 2002 primarily reflects the Company's investment in property and equipment for newly constructed owned facilities in India and the acquisition of Aces.

     The Company's financing activities provided net cash of approximately $5.9 million for the six months ended June 30, 2003 as compared to approximately $6.0 million for the same period in 2002. The decrease in net cash provided by financing activities was primarily related to the payment of one-time, non-recurring Split-Off Costs in the first quarter of 2003, offset in part by a higher level of cash proceeds from the exercise of stock options and the purchase of employee stock purchase plan shares in 2003, as compared to the prior year.

     As of June 30, 2003, the Company had no third-party debt.

     The Company had working capital of $162.3 million at June 30, 2003 and $134.3 million at December 31, 2002. Accordingly, the Company does not anticipate any near-term liquidity issues.

     As of June 30, 2003, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $30.3 million, of which $25.8 million has been spent to date. The multi-phase program encompasses the construction of three fully owned IT facilities containing approximately 622,000 square feet of space in Pune, Calcutta and Chennai. The facilities in Calcutta and Pune were completed in 2002. The facility in Chennai is expected to be completed in 2003. Total costs related to this program are expected to be approximately $35.6 million, which the Company expects to fund internally.

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

COMMITMENTS AND CONTINGENCIES

     As of June 30, 2003, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $30.3 million, of which $25.8 million has been spent to date. The multi-phase program encompasses the construction of three fully-owned IT facilities containing approximately 622,000 square feet of space in Pune, Calcutta and Chennai. The facilities in Calcutta and Pune were completed in 2002. The facility in Chennai is expected to be completed in late 2003. Total expenditures related to this program are expected to be approximately $35.6 million, which the Company expects to fund internally.

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

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's Canadian, European and Asian subsidiaries (excluding India) are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For the Company's Indian subsidiary, the functional currency is the U.S. dollar since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in

U.S. dollars between the Indian subsidiary and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. A portion of the Company's costs in India are denominated in local currency and subject to exchange fluctuations, which has not had any material adverse effect on the Company's results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 effective January 1, 2003 did not have a material impact on the Company's financial position, results of operations or cash flows for the three and six months ended June 30, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement were effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 45 beginning in the first quarter of fiscal 2003. The adoption of FIN 45 did not have and is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

     On July 1, 2003, the Company adopted Emerging Issues Task Force ("EITF") consensus EITF 00-21 "Revenue Arrangements with Multiple Deliverables". This consensus requires the Company to evaluate, at the inception of each new contract, all deliverables in an arrangement to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, primarily fixed-bid contracts that provide both application maintenance and application development service and certain application maintenance contracts, arrangement consideration will be allocated among the separate units of accounting based on their relative fair values and recognized separately based on the Company's revenue recognition policy. EITF 00-21 indicates that the best evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. Fair value evidence often consists of entity-specific or vendor-specific objective evidence of fair value. The Company has evaluated the impact of the adoption of EITF 00-21 on the types of contracts that it has traditionally entered into and has concluded that the adoption of EITF 00-21 for contracts entered into subsequent to July 1, 2003 will not have a material impact on the Company's financial position, results of operations or cash flows.

     The Company's services are entered into on either a time-and-materials basis or fixed-price basis. Revenues related to time-and-materials contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the service is performed using the percentage-of-completion method of accounting, under which the total value of revenue during the term of an agreement is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Revenues related to fixed-priced contracts that provide for application maintenance services or a combination of application maintenance and application development services that are not separable are recognized on a straight-line basis or as services are rendered or transactions processed in accordance with contractual terms.

     Information technology consulting services provided through time and materials contracts, as well as applications maintenance services contracts only, are recognized as revenue in accordance with SAB 101. Accordingly, revenue is recognized when: 1) persuasive evidence of an arrangement exists; 2) there is a fixed and determinable price for the services rendered; 3) delivery has occurred; and 4) collectibility is assured. Expenses are recorded as incurred over the contract period.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 and the consolidation requirements for variable interest entities created or acquired subsequent to January 31, 2003 became effective for financial statements issued by the Company beginning in the second quarter of fiscal 2003. For variable interest entities created or acquired prior to February 1, 2003, the consolidation requirements of FIN 46 become effective for the Company in the fourth quarter of fiscal 2003. The Company currently has no significant contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments.

This Statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact of SFAS No. 149 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete representation of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This Statement also requires that certain obligations that could be settled by the issuance of equity, but lack other characteristics of equity, be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS No. 150 became effective for the Company for financial instruments entered into or modified after May 31, 2003, or otherwise at the beginning of the fourth quarter of fiscal 2003. The Company did not enter into or modify any financial instruments having characteristics of both liabilities and equity during June 2003. The Company has evaluated the impact of SFAS No. 150 to determine the effect it may have on its consolidated results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company believes that it does not have operations subject to material risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. Nonetheless, the Company periodically evaluates the need for hedging strategies to mitigate the effect of foreign currency fluctuations. The Company believes that it is does not have exposure to material market risks associated with changes in interest rates, as it does not have any variable interest rate debt outstanding. The Company does not believe that it has any other material exposure to market risks associated with interest rates.

ITEM 4.  CONTROLS AND PROCEDURES.

     The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) as of June 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on May 28, 2003 (the "Annual Meeting").

     There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 56,978,215 shares of Class A Common Stock out of a total number of 61,552,176 shares of Class A Common Stock issued and outstanding and entitled to vote at the meeting. The matters that were voted on at the meeting were:

     (A) The proposed election of the following six nominees as directors of the Company to serve for their designated Class of Directors and for such terms as follows:

          1) The nominees for Class I Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

              Kumar Mahadeva; and

              John E. Klein

          2) The nominees for Class II Directors to serve until the 2005 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

              Robert W. Howe; and

              Robert E. Weissman

          3) The nominees for Class III Directors to serve until the 2006 Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified:

              Venetia Kontogouris; and

              Thomas M. Wendel;

     (B) A proposal to amend the Company's 1999 Incentive Compensation Plan, as amended (the "Incentive Plan"), to increase the maximum number of shares of Class A Common Stock available for issuance under the Incentive Plan from 18,000,000 to 24,000,000 shares and to reserve an additional 6,000,000 shares of Class A Common Stock of the Company for issuance upon the exercise of stock options granted or for the issuance of other awards granted under the Incentive Plan; and

     (C) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 2003.

     The results of the votes of the Annual Meeting were as follows:

PROPOSAL
--------

Election of each of the nominees for the
Board of Directors of the Company for
their respective class:
                                      Number of Class A Common Stock Shares
                                      -------------------------------------
                                      For                          Withheld
                                ---------------              -------------------
CLASS I DIRECTORS

Kumar Mahadeva                    32,874,218                      24,103,997
John E. Klein                     45,369,348                      11,608,867

CLASS II DIRECTORS

Robert W. Howe                    45,369,348                      11,608,867
Robert E. Weissman                33,493,454                      23,484,761

CLASS III DIRECTORS

Venetia Kontogouris               46,521,865                      10,456,350
Thomas M. Wendel                  46,521,802                      10,456,413


                                      Number of Class A Common Stock Shares
                                      -------------------------------------

Proposal to amend the Incentive           For           Against        Abstain
Plan to increase the maximum number       ---           -------        -------
of shares of Class A Common Stock      19,956,097     24,295,757       149,283
available for issuance under the
Incentive Plan from 18,000,000 to
24,000,000 shares and to reserve an
additional 6,000,000 shares of Class
A Common Stock of the Company for
issuance upon the exercise of stock
options granted or for the issuance
of other awards granted under the
Incentive Plan:


Ratification of the appointment of        For           Against        Abstain
PricewaterhouseCoopers LLP as             ---           -------        -------
independent accountants of the         55,540,727      1,420,620        16,868
Company for the year ending December
31, 2003:


     Accordingly, the Company's stockholders elected all of the nominees for the Company's Board of Directors to serve for their respective Class of Directors and ratified PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2003. The Company's stockholders did not approve the amendment to the Incentive Plan.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

       31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

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

          On July 22, 2003, the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 containing a copy of its earnings release for the period ended June 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Cognizant Technology Solutions Corporation


DATE:  August 13, 2003           By:  /s/ Wijeyaraj Mahadeva
                                    ------------------------------------
                                    Wijeyaraj Mahadeva,
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)


DATE:  August 13, 2003           By:  /s/ Gordon Coburn
                                    ------------------------------------
                                    Gordon Coburn,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)