Form 10-Q
period 2003-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2003-11-12
CIK 1058290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended   September 30, 2003
                                        ------------------

[   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934    For the transition period from
       to                                                      -----------
          ----------

                         Commission File Number 0-24429

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                          13-3728359
-----------------------------------          -----------------------------------
      (State or Other                                    (I.R.S. Employer
      Jurisdiction of                                  Identification No.)
       Incorporation or
       Organization)

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

               Yes:   X                        No:
                    -----

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 31, 2003:

                Class                                      Number of Shares
                -----                                      ----------------

Class A Common Stock, par value $.01 per share                63,890,331

Class B Common Stock, par value $.01 per share                         0

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements (Unaudited)       1

              Condensed Consolidated Statements of Income and
              Comprehensive Income (Unaudited) for three months ended September 30, 2003 and 2002 and nine months ended
              September 30, 2003 and 2002................................   2

              Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2003 and December 31,
              2002 ......................................................   3

              Condensed Consolidated Statements of Cash Flows
              (Unaudited) for the nine months ended September 30, 2003
              and 2002...................................................   4

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)................................................   5

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  15

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk................................................  27

      Item 4. Controls and Procedures....................................  27


PART II.  OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K...........................  28

      SIGNATURES.........................................................  29

                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements
                                   (Unaudited)


                        COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 AND COMPREHENSIVE INCOME
                                        (Unaudited)
                           (in thousands, except per share data)


                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                            2003         2002         2003        2002
                                         ---------    ---------    ---------    ---------

Revenues .............................   $  98,111    $  55,714    $ 257,498    $ 146,510
Revenues - related party .............          --        5,519        2,575       15,565
                                         ---------    ---------    ---------    ---------
      Total revenues .................      98,111       61,233      260,073      162,075

Cost of revenues .....................      52,968       32,970      141,126       86,507
                                         ---------    ---------    ---------    ---------
Gross profit .........................      45,143       28,263      118,947       75,568

Selling, general and administrative
  expenses ...........................      22,861       14,150       59,624       37,933
Depreciation and amortization expense        3,008        2,005        8,397        5,679
                                         ---------    ---------    ---------    ---------
Income from operations ...............      19,274       12,108       50,926       31,956

Other income (expense):
   Other income (expense) ............         (21)          24         (120)         (89)
  Interest income ....................         617          471        1,358        1,305
  Split-off costs (See Note 2) .......          --           --       (2,010)          --
                                         ---------    ---------    ---------    ---------
      Total other income (expense) ...         596          495         (772)       1,216
                                         ---------    ---------    ---------    ---------


Income before provision for income
  taxes ..............................      19,870       12,603       50,154       33,172
Provision for income taxes ...........      (3,910)      (2,936)     (10,514)      (7,749)
                                         ---------    ---------    ---------    ---------
Net income ...........................   $  15,960    $   9,667    $  39,640    $  25,423
                                         =========    =========    =========    =========

Basic earnings per share (1) .........   $    0.25    $    0.16    $    0.64    $    0.43
                                         =========    =========    =========    =========

Diluted earnings per share (1) .......   $    0.23    $    0.15    $    0.59    $    0.40
                                         =========    =========    =========    =========

Weighted average number of common
  shares  outstanding - Basic (1) ....      62,902       59,586       62,031       58,853
                                         =========    =========    =========    =========

Dilutive effect of shares issuable as
  of  period-end under stock option
  plans(1) ...........................       6,180        4,768        5,075        4,267
                                         =========    =========    =========    =========

Weighted average number of common
  shares outstanding - Diluted(1) ....      69,082       64,354       67,106       63,120
                                         =========    =========    =========    =========


Comprehensive income:
Net income ...........................   $  15,960    $   9,667    $  39,640    $  25,423
Foreign currency translation
  adjustments ........................         292         (194)         422          (98)
                                         ---------    ---------    ---------    ---------

Comprehensive income .................   $  16,252    $   9,473    $  40,062    $  25,325
                                         =========    =========    =========    =========

(1) Reflects a 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003
(See Note 3).

                    The accompanying notes are an integral part of the
                  unaudited condensed consolidated financial statements.

                                           -2-


                    COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                    (Unaudited)
                         (in thousands, except par values)

                                                          September 30,  December 31,
                                                               2003          2002
                                                            ---------    ------------
                         Assets
Current assets:
   Cash and cash equivalents ............................   $ 159,749    $ 126,211
   Trade accounts receivable, net of allowance of $996
    and $861, respectively ..............................      53,215       35,092
   Trade accounts receivable-related party ..............          --        1,605
   Unbilled accounts receivable .........................       8,519        4,159
   Unbilled accounts receivable-related party ...........          --          149
       Current tax asset ................................      13,248        3,711
   Other current assets .................................       8,139        4,907
                                                            ---------    ---------
      Total current assets ..............................     242,870      175,834
                                                            ---------    ---------

Property and equipment, net of accumulated depreciation
 of $31,130 and $24,559 respectively ....................      51,656       39,090
Goodwill, net ...........................................       4,477          878
Other intangible assets, net ............................      11,959       12,870
Other assets ............................................       3,031        2,801
                                                            ---------    ---------
      Total assets ......................................   $ 313,993    $ 231,473
                                                            =========    =========

          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .....................................   $   6,289    $   6,948
   Accrued and other current liabilities ................      43,281       34,539
                                                            ---------    ---------
      Total current liabilities .........................      49,570       41,487

Deferred income taxes ...................................      27,454       24,505
                                                            ---------    ---------
      Total liabilities .................................      77,024       65,992
                                                            ---------    ---------

Commitments and Contingencies (See Note 10)

Stockholders' equity: (See Notes 1, 2 and 3)
Preferred stock, $.10 par value, 15,000 shares
 authorized, none issued ................................          --           --
Class A common stock, $.01 par value, 100,000 shares
 authorized, 63,640 shares and 61,260 shares issued and
 outstanding at September 30, 2003 and December 31, 2002,
 respectively  (1) ......................................         636          612
Class B common stock, $.01 par value, 25,000 shares
 authorized, none outstanding (1) .......................          --           --

Additional paid-in-capital (1) ..........................     102,848       71,446
Retained earnings .......................................     133,248       93,608
Cumulative translation adjustment .......................         237         (185)
                                                            ---------    ---------
      Total stockholders' equity ........................     236,969      165,481
                                                            ---------    ---------
      Total liabilities and stockholders' equity ........   $ 313,993    $ 231,473
                                                            =========    =========

(1) Restated to reflect the conversion of shares of Class B common stock to shares of Class A common stock on February 21, 2003 (See Note 2) and 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003 (See Note 3).

                The accompanying notes are an integral part of the
              unaudited condensed consolidated financial statements.

                                           -3-

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             For the Nine Months
                                                                    Ended
                                                               September 30,
                                                            --------------------
                                                             2003        2002
                                                           ---------  ---------
Cash flows from operating activities:
Net income..............................................    $ 39,640   $ 25,423

Adjustments   to  reconcile  net  income  to  net  cash
provided  by  operating activities:
     Depreciation and amortization.....................        8,397      5,679
              Split-off costs (See Note 2) .............       2,010         --
      Provision for doubtful accounts...................          52        541
      Deferred income taxes.............................       2,949        979
      Tax benefit related to option exercises...........      13,228      5,545
   Changes in assets and liabilities:
      Trade accounts receivable.........................     (15,669)    (9,817)
      Other current assets..............................     (16,419)    (4,600)
      Other assets......................................         466        852
      Accounts payable..................................      (1,276)     1,165
      Accrued and other liabilities.....................       8,582      9,819
                                                           ---------  ---------
Net cash provided by operating activities...............      41,960     35,586
                                                           ---------  ---------
Cash flows from investing activities:
Purchases of property and equipment.....................     (20,262)   (7,599)
Acquisition, net of cash acquired.......................      (3,816)   (2,744)
                                                           ---------  ---------
Net cash used in investing activities...................     (24,078)  (10,343)
                                                           ---------  ---------

Cash flows from financing activities:
Proceeds from issued shares ............................      18,197     12,960
Split-off costs (See Note 2)............................      (2,963)        --
                                                           ---------  ---------
Net cash provided by financing activities...............      15,234     12,960
                                                           ---------  ---------

Effect of currency translation..........................         422       (98)
                                                           ---------  ---------

Increase in cash and cash equivalents ..................      33,538     38,105
Cash and cash equivalents, beginning of year............     126,211     84,977
                                                           ---------  ---------
Cash and cash equivalents, end of period................   $ 159,749   $123,082
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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                          (dollar amounts in thousands)


NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation ("Cognizant" or the "Company") in accordance with generally accepted accounting principles in the United States and Article 10 of Regulation S-X under the
Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 2002 Annual Report on Form 10-K, as amended on the Company's Current Report on Form 8-K filed on April 25, 2003, and the Company's condensed consolidated financial statements (and notes thereto) included in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior period amounts have been restated to conform to the presentation of the Company's financial statements for fiscal year 2003. (See Notes 2 and 3).

NOTE 2 - SPLIT-OFF FROM IMS HEALTH

      As of December 31, 2002, IMS Health Incorporated ("IMS Health") owned approximately 55.3% of the outstanding common stock of the Company (representing all of the Company's Class B common stock) and held approximately 92.5% of the combined voting power of the Company's common stock. On February 13, 2003 (the "Split-Off Date"), IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 33,872,700 shares, on a post-split basis) in an exchange offer to IMS Health stockholders (the "Split-Off"). There was no impact on the number of outstanding shares of Cognizant common stock as a result of the completion of the Split-Off.

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

      During the nine months ended September 30, 2003, Cognizant incurred direct and incremental costs of approximately $2,000 resulting from external costs contractually incurred related to the Split-Off. Such costs included direct legal, accounting, printing and other costs, including a non-cash charge calculated in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees and Related Interpretations" of approximately $488 related to the retention, acceleration and extended life of Cognizant common stock options by two former Directors of Cognizant who resigned on the Split-Off Date as a condition of the Split-Off. Such former Directors were, and are, officers of IMS Health.

      Of the total of approximately $3,700 of Split-Off Costs incurred and recorded, including approximately $1,700 recorded in fiscal 2002, all costs have either been invoiced or paid as of September 30, 2003. Cognizant did not receive any proceeds from the IMS Health exchange offer.

NOTE 3 - CAPITAL STOCK

       As of February 21, 2003, pursuant to the Company's Restated Certificate of Incorporation, all 33,872,700 shares (on a post-split basis) of Class B common stock converted into shares of Class A common stock. Accordingly, as of such date, there are no shares of Class B common stock outstanding. The conversion of Class B common stock to Class A common stock has been reflected in the accompanying financial statements, including all applicable references as to the number of outstanding shares of Class A and Class B common stock. Stockholders' equity accounts have been restated to reflect a $113 reclassification of an amount equal to the par value of the Class B shares to the Class A common stock account.

      In connection with the Split-Off, IMS Health, as the Company's majority stockholder at that time, approved amendments to Cognizant's certificate of incorporation that became effective following consummation of the Split-Off. The material terms of these amendments:

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

      On March 5, 2003, the Board of Directors declared a 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003 to stockholders of record on March 19, 2003. The stock split has been reflected in the accompanying financial statements, and all applicable references as to the number of outstanding shares of common stock and per share information have been restated. Stockholders' equity accounts have been restated to reflect a $408 reclassification of an amount equal to the par value of the increase in the issued and outstanding shares of Class A common stock from the additional paid-in-capital account to the Class A common stock account.

NOTE 4 - RELATED PARTY TRANSACTIONS

      Revenues from IMS Health prior to the Split-Off Date have been classified as related party revenues. As a result of the Split-Off, IMS Health is no longer a related party to the Company as of the Split-Off Date. Accordingly, revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. Related party revenues from IMS Health were $0 and approximately $5,519 for the three months ended September 30, 2003 and September 30, 2002, respectively. Total revenues from IMS Health for the nine months ended September 30, 2003, including related party revenues during the period January 1 through February 13, 2003, were approximately $16,430 as compared to total revenues from IMS Health of approximately $15,565 for the nine months ended September 30, 2002, during which IMS Health was classified as a related party.

       Since the Split-off Date, IMS Health continues to provide the Company with certain administrative services, including payroll and payables processing, under the provisions of an amended and restated Intercompany Services Agreement entered into in connection with the Split-Off. In prior periods, IMS Health permitted the Company to participate in certain of IMS Health's business insurance plans and provided certain other services such as tax planning and compliance, which have since been transitioned to the Company. All services were performed and charged to the Company under the Intercompany Services Agreement with IMS Health that was in effect prior to the Split-Off. Related party costs in connection with these services were approximately $0 and $139 for the three months ended September 30, 2003 and September 30, 2002, respectively. Total costs, including related party costs in the period January 1 through the Split-Off Date, in connection with these services were $172 and $417 for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively.

      The Company has a strategic relationship with The Trizetto Group Inc. ("Trizetto") that includes helping its healthcare customers integrate Trizetto's products with their existing information systems and, within Trizetto, supporting further development of these software applications. As of the Split-Off Date, IMS Health owned approximately 26.4% of the outstanding common stock of Trizetto as compared to 26.6% as on September 30, 2002. The Company recorded revenues from Trizetto of approximately $831 from January 1, 2003 through the Split-Off Date and $1,199 and $1,302 for the three and nine month periods ended September 30, 2002, respectively. The Company recorded expenses related to Trizetto commissions of approximately $9 from January 1, 2003 through the Split-Off Date and $123 and $456 for the three and nine month periods ended September 30, 2002, respectively.

NOTE 5 - COMPREHENSIVE INCOME

      The Company's comprehensive income consists of net income and foreign currency translation adjustments. Accumulated balances of cumulative translation adjustments, as of September 30, 2003 and September 30, 2002 are as follows:

                                                 Cumulative
                                                 Translation
                                                 Adjustment
                                                 ----------
Balance, December 31, 2002...................      $ (185)
Period Change................................         422
                                                   ------
Balance, September 30, 2003..................      $  237
                                                   ======

Balance, December 31, 2001...................      $ (158)
Period Change................................         (98)
                                                   ------
Balance, September 30, 2002..................      $ (256)
                                                   ======

NOTE 6 - ACCOUNTING FOR STOCK-BASED EMPLOYEE COMPENSATION PLANS

      In the first quarter of 2003, the Company adopted the interim disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Such disclosures are provided below.

      At  September  30,  2003,  the  Company  had  four  stock-based   employee
compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No.

25. Except for approximately $488 calculated in accordance with APB No. 25 related to the retention, acceleration and extended life of Cognizant common stock options by two former Directors of Cognizant included in Split-Off Costs, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2003 and 2002, if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (the "FASB") SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                            Three months  Three months   Nine months Nine months
                               ended        ended         ended        ended
                            September     September     September    September
                             30, 2003     30, 2002      30, 2003      30, 2002
                            ----------------------------------------------------
 Net income as reported...  $ 15,960      $  9,667     $  39,640    $  25,423
  Add: Stock-based
  compensation, net of
  tax benefit, included
  in net income...........         0             0           488            0
  Deduct: Total
  stock-based
  compensation expense
  determined under the
  fair value method for
  all awards, net of tax
  related benefits........    (4,115)       (2,757)      (11,766)      (8,111)
                            ----------------------------------------------------
Pro forma net income......  $ 11,845      $  6,910     $  28,362    $  17,312

Earnings per share:
-------------------
As reported - basic.......     $0.25         $0.16         $0.64        $0.43
Pro forma - basic.........     $0.19         $0.12         $0.46        $0.29
As reported - diluted.....     $0.23         $0.15         $0.59        $0.40
Pro forma - diluted.......     $0.17         $0.11         $0.42        $0.27


NOTE 7 - INCOME TAXES

      The Company's Indian subsidiary, Cognizant Technology Solutions India Pvt. Limited ("CTS India"), is an export oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of CTS India are attributable to export profits and are therefore currently substantially exempt from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by March 2010. During the year ended December 31, 2002, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $7,683 and increase diluted earnings per share by $0.12. There was no impact on the Company's overall income tax provision, net income or diluted earnings per share in 2001 because, prior to 2002, the Company was providing deferred income taxes on such untaxed Indian earnings due to its intent to repatriate all accumulated earnings from India to the United States. Accordingly, the Company has provided deferred income taxes as of September 30, 2003 of approximately $27,741 on all such undistributed earnings through December 31, 2001.

      During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, the Company intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to APB No. 23, the Company no longer accrues taxes on the repatriation of earnings recognized in 2002 and subsequent periods as these earnings are considered to be permanently reinvested outside of the United States. As of September 30, 2003, the amount of unrepatriated earnings upon which no provision for taxation has been recorded is approximately $65,619. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

      Effective April 1, 2002, the government of India passed various tax law changes which affected the way in which the Company's earnings are taxed in India. The tax exemption for export earnings was reduced from 100% to 90%, a surtax was imposed increasing the Indian statutory rate from 35.7% to 36.75% for income that is subject to tax, and the corporate level tax on the payment of dividends was replaced with a withholding tax on dividends.

      Effective April 1, 2003, the tax exemption in India for export earnings reverted back to 100% from 90% under the law in effect for the tax year ended March 31, 2003. In addition, effective April 1, 2003, the surtax was reduced to 2.5% from 5.0% for income that is subject to the tax. The corporate level tax on distributed Indian earnings has been reinstated and the withholding tax on dividends was repealed. The effective tax rate of 19.7% for the three months ended September 30, 2003 and 21.0% for the nine months ended September 30, 2003 reflects these statutory tax law changes, which were enacted in the second quarter of 2003. The provision for income taxes increased from approximately $2.9 million during the three months ended September 30, 2002 to approximately $3.9 million during the three months ended September 30, 2003. The effective tax rates for the three and nine months ended September 30, 2003 were 19.7% and 21.0%, respectively, as compared to 23.3% and 23.4%, respectively, for the three and nine months ended September 30, 2002. The decrease in the effective tax rate for the three and nine month periods ended September 30, 2003, as compared to the prior year periods, was due primarily to a lower overall effective income tax rate on foreign earnings. The principal difference between the effective tax rates during the 2002 and 2003 periods and the Company's U.S. federal statutory rate is the effect of the tax holiday in India.

NOTE 8 - ACQUISITION

      On April 1, 2003, the Company acquired Aces International, Inc. ("Aces"), a company specializing in Customer Relationship Management solutions, serving clients in healthcare, financial services and telecommunications verticals, for approximately $4,700 (including approximately $500 of estimated direct deal costs). Aces, a U.S.-based company, will operate as a 100% consolidated subsidiary.

      The Company has accounted for the acquisition as a business combination under the provisions of SFAS No. 141, "Business Combinations." In accordance with the provisions of SFAS No. 142 the Company has made a preliminary allocation of purchase price, based upon an independent appraisal, which is subject to adjustment when additional information concerning asset and liability valuations is finalized. Based upon that preliminary assessment, the Company has allocated the purchase price to the tangible and amortizable intangible assets, goodwill and liabilities acquired. Approximately $120 has been allocated to amortizable intangible assets that relate to customer backlog, which has been determined to have a useful life of 18 months and approximately $4,580 has been allocated to goodwill, which includes, in accordance with SFAS No. 142, the value that has been allocated to an assembled workforce. Amortization of $17 and $33 related to the acquisition of the backlog has been included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2003, respectively. The estimated amortization expense for such intangible asset is $49, $66 and $5 for fiscal years 2003, 2004 and 2005, respectively.

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement were effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 45 beginning in the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

      On July 1, 2003, the Company adopted Emerging Issues Task Force ("EITF") consensus EITF 00-21 "Revenue Arrangements with Multiple Deliverables." This consensus requires the Company to evaluate, at the inception of each new contract, all deliverables in an arrangement to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, primarily fixed-bid contracts that provide both application maintenance and application development service and certain application maintenance contracts, arrangement consideration must be allocated among the separate units of accounting, where separable, based on their relative fair values and recognized separately based on the Company's revenue recognition policy. EITF 00-21 indicates that the best evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. Fair value evidence often consists of entity-specific or vendor-specific objective evidence of fair value. The adoption of EITF 00-21 did not have a material impact on the Company's financial position, results of operations or cash flows. (See Note 12.)

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 and the consolidation requirements for variable interest entities created or acquired subsequent to January 31, 2003 became effective for financial statements issued by the Company beginning in the first quarter of 2003. For variable interest entities created or acquired prior to February 1, 2003, the consolidation requirements of FIN 46 become effective for the Company in the third quarter of 2003. The Company currently has no significant contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.


      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.


      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."
 SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete representation of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This statement also requires that certain obligations that could be settled by the issuance of equity, but lack other characteristics of equity, be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS No. 150 became effective for the Company for financial instruments entered into or modified after May 31, 2003, or otherwise at the beginning of the third quarter of fiscal 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

            As of September 30, 2003, the Company has entered into fixed capital commitments related to its India development center expansion program of $30,616, of which $26,421 has been spent to date.

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

      In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", information about the Company's operations in North America, Europe and Asia for the three and nine months ended September 30, 2003 and September 30, 2002 and total assets as of September 30, 2003 and December 31, 2002 are as follows:


                                  Three Months Ended          Nine Months Ended
                                    September 30,               September 30,

                                 2003           2002          2003         2002
                               -------         -------      --------     --------
Revenues (1)
North America(2)..........     $87,272         $52,912      $230,595     $140,445
Europe....................      10,153           8,023        27,524       20,388
Asia......................         686             298         1,954        1,242
                               -------         -------      --------     --------
Consolidated..............     $98,111         $61,233      $260,154     $162,075
                               =======         =======      ========     ========
                               $98,111         $61,233      $260,073     $162,075
                               =======         =======      ========     ========

Operating income (1)
North America(2)..........     $17,145         $10,462      $45,154       $27,690
Europe....................       1,994           1,587        5,389         4,021
Asia......................         135              59          383           245
                               -------         -------      --------     --------
Consolidated..............     $19,274         $12,108      $50,926       $31,956
                               =======         =======      ========     ========

Revenues by Service
Application Development and
 Integration Services......    $41,562         $25,664      $104,989      $69,653
Application Maintenance
   Services...............      56,549          35,569       155,084       92,422
                               -------         -------      --------     --------
Consolidated..............     $98,111         $61,233      $260,073     $162,075
                               =======         =======      ========     ========


Identifiable assets             As of          As of
                             September 30,  December 31,
                                 2003           2002
                               -------         -------
North America(2).........      $177,019        $133,417
Europe...................        14,640          12,972
Asia.....................       122,334          85,083
                               --------        --------
Consolidated.............      $313,993        $231,473
                               ========        ========

(1) Revenues and resulting operating income are attributed to regions based upon customer location.
(2) Primarily relates to operations in the United States.

      Related party revenues were 9.0% and 9.6% of total revenues for the three and nine months ended September 30, 2002, respectively. Related party revenue for the three and nine months ended

September 30, 2003 were not material in the period January 1, 2003 through February 13, 2003, during which IMS was a related party (See Note 4).

      No third party customer accounted for revenues in excess of 10% of total revenues for the three and nine month periods ended September 30, 2003. One third party customer accounted for approximately 11.5% of revenues for the three months ended September 30, 2002.

NOTE 12- REVENUE RECOGNITION

      The Company's services are entered into on either a time-and-materials basis or fixed-price basis. Revenues related to time-and-materials contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the service is performed using the percentage-of-completion method of accounting, under which the total value of revenue during the term of an agreement is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Revenues related to fixed-priced contracts that provide for application maintenance services or a combination of application maintenance and application development services that are not separable are recognized on a straight-line basis or as services are rendered or as transactions are processed in accordance with contractual terms.

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


General
-------

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

      On February 13, 2003 (the "Split-Off Date"), IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 33,872,700 shares, on a post-split basis) in an exchange offer to IMS stockholders (the "Split-Off"). IMS Health distributed 0.927 shares of Cognizant Class B common stock to its stockholders for every one share of IMS Health's common stock tendered. There was no impact on the number of Cognizant's total shares outstanding upon the completion of the exchange offer. Accordingly, as of February 13, 2003, IMS Health is no longer a related party.

       As of February 21, 2003, pursuant to Cognizant's Restated Certificate of Incorporation, all of the shares of Class B common stock automatically converted into shares of Class A common stock. Accordingly, as of February 21, 2003, there are no shares of Class B common stock outstanding.

       The conversion of Class B common stock into Class A common stock has been reflected in the accompanying condensed consolidated financial statements, including the restatement of all applicable references as to the number of issued and outstanding shares of Class A and Class B common stock on the accompanying condensed consolidated statements of financial position. Stockholders' equity accounts have been restated to reflect a $113,000 reclassification of an amount equal to the par value of the shares of Class B common stock to the Class A common stock account.

       Revenues from IMS Health prior to the Split-Off Date have been classified as related party revenues. As of the Split-Off Date, IMS Health is no longer a related party to the Company. Accordingly, revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. Aggregate revenues from IMS Health for the nine months ended September 30, 2003, including related party revenues in the period January 1 through the Split-Off Date, were approximately $16.4 million compared to approximately $15.6 million for the nine months ended September 30, 2002, during which IMS Health was classified as a related party.

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

      On March 5, 2003, the Board of Directors declared a 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003 to stockholders of record on March 19, 2003. The stock split has been reflected in the accompanying condensed consolidated financial statements, and all applicable references as to the number of outstanding shares of common stock and per share information have been restated. Stockholders' equity accounts have been restated to reflect a $408,000 reclassification of an amount equal to the par value of the increase in the issued and outstanding shares of Class A common stock from the additional paid-in-capital account to the Class A common stock account.

Changes to Critical Accounting Policies, Estimates and Risks
------------------------------------------------------------

Income Taxes.

      Effective April 1, 2003, the government of India passed various tax law changes which affected the way in which the Company's earnings are taxed in India. The tax exemption for export earnings was increased from 90% to 100%, the surtax was reduced decreasing the Indian statutory tax rate from 36.75% to 35.875% for income that is subject to tax and the corporate level tax on the payment of dividends was reinstated with the withholding tax on dividends repealed.

Forward Looking Statements
--------------------------

      The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited: (i) the significant fluctuations of Cognizant's quarterly operating results caused by a variety of factors, many of which are not within Cognizant's control, including (a) the number, timing, scope and contractual terms of application design, development and maintenance projects,
(b) delays in the performance of projects, (c) the accuracy of estimates of costs, resources and time to complete projects, (d) seasonal patterns of Cognizant's services required by customers, (e) levels of market acceptance for Cognizant's services, (f) potential adverse impacts of new tax legislation, and
(g) the hiring of additional staff; (ii) changes in Cognizant's billing and employee utilization rates; (iii) Cognizant's ability to manage its growth effectively, which will require Cognizant to (a) increase the number of its personnel, particularly skilled technical, marketing and management personnel,
(b) find suitable acquisition  candidates to support geographic  expansion,  and
(c) continue to develop and improve its operational, financial, communications and other internal systems, in the United States,

India and Europe; (iv) Cognizant's reliance on key customers and large projects;
(v) the highly competitive nature of the markets for Cognizant's services; (vi) Cognizant's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences; (vii) Cognizant's reliance on the continued services of its key executive officers and leading technical personnel; (viii) Cognizant's ability to attract and retain a sufficient number of highly skilled employees in the future; (ix) Cognizant's ability to protect its intellectual property rights; (x) the concentration of Cognizant's operations in India and the related geo-political risks of local and cross-border conflicts; (xi) terrorist activity, the threat of terrorist activity, and responses to and results of terrorist activity and threats, including, but not limited to, effects, domestically and/or internationally, on Cognizant, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions; (xii) the effects, domestically and/or internationally, on Cognizant, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions arising from hostilities involving the United States in Iraq or elsewhere; (xiii) a breach of the Distribution Agreement entered into between the Company and IMS Health; (xiv) a change in the Company's intent to repatriate undistributed earnings; and (xv) general economic conditions. Such forward-looking statements include risks and uncertainties; consequently, actual transactions and results may differ materially from those expressed or implied thereby.

Results of Operations
---------------------

      The following table sets forth certain results of operations as a percentage of total revenue:

                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                      2003      2002       2003      2002
                                      ----      ----       ----      ----
Total revenues....................     100.0%     100.0%    100.0%     100.0%
Cost of revenues..................      54.0       53.8      54.3       53.4
                                      ------     ------    ------     ------
   Gross profit...................      46.0       46.2      45.7       46.6
Selling, general and
 administrative expense...........      23.3       23.1      22.9       23.4

Depreciation and amortization
 expense..........................       3.1        3.3       3.2        3.5
                                      ------     ------    ------     ------
   Income from operations.........      19.6       19.8      19.6       19.7
Other income (expense):
   Interest income................       0.6        0.8       0.5        0.8
   Other income (expense).........       0.0        0.0       0.0        0.0
   Split off costs (1)............       0.0        0.0      (0.8)       0.0
                                      ------     -------   -------    ------
Total other income (expense)......       0.6        0.8      (0.3)       0.8
                                      ------     ------    -------    ------
Income before provision for
 income taxes...................        20.3       20.6      19.3       20.5
Provision for income taxes........      (4.0)      (4.8)     (4.1)      (4.8)
                                      -------    -------   -------    -------
Net income .......................      16.3%      15.8%     15.2%      15.7%
                                      ======     ======    ======     ======

(1) The Company was obligated to pay the costs associated with the Split-Off (the "Split-Off Costs") in connection with the exchange offer under the provisions of an Intercompany Agreement with IMS Health, dated as of May 15, 1998. The Intercompany Agreement provided that Cognizant would pay its own costs, without reimbursement, and the costs of IMS Health (other than underwriting discounts, commissions and certain other specified costs) necessary to facilitate a sale or spin-off of IMS Health's ownership interest in the Company. (See Note 2 of the Notes to Condensed Consolidated Financial Statements).

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
------------------------------------------------------------------------------

      REVENUE. Revenue increased by 60.2%, or approximately $36.9 million, from approximately $61.2 million during the three months ended September 30, 2002 to approximately $98.1 million during the three months ended September 30, 2003. This increase resulted primarily from an increase in both application management and application development services, and revenue generated from the acquisition of Aces International Inc. ("Aces") (See Note 8 of the Notes to Condensed Consolidated Financial Statements). During the three months ended September 30, 2003, no customer accounted for sales of 10.0% or more of revenues. During the three months ended September 30, 2002, one third party customer accounted for approximately 11.5% of revenues.

      GROSS PROFIT. The Company's cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. The Company's cost of revenues increased by 60.7%, or approximately $20.0 million, from approximately $33.0 million during the three months ended September 30, 2002 to approximately $53.0 million during the three months ended September 30, 2003. The increase was due primarily to costs resulting from an increase in the number of the Company's technical professionals from approximately 4,700 employees at September 30, 2002 to approximately 7,000 employees at September 30, 2003. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 59.7%, or approximately $16.9 million, from approximately $28.3 million during the three months ended September 30, 2002 to approximately $45.1 million during the three months ended September 30, 2003. Gross profit margin decreased marginally from 46.2% for the three months ended September 30, 2002 to 46.0% for the three months ended September 30, 2003 primarily due to a higher 2003 incentive compensation accrual associated with increased revenues and the appreciation of the Indian Rupee versus the U.S. dollar.

      SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES.   Selling,  general  and
administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 60.1%, or approximately $9.7 million, from approximately $16.2 million during the three months ended September 30, 2002 to approximately $25.9 million during the three months ended September 30, 2003, and remained constant as a percentage of revenue at 26.4%. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth.

      INCOME FROM OPERATIONS. Income from operations increased 59.2%, or approximately $7.2 million, from approximately $12.1 million during the three months ended September 30, 2002 to approximately $19.3 million during the three months ended September 30, 2003, representing operating margins of 19.8% and
19.6 % of revenues, respectively. The decrease in operating margin was due primarily to the increase in incentive compensation costs and the appreciation of the Indian Rupee versus the U.S. dollar.

      OTHER INCOME/(EXPENSE). Other income/ (expense) consists primarily of interest income and foreign currency exchange gains/losses. Interest income increased from approximately $0.5 million during the three months ended September 30, 2002 to approximately $0.6 million during the three months ended September 30, 2003 primarily due to higher invested cash balances partially offset by reductions in global interest rates.

      The Company recognized a net foreign currency exchange gain of approximately $24,000 and a loss of $21,000 during the three month periods ended September 30, 2002 and September 30, 2003, respectively, as a result of the effect of changing exchange rates on the Company's transactions.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased from approximately $2.9 million during the three months ended September 30, 2002 to approximately $3.9 million during the three months ended September 30, 2003. The effective income tax rate of 23.3% for the three months ended September 30, 2002 decreased to 19.7% for the three months ended September 30, 2003 primarily due to a lower overall effective income tax rate on foreign earnings. (See Note 7 of the Notes to Condensed Consolidated Financial Statements).

      NET INCOME. Net income increased from approximately $9.7 million for the three months ended September 30, 2002 to approximately $16.0 million for the three months ended September 30, 2003, representing 15.8% and 16.3% of revenues, respectively. The increase in net income as a percentage of revenues compared to the prior year period was due primarily to a lower effective income tax rate.


Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
----------------------------------------------------------------------------

      REVENUE. Revenue increased by 60.5%, or approximately $98.0 million, from approximately $162.1 million during the nine months ended September 30, 2002 to approximately $260.1 million during the nine months ended September 30, 2003. This increase resulted primarily from an increase in both application management and development services, and revenue generated from the acquisition of Aces. During the nine months ended September 30, 2003 and nine months ended September 30, 2002, no third-party customer accounted for sales of 10.0% or more of revenues.

      GROSS PROFIT. The Company's cost of revenues increased by 63.1%, or approximately $54.6 million, from approximately $86.5 million during the nine months ended September 30, 2002 to approximately $141.1 million during the nine months ended September 30, 2003. The increase was due primarily to costs resulting from an increase in the number of the Company's technical professionals from approximately 4,700 employees at September 30, 2002 to approximately 7,000 employees at September 30, 2003. The increased number of the Company's technical professionals is a direct result of greater demand for the Company's services. The Company's gross profit increased by 57.4%, or approximately $43.4 million, from approximately $75.6 million during the nine months ended September 30, 2002 to approximately $119.0 million during the nine months ended September 30, 2003. Gross profit margin decreased from 46.6% for the nine months ended September 30, 2002 to 45.7% for the nine months ended September 30, 2003. The decrease in gross profit margin was due primarily to a higher 2003 incentive compensation accrual associated with increased revenues and the appreciation of the Indian Rupee versus the U.S. dollar.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including depreciation and amortization, increased by 56.0%, or approximately $24.4 million, from approximately $43.6 million during the nine months ended September 30, 2002 to approximately $68.0 million during the nine months ended September 30, 2003, however, selling and general administrative expenses decreased as a percentage of revenue from 26.9% to 26.2% for the nine months ended September 30, 2002 and 2003, respectively. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand the Company's sales and marketing activities and increased infrastructure expenses to support the Company's revenue growth. The decrease in such expenses as a percentage of revenue resulted from the Company's ability to leverage prior sales and marketing investments.

      INCOME FROM OPERATIONS. Income from operations increased 59.4%, or approximately $19.0 million, from approximately $31.9 million during the nine months ended September 30, 2002 to approximately $50.9 million during the nine months ended September 30, 2003, representing relatively flat operating margins of 19.7% and 19.6 %, respectively. The decrease in operating margin was due primarily to the lower gross margin partially offset by the Company's ability to leverage its prior sales and marketing investments.

      OTHER INCOME/(EXPENSE). Interest income increased marginally from $1.3 million during the nine months ended September 30, 2002 to $1.4 million during the nine months ended September 30, 2003 due to higher invested cash balances partially offset by reductions in global interest rates.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased from approximately $7.7 million during the nine months ended September 30, 2002 to approximately $10.5 million during the nine months ended September 30, 2003. The effective income tax rate of 23.4% for the nine months ended September 30, 2002 decreased to 21.0% for the nine months ended September 30, 2003 primarily due to a lower overall effective income tax rate on foreign earnings. (See Note 7 of the Notes to Condensed Consolidated Financial Statements).

      NET INCOME. Net income increased from approximately $25.4 million for the nine months ended September 30, 2002 to approximately $39.6 million for the nine months ended September 30, 2003, representing 15.7% and 15.2% of revenues, respectively. The decrease in net income as a percentage of revenues compared to the prior period was due primarily to a lower gross margin and the impact of the one-time, non-recurring Split-Off Costs incurred in the first quarter of 2003, partially offset by the Company's ability to leverage its prior sales and marketing investments.

Results by Business Segment
---------------------------

      The Company, operating globally, provides IT consulting services primarily for Fortune 1000 companies located in the United States and Europe. North American operations consist primarily of providing IT consulting services in the United States and Canada. European operations consist of providing IT consulting services principally in the United Kingdom. Asian operations consist of providing IT consulting services principally in India, Singapore, Japan and Australia. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. Revenues and resulting operating income are attributed to regions based upon customer location, and exclude the effect of intercompany revenue for services provided by CTS India to other Cognizant entities.


Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
------------------------------------------------------------------------------

NORTH AMERICAN SEGMENT

      REVENUE. Revenue increased by 64.9%, or approximately $34.4 million, from approximately $52.9 million during the three months ended September 30, 2002 to approximately $87.3 million during the three months ended September 30, 2003. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer's internal IT costs, as well as increased sales and marketing activities directed at the U.S. market for the Company's services.

      INCOME FROM OPERATIONS. Income from operations increased 63.9%, or approximately $6.7 million, from approximately $10.5 million during the three months ended September 30, 2002 to approximately $17.2 million during the three months ended September 30, 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

EUROPEAN SEGMENT

      REVENUE. Revenue increased by 26.5%, or approximately $2.1 million, from approximately $8.0 million during the three months ended September 30, 2002 to approximately $10.1 million during the three months ended September 30, 2003. The increase in revenue was attributable to the increased acceptance of the Company's services, particularly in the United Kingdom.

      INCOME FROM OPERATIONS. Income from operations increased 25.6%, or approximately $0.4 million, from $1.6 million during the three months ended September 30, 2002 as compared to $2.0 million during the three months ended September 30, 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

ASIAN SEGMENT

      REVENUE. Revenue increased by 130.2%, or approximately $0.4 million, from approximately $0.3 million during the three months ended September 30, 2002 to approximately $0.7 million during the three months ended September 30, 2003. The increase in revenue was primarily attributable to increased acceptance of Company's on-site/offshore delivery model by clients based in Japan, Singapore and Australia.

      INCOME FROM OPERATIONS. Income from operations increased by 128.8%, or approximately $76,000, from approximately $59,000 during the three months ended September 30, 2002 to approximately $135,000 during the three months ended September 30, 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.


Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
----------------------------------------------------------------------------

NORTH AMERICAN SEGMENT

      REVENUE. Revenue increased by 64.2%, or approximately $90.2 million, from approximately $140.4 million during the nine months ended September 30, 2002 to approximately $230.6 million during the nine months ended September 30, 2003. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer's internal IT costs, as well as increased sales and marketing activities directed at the U.S. market for the Company's services.

      INCOME FROM OPERATIONS. Income from operations increased 63.1%, or approximately $17.5 million, from approximately $27.7 million during the nine months ended September 30, 2002 to approximately $45.2 million during the nine months ended September 30, 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

EUROPEAN SEGMENT

      REVENUE. Revenue increased by 35.0%, or approximately $7.1 million, from approximately $20.4 million during the nine months ended September 30, 2002 to approximately $27.5 million during the nine months ended September 30, 2003. The increase in revenue was attributable to the increased acceptance of the Company's services, particularly in the United Kingdom.

      INCOME FROM OPERATIONS. Income from operations increased 34.0%, or approximately $1.4 million from $4.0 million during the nine months ended September 30, 2002 as compared to $5.4 million during the nine months ended September 30, 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

ASIAN SEGMENT

      REVENUE. Revenue increased by 57.3%, or approximately $0.7 million, from approximately $1.2 million during the nine months ended September 30, 2002 as compared to approximately $1.9 million during the nine months ended September 30, 2003. The increase in revenue was primarily attributable to increased acceptance of Company's on-site/offshore delivery model by clients based in Japan, Singapore and Australia.

      INCOME FROM OPERATIONS. Income from operations increased by 56.3%, or approximately $0.1 million, from approximately $0.3 million during the nine months ended September 30, 2002 as compared to approximately $0.4 million during the nine months ended September 30, 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Liquidity and Capital Resources
-------------------------------

      At September 30, 2003, the Company had cash and cash equivalents of approximately $159.8 million. The Company has used and plans to use such cash for (i) expansion of existing operations, including its offshore development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital.

      Net cash provided by operating activities was approximately $42.0 million during the nine months ended September 30, 2003 as compared to net cash provided by operating activities of approximately $35.6 million during the nine months ended September 30, 2002. This increase resulted primarily from increased cash earnings driven by higher revenue offset, in part, by a greater increase in trade accounts receivable as compared to the prior year period. Trade accounts receivable, net of allowance, increased from $35.1 million at December 31, 2002 to $53.2 million at September 30, 2003. The increase in trade accounts receivable during 2003 was due primarily to increased revenue and the acquisition of Aces. Unbilled accounts receivable increased from $4.2 million at December 31, 2002 to $8.5 million at September 30, 2003. The increase in unbilled accounts receivable was due primarily to volume associated with strong sequential revenue growth and an increase in percentage of revenue coming from fixed-price contracts. The Company monitors turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by the Company's finance staff. At September 30, 2003, the Company's days sales outstanding, including unbilled receivables, was approximately 58 days compared to approximately 59 days at September 30, 2002.

      The Company's investing activities used net cash of approximately $24.1 million for the nine months ended September 30, 2003 as compared to net cash used of approximately $10.3 million for the same period in 2002. The increase in 2003 as compared to 2002 primarily reflects the Company's investment in property and equipment for newly constructed owned facilities in India and the acquisition of Aces.

      The Company's financing activities provided net cash of approximately $15.2 million for the nine months ended September 30, 2003 as compared to approximately $13.0 million for the same period in 2002. The increase in net cash provided by financing activities was related primarily to a higher level of cash proceeds from the exercise of stock options and the purchase of employee stock purchase plan shares in 2003 partially offset by a payment of one-time, non-recurring Split-Off Costs in the first quarter of 2003, as compared to the prior year.

      As of September 30, 2003, the Company had no third-party debt.

      The Company had working capital of $193.3 million at September 30, 2003 and $134.3 million at December 31, 2002. Accordingly, the Company does not anticipate any near-term liquidity issues.

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

Commitments and Contingencies
-----------------------------

      As of September 30, 2003, the Company has entered into fixed capital commitments related to its India development center expansion program of approximately $30.6 million, of which $26.4 million has been spent to date. The multi-phase program encompasses the construction of three fully-owned IT facilities containing approximately 622,000 square feet of space in Pune, Calcutta and Chennai. The facilities in Calcutta and Pune were completed in 2002. The facility in Chennai is expected to be fully completed in late 2003. Total expenditures related to this program are expected to be approximately $35.6 million, which the Company expects to fund internally.

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

Foreign Currency Translation
----------------------------

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

Recent Accounting Pronouncements
--------------------------------

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

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. A liability for contract termination costs should be recognized and measured at fair value either when the contract is terminated or when the entity ceases to use the right conveyed by the contract. A liability for one-time termination benefits should be recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability should be accrued ratably over the future service period. The provisions of the statement were effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 45 beginning in the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

      On July 1, 2003, the Company adopted Emerging Issues Task Force ("EITF") consensus EITF 00-21 "Revenue Arrangements with Multiple Deliverables." This consensus requires the Company to evaluate, at the inception of each new contract, all deliverables in an arrangement to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, primarily fixed-bid contracts that provide both application maintenance and application development service and certain application maintenance contracts, arrangement consideration must be allocated among the separate units of accounting, where separable, based on their relative fair values and recognized separately based on the Company's revenue recognition policy. EITF 00-21 indicates that the best evidence of fair value is the price of a deliverable when it is regularly sold on a stand-alone basis. Fair value evidence often consists of entity-specific or vendor-specific objective evidence of fair value. The adoption of EITF 00-21 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 and the consolidation requirements for variable interest entities created or acquired subsequent to January 31, 2003 became effective for financial statements issued by the Company beginning in the first quarter of 2003. For variable interest entities created or acquired prior to February 1, 2003, the consolidation requirements of FIN 46 become effective for the Company in the third quarter of 2003. The Company currently has no significant contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete representation of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This statement also requires that certain obligations that could be settled by the issuance of equity, but lack other characteristics of equity, be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS No. 150 became effective for the Company for financial instruments entered into or modified after May 31, 2003, or otherwise at the beginning of the third quarter of fiscal 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 4.  CONTROLS AND PROCEDURES.

       The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            On October 21, 2003, the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission under Item 9 containing a copy of its earnings release for the period ended September 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Cognizant Technology Solutions Corporation


DATE:  November 12, 2003            By:  /s/ Wijeyaraj Mahadeva
                                         ---------------------------
                                         Wijeyaraj Mahadeva,
                                         Chairman of the Board and Chief
                                         Executive Officer
                                         (Principal Executive Officer)


DATE:  November 12, 2003            By:  /s/ Gordon Coburn
                                         ---------------------
                                         Gordon Coburn,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)