Form 10-K
period 2003-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2004-03-12
CIK 1058290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003
                                            -----------------
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                            ----------    ----------

                         Commission File Number 0-24429

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                               13-3728359
-------------------------------------     --------------------------------------
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

500 Glenpointe Centre West, Teaneck, New Jersey                       07666
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code:  (201) 801-0233
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, $0.01 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

                 Class B Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                         Preferred Share Purchase Rights
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for the past 90 days.  Yes |X|   No |  |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form

10-K or any amendment to this Form 10-K.  |  |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

The aggregate market value of the registrant's voting shares of common stock held by non-affiliates of the registrant on June 30, 2003, based on $24.39 per share, the last reported sale price on the NASDAQ National Market on that date, was $1,515,361,188.

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of March 5, 2004 was 64,580,041 shares. There were no shares of Class B common stock, $0.01 par value, of the registrant outstanding as of March 5, 2004.

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

                  Item                                                  Page
                  ----                                                  ----

PART I        1.  Business.............................................     4

              2.  Properties...........................................    30

              3.  Legal Proceedings....................................    33

              4.  Submission of Matters to a Vote of Security Holders..    33

PART II       5.  Market for Our Common Equity and
                   Related Stockholder Matters.........................    34

              6.  Selected Consolidated Financial Data.................    36

              7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.......    38

              7A. Quantitative and Qualitative Disclosures
                    Amount Market Risk.................................    50

              8.  Financial Statements and Supplementary Data..........    51

              9.  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure..............    51

              9A. Controls and Procedures..............................    51

PART III      10. Our Directors and Executive Officers.................    52

              11. Executive Compensation...............................    52

              12. Security Ownership of Certain Beneficial Owners52
                   and Management and Related Stockholder Matters......    52

              13. Certain Relationships and Related Transactions.......    52

              14. Principal Accountant Fees and Services...............    52

PART IV       15. Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K.............................    53

SIGNATURES.............................................................    54

EXHIBIT INDEX..........................................................    56

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.............................   F-1

                                     PART I


ITEM 1.  BUSINESS

Overview
--------

      Cognizant Technology Solutions Corporation is a leading provider of custom information technology ("IT") services related to IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in the United States and Europe. Our core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. We provide the IT services we offer using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland.

Industry Background
-------------------

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

      These technologies facilitate faster, more responsive, lower-cost business operations. However, their development, integration and on-going maintenance present major challenges and require a large number of highly skilled professionals trained in many diverse technologies. In addition, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy IT systems and to address application maintenance projects. Increasingly, companies are relying on custom IT solutions providers, such as us, to provide these services.

      In order to respond effectively to a changing and challenging business environment, IT departments of many companies have focused increasingly on improving returns on IT investments, lowering costs and accelerating the delivery of new systems and solutions. To accomplish these objectives, many IT departments have shifted all or a portion of their IT development, integration and maintenance requirements to outside service providers operating with on-site/offshore business models.

      Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. The effective use of offshore personnel can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and more flexible scheduling. Certain developing countries, particularly India, have a large talent pool of highly qualified technical professionals that can provide high quality IT services at a lower cost. India is a leader in IT services, and is regarded as having one of the largest pools of IT talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, integration and maintenance. India's services and software exports have grown from $7.60 billion for the fiscal year ended March 31, 2002 to $9.55 billion for the fiscal year ended March 31, 2003, as estimated by the National Association of Software and Services Companies (NASSCOM) in India. This represents a 26% growth over the prior period. NASSCOM has projected India's services and software exports to grow at a rate of approximately 28% for fiscal year 2003-04.

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

Our Solution
------------

      We believe that we have developed an effective integrated on-site/offshore business model, and that this business model will be a critical element of our continued growth. To support this business model, at December 31, 2003, we employed over 8,500 programmers globally. We have also established facilities, technology and communications infrastructure in order to support our business model. By basing certain technical operations in India, we have access to a large pool of skilled, English-speaking IT professionals. These IT professionals provide high quality services to our customers at costs significantly lower than services sourced exclusively in developed countries. Our strengths, which we believe differentiate us from other IT service providers, include the following:

      ESTABLISHED  AND  SCALABLE  PROPRIETARY   PROCESSES.   We  have  developed
proprietary methodologies for integrating on-site and offshore teams to facilitate cost-effective, on-time delivery of high-quality projects. These methodologies comprise our proprietary Q*VIEW software engineering process, which is available to all on-site and offshore programmers. We use this ISO 9001:2000 certified process to define and implement projects from the design, development and deployment stages through to on-going application maintenance. For most projects, Q*VIEW is used as part of an initial assessment that allows us to define the scope and risks of the project and subdivide the project into smaller phases with frequent deliverables and feedback from customers. We also use our Q*VIEW process to detect, mitigate and correct possible quality defects and to establish appropriate contingencies for each project. In order to ensure implementation of the quality process, we assign a quality facilitator to each project who reports to a centralized quality assurance and software engineering group. This group performs, on a sample basis, quality audits, deliverables verifications, metrics collection and analysis, which are used to improve processes and methodologies. These processes and methodologies have proven to be scalable, as we have significantly increased the number of offshore development centers, customers and projects. In addition, all of our principal development centers have been assessed by KPMG at Level 5 (the highest possible rating) of both the Capability Maturity Model and the Capability Maturity Model Integration of the Software Engineering Institute at Carnegie Mellon University, which are widely recognized means of measuring the quality and maturity of an organization's software development and maintenance processes. In addition, all of our principal development centers have been certified by the STQC Directorate Ministry of Communications and Information Technology, Government of India (the accreditation authority for companies in India) under the internationally recognized BS 7799 Part 2:2002 Information Security Standards, a comprehensive set of controls comprising best practices in information security and business continuity planning. Our quality management system has also been certified by KPMG to International Standard ISO 9001:2000 of the International Organization for Standardization, an internationally recognized standard for quality management systems directed to the achievement of business results, including satisfaction of customers and others.

      HIGHLY SKILLED WORKFORCE. Our managers and senior technical personnel provide in-depth project management expertise to customers. To maintain this level of expertise, we have placed significant emphasis on recruiting and training our workforce of highly skilled professionals. We have over 600 project managers and senior technical personnel around the world, many of whom have significant work experience in the United States and Europe. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide five months of combined classroom and on-the-job training to newly hired programmers, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff. We were recently assessed by KPMG at Level 5 (the highest possible rating) of the People Capability Maturity Model (P-CMM) version 2.0 of the Software Engineering Institute at Carnegie Mellon University, a widely recognized means of implementing best current practices in fields such as human resources, knowledge management, and organizational development which improves our processes for managing and developing our workforce and addressing critical people issues.

      RESEARCH AND DEVELOPMENT AND COMPETENCY CENTERS. We have project experience and expertise across multiple architectures and technologies, and have made significant investments in our competency centers and in research and development to keep abreast of the latest technology developments. Most of our programmers are trained in multiple technologies and architectures. As a result, we are able to react to customers' needs quickly and efficiently redeploy programmers to different technologies. In order to develop and maintain this flexibility, we have made a substantial investment in our competency centers
where  the  experience   gained
from particular projects and research and development efforts is leveraged across our entire organization. In addition, through our investment in research and development activities and the continuing education of our technical personnel, we enlarge our knowledge base and develop the necessary skills to keep pace with emerging technologies. We believe that our ability to work in new technologies allows us to foster long-term relationships by having the capacity to continually address the needs of both existing and new customers.

      WELL-DEVELOPED INFRASTRUCTURE. Our extensive facilities, technology and communications infrastructure facilitate the seamless integration of our on-site and offshore workforces. This is accomplished by permitting team members in different locations to access common project information and to work directly on customer projects. This infrastructure allows for:

      o     rapid completion of projects;

      o     highest level of quality;

      o     off-peak use of customers' technological resources; and

      o real-time access to project information by the on-site account manager or the customer.

      International time differences enable our offshore teams located in India to access a customer's computing facilities located in the United States and Europe during off-peak hours. This ability to perform services during off-peak hours enables us to complete projects more rapidly and does not require our customers to invest in duplicative hardware and software. In addition, for large projects with short time frames, our offshore facilities allow for parallel processing of various development phases to accelerate delivery time. In addition, we can deliver services more rapidly than some competitors without an offshore labor pool because our lower labor costs enable us to cost-effectively assign more professionals to a project.

Business Strategies
-------------------

      Our objectives are to maximize stockholder value and enhance our position as a leading provider of custom IT design, development, integration and maintenance services. We implement the following core strategies to achieve these objectives:

      FURTHER DEVELOP LONG-TERM CUSTOMER RELATIONSHIPS. We have strong long-term strategic relationships with our customers and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our customers' chief information officers, or other IT decision makers, by offering a wide array of cost-effective high quality services. Over 80% of our revenues in the year ended December 31, 2003, were derived from customers who had been using our services for one year or more. We also seek to leverage our experience with a customer's IT systems into new business opportunities. Knowledge of a customer's IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional development and maintenance projects from that customer.

      EXPAND SERVICE OFFERINGS AND SOLUTIONS. We have several teams dedicated to developing new, high value services. These teams collaborate with customers to develop these services. For example, we are currently developing new solutions for IT systems portfolio analysis, program management, technology architecture and strategy, systems testing, legacy restoration and digital security and forensics. In addition, we invest in internal research and development and promote knowledge building and sharing across the organization in order to promote the development of new services and solutions that we can offer to our customers. Furthermore, we continue to enhance our capabilities and service offerings in the areas of Customer Relationship Management, or CRM, and Enterprise Resource Planning, or ERP. We believe that the continued expansion of our service offerings will reduce our reliance on any one technology initiative and will help foster long-term relationships with customers by allowing us to serve the needs of our customers better.

      ENHANCE PROCESSES, METHODOLOGIES AND PRODUCTIVITY TOOLSETS. We are committed to improving and enhancing our proprietary Q*VIEW software engineering process and other methodologies and toolsets. In light of the rapid evolution of technology, we believe that continued investment in research and development is critical to our continued success. We are constantly designing and developing additional productivity software tools to automate testing processes and improve project estimation and risk assessment techniques. In addition, we use groupware technology to share project experience and best practice methodologies across the organization with the objective of improving productivity.

      EXPAND DOMESTIC AND INTERNATIONAL GEOGRAPHIC PRESENCE. As we expand our customer base, we plan to open additional sales and marketing offices in the United States and internationally. It is expected that this expansion will facilitate sales and service to existing and new customers. We have established sales and marketing offices in Atlanta, Chicago, Dallas, Minneapolis, Phoenix, Los Angeles, San Francisco and Teaneck. In addition, we have been pursuing market opportunities in Europe through our offices in London, England, Limerick, Ireland, Frankfurt, Germany, Zurich, Switzerland and Amsterdam, The Netherlands.

      PURSUE SELECTIVE STRATEGIC ACQUISITIONS, JOINT VENTURES AND STRATEGIC ALLIANCES. We believe that opportunities exist in the fragmented IT services market to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence and our capabilities more rapidly, especially in the European market, as well as accelerate our entry into areas of new technology. In addition, through our working relationships with independent software vendors we obtain projects using the detailed knowledge we gain in connection with a joint development process. Finally, we will strategically partner with select IT service firms that offer complementary services in order to best meet the requirements of our customers.

Services
--------

      We provide a broad range of IT services, including:

Service                                 Summary Description of Service Offerings
-------                                 ----------------------------------------

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

      We use our Q*VIEW software engineering process, our on-site and offshore business model and well-developed technology and communications infrastructure to deliver these services.

      APPLICATION DEVELOPMENT, INTEGRATION AND RE-ENGINEERING SERVICES. We follow either of two alternative approaches to application development and integration:

      o     full  life-cycle  application   development,   in  which  we  assume
            start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

      o     cooperative  development,   in  which  our  employees  work  with  a
            customer's  in-house  IT  personnel  to  jointly  analyze,   design,
            implement, test and integrate new systems.

      In both cases, our on-site team members work closely with the end-users of the application to define requirements and develop specifications. Detailed design, implementation and testing are generally performed offshore at our twelve IT development centers located in India, as well our development centers in Limerick, Ireland and Phoenix, Arizona. In addition, we maintain an on-site presence at each customer location in order to address evolving customer needs and resulting changes to the project.

      A key part of our application development and integration offering is a suite of services to help organizations build and integrate business applications with the rest of their operations. In this suite of services, we leverage our skills in business application development and enterprise application integration to build sophisticated business applications and to integrate these new applications and Web sites with client server and legacy systems. We build and deploy robust, scalable and extensible architectures for use in a wide range of industries. We maintain competency centers specializing in Microsoft, IBM and Sun technologies, among others, in order to be able to provide application development and integration services to a broad spectrum of customers.

      Our re-engineering service offerings assist customers migrating from systems based on legacy computing environments to newer, open systems-based platforms and client/server architectures, often in response to the more stringent demands of business. Our re-engineering tools automate many of the processes required to implement advanced client/server technologies. We believe that this automation substantially reduces the time and cost to perform re-engineering services, savings that benefit both us and our customers. These tools also enable us to perform source code analysis and to re-design target databases and convert certain programming languages. If necessary, our programmers also help customers re-design and convert user interfaces.

      APPLICATION MAINTENANCE SERVICES. We provide services to help ensure that a customer's core operational systems are free of defects and responsive to the customer's changing needs. As part of this process, we are often able to introduce product and process enhancements and improve service levels to customers requesting modifications and on-going support.

      Our on-site/offshore business model enables us to provide a range of rapid response and cost-effective support services to our customers. Our on-site team members often provide help-desk services at the customer's facility. These team members typically carry pagers in the event of an emergency service request and are available to quickly resolve customer problems from remote locations. In the case of more complex maintenance services, including modifications, enhancements and documentation, which typically have longer turnaround times, we take full advantage of our offshore resources to develop solutions more cost-effectively than would be possible relying on higher cost local professionals. The services provided by our offshore team members are delivered to customers using satellite and fiber-optic telecommunications.

      As part of our application maintenance services, we assist customers in renovating their core systems to meet the requirements imposed by new regulations, new standards or other external events. These services include, or have previously included, Year 2000 compliance, Eurocurrency compliance, decimalization within the securities industry and compliance with the Health Insurance Portability and Accountability Act for the healthcare industry.

      Application maintenance service contracts are usually long term in nature and, at times, can include an element of application development.

      We seek to anticipate the operational environment of customer's IT systems as we design and develop such systems. We also offer diagnostic services to customers to assist them in identifying shortcomings in their IT systems and optimizing the performance of their systems.

Sales and Marketing
-------------------

      We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our Teaneck headquarters and our business development offices in Atlanta, Chicago, Dallas, Minneapolis, Phoenix, Los Angeles, San Francisco, Limerick, London, Amsterdam, Frankfurt and Zurich. In 2003, we managed our business and results of operations on a geographic basis. At December 31, 2003, we had approximately 29 direct sales persons and 111 account managers. The sales and marketing group works with our technical team as the sales process moves closer to the customer's selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

      o define the scope, deliverables, assumptions and execution strategies for a proposed project;

      o     develop project estimates;

      o     prepare pricing and margin analyses; and

      o     finalize sales proposals.

      Management reviews and approves proposals, which are then presented to the prospective customer. Our sales and account management personnel remain actively involved in the project through the execution phase. We focus our marketing efforts on businesses with intensive information processing needs. We maintain a prospect/customer database that is continuously updated and used throughout the sales cycle from prospect qualification to close. As a result of this marketing system, we pre-qualify sales opportunities, and direct sales representatives are able to minimize the time spent on prospect qualification. In addition, substantial emphasis is placed on customer retention and expansion of services provided to existing customers. In this regard, our account managers play an important marketing role by leveraging their ongoing relationship with the customer to identify opportunities to expand and diversify the type of services provided to that customer.

Customers
---------

      The number of customers served by us has increased significantly in recent years. At the end of the years ended December 31, 2001, 2002 and 2003, we were providing services to 100 customers, 115 customers and 153 customers, respectively.

      For the year ended December 31, 2003, we derived our revenues from the following industries: 46% from financial related services, 22% from healthcare services, 15% from retail, manufacturing and logistics and 10% from information services. The remaining portions of our revenues were derived from strategic alliances and other sources. We dedicate a number of our employees to each of the major industries we service to better serve our customers.

      We provide services either on a time-and-material basis or on the basis of an agreed fixed bid. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year. Approximately 10.1% of our revenues in the fiscal year ended December 31, 2003 were generated from JP Morgan Chase.

      Our customers include:

  ACNielsen Corporation                   First Data Corporation
  ADP, Incorporated                       IMS Health Incorporated ("IMS Health")
  Brinker International, Incorporated     JP Morgan Chase
  CCC Information Services Incorporated   Metropolitan Life Insurance Company
  Computer Sciences Corporation           Royal & SunAlliance USA
  The Dun & Bradstreet Corporation        United Healthcare

      Presented  in  the  table  below  is  additional   information  about  our
customers.

                                                      Year Ended December 31,
                                                      2001      2002     2003
                                                      ----      ----     ----
Percent  of  revenues  from top five  customers,
  including IMS Health............................      35%       38%      36%
Percent  of  revenues  from  top ten  customers,
  including IMS Health............................      53%       54%      54%
Percent of revenues from IMS Health...............      11%        9%       6%
Application  development  services  as a percent
  of revenues.....................................      48%       43%      41%
Application  maintenance  services  as a percent
  of revenues.....................................      52%       57%      59%
Revenues under fixed-bid  contracts as a percent
  of revenues.....................................      24%       25%      26%

Competition
-----------

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

      Our most direct competitors include, among others, Infosys, Inc., Tata Consultancy Services and WIPRO Ltd., which utilize an integrated on-site/offshore business model comparable to that used by us. We also compete with large IT service providers with greater resources, such as Accenture Ltd., Electronic Data Systems Corporation and IBM Global Services, who have announced their intentions to develop more offshore capabilities to lower their cost structure. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate.

      Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do. The principal competitive factors affecting the markets for our services include:

      o     performance and reliability;

      o     quality of technical support, training and services;

      o     responsiveness to customer needs;

      o     reputation, experience and financial stability; and

      o     competitive pricing of services.

      We rely on the following to compete effectively:

      o     a well developed recruiting, training and retention model;

      o     a successful service delivery model;

      o     a broad referral base;

      o     continual investment in process improvement and knowledge capture;

      o     investment in research and development;

      o continued focus on responsiveness to customer needs, quality of services, competitive prices; and

      o     project management capabilities and technical expertise.

Intellectual Property
---------------------

      Our intellectual property rights are important to our business. We presently hold no patents or registered copyrights. Instead, we rely on a combination of intellectual property laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. We require our employees, independent contractors, vendors and customers to enter into written confidentiality agreements upon the commencement of their relationships with us. These agreements generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. In addition, when we disclose any confidential or proprietary information to third parties, we routinely require those third parties to agree in writing to keep that information confidential.

      A portion of our business involves the development for customers of highly complex information technology software applications and other technology deliverables. This intellectual property includes written specifications and documentation in connection with specific customer engagements. Our customers usually own the intellectual property in the software we develop for them.

      Pursuant to a license agreement with IMS Health, all rights to the "Cognizant" name and certain related trade and service marks were transferred to us in July 1998. As of December 31, 2003, we held three trademark registrations in the United States and had four pending trademark applications in India. In addition, as of December 31, 2003, we held 230 other trademark registrations in 56 other countries.

Employees
---------

      At December 31, 2003, we employed approximately 2,150 persons on a full-time basis in various locations throughout North America. We also employed approximately 320 persons on a full-time basis in various locations throughout Europe, principally in the United Kingdom and Ireland, and approximately 6,770 persons on a full-time basis in our offshore IT development centers in India. None of our employees are subject to a collective bargaining arrangement. We consider our relations with our employees to be good.

      Our future success depends to a significant extent on our ability to attract, train and retain highly skilled IT development professionals. In particular, we need to attract, train and retain project managers, programmers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the United States and in India with the advanced technological skills necessary to perform the services we offer. We have an active recruitment program in India, and have developed a recruiting system and database that facilitates the rapid identification of skilled candidates. During the course of the year, we conduct extensive recruiting efforts at premier colleges and technical schools in India. We evaluate candidates based on academic performance, the results of a written aptitude test measuring problem-solving skills and a technical interview. In addition, we have an active lateral recruiting program. A substantial majority of the personnel on most on-site teams and virtually all the personnel staffed on offshore teams is comprised of Indian nationals.

      Our senior project managers are hired from leading consulting firms in the United States and India. Our senior management and most of our project managers have experience working in the United States and Europe. This enhances our ability to attract and retain other professionals with experience in the United States. We have also adopted a career and education management program to define our employees' objectives and career plans. We have implemented an intensive orientation and training program to introduce new employees to the Q*VIEW software engineering process, our other technologies and our services.

Our Executive Officers
----------------------

      The following table identifies our current executive officers:

                                     Capacities in                 In Current
Name                           Age   Which Served                Position Since
----                           ---   -------------               --------------

Lakshmi Narayanan(1)....        51   President and Chief              2003
                                     Executive Officer

Francisco D'Souza(2)....        35   Chief Operating Officer          2003

Gordon Coburn(3)........        40   Executive Vice  President,       2003
                                     Chief Financial Officer,
                                     Treasurer and Secretary

Ramakrishnan                         Executive Vice President         2004
Chandrasekaran(4).......        47   & Managing Director

(1) Lakshmi Narayanan was elected Chief Executive Officer in December 2003. Mr. Narayanan continues to serve as our President, a position he has held since his election in March 1998. Mr. Narayanan joined our Indian subsidiary as Chief Technology Officer in 1994 and was elected President of such subsidiary on January 1, 1996. Prior to joining us, from 1975 to 1994, Mr. Narayanan was the regional head of Tata Consultancy Services, a large consulting and software services company located in India. Mr. Narayanan holds a Bachelor of Science degree, a Master of Science degree and a Master of Business Administration degree from the Indian Institute of Science.

(2) Francisco D'Souza was elected Chief Operating Officer in December 2003. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D'Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D'Souza was employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D'Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D'Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D'Souza holds a Bachelor of Business Administration degree from the University of East Asia and a Master of Business Administration degree from Carnegie-Mellon University.

(3) Gordon Coburn was elected Executive Vice President in December 2003. Mr. Coburn continues to serve as our Chief Financial Officer, Treasurer and Secretary, positions he has held since his election in March 1998. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director - Group Finance & Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College.

(4) Ramakrishnan Chandrasekaran was elected Executive Vice President and Managing Director in January 2004. Prior to that, from November 1999 to January 2004, he served as our Senior Vice President responsible for the ISV relationships, key alliances, capacity growth, process initiatives, business development and offshore delivery. Mr. Chandrasekaran joined us as Assistant Vice President in December 1994, before getting promoted to Vice President in January 1997. Mr. Chandrasekaran has more than 20 years of experience working in the IT services industry. Prior to joining us, Mr. Chandrasekaran worked with Tata Consultancy Services. Mr.
      Chandrasekaran holds a Mechanical Engineering degree and Master of Business Administration degree from the Indian Institute of Management.

      None of our executive officers is related to any other executive officer or to any of our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Corporate History
-----------------

      We began our IT development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, we, along with certain other entities, were spun-off from The Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. On June 24, 1998, we completed an initial public offering of our Class A common stock. On June 30, 1998, a majority interest in us, and certain other entities were spun-off from Cognizant Corporation to form IMS Health. Subsequently, Cognizant Corporation was renamed Nielsen Media Research, Incorporated. At December 31, 2002, IMS Health owned 55.3% of our outstanding stock (representing all of our Class B common stock) and held 92.5% of the combined voting power of our common stock.

      On January 30, 2003, we filed a tender offer in which IMS Health stockholders could exchange IMS Health shares held by them for our Class B common stock held by IMS Health.

      On February 13, 2003, IMS Health distributed all of our Class B common stock that IMS Health owned (a total of 33,872,700 shares) in an exchange offer to its stockholders. IMS Health distributed 0.927 shares of our Class B common stock to its stockholders for every one share of IMS Health's common stock tendered. There was no impact on the number of our total shares outstanding upon the completion of the exchange offer.

      As of February 21, 2003, pursuant to our Restated Certificate of Incorporation, all of the shares of Class B common stock automatically converted into shares of Class A common stock. According to our Restated Certificate of Incorporation, if at any time the outstanding shares of our Class B common stock ceased to represent at least 35% of the economic ownership represented by the aggregate number of shares of our common stock then outstanding, each share of our Class B common stock shall automatically convert into one share of Class A common stock. This automatic conversion occurred on February 21, 2003 based on share numbers received by us from our transfer agent (American Stock Transfer and Trust Company) as of the close of business February 20, 2003, which indicated that the Class B common stock represented less than 35% ownership represented by the aggregate number of shares of our common stock then outstanding. Accordingly, as of February 21, 2003, there are no shares of Class B common stock outstanding.

      On February 11, 2000, the Board of Directors declared a 2-for-1 stock split effected by a 100% dividend payable on March 16, 2000 to stockholders of record on March 2, 2000.

      On May 23, 2000, our stockholders approved an increase in the number of authorized Class B common stock from 15,000,000 shares to 25,000,000 shares.

      On March 5, 2003, the Board of Directors declared a 3-for-1 stock split effected by a 200% stock dividend payable on April 1, 2003 to stockholders of record on March 19, 2003. The stock splits have been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of common shares and per share information were restated. Appropriate adjustments have been made in the exercise and number of shares subject to stock options. Stockholder equity accounts were restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital account to the common stock accounts.

Acquisitions
------------

      On April 2, 2003, we completed the acquisition of Aces International, Inc., a company specializing in Customer Relationship Management solutions, serving clients in the healthcare, financial services and telecommunications verticals. This acquisition is designed to help us lay a strong foundation for growth in the Customer Relationship Management solutions.

      On November 24, 2003, we completed the acquisition of Infopulse Nederland B.V. ("Infopulse"), a Netherlands-based IT services firm specializing in the banking and financial services industry. The acquisition is designed to allow us to better serve customers in the Benelux region by adding local client partners, industry expertise, and local language capability.

Available Information
---------------------

      We make available the following public filings with the Securities and Exchange Commission (the "SEC") free of charge through our Web site at www.cognizant.com as soon as reasonably practicable after we electronically file such material with, or furnishes such material to, the SEC:

      o     our Annual Reports on Form 10-K and any amendments thereto;

      o     our Quarterly Reports on Form 10-Q and any amendments thereto; and

      o     our Current Reports on Form 8-K and any amendments thereto.

      In addition, we will make available our code of business conduct and ethics free of charge through our Web site. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the Nasdaq National Market by filing such amendment or waiver with the Securities and Exchange Commission and posting it on our Web site.

      No information on our Internet Web site is incorporated by reference into this Form 10-K or any other public filing made by us with the SEC.

Additional Factors That May Affect Future Results
-------------------------------------------------

      IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR PROSPECTS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

A SUBSTANTIAL PORTION OF OUR ASSETS AND OPERATIONS ARE LOCATED IN INDIA AND WE ARE SUBJECT TO REGULATORY, ECONOMIC AND POLITICAL UNCERTAINTIES IN INDIA.

      We intend to continue to develop and expand our offshore facilities in India where, as of December 31, 2003, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

      India has also experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the Indian-Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan. If India were to become engaged in armed hostilities, particularly if these hostilities were protracted or involved the threat of or use of weapons of mass destruction, our operations would be materially adversely affected. In addition, U.S. companies may decline to contract with us for services in light of international terrorist incidents or armed hostilities even where India is not involved because of more generalized concerns about relying on a service provider utilizing international resources.

      In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities, including us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, India's central and state governments remain significantly involved in the Indian economy as regulators. The elimination of any of the benefits realized by us from our Indian operations could have a material adverse effect on our business, results of operations and financial condition.

GENERAL ELECTIONS ARE DECLARED TO TAKE PLACE IN INDIA IN APRIL 2004. THE OUTCOME OF THE ELECTIONS WILL DETERMINE THE NEW GOVERNMENT, WHICH MAY BE A COALITION OF DIFFERENT PARTIES THAN EXISTING. THE APPROACH OF THE NEW GOVERNMENT ON THE ECONOMIC REFORMS, IF DIFFERENT, MAY HAVE AN IMPACT ON OUR FINANCIAL RESULTS. WE CANNOT ASSURE THE POSITIVE TREND IN CURRENT REFORMS MAY CONTINUE AND SUCH CHANGES MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR FINANCIALS.

      Since 1991, successive governments in India have pursued policies of economic reform, including significantly relaxing restrictions on the private sector. The current Indian government, formed in October 1999, is a coalition of several parties, including some small regional parties. The withdrawal of one or more of these parties from the current coalition could result in political instability. Political instability or further changes in the government in India could delay the reform of the Indian economy and adversely affect economic conditions in India generally, which could impact our financial results and prospects. The current Indian government has generally pursued policies and taken initiatives that support the continued economic reform policies that have been pursued by previous governments. These economic reform policies have also been advocated by the opposition parties. We cannot be assured, however, that these policies and initiatives will continue in the future. The rate of economic reform could change, and specific laws and policies affecting technology companies, foreign investment, currency exchange and other matters affecting our business could change as well. A significant change in India's economic reform and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular.

      No assurance can be given that we will not be adversely affected by changes in inflation, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting India in the future.

HOSTILITIES BETWEEN THE UNITED STATES AND IRAQ COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND IMPAIR OUR ABILITY TO SERVICE OUR CUSTOMERS.

      Tensions between the United States and Iraq have escalated due to the United States invasion of and ongoing conflict with Iraq. Hostilities involving the United States, or military or travel disruptions and restrictions affecting our employees, could materially adversely affect our operations and our ability to service our customers. As of December 31, 2003, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

OUR INTERNATIONAL SALES AND OPERATIONS ARE SUBJECT TO MANY UNCERTAINTIES.

      Revenues from customers outside North America represented 12%, 13% and 15% of our revenues for the years ended December 31, 2003, 2002 and 2001, respectively. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a substantial majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. To date, we have not engaged in any hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

WE FACE INTENSE COMPETITION FROM OTHER IT SERVICE PROVIDERS.

      The intensely competitive IT professional services market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

      o     systems integration firms;

      o     contract programming companies;

      o     application software companies;

      o     Internet solutions providers;

      o     the professional  services groups of computer  equipment  companies;
            and

      o     facilities management and outsourcing companies.

      The market also includes numerous smaller local competitors in the various geographic markets in which we operate. Our direct competitors who use the on-site/offshore business model include, among others, Infosys, Inc., Tata Consultancy Services and WIPRO Ltd. In addition, many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do. Some of these larger competitors, such as Accenture Ltd., Electronic Data Systems Corporation and IBM Global Services, have announced their intentions to develop their offshore operations in order to lower their cost structure. We cannot assure you that we will be able to sustain our current levels of profitability or growth as competitive pressures, including competition for skilled IT development professionals and pricing pressure from competitors employing an on-site/offshore business model, increase.

OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP NEW SERVICES AND ENHANCE OUR EXISTING SERVICES IN ORDER TO KEEP PACE WITH THE RAPIDLY EVOLVING TECHNOLOGICAL ENVIRONMENT.

      The IT services market is characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the IT services market. There can be no assurance that we will be successful in developing new services addressing evolving technologies on a timely or cost-effective basis or, if these services are developed, that we will be successful in the marketplace. In addition, there can be no assurance that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

      Our ability to remain competitive will also depend on our ability to design and implement, in a timely and cost-effective manner, solutions for customers moving from the mainframe environment to client/server or other advanced architectures. Our failure to design and implement solutions in a timely and cost-effective manner could have a material adverse effect on our business, results of operations and financial condition.

COMPETITION FOR HIGHLY SKILLED TECHNICAL PERSONNEL IS INTENSE AND THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED PROFESSIONALS.

      Our future success will depend to a significant extent on our ability to attract, train and retain highly skilled IT development professionals. In particular, we need to attract, train and retain project managers, IT engineers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the United States and India with the advanced technological skills necessary to perform the services we offer. We have subcontracted, to a limited extent in the past, and may do so in the future, with other service providers in order to meet our obligations to our customers. Our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain technical personnel with the skills that keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. Further, we must train and manage our growing work force, requiring an increase in the level of responsibility for both existing and new management personnel. There can be no assurance that the management skills and systems currently in place will be adequate or that we will be able to train and assimilate new employees successfully. Our failure to attract, train and retain current or future employees could have a material adverse effect on our business, results of operations and financial condition.

OUR GROWTH MAY BE HINDERED BY IMMIGRATION RESTRICTIONS.

      Our future  success  will  depend on our  ability  to  attract  and retain employees with technical and project management skills from developing countries, especially India. The vast majority of our IT professionals in the United States and in Europe are Indian nationals. The ability of Indian nationals to work in the United States depends on their ability and our ability to obtain the necessary visas and work permits.

      The H-1 B visa classification enables U.S. employers to hire qualified foreign workers in positions which require an education at least equal to a U.S. Baccalaureate Degree in specialty occupations such as IT systems engineering and systems analysis. The H-1 B visa usually permits an individual to work and live in the United States for a period of up to six years. There is a limit on the number of new H-1 B petitions that U.S. Citizenship and Immigration Services ("CIS," one of the successor agencies to the Immigration and Naturalization Service) may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1 B visas necessary to bring foreign employees to the United States. In the current federal fiscal year, the limit is 65,000. This cap has been reached as of February 17, 2004. New H-1 B petitions may not be filed until April 1, 2004, and these petitions must be for positions beginning no earlier than October 1, 2004. However, as a part of our advanced planning process, we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1 B visa classification. Higher users of the H-1 B visa program are often subject to investigations by the Wage and Hour Division of the U.S. Department of Labor. A finding by the U.S. Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1 B classification may result in a bar on future use of the H-1 B program.

      We also regularly transfer employees of our subsidiary in India to the United States to work on projects and at client sites, using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related U.S. companies such as a parent, subsidiary, affiliate, joint venture or branch office. We have an approved "Blanket L Program," under which the corporate relationships of our transferring and receiving entities have been pre-approved by the CIS, thus enabling individual L-1 applications to be presented directly to a U.S. consular post abroad rather than undergoing the pre-approval process in the United States. While there have been no major changes in the law or regulations governing the L-1 categories, both the U.S. consular posts that review initial L-1 applications and the CIS office, which adjudicates extensions of L-1 status, have become more restrictive with respect to this category in the recent past. As a result, the rate of refusals of initial L-1 applications and of extension denials has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by U.S. consular posts around the world have caused major delays in visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

      In the past year, the press has covered allegations of abuse of the L-1 visa category by certain companies. The companies are alleged to have used the L-1 category to bring workers into the U.S. who then displace U.S. workers. Because of this press attention, Congress has held hearings on the L-1 visa category and legislators have introduced bills to change or restrict the standards for the L-1 category. While none of the proposed legislation has moved out of the introductory stage, it is possible that new restrictions on the L visa category will become law. If such restrictive proposals become law, this could impair our ability to staff our projects in the U.S. with resources from our entities abroad.

      We also process immigrant visas for lawful permanent residence for employees to fill positions for which there are no able, willing and qualified U.S. workers available to fill the positions. Compliance with existing U.S. immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

      In addition to immigration restrictions in the United States, there have recently been changes to work permit legislation in the United Kingdom, where we have experienced significant growth. Under the new regulations, in order for us to transfer our employees to the United Kingdom, either from the United States or from India, we must demonstrate that the employee had been employed by us for at least six months prior to the transfer. These restrictions restrain our ability to add the skilled professionals we need for our operations in Europe, and could have an adverse affect on our international strategy to expand our presence in Europe. As a result, the changes to work permit legislation in the United Kingdom could have a material adverse effect on our business, results of operations and financial condition.

      Immigration and work permit laws and regulations in the United States, the United Kingdom and other countries is subject to legislative and administrative changes as well as changes in the application of standards and enforcement. Immigration and work permit laws and regulation can be significantly affected by political forces and levels of economic activity. Our international expansion strategy and our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impairs our ability to staff projects with IT professionals who are not citizens of the country where the work is to be performed.

POTENTIAL ANTI-OUTSOURCING LEGISLATION COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND IMPAIR OUR ABILITY TO SERVICE OUR CUSTOMERS.

      In the past few months, the issue of outsourcing of services abroad by American companies has become a topic of political discussion in the United States. Measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and in as many as one-half of the state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the intensifying debate over this issue, the introduction of such legislation is possible. If introduced, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by federal government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives or intellectual property transfer restrictions. In the event that any such measures become law, our business, financial condition and results of operations could be adversely affected and our ability to service our customer could be impaired.

OUR ABILITY TO OPERATE AND COMPETE EFFECTIVELY COULD BE IMPAIRED IF WE LOSE KEY PERSONNEL.

      Our future performance depends to a significant degree upon the continued service of the key members of our management team, as well as marketing, sales and technical personnel, and our ability to attract and retain new management and other personnel. We do not maintain key man life insurance on any of our executive officers or significant employees. Competition for personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting and retaining new personnel in the future. The loss of any one or more of our key personnel or the failure to attract and retain key personnel could have a material adverse effect on our business, results of operations and financial condition.

RESTRICTIONS IN NON-COMPETITION AGREEMENTS WITH OUR EXECUTIVE OFFICERS MAY NOT BE ENFORCEABLE.

      We have entered into non-competition agreements with a majority of our executive officers. There can be no assurance, however, that the restrictions in these agreements prohibiting the executive officers from engaging in competitive activities are enforceable. Further, substantially all of our professional non-executive staff are not covered by agreements that would prohibit them from working for our competitors. If any of our key professional personnel leaves our employment and joins one of our competitors, our business could be adversely affected.

OUR EARNINGS MAY BE ADVERSELY AFFECTED IF WE CHANGE OUR INTENT NOT TO REPATRIATE EARNINGS IN INDIA.

      During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, we intend to use 2002 and future Indian earnings to expand our operations outside the United States instead of repatriating those earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes-Special Areas", we no longer have to accrue taxes on all foreign earnings recognized in 2002 and subsequent periods as these earnings are now considered to be indefinitely reinvested outside the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent on repatriating Indian earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than the effective rate in 2003. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

OUR EARNINGS MAY BE ADVERSELY AFFECTED IF WE CHANGE OUR ACCOUNTING POLICY WITH RESPECT TO EMPLOYEE STOCK OPTIONS.

      Stock options are an important component of compensation packages for most of our mid- and senior-level employees. We currently do not deduct the expense of employee stock option grants from our income. Many companies, however, are considering a change to their accounting policies to record the value of stock options issued to employees as an expense and changes in the accounting treatment of stock options are currently under consideration by the Financial Accounting Standards Board and other accounting standards-setting bodies. If we are required to or decide to change our accounting policy with respect to the treatment of employee stock option grants, our earnings could be materially adversely affected.

A SIGNIFICANT PORTION OF OUR PROJECTS ARE ON A FIXED-PRICE BASIS, SUBJECTING US TO THE RISKS ASSOCIATED WITH COST OVER-RUNS AND OPERATING COST INFLATION.

      We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price contracts accounting for approximately 25% and 26% of our revenues for the years ended December 31, 2002 and 2003, respectively. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. We bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO MANAGE OUR RAPID GROWTH.

      Since we began providing software development and maintenance services in early 1994, our professional and support staff has increased from approximately 25 to over approximately 9,240 at December 31, 2003. Our anticipated growth will continue to place significant demands on our management and other resources. In particular, we will have to continue to increase the number of our personnel, particularly skilled technical, marketing and management personnel, and continue to develop and improve our operational, financial, communications and other internal systems. Our inability to manage our anticipated growth effectively could have a material adverse effect on our business, results of operations and financial condition.

      As part of our growth strategy, we are expanding our operations in Europe and Asia. We may not be able to compete effectively in these markets and the cost of entering these markets may be substantially greater than we expect. If we fail to compete effectively in the new markets we enter, or if the cost of entering those markets is substantially greater than we expect, our business, results of operations and financial condition could be adversely affected. In addition, if we cannot compete effectively, we may be required to reconsider our strategy to invest in our international expansion plans and change our intent on the repatriation of our earnings.

WE RELY ON A FEW CUSTOMERS FOR A LARGE PORTION OF OUR REVENUES.

      Approximately 35%, 38% and 36% of our revenues in years ended December 31, 2001 and 2002 and 2003, respectively, were generated from our top five customers. Approximately 10.1% of our revenues in the fiscal year ended December 31, 2003 were generated from JP Morgan Chase. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

WE GENERALLY DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS.

      Consistent with industry practice, we generally do not enter into long-term contracts with our customers. As a result, we are substantially exposed to volatility in the market for our services, and may not be able to maintain our level of profitability. If we are unable to market our services on terms we find acceptable, our financial condition and results of operations could suffer materially.

OUR OPERATING RESULTS EXPERIENCE SIGNIFICANT QUARTERLY FLUCTUATIONS.

      We historically have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

      o the number, timing, scope and contractual terms of IT development and maintenance projects in which we are engaged;

      o     delays incurred in the performance of those projects;

      o the accuracy of estimates of resources and time required to complete ongoing projects; and

      o     general economic conditions.

      In addition, our future revenues, operating results and margins may fluctuate as a result of:

      o changes in pricing in response to customer demand and competitive pressures;

      o     the mix of on-site and offshore staffing;

      o     the  ratio  of  fixed-price   contracts  versus   time-and-materials
            contracts;

      o     employee wage levels and utilization rates;

      o     the timing of collection of accounts receivable; and

      o     the breakdown of revenues by distribution channel.

      A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of our projects or in employee wage levels and utilization rates may cause significant variations in our operating results in any particular quarter, and could result in losses. Any significant shortfall of revenues in relation to our expectations, any material reduction in utilization rates for our professional staff or variance in the on-site, offshore staffing mix, an unanticipated termination of a major project, a customer's decision not to pursue a new project or proceed to succeeding stages of a current project or the completion during a quarter of several major customer projects could require us to pay underutilized employees and could therefore have a material adverse effect on our business, results of operations and financial condition.

      As a result of these factors, it is possible that in some future periods, our revenues and operating results may be significantly below the expectations of public market analysts and investors. In such an event, the price of our common stock would likely be materially and adversely affected.

WE MAY NOT BE ABLE TO SUSTAIN OUR CURRENT LEVEL OF PROFITABILITY.

      Our gross margin of 46.4% and 45.8% for the years ended December 31, 2002 and 2003, respectively, may decline if we experience declines in demand and pricing for our services. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Although we have been able to partially offset pricing pressures and wage increases through our low-cost operating structure, there can be no assurance that we will be able to continue to do so in the future.

LIABILITY CLAIMS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      Many of our engagements involve projects that are critical to the operations of our customers' businesses and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit by contract our liability for damages arising from negligent acts, errors, mistakes or omissions in rendering our IT development and maintenance services, there can be no assurance that any contractual limitations on liability will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations and financial condition.

WE MAY HAVE POTENTIAL LIABILITY ARISING FROM THE IMS HEALTH EXCHANGE OFFER IN THE EVENT THAT WE BREACH ANY OF OUR REPRESENTATIONS IN CONNECTION WITH THE DISTRIBUTION AGREEMENT ENTERED INTO WITH IMS HEALTH.

      We entered into a Distribution Agreement, dated January 7, 2003, with IMS Health (the "Distribution Agreement"), that provides, among other things, that IMS Health and we will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding U.S. federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, we agreed to indemnify IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach of the representations that we made and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. If we breach any of our representations in connection with the Distribution Agreement, the related indemnification liability could have a material adverse effect on our results of operations, financial position and cash flows.

WE MAY BE SUBJECT TO LEGACY DUN & BRADSTREET LIABILITIES THAT COULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      In 1996, The Dun & Bradstreet Corporation, now known as R.H. Donnelly Corporation, split itself into three separate companies: The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation. In connection with the split-up transaction, The Dun & Bradstreet Corporation, Cognizant Corporation (renamed Nielsen Media Research), of which Cognizant Technology Solutions Corporation was once a part, and AC Nielsen Corporation (now a subsidiary of the Dutch company VNU N.A.) entered into a distribution agreement. In the 1996 distribution agreement, each party assumed the liabilities relating to the businesses allocated to it and agreed to indemnify the other parties and their subsidiaries against those liabilities and certain other matters. The 1996 distribution agreement also prohibited each party thereto from distributing to our stockholders any business allocated to it unless the distributed business delivered undertakings agreeing to be jointly and severally liable to the other parties under the 1996 distribution agreement for the liabilities of the distributing parent company under the 1996 distribution agreement. IMS Health made such undertaking when it was spun off by Nielsen Media Research in 1998 and, accordingly, IMS Health and Nielsen Media Research are jointly and severally liable to R.H. Donnelly and ACNielsen for Cognizant Corporation obligations under the terms of the 1996 distribution agreement. IMS Health has requested similar undertakings from Cognizant Technology Solutions Corporation as a condition to the distribution of our shares in the exchange offer. IMS Health is obligated to procure similar undertakings from Cognizant Technology Solutions Corporation to Nielsen Media Research and Synavant Inc. with respect to liabilities allocated to IMS Health in connection with Nielsen Media Research's spin-off of IMS Health and IMS Health's spin-off of Synavant Inc. In connection with the exchange offer, Cognizant Technology Solutions Corporation has given these undertakings and, as a result, Cognizant Technology Solutions Corporation may be subject to claims in the future in relation to legacy liabilities.

      One possible legacy liability arises from a pending antitrust action filed by Information Resources Inc. in 1996, which names as joint defendants all parties to the 1996 distribution agreement. Information Resources' complaint alleges damages in excess of $350 million, which amount it has asked to be trebled, plus punitive damages. ACNielsen Corporation agreed in connection with the 1996 distribution agreement to assume any and all liabilities resulting from the Information Resources claim to the extent that ACNielsen remains financially viable. In connection with VNU's acquisition of ACNielsen in 2001, VNU was required to assume this liability and to be included with ACNielsen for purposes of determining the amount that can be paid by ACNielsen in respect of any claim. IMS Health and Nielsen Media Research, Inc., successors to Cognizant Corporation, have agreed to share liabilities in excess of the amount ACNielsen is required to pay under the 1996 distribution agreement in respect of this claim on a 50-50 basis with The Dun & Bradstreet Corporation (subsequently separated into The Dun & Bradstreet Corporation and Moody's Corporation). IMS Health and Nielsen Media Research,

Inc. further agreed to share their portion of the liabilities in relation to the Information Resources action on a 75-25 basis, subject to Nielsen Media Research, Inc.'s liability in respect of the Information Resources action and certain other contingent liabilities being capped at $125 million. Pursuant to our undertaking, Cognizant Technology Solutions Corporation could be held liable for those amounts that VNU, IMS Health, Nielsen Media Research, Inc., and The Dun & Bradstreet Corporation and their successors are unable or unwilling to pay.

      Other claims have arisen in the past and may arise in the future under the 1996 distribution agreement or the distribution agreements relating to Nielsen Media Research's spin-off of IMS Health and IMS Health's spin-off of Synavant Inc., in which case Cognizant Technology Solutions Corporation may be jointly and severally liable for any losses suffered by the parties entitled to indemnification.

      IMS Health has agreed to indemnify Cognizant Technology Solutions Corporation for any and all liabilities that arise out of our undertakings to be jointly and severally liable for these liabilities, but if for any reason IMS Health does not perform on our indemnification obligation, these liabilities could have a material adverse effect on our financial condition and results of operations.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

      Our future success will depend in part on our ability to protect our intellectual property rights. We presently hold no patents or registered copyrights, and rely upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect our intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. We believe that laws, rules, regulations and treaties in effect in the United States and India are adequate to protect us from misappropriation or unauthorized use of our copyrights. However, there can be no assurance that these laws will not change and, in particular, that the laws of India will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of any of our intellectual property, or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. Unauthorized use of our intellectual property may result in development of technology, products or services which compete with our products and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information.

      Although we believe that our intellectual property rights do not infringe on the intellectual property rights of any of our competitors or others, there can be no assurance that infringement claims will not be asserted against us in the future, that assertion of infringement claims will not result in litigation or that we would prevail in that litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, if at all. We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents for software products and processes. Any infringement claims, regardless of their outcome, could result in substantial cost to us and divert management's attention from our operations. Any infringement claim or litigation against us could, therefore, have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE UNABLE TO INTEGRATE ACQUIRED COMPANIES OR TECHNOLOGIES SUCCESSFULLY.

      We believe that opportunities exist in the fragmented IT services market to expand our business through selective strategic acquisitions and joint ventures. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence, especially in the European market, enter new technology areas or expand our capacity. There can be no assurance that we will identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or joint venture or successfully integrate any acquired business or joint venture into our operations. Further, acquisitions and joint ventures involve a number of special risks, including diversion of management's attention, failure to retain key personnel, unanticipated events or circumstances and legal liabilities, some or all of which could have a material adverse effect on our business, results of operations and financial condition. We may finance any future acquisitions with debt financing, the issuance of equity securities or a combination of the foregoing. There can be no assurance that we will be able to arrange adequate financing on acceptable terms. In addition, acquisitions financed with the issuance of our equity securities could be dilutive.

PROVISIONS IN OUR CHARTER, BY-LAWS AND STOCKHOLDERS' RIGHTS PLAN AND PROVISIONS UNDER DELAWARE LAW MAY DISCOURAGE UNSOLICITED TAKEOVER PROPOSALS.

      Provisions in our charter and by-laws, each as amended, our stockholders' rights plan and Delaware General Corporate Law ("DGCL") may have the effect of deterring unsolicited takeover proposals or delaying or preventing changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these documents and provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares, of preferred stock. Our charter provides for a classified board of directors, which will prevent a change of control of our board of directors at a single meeting of stockholders. The elimination of our stockholders' ability to act by written consent and to call a special meeting will delay stockholder actions until annual meetings or until a special meeting is called by our chairman or chief executive officer or our board of directors. The supermajority-voting requirement for specified amendments to our charter and by-laws allows a minority of our stockholders to block those amendments. The DGCL also contains provisions preventing stockholders from engaging in business combinations with us, subject to certain exceptions. These provisions could also discourage bids for our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.



ITEM 2.  PROPERTIES

      As of December 31, 2003, we have substantially completed the initial phase of our India development center expansion program, which was announced in July 2001. This program encompassed the construction of three fully-owned development centers containing approximately 650,000 square feet of space in Chennai, Calcutta and Pune. Each of these development centers contain up-to-date technology infrastructure and communications capabilities.

      On December 22, 2003, we announced building plans for three additional fully-owned development centers containing over 600,000 square feet of space in Pune, Chennai and Bangalore. These additional facilities will be able to accommodate approximately 6,500 employees in total.

      In addition, we operate eleven leased development facilities in the following cities: Bangalore, Chennai, Calcutta and Hyderabad in India, Phoenix, Arizona and Limerick, Ireland.

      We operate out of our Teaneck, New Jersey headquarters and our regional and international offices. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an "as needed" basis.

      We occupy the following properties:

                       Approximate
                          Area
      Location        (in sq. feet)      Use             Nature of Occupancy
------------------    -------------  -------------    ------------------------

Bangalore, India        25,849       Software          Multiple leases
                                     Development       expiring 04/30/05 -
                                     Facility          06/30/06 with renewal
                                                       options

Bangalore, India        35,475       Software          Lease expires 10/31/11
                                     Development       with renewal option
                                     Facility

Chennai, India          84,888       Software          Multiple leases
                                     Development       expiring 11/30/04 with
                                     Facility          renewal options

Chennai, India          15,536       Software          Multiple leases
                                     Development       expiring 1/31/06 -
                                     Facility          4/30/06 with renewal
                                                       options

Chennai, India          34,700       Software          Multiple leases
                                     Development       expiring 8/31/04
                                     Facility          -03/14/06 with renewal
                                                       options

Chennai, India          35,126       Software          Multiple leases
                                     Development       expiring 4/30/06 with
                                     Facility          renewal options

Chennai, India          33,688       Software          Lease expires 12/15/06
                                     Development       with renewal options
                                     Facility

Chennai, India         400,000       Software          Owned
                                     Development
                                     Facility

                       Approximate
                          Area
      Location        (in sq. feet)      Use             Nature of Occupancy
------------------    -------------  -------------    ------------------------

Pune, India            135,723       Software          Owned
                                     Development
                                     Facility

Calcutta, India        114,120       Software          Owned
                                     Development
                                     Facility

Calcutta, India         13,928       Software          Lease expires 10/06/06
                                     Development       with a renewal option
                                     Facility

Hyderabad, India        31,019       Software          Multiple leases
                                     Development       expiring 10/19/08 -
                                     Facility          12/31/08

Teaneck, New Jersey     24,745       Executive and     Multiple leases
                                     Business          expiring 09/30/05 -
                                     Development       12/30/10
                                     Office

Atlanta, Georgia           957       Business          Lease expires 9/30/06
                                     Development
                                     Office

Chicago, Illinois        5,113       Business          Lease expires 7/31/05
                                     Development
                                     Office

Dallas, Texas            2,613       Business          Lease expires 11/30/06
                                     Development
                                     Office

Los Angeles,             1,018       Business          Lease expires 7/31/04
California                           Development
                                     Office

Minneapolis,               766       Business          Lease expires 9/30/06
Minnesota                            Development
                                     Office

San Ramon,               5,670       Business          Lease expires 10/15/06
California                           Development
                                     Office

Phoenix, Arizona        15,953       Software          Lease expires 06/30/06
                                     Development
                                     Facility

Toronto, Canada            200       Business          Lease on Month to Month
                                     Development       basis
                                     Office

Frankfurt, Germany         284       Business          Lease expires 03/31/07
                                     Development
                                     Office

Limerick, Ireland       10,495       Software          Multiple lease expiring
                                     Development       03/27/23 - 05/31/32,
                                     Facility          cancelable with 12
                                                       month notice

                       Approximate
                          Area
      Location        (in sq. feet)      Use             Nature of Occupancy
------------------    -------------  -------------    ------------------------

London, England          2,080       Business          Lease expires 9/28/04
                                     Development
                                     Office

Zurich, Switzerland        102       Business          Lease expires 09/30/04
                                     Development
                                     Office

Geneva, Switzerland        100       Business          Lease expires 09/30/04
                                     Development
                                     Office

Singapore                  200       Business          Lease expires 09/30/04
                                     Development
                                     Office

Amsterdam, The           7,131       Business          Multiple leases
Netherlands                          Development       expiring 7/31/05 -
                                     Office            12/31/05



ITEM 3.  LEGAL PROCEEDINGS

      We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated financial position.



ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II


ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Prior to June 1998, there was no established market for our Class B common stock. Since June 19, 1998, the Class A common stock has traded on the Nasdaq National Market ("NNM") under the symbol "CTSH". Our Class B common stock is not listed on a stock exchange and does not trade.

      Prior to February 13, 2003, all of the issued and outstanding shares of our Class B common stock were held by IMS Health. On February 13, 2003, IMS Health distributed all of our Class B common stock that IMS Health owned (a total of 33,872,700 shares, on a post-split basis) in an exchange offer to its stockholders. IMS Health distributed 0.927 shares of our Class B common stock to its stockholders for every one share of IMS Health's common stock tendered. As of February 21, 2003, pursuant to our Restated Certificate of Incorporation, all of the shares of Class B common stock automatically converted into shares of Class A common stock. According to our Restated Certificate of Incorporation, if at any time the outstanding shares of our Class B common stock ceases to represent at least 35% of the economic ownership represented by the aggregate number of shares of our common stock then outstanding, each share of our Class B common stock shall automatically convert into one share of our Class A common stock. This automatic conversion occurred on February 21, 2003 based on share numbers we received from our transfer agent (American Stock Transfer and Trust Company) as of the close of business February 20, 2003, which indicated that the Class B common stock represented less than 35% ownership represented by the aggregate number of shares of our common stock then outstanding. Accordingly, as of February 21, 2003, there are no shares of Class B common stock outstanding.

      The following table describes the per share range of high and low sale prices for shares of our Class A common stock, as listed for quotation on the NNM, and the quarterly cash dividends per share for the periods indicated. This table has been restated to reflect our 3-for-1 stock split which became effective on April 1, 2003.

                                                            Cash
                                                        Dividend Per
        Quarter Ended            High          Low          Share
--------------------------      ------       ------     ------------
March 31, 2002............      $14.03       $11.00         $0.00
June 30, 2002.............      $18.07       $12.57         $0.00
September 30, 2002........      $21.23       $16.16         $0.00
December 31, 2002.........      $25.22       $16.00         $0.00
March 31, 2003............      $24.08       $18.77         $0.00
June 30, 2003.............      $25.20       $17.49         $0.00
September 30, 2003........      $40.80       $25.07         $0.00
December 31, 2003.........      $48.40       $37.18         $0.00


      As of March 5, 2004, the approximate number of holders of record of our Class A common stock was 352 and the approximate number of beneficial holders of our Class A common stock was 13,501.

      We have never declared or paid cash dividends on our Class A or Class B common stock. We currently intend to retain any future earnings to finance the growth of the business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

      Equity Compensation Plan Information
      ------------------------------------

      The following table provides information as of December 31, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

      ----------------------------------------------------------------------
                                 Number of                    Number of
                                Securities     Weighted      Securities
                               to be Issued    Average      Available for
                                   Upon        Exercise    Future Issuance
                                Exercise of    Price of     Under Equity
                                Outstanding  Outstanding    Compensation
      Plan Category               Options      Options          Plans
      ----------------------------------------------------------------------
      Equity compensation
      plans that have been
      approved by security
      holders................   12,471,665       $14.79      1,165,768
      ----------------------------------------------------------------------

      In addition, as of December 31, 2003, there are 2,028,249 shares available for issuance under our Employee Stock Purchase Plan, which is an equity compensation plan approved by security holders. There are no equity compensation plans that have not been approved by security holders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2002 and 2003 and for each of the three years in the period ended December 31, 2003 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 1999, 2000 and 2001 and for each of the years ended December 31, 1999 and 2000 are derived from the audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2001, 2002 and 2003 should be read in conjunction with the Consolidated Financial Statements and the Notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.


                                                            Year Ended December 31,
                                       -----------------------------------------------------------------
                                         1999           2000          2001          2002         2003
                                       ---------     ---------     ---------     ---------     ---------
                                                       (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues ..........................    $  74,084     $ 122,758     $ 158,969     $ 208,657     $ 365,656
Revenues - related party ..........       14,820        14,273        18,809        20,429         2,575
                                       ---------     ---------     ---------     ---------     ---------
    Total revenues ................       88,904       137,031       177,778       229,086       368,231
Cost of revenues ..................       46,161        70,437        90,848       122,701       199,724
                                       ---------     ---------     ---------     ---------     ---------
Gross profit ......................       42,743        66,594        86,930       106,385       168,507
Selling, general and
  administrative expenses .........       23,061        35,959        44,942        53,345        84,259
Depreciation and
  amortization expense ............        3,037         4,507         6,368         7,842        11,936
                                       ---------     ---------     ---------     ---------     ---------
Income from operations ............       16,645        26,128        35,620        45,198        72,312
Other income (expense):
  Interest income .................        1,263         2,649         2,501         1,808         2,128
  Split-off costs .................         --            --            --          (1,680)       (2,010)
  Impairment loss on investment ...         --            --          (1,955)         --            --
  Other income (expense) - net ....           37          (530)         (767)         (235)         (199)
                                       ---------     ---------     ---------     ---------     ---------
    Total other income (expense)...        1,300         2,119          (221)         (107)          (81)
                                       ---------     ---------     ---------     ---------     ---------
Income before provision for
  income taxes ....................       17,945        28,247        35,399        45,091        72,231
Provision for income taxes ........       (6,711)      (10,564)      (13,239)      (10,529)      (14,866)
                                       ---------     ---------     ---------     ---------     ---------
Net income ........................    $  11,234     $  17,683     $  22,160     $  34,562     $  57,365
                                       =========     =========     =========     =========     =========
Basic earnings per share ..........    $    0.20     $    0.32     $    0.39     $    0.58     $    0.92
                                       =========     =========     =========     =========     =========
Diluted earnings per share ........    $    0.19     $    0.29     $    0.36     $    0.54     $    0.84
                                       =========     =========     =========     =========     =========
Weighted average number of
  common shares outstanding .......       55,026        55,695        57,051        59,241        62,505
                                       =========     =========     =========     =========     =========
Weighted average number of
  common shares and stock
  options outstanding .............       58,246        60,767        61,113        63,693        67,907
                                       =========     =========     =========     =========     =========





                                                            Year Ended December 31,
                                       -----------------------------------------------------------------
                                         1999           2000          2001          2002         2003
                                       ---------     ---------     ---------     ---------     ---------
                                                       (in thousands, except per share data)
Consolidated Statement of Financial
  Position Data:
Cash and cash equivalents..........    $  42,641     $  61,976     $  84,977     $ 126,211     $ 194,221
Working capital....................       43,507        61,501        95,637       134,347       215,861
Total assets.......................       69,026       109,540       144,983       231,473       360,589
Due to related party...............         --               8          --           --             --
Stockholders' equity...............       45,461        66,116        98,792       165,481       274,070

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

      We are a leading provider of custom IT services related to IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in the United States and Europe. Our core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. We provide IT services using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland.

      In 2003, our revenue increased to $368.2 million compared to $229.1 million in 2002. Net income increased to $57.4 million or $0.84 per diluted share in 2003 compared to $34.6 million or $0.54 per diluted share in 2002. Our revenue growth was driven by continued strong demand for our application management and application development and integration services. We believe this trend will continue in 2004. We finished 2003 with 153 active clients compared to 115 in 2002. We anticipate that a significant portion of our revenue growth in 2004 will come from increased penetration of existing clients. During 2003, 88% of our revenue came from clients in North America. In 2004, we will look to expand our presence in Northern Europe as we are starting to see an increased level of interest for offshore services in that region. In 2003, our operating margin decreased approximately 10 basis points to 19.6% from 19.7% in 2002. This was consistent with our targeted operating margin range of 19 to 20% of total revenues.

      At December 31, 2003, we had cash and cash equivalents of $194.2 million, an increase of $68 million over the prior year. On December 22, 2003, we announced building plans for three additional fully-owned development centers containing over 600,000 square feet of space in Pune, Chennai and Bangalore. Total costs related to this program are expected to be approximately $42.5 million, which we expect to fund from current operations. Accordingly, we believe our financial condition will remain strong. In addition, we will continue to consider acquisitions of companies that can improve our capabilities in certain market niches or geographic areas.

Critical Accounting Estimates and Risks
---------------------------------------

      Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts will differ from the estimates used in the preparation of the accompanying consolidated financial statements. Our significant accounting policies are described in Note 2 to the consolidated financial statements.

      We believe the following critical accounting policies require higher level of management judgments and estimates than others in preparing the consolidated financial statements:

      REVENUE RECOGNITION. Revenues related to our fixed-price contracts are recognized as the service is performed using the percentage-of-completion method of accounting, under which the total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit-worthiness of each customer based upon market capitalization and other information, including the aging of the receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      INCOME TAXES. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. In the period of resolution, adjustments may need to be recorded that result in increases or decreases to income. Changes in the geographic mix or estimated level of annual pre-tax income can also affect the overall effective income tax rate.

      On an on-going basis, we evaluate whether a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we will be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income or equity (if the deferred tax asset is related to tax benefits from stock option benefits that have not been realized) in the period such determination was made.

      Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten years with respect to Cognizant India's export profits. Substantially all of the earnings of Cognizant India are attributable to export profits and are therefore currently entitled to a 100% exemption from Indian income tax. These tax holidays will begin to expire in 2004 and, under current law, will be completely phased out by March of 2009. Prior to 2002, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, we provided for deferred income taxes in the amount of approximately $28.6 million on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, we intend to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, we no longer accrue incremental U.S. taxes on all foreign earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2003, the amount of unrepatriated Indian earnings upon which no incremental U.S. taxes have been recorded is approximately $79.5 million. While we have no plans to do so, if such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than the effective rate in 2003. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation or whether the amount of previously accrued deferred taxes on earnings recognized prior to 2002 will require adjustment.

      Effective April 1, 2003, the government of India passed various tax law changes which affected the way in which our earnings are taxed in India. The tax exemption for export earnings was restored to 100% from 90%. The surtax was reduced, decreasing the Indian effective rate from 36.75% to 35.875% for income that is subject to tax, the corporate level tax on the payment of dividends was restored and the withholding tax on dividends was repealed.

      GOODWILL. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of December 31, 2003, our goodwill balance was approximately $4.5 million.

      LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted in 2002, we review for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset. The measurement for such an impairment loss is then based on the fair value of the asset. If such assets were determined to be impaired, it could have a material adverse effect on our business, results of operations and financial condition.

      RISKS. Most of our IT development centers, including a substantial majority of our employees are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. To date, we have not engaged in any hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. See
Item 1 "Business - Additional Factors That May Affect Future Results" for discussion of additional risks that may affect our business, operations or financial results.

Results of Operations
---------------------

      The following table sets forth, for the periods indicated, certain financial data expressed for the three years ended December 31, 2003:


                                                                                                 Increase (Decrease)
                                           % of                 % of                   % of    -----------------------
(Dollars in thousands)          2001      Revenues    2002     Revenues     2003      Revenues   2002           2003
                             ---------    --------  ---------  --------   ---------   -------- ---------     ---------
Revenues ................    $ 177,778     100.0%   $ 229,086   100.0%    $ 368,231    100.0%  $  51,308     $ 139,145
Cost ofrevenues .........       90,848      51.1      122,701    53.6       199,724     54.2      31,853        77,023
                             ---------     ------   ---------   ------    ---------    ------  ---------     ---------
Gross profit ............       86,930      48.9      106,385    46.4       168,507     45.8      19,455        62,122
Selling, general and
  administrative ........       44,942      25.3       53,345    23.3        84,259     22.9       8,403        30,914
Depreciation and
  amortization ..........        6,368       3.6        7,842     3.4        11,936      3.3       1,474         4,094
                             ---------     ------   ---------   ------    ---------    ------  ---------     ---------
Income from operations ..       35,620      20.0       45,198    19.7        72,312     19.6       9,578        27,114
                                           ======               ======                 ======
Other income (expense),
  net ...................         (221)                  (107)                  (81)                 114            26
Provision for
  income taxes ..........      (13,239)               (10,529)              (14,866)              (2,710)        4,337
Net income ..............    $  22,160      12.5    $  34,562    15.1     $  57,365     15.6      12,402        22,803
                             =========     ======   =========   ======    =========    ======



Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      REVENUE. Revenue increased by 60.7%, or approximately $139.1 million, from approximately $229.1 million during 2002 to approximately $368.2 million in 2003. This increase resulted primarily from an increase in both application management and development services, and revenue generated from acquisitions. We provide services through time-and-materials and fixed-bid contracts. Over the course of the last three years, revenues recognized under fixed-bid contracts have increased as a percent of total revenues from 23.9% in 2001 to 24.6% in 2002 and 25.9% in 2003. This increase is attributable primarily to increased demand due to our customers preferring to specifically quantify project costs prior to entering into contracts.

      During 2003, one customer, JP Morgan Chase, accounted for 10.1% of our revenues and, in 2002, no single customer accounted for greater than 10% of revenues.

      GROSS PROFIT. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Cost of revenues increased by 62.8%, or approximately $77.0 million, from approximately $122.7 million during 2002 to approximately $199.7 million in 2003. The increase was due primarily to higher compensation costs resulting from the increase in the number of our technical professionals from approximately 5,600 employees at December 31, 2002 to approximately 8,500 employees at December 31, 2003. The increased number of technical professionals is a direct result of greater demand for our services and employees acquired through acquisitions. Our gross profit increased by 58.4%, or approximately $62.1 million, from approximately $106.4 million during 2002 to approximately $168.5 million during 2003. Gross profit margin decreased from 46.4% of revenues during 2002 to 45.8% of revenues in 2003. The decrease in such gross profit margin was primarily attributable to the appreciation of the Indian Rupee versus the U.S. dollar.

      SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES.   Selling,  general  and
administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 57.2%, or approximately $35.0 million, from approximately $61.2 million during 2002 to approximately $96.2 million during 2003, and decreased as a percentage of revenue from approximately 26.7% to 26.1%, respectively. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand our sales and marketing activities and increased infrastructure expenses to support our growth. The decrease in such expenses as a percentage of revenue was due primarily to the leverage achieved from increased revenues that have resulted from our expanded sales and marketing activities in the current and prior years.

      INCOME FROM OPERATIONS. Income from operations increased 60.0%, or approximately $27.1 million, from approximately $45.2 million during 2002 to approximately $72.3 million during 2003, representing approximately 19.7% and 19.6% of revenues, respectively. The decrease in operating margin was due primarily to the lower gross margin partially offset by our ability to leverage prior sales and marketing investments.

      OTHER INCOME/EXPENSE. Other income/expense consists primarily of interest income and split-off costs related to the exchange offer in which IMS Health offered to its stockholders to exchange its holdings of our Class B common stock for shares of IMS Health. Interest income increased by approximately 17.7%, from approximately $1.8 million during 2002 to approximately $2.1 million during 2003. The increase in such interest income was attributable to higher invested cash balances partially offset by lower global interest rates. We recognized split-off costs of approximately $2.0 million and $1.7 million in 2003 and 2002, respectively.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased from approximately $10.5 million in 2002 to approximately $14.9 million in 2003, with an effective tax rate of 23.4% in 2002 and 20.6% in 2003. The lower effective tax rate is a result of a reduction in the surtax in India and the restoration of the 100% exemption on export earnings both of which were effective April 1, 2003. (See Note 7 to the consolidated financial statements.)

      NET INCOME. Net income increased from approximately $34.6 million in 2002 to approximately $57.4 million in 2003, representing approximately 15.1% and 15.6% as a percentage of revenues, respectively. The higher percentage in 2003 is primarily attributed to the decrease in the effective tax rate discussed above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      REVENUE. Revenue increased by 28.9%, or approximately $51.3 million, from approximately $177.8 million during 2001 to approximately $229.1 million in 2002. This increase resulted primarily from an increase in application management and application development and integration services. We provide services through time-and-materials and fixed-bid contracts. Over the course of the last three years revenues recognized under fixed-bid contracts have increased as a percent of total revenues from 15.1% in 2000 to 23.9% in 2001 to 24.6% in 2002.

      Sales to related parties on a year-over-year basis were 8.9% in 2002 compared to 10.6% in 2001. For statement of operations purposes, revenues from related parties only include revenues recognized during the period in which the related party was our affiliate. During 2002 and 2001, no third party accounted for greater than 10% of revenues.

      GROSS PROFIT. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 35.1%, or approximately $31.9 million, from approximately $90.8 million during 2001 to approximately $122.7 million in 2002. The increase was due primarily to the increased cost resulting from the increase in the number of our technical professionals from approximately 3,470 employees at December 31, 2001 to approximately 5,600 employees at December 31, 2002. The increased number of technical professionals is a direct result of greater demand for our services and employees acquired through acquisitions. Our gross profit increased by 22.4%, or approximately $19.5 million, from approximately $86.9 million during 2001 to approximately $106.4 million during 2002. Gross profit margin decreased from 48.9% of revenues during 2001 to 46.4% of revenues in 2002. The decrease in such gross profit margin was primarily attributable to higher incentive compensation costs in 2002 as compared to 2001, due to our significantly increased performance.

      SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES.   Selling,  general  and
administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 19.2%, or approximately $9.9 million, from approximately $51.3 million during 2001 to approximately $61.2 million during 2002, and decreased as a percentage of revenue from approximately 28.9% to 26.7%, respectively. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand our sales and marketing activities and increased infrastructure expenses to support our growth. The decrease in such expenses as a percentage of revenue was due primarily to the increased revenues that have resulted from our expanded sales and marketing activities in the current and prior years.

      INCOME FROM OPERATIONS. Income from operations increased 26.9%, or approximately $9.6 million, from approximately $35.6 million during 2001 to approximately $45.2 million during 2002, representing approximately 20.0% and 19.7% of revenues, respectively. The decrease in operating margin was due primarily to higher incentive compensation costs in 2002 as compared to 2001.

      OTHER INCOME/EXPENSE. Other income/expense consists primarily of interest income offset, by foreign currency exchange losses and, in 2001, an impairment loss on an investment, and in 2002, split-off costs related to the exchange offer in which IMS Health has offered to its stockholders to exchange its holdings of our Class B common stock for shares of IMS Health. (See Note 1 to the consolidated financial statements.) Interest income decreased by approximately 27.7%, from approximately $2.5 million during 2001 to approximately $1.8 million during 2002. The decrease in such interest income was attributable primarily to lower interest rates, offset, in part, by higher operating cash balances. We recognized a net foreign currency exchange loss of approximately $767,000 during 2001 compared to an exchange loss of approximately $235,000 during 2002, as a result of the effect of changing exchange rates on our transactions. We recognized an impairment loss on our investment in Questra Corporation ("Questra") of approximately $2.0 million during the fourth quarter of 2001 in recognition of an other than temporary decline in value. The impairment loss was based upon an implied valuation of Questra as a result of a recent new round of venture capital funding in which our equity interest in Questra was substantially diluted and investors, other than us, received preferential liquidation rights. The impairment loss, net of tax benefit, was approximately $1.2 million, or $0.02 per diluted share. We recognized split-off costs of approximately $1.7 million in the fourth quarter of 2002 related to the exchange offer.

      PROVISION FOR INCOME TAXES. The provision for income taxes decreased from approximately $13.2 million in 2001 to approximately $10.5 million in 2002, with an effective tax rate of 37.4% in 2001 and 23.4% in 2002. The lower effective tax rate reflects our change in our intention regarding the repatriation of 2002 and future earnings from our subsidiary in India, as well as a change in the manner in which repatriated earnings are taxed in India. (See Note 7 to the consolidated financial statements.)

      NET INCOME. Net income increased from approximately $22.2 million in 2001 to approximately $34.6 million in 2002, representing approximately 12.5% and 15.1% as a percentage of revenues, respectively. The higher percentage in 2002 primarily reflects the decrease in the effective tax rate discussed above.

Results by Business Segment
---------------------------

      We, operating globally, provide IT services for medium and large businesses. North American operations consist primarily of IT services in the United States and Canada. European operations consist of IT services principally in the United Kingdom, The Netherlands and

Ireland. Asian operations consist of IT services principally in India, Singapore, Japan and Australia. We are managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by our chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. In this regard, revenues are allocated to each geographic area based on the location of the customer.

      The following table sets forth, for the periods indicated, operating results by geographic segment:

                                                                                       2002                  2003
(Dollars in thousands)                                                      ---------------------   -------------------
                                                                             Increase               Increase
                                         2001        2002         2003      (Decrease)        %     (Decrease)      %
                                       --------    --------     --------    ----------      -----   ----------    -----
Revenues
  North America ...................    $151,933    $199,605     $325,337    $ 47,672        31.4%   $125,732      63.0%
  Europe ..........................      24,221      27,886       40,160       3,665        15.1      12,274      44.0
  Asia ............................       1,624       1,595        2,734         (29)       (1.8)      1,139      71.4
                                       --------    --------     --------
   Total revenue ..................    $177,778    $229,086     $368,231
                                       ========    ========     ========
Operating Income
  North America ...................    $ 30,435    $ 39,380     $ 63,888    $  8,945        29.4%   $ 24,508      62.2%
  Europe ..........................       4,860       5,503        7,887         643        13.2       2,384      43.3
  Asia ............................         325         315          537         (10)       (3.1)        222      70.5
                                       --------    --------     --------
   Total revenue ..................    $ 35,620    $ 45,198     $ 72,312
                                       ========    ========     ========

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      North American Segment
      ----------------------

      REVENUE. Revenue increased by 63.0%, or approximately $125.7 million, from approximately $199.6 million during 2002 to approximately $325.3 million in 2003. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore IT services delivery model as a means of reducing a customer's internal IT costs, as well as increased sales and marketing activities directed at the U.S. market for our services.

      INCOME FROM OPERATIONS. Income from operations increased 62.2%, or approximately $24.5 million, from approximately $39.4 million during 2002 to approximately $63.9 million during 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

      European Segment
      ----------------

      REVENUE. Revenue increased by 44.0%, or approximately $12.3 million, from approximately $27.9 million during 2002 to approximately $40.2 million in 2003. The increase in revenue was attributable to the increased acceptance of our services, particularly in the United Kingdom.

      INCOME FROM OPERATIONS. Income from operations increased 43.3%, or approximately $2.4 million, from approximately $5.5 million during 2002 to approximately $7.9 million during 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

      Asian Segment
      -------------

      REVENUE. Revenue increased by 71.4%, or approximately $1.1 million, from approximately $1.6 million during 2002 to approximately $2.7 million in 2003. The increase in revenue was primarily attributable to increased acceptance of our on-site/offshore delivery model by clients based in Japan, Singapore and Australia.

      INCOME FROM OPERATIONS. Income from operations increased 70.5%, or approximately $0.2 million, from approximately $0.3 million during 2002 to approximately $0.5 million during 2003. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      North American Segment
      ----------------------

      REVENUE. Revenue increased by 31.4%, or approximately $47.7 million, from approximately $151.9 million during 2001 to approximately $199.6 million in 2002. The increase in revenue was attributable primarily to increased market awareness and acceptance of the on-site/offshore IT services delivery model, as well as sales and marketing activities directed at the U.S. market for our services.

      INCOME FROM OPERATIONS. Income from operations increased 29.4%, or approximately $8.9 million, from approximately $30.4 million during 2001 to approximately $39.4 million during 2002. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

      European Segment
      ----------------

      REVENUE. Revenue increased by 15.1%, or approximately $3.7 million, from approximately $24.2 million during 2001 to approximately $27.9 million in 2002. The increase in revenue was attributable to our sales and marketing activities in the United Kingdom, partially offset by weak demand for our services elsewhere in Europe.

      INCOME FROM OPERATIONS. Income from operations increased 13.2%, or approximately $0.6 million, from approximately $4.9 million during 2001 to approximately $5.5 million during 2002. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

      Asian Segment
      -------------

      REVENUE.   Revenue  was   essentially   constant  from  2001  to  2002  at
approximately $1.6 million in each year.

      INCOME FROM OPERATIONS. Income from operations was essentially constant from 2001 to 2002 at approximately $0.3 million in each year.

Liquidity and Capital Resources
-------------------------------

      At December 31, 2003, we had cash and cash equivalents of approximately $194.2 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of December 31, 2003 and 2002, we had no significant third party debt. We had working capital of approximately $215.9 and $134.3 million at December 31, 2003 and 2002, respectively. Accordingly, we do not anticipate any near-term liquidity issues.

      Net cash provided by operating activities was approximately $79.9 million, $56.7 million and $32.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 as compared to the prior year is primarily attributed to the increase in our net income. Trade accounts receivable increased from approximately $22.5 million at December 31, 2001 to approximately $36.7 million at December 31, 2002 and to approximately $52.3 million at December 31, 2003. Unbilled accounts receivable decreased from approximately $5.4 million at December 31, 2001 to approximately $4.3 million at December 31, 2002 and increased to approximately $9.5 million at December 31, 2003. The increase in trade accounts receivable during 2003 was due primarily to increased revenue. The increase in unbilled accounts receivable in 2003 compared to the prior year was due primarily to revenue growth and increased percentage of revenue coming from fixed-price contracts. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At December 31, 2003, our days' sales outstanding, including unbilled receivables, was approximately 53 days as compared to 56 days and 59 days at December 31, 2002 and 2001, respectively.

      Our investing activities used net cash of approximately $37.8 million, $35.5 million and $15.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 compared to 2002 primarily reflects our increased investment in property and equipment to expand our offshore development infrastructure offset in part by lower spending for acquisitions in 2003. The increase in 2002 compared to 2001 primarily reflects our increased purchases of property and equipment to expand our offshore development infrastructure and the acquisitions of intangible assets related to UnitedHealthcare Ireland Limited and Silverline Technologies, Inc. (See Note 4 to the consolidated financial statements.)

      Our financing activities provided net cash of approximately $21.8 million, $20.0 million, and $6.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in each year was primarily related to a higher level of cash proceeds from the exercise of stock options and employee purchases of stock, partially offset by payment of split-off costs in 2003.

      We believe that our available funds and the cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations and needs for at least the next 12 months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate earnings from India, our ability not to breach the Distribution Agreement between IMS Health and us, especially as it relates to our tax indemnities, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all.

      We do not engage in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Commitments and Contingencies
-----------------------------

      As of December 31, 2003, we have substantially completed the initial phase of our Indian development center expansion program, which was announced in July 2001. The program encompassed the construction of three fully-owned development centers containing approximately 650,000 square feet of space in Chennai, Pune and Calcutta.

      On December 22, 2003, we announced building plans for three additional fully-owned development centers containing over 600,000 square feet of space in Chennai, Pune and Bangalore. As of December 31, 2003, we had entered into fixed capital commitments related to this program of approximately $0.3 million, of which approximately $0.3 million had been spent. Total costs related to this program are expected to be approximately $42.5 million, which we expect to fund internally.

      We lease office space and equipment under operating leases, which expire at various dates through the year 2032. Certain leases contain renewal provisions and generally require that we pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2003 are as follows (in thousands):

          2004...........................      $  5,573
          2005...........................         4,484
          2006...........................         2,229
          2007...........................         1,296
          2008...........................         1,126
          Thereafter.....................           996
                                               --------
          Total minimum lease payments...      $ 15,704
                                               ========

      We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of our engagements involve projects that are critical to the operations of our customers' business and provide benefits that are difficult to quantify. Any failure in a customer's computer system could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our application design, development and maintenance services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations and financial condition.

      The Distribution Agreement with IMS Health provides, among other things, that IMS Health and we will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, we indemnified IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach in the representations we made to and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. If we breach any of our representations in connection with the Distribution Agreement, the related indemnification liability could be material to our quarterly and annual operating results, financial position and cash flows.

Foreign Currency Translation
----------------------------

      A portion of our costs in India are denominated in local currency and subject to exchange fluctuations, which has not had any material effect on our results of operations.

Related Party Transactions
--------------------------

      As described in Note 1 to the consolidated financial statements, on February 13, 2003 (the "Split-Off Date"), IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned in an exchange offer to IMS Health stockholders (the "Split-Off"). As a result of the Split-Off, IMS Health is no longer a related party as of the Split-Off Date. Accordingly, our revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. We recognized related party revenues from IMS Health totaling approximately $2.6 million, $20.4 million and $18.8 million in 2003, 2002 and 2001, respectively. Total revenues from IMS Health during 2003, including related party revenues prior to the Split-Off Date, were approximately $22.7 million. In 2004, we do not expect significant change from prior periods in revenues earned for services provided to IMS Health.

Effects of Inflation
--------------------

      Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere.

Recent Accounting Pronouncements
--------------------------------

      During 2003 and 2002, various accounting pronouncements were issued which may impact our financial statements. (See Note 2 to the consolidated financial statements.)

Forward Looking Statements
--------------------------

      The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled "Additional Factors That May Affect Future Results."



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We believe that we do not have operations subject to material risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. Nonetheless, we periodically evaluate the need for hedging strategies to mitigate the effect of foreign currency fluctuations. We believe that we do not have exposure to material market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. We do not believe that we have any other material exposure to market risks associated with interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K."



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.



ITEM 9A. CONTROLS AND PROCEDURES.

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


ITEM 10.  OUR DIRECTORS AND EXECUTIVE OFFICERS

      The information relating to our directors and nominees for election as directors under the heading "Election of Directors" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption "Our Executive Officers" in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2004 Annual Meeting of Stockholders.

      We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We will make available our code of business conduct and ethics free of charge through our Web site which is located at www.cognizant.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the Nasdaq National Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our Web site.



ITEM 11. EXECUTIVE COMPENSATION

      The  discussion  under  the  heading   "Executive   Compensation"  in  our
definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The discussion under the heading "Independent Auditors Fees and Other Matters" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

(a) (1) Consolidated Financial Statements.

          Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a) (2) Consolidated Financial Statement Schedule.

          Reference is made to the Index to Financial Statement Schedule on Page F-1.

(a) (3) Exhibits.

          Reference is made to the Index to Exhibits on Page 56.

(b) Reports on Form 8-K.

      On October 21, 2003, we furnished a Current Report on Form 8-K under Item 9 (pursuant to Item 12) containing a press release announcing our financial results for the fiscal quarter ended September 30, 2003.

      On December 2, 2003, we filed a Current Report on Form 8-K under Item 5 containing a press release announcing our acquisition of Infopulse.

      On December 22, 2003, we filed a Current Report on Form 8-K under Item 5 containing a press release announcing that, among other things, our founder, Chairman and CEO, Kumar Mahadeva retired.

      Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of March, 2004.

                                       COGNIZANT TECHNOLOGY
                                       SOLUTIONS CORPORATION



                                       By: /s/ Lakshmi Narayanan
                                          -----------------------------------
                                          Lakshmi Narayanan, President, Chief
                                          Executive Officer and Director
                                          (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                     Title                        Date
------------------------    -------------------------    ------------------

/s/ Lakshmi  Narayanan      President, Chief             March 12, 2004
------------------------    Executive Officer and
Lakshmi Narayanan           Director (Principal
                            Executive Officer)

/s/ Gordon Coburn           Executive Vice President,    March 12, 2004
------------------------    Chief Financial Officer,
Gordon Coburn               Treasurer and Secretary
                            (Principal Financial and
                            Accounting Officer)

/s/ John E. Klein           Chairman of the Board and    March 12, 2004
------------------------    Director
John E. Klein

/s/ Thomas M. Wendel        Director                     March 12, 2004
------------------------
Thomas M. Wendel

/s/ Robert W. Howe          Director                     March 12, 2004
------------------------
Robert W. Howe

                            Director
------------------------
Venetia Kontogouris

                            Director
------------------------
Robert W. Weissman

                                  EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-----------    -----------------------------------------------------------------

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

    10.4* Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

Exhibit No.    Description of Exhibit
-----------    -----------------------------------------------------------------

    10.5* 1999 Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

    10.6*      Employee  Stock  Purchase  Plan.  (Incorporated  by  reference to
               Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.)

    10.7 Distribution Agreement between IMS Health Incorporated and the Company dated January 7, 2003. (Incorporated by reference to
               Exhibit 10.13 to the Company's Amendment Number 4 to the Company Form S-4 dated January 30, 2003.)

    10.8*+ Form of Stock Option Agreement between the Company and Wijeyaraj Mahadeva pursuant to which stock options were granted on March 29, 2001.

    10.9*+     Form of Stock Option Agreement  between the Company and Wijeyaraj
               Mahadeva   pursuant  to  which  stock  options  were  granted  on
               February 5, 2003.

    10.10*+ Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on March 29, 2001.

    10.11*+ Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on February 5, 2003.

    10.12*+ Form of Stock Option Agreement between the Company and each of Francisco D'Souza and Gordon Coburn pursuant to which stock options were granted on March 29, 2001.

    10.13*+ Form of Stock Option Agreement between the Company and each of Francisco D'Souza and Gordon Coburn pursuant to which stock options were granted on February 5, 2003.

    10.14*+ Agreement and General Release of All Claims between the Company and Kumar Mahadeva dated December 19, 2003.

    21+        List of subsidiaries of the Company.

    23+        Consent of PricewaterhouseCoopers LLP.

    31.1+      Certification  Pursuant to Rule  13a-14(a)  and  15d-14(a) of the
               Exchange  Act,  as  Adopted   Pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

Exhibit No.    Description of Exhibit
-----------    -----------------------------------------------------------------

    31.2+      Certification  Pursuant to Rule  13a-14(a)  and  15d-14(a) of the
               Exchange  Act,  as  Adopted   Pursuant  to  Section  302  of  the
               Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

    32.1+ Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

    32.2+ Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+  Filed herewith. All other exhibits previously filed.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                         Page
                                                                         ----
Consolidated Financial Statements:

      Report of Independent Auditors.................................    F-2

      Consolidated Statements of Financial Position as of
      December 31, 2003 and 2002.....................................    F-3

      Consolidated Statements of Operations for the
      years ended December 31, 2003, 2002 and 2001...................    F-4

      Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 2003, 2002 and 2001...................    F-5

      Consolidated Statements of Cash Flows for the
      years ended December 31, 2003, 2002 and 2001...................    F-6

      Notes to Consolidated Financial Statements.....................    F-7

Financial Statement Schedule:

      Schedule of Valuation and Qualifying Accounts..................    F-31

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

      In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation and its subsidiaries (the "Company") at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)
(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 6, 2004



                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                        (in thousands, except par values)

                                                                 At December 31,
                                                           ----------------------
                                                              2003        2002
                                                           ---------    ---------
                          Assets
Current assets:
   Cash and cash equivalents ..........................    $ 194,221    $ 126,211
   Trade accounts receivable, net of allowances of
     $989 and $861, respectively ......................       52,253       35,092
   Trade accounts receivable - related party ..........         --          1,605
   Unbilled accounts receivable .......................        9,543        4,159
   Unbilled accounts receivable - related party .......         --            149
   Current tax asset ..................................       14,066        3,711
   Other current assets ...............................        8,414        4,907
                                                           ---------    ---------
      Total current assets ............................      278,497      175,834
Property and equipment, net of accumulated depreciation
  of  $34,168 and $24,559 respectively ................       58,438       39,090
Goodwill ..............................................        4,477          878
Other intangible assets, net ..........................       16,436       12,870
Other assets ..........................................        2,741        2,801
                                                           ---------    ---------
      Total assets ....................................    $ 360,589    $ 231,473
                                                           =========    =========
           Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ...................................    $   9,423    $   6,948
   Accrued expenses and other liabilities .............       53,213       34,539
                                                           ---------    ---------
     Total current liabilities ........................       62,636       41,487
Deferred income taxes .................................       23,883       24,505
                                                           ---------    ---------
     Total liabilities ................................       86,519       65,992
                                                           ---------    ---------

Commitments and contingencies (See Notes 10 and 11)

Stockholders' equity: (See Note 1)
Preferred stock, $.10 par value, 15,000 shares
authorized, none issued ...............................         --           --
Class A common stock, $.01 par value, 100,000 shares
  authorized, 64,337 and 61,260 shares issued and
  outstanding at December 31, 2003 and 2002,
  respectively (1) ....................................          643          612
Class B common stock, $.01 par value, 25,000 shares
  authorized, none outstanding (1) ....................         --           --
Additional paid-in capital (1) ........................      118,454       71,446
Retained earnings .....................................      150,973       93,608
Accumulated other comprehensive income (loss) .........        4,000         (185)
                                                           ---------    ---------
      Total stockholders' equity ......................      274,070      165,481
                                                           ---------    ---------
      Total liabilities and stockholders' equity ......    $ 360,589    $ 231,473
                                                           =========    =========

(1) Restated to reflect the conversion of shares of Class B common stock to shares of Class A common stock on February 21, 2003 and 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003.

The accompanying notes are an integral part of the consolidated financial statements.


                  COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                        Year Ended December 31,
                                                 -------------------------------------
                                                     2003         2002         2001
                                                 ---------     ---------     ---------
Revenues ....................................    $ 365,656     $ 208,657     $ 158,969
Revenues-related party ......................        2,575        20,429        18,809
                                                 ---------     ---------     ---------
      Total revenues ........................      368,231       229,086       177,778
Cost of revenues ............................      199,724       122,701        90,848
                                                 ---------     ---------     ---------
Gross profit ................................      168,507       106,385        86,930
Selling, general and administrative
  expenses ..................................       84,259        53,345        44,942
Depreciation and amortization expense .......       11,936         7,842         6,368
                                                 ---------     ---------     ---------
Income from operations ......................       72,312        45,198        35,620
                                                 ---------     ---------     ---------
Other income  (expense), net:
  Interest income ...........................        2,128         1,808         2,501
  Impairment loss on investment .............         --            --          (1,955)
  Split-off costs (See Note 1) ..............       (2,010)       (1,680)         --
  Other (expense) income, net ...............         (199)         (235)         (767)
                                                 ---------     ---------     ---------
      Total other (expense) income ..........          (81)         (107)         (221)
                                                 ---------     ---------     ---------
Income before provision for income taxes ....       72,231        45,091        35,399
Provision for income taxes ..................      (14,866)      (10,529)      (13,239)
                                                 ---------     ---------     ---------
Net income ..................................    $  57,365     $  34,562     $  22,160
                                                 =========     =========     =========
Basic earnings per share (1) ................    $    0.92     $    0.58     $    0.39
                                                 =========     =========     =========
Diluted earnings per share (1) ..............    $    0.84     $    0.54     $    0.36
                                                 =========     =========     =========

Weighted average number of common shares
  outstanding - Basic (1) ...................       62,505        59,241        57,051
Dilutive effect of shares issuable as of
  period-end under stock option plans (1) ...        5,402         4,452         4,062
                                                 ---------     ---------     ---------
Weighted average number of common shares
  outstanding - Diluted (1) .................       67,907        63,693        61,113
                                                 =========     =========     =========
Comprehensive Income:
Net income ..................................    $  57,365     $  34,562     $  22,160
Foreign currency translation adjustment .....        4,185           (27)         (108)
Total comprehensive income ..................    $  61,550     $  34,535     $  22,052
                                                 =========     =========     =========

(1) Restated to reflect 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003.

The accompanying notes are an integral part of the consolidated financial statements.

                                             COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (in thousands)

                                                                                                        Accumulated
                                     Class A Common         Class B Common                                Other
                                         stock(1)               stock(1)       Additional               Comprehensive
                                  ----------------------    ---------------     Paid-in    Retained       Income
                                    Shares       Amount     Shares    Amount    Capital(1) Earnings       (Loss)        Total
                                  ---------    ---------    ------   -------   ----------  ---------    ------------- ---------
Balance, December 31, 2000 ...       55,959    $     558        --   $  --      $  28,722  $  36,886    $     (50)    $  66,116
Translation Adjustment .......         --           --          --      --           --         --           (108)         (108)
Exercise of Stock Options ....        1,995           21        --      --          5,117       --           --           5,138
Tax Benefit related to
  Stock Plans ................         --           --          --      --          4,633       --           --           4,633
Employee Stock Purchase
  Plan .......................          111         --          --      --            842       --           --             842
Compensatory Grant ...........         --           --          --      --            340       --           --             340
  Less Prior year charges ....         --           --          --      --           (329)      --           --            (329)
Net Income ...................         --           --          --      --           --       22,160         --          22,160
                                  ---------    ---------        --   -------    ---------  ---------    ---------     ---------
Balance, December 31, 2001 ...       58,065          579        --      --         39,325     59,046         (158)       98,792
Translation Adjustment .......         --           --          --      --           --         --            (27)          (27)
Exercise of Stock Options ....        3,111           30        --      --         18,882       --           --          18,912
Tax Benefit related to
  Stock Plans ................         --           --          --      --         12,111       --           --          12,111
Employee Stock Purchase
  Plan .......................           84            3        --      --          1,128       --           --           1,131
Net Income ...................         --           --                  --           --         --         34,562        34,562
                                  ---------    ---------        --   -------    ---------  ---------    ---------     ---------
Balance, December 31, 2002 ...       61,260          612        --      --         71,446     93,608         (185)      165,481
Translation Adjustment .......         --           --          --      --           --         --          4,185         4,185
Exercise of Stock Options ....        2,979           30        --      --         21,858       --           --          21,888
Tax Benefit related to
  Stock Plans ................         --           --          --      --         22,299       --           --          22,299
Employee Stock Purchase
  Plan .......................           98            1        --      --          2,363       --           --           2,364
Compensatory Grants ..........         --           --          --      --            488       --           --             488
Net Income ...................         --           --          --      --           --       57,365         --          57,365
                                  ---------    ---------        --   -------    ---------  ---------    ---------     ---------
Balance, December 31, 2003 ...       64,337    $     643        --   $  --      $ 118,454  $ 150,973    $   4,000     $ 274,070
                                  =========    =========        ==   =======    =========  =========    =========     =========

(1)   Restated to reflect the  conversion  of shares of Class B common  stock to shares of Class A common stock on February 21, 2003 and 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003.

The accompanying notes are an integral part of the consolidated financial statements.


                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Year Ended December 31,
                                               -------------------------------------
                                                   2003         2002          2001
                                               ---------     ---------     ---------
Cash flows from operating activities:
Net income ................................    $  57,365     $  34,562     $  22,160
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization ......       11,936         7,842         6,367
       Provision for doubtful accounts ....          100           510         1,837
       Split-off costs (See Note 1) .......        2,010         1,680          --
       Deferred income taxes ..............         (622)           12         7,791
       Impairment loss on investment ......         --            --           1,955
       Tax benefit related to stock option        22,299        12,111         4,633
        exercises
  Changes in assets and liabilities:
       Trade accounts receivable ..........      (13,442)      (14,663)       (3,833)
       Other current assets ...............      (18,538)       (3,111)       (4,115)
       Other assets .......................        1,334          (370)          300
       Accounts payable ...................        1,785         3,296           803
       Accrued and other liabilities ......       15,635        14,813        (5,819)
                                               ---------     ---------     ---------
       Net cash provided by operating
         activities .......................       79,862        56,682        32,079
                                               ---------     ---------     ---------

Cash flows used in investing activities:
 Purchases of property and equipment ......      (29,991)      (22,268)      (14,953)
 Acquisitions, net of cash acquired .......       (7,823)      (13,196)         --
                                               ---------     ---------     ---------
 Net cash used in investing activities ....      (37,814)      (35,464)      (14,953)
                                               ---------     ---------     ---------

Cash flows from financing activities:
Proceeds from issued shares ...............       24,740        20,043         5,991
Split-off costs (See Note 1) ..............       (2,963)         --            --
Payments to related party .................         --            --              (8)
                                               ---------     ---------     ---------
Net cash provided by financing activities .       21,777        20,043         5,983
                                               ---------     ---------     ---------

Effect of currency translation ............        4,185           (27)         (108)
                                               ---------     ---------     ---------

Increase in cash and cash equivalents .....       68,010        41,234        23,001
Cash and cash equivalents, at beginning of       126,211        84,977        61,976
  year
                                               ---------     ---------     ---------
Cash and cash equivalents, at end of year .    $ 194,221     $ 126,211     $  84,977
                                               =========     =========     =========
Supplemental information:
    Cash paid for income taxes during the .    $   3,331     $   2,896     $   3,797
      year ................................    =========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.


                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

1.  BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS. Cognizant Technology Solutions Corporation ("Cognizant or the "Company") is a leading provider of custom information technology ("IT") services related to IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in the United States and Europe. Cognizant's core competencies include web-centric applications, data warehousing, and component-based development and legacy and client-server systems. Cognizant provides the IT services it offers using an integrated on-site/offshore business model. This seamless onsite/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located in India and Ireland.

ORGANIZATION. Cognizant began its IT development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, Cognizant, along with certain other entities, was spun-off from the Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. On June 24, 1998, Cognizant completed its initial public offering of its Class A common stock. On June 30, 1998, a majority interest in Cognizant, and certain other entities were spun-off from Cognizant Corporation to form IMS Health Incorporated ("IMS Health").
Subsequently, Cognizant Corporation was renamed Nielsen Media Research, Incorporated. At December 31, 2002, IMS Health owned 55.3% of the outstanding stock of Cognizant (representing all of Cognizant's Class B common stock) and held 92.5% of the combined voting power of Cognizant's common stock.

SPLIT-OFF FROM IMS HEALTH. On February 13, 2003 (the "Split-Off Date"), IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 33,872,700 shares, on a post-split basis) in an exchange offer to IMS stockholders (the "Split-Off"). IMS Health distributed 0.927 shares of Cognizant Class B common stock to its stockholders for every one share of IMS Health's common stock tendered. There was no impact on the number of Cognizant's total shares outstanding upon the completion of the exchange offer. As a result of the Split-Off, IMS Health and its affiliates are no longer related parties of Cognizant as of the Split-Off Date. Accordingly, only services rendered to or received from IMS Health and its affiliates during the period January 1, 2003 to the Split-Off Date are classified as related party transactions. Services rendered to or received from IMS Health subsequent to the Split-Off Date are classified as third party transactions. (See Note 9).

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

      In 2003, Cognizant incurred direct and incremental costs of approximately $2,000 resulting from external costs contractually incurred related to the Split-Off. Such costs included direct legal, accounting, printing and other costs, including a non-cash charge calculated in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees and Related Interpretations" ("APB No. 25") of approximately $488 related to the retention, acceleration and extended life of Cognizant common stock options held by two former Directors of Cognizant who resigned on the Split-Off Date as a condition of the Split-Off. Such former Directors were, and are, officers of IMS Health.

      Of the total of approximately $3,700 of Split-Off Costs incurred and recorded, including approximately $1,700 recorded in 2002, all costs have been paid as of December 31, 2003. Cognizant did not receive any proceeds from the IMS Health exchange offer.

CAPITAL STOCK. As of February 21, 2003, pursuant to Cognizant's Restated Certificate of Incorporation, all of the shares of Class B common stock automatically converted into shares of Class A common stock. Accordingly, as of February 21, 2003, there are no shares of Class B common stock outstanding. All applicable references as to the number of issued and outstanding shares of Class A and Class B common stock in the accompanying consolidated financial statements have been restated to reflect the conversion. Stockholders' equity accounts have been restated to reflect a $339 reclassification of an amount equal to the par value of the shares of Class B common stock to the Class A common stock account.

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

      On March 5, 2003, the Board of Directors declared a 3-for-1 stock split effected by a 200% stock dividend paid on April 1, 2003 to stockholders of record on March 19, 2003. The stock split has been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of outstanding shares of common stock and per share

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

information have been restated. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital to Class A common stock.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for all periods presented. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents primarily include time and demand deposits in the Company's operating bank accounts. The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

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

GOODWILL AND OTHER INTANGIBLES. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill no longer be amortized, but instead tested for impairment at least annually or as circumstances warrant. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. During the year ended December 31, 2001, amortization expense of $317 had been recorded

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

using the straight-line method over a period of seven years. Adjusted net income and adjusted diluted EPS for the year ended December 31, 2001, would have been $22,477 and $0.37, respectively, had the Company applied the non-amortization methodology of SFAS No. 142. Other intangibles represent primarily customer relationships and assembled workforce, which are being amortized on a straight-line basis over their estimated useful lives.

LONG-LIVED ASSETS. In accordance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted in 2002, the Company reviews for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset.

REVENUE RECOGNITION. The Company's services are entered into on either a time-and-materials or fixed-price basis. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the service is performed using the percentage-of-completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. Revenues related to fixed-priced contracts that provide solely for application maintenance services are recognized on a straight-line basis or as services are rendered or transactions processed in accordance with contractual terms. Expenses are recorded as incurred over the contract period.

      Effective July 1, 2003, the Company adopted Emerging Issues Task Force ("EITF") Consensus 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). For contracts with multiple deliverables, the Company evaluates at the inception of each new contract all deliverables in an arrangement to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, primarily fixed-price contracts that provide both application maintenance and application development service and certain application maintenance contracts, arrangement consideration is allocated among the units of accounting, where separable, based on their relative fair values and revenue is recognized for each unit of accounting based on the Company's revenue recognition policy described above. The adoption of EITF 00-21 did not have a material impact on the Company's financial position, results of operations or cash flows.

      Fixed-price contracts are cancelable subject to a specified notice period. All services provided by the Company through the date of cancellation are due and payable under the contract terms. The Company issues invoices related to fixed-price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billings, based upon contract milestones or other contractual terms, and the recognition of revenue, based upon the percentage-of-completion method of accounting, are recognized as either unbilled or deferred revenue. Estimates of certain fixed-price contracts are subject to adjustment as a project progresses to reflect changes in expected completion costs. The

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. A reserve for warranty provisions under such contracts, which generally exist for ninety days past contract completion, is estimated and accrued during the contract period.

      Revenues related to services performed without a signed agreement or work order are not recognized until there is evidence of an arrangement, such as when agreements or work orders are signed or payment is received; however the cost related to the performance of such work is recognized in the period the services are rendered.

      For all services, revenue is recognized when, and if, evidence of an arrangement is obtained and the other criteria to support revenue recognition are met, including the price is fixed and determinable, services have been rendered and collectibility is assured.

ACCOUNTING FOR STOCK-BASED EMPLOYEE COMPENSATION PLANS. In the first quarter of 2003, the Company adopted the interim disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation" (SFAS No. 148) which amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 148 provides alternative methods to transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation as reflected below. The Company continues to account for its stock-based employee compensation plans (as more fully described in Note
8) under the recognition and measurement principles APB No. 25. Except for approximately $488 calculated in accordance with APB No. 25 related to the retention, acceleration and extended life of Cognizant common stock options by two former Directors of Cognizant included in Split-Off Costs and one grant in 1998 (See Note 8), no employee stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and for the stock purchase plan the discount does not exceed 15%.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

      Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                   December 31,
                                           ---------------------------
                                            2003       2002      2001
                                           -------   -------   -------
Net income, as reported...............     $57,365   $34,562   $22,160
  Add: Stock-based compensation,
    expense, net of related tax
    benefit, included in net
    income............................         488        --        --
  Deduct: Total stock-based
    compensation expense determined
    under the fair value method for
    all awards, net of related tax
    benefits..........................      15,495    11,562     7,127
                                           -------   -------   -------
Pro forma net income..................     $42,358   $23,000   $15,033
                                           =======   =======   =======
Earnings per share:
  Basic earnings per share, as
   reported............................    $  0.92   $  0.58   $  0.39
  Pro forma- basic earnings per share.. $ 0.68 $ 0.39 $ 0.26 Diluted earnings per share, as
   reported............................    $  0.84   $  0.54   $  0.36
  Pro forma- diluted earnings per
   share...............................    $  0.62   $  0.36   $  0.25

      The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)


      For purposes of pro forma disclosures only, the fair value for all Company options was estimated at the date of grant using the Black-Scholes option model with the following weighted average assumptions:

Years ended December 31,                  2003        2002      2001
                                      -----------    -----     -----
Dividend yield......................           0%       0%        0%
Volatility factor...................          45%      65%       78%
Expected life (in years):
  Options...........................          4.0      2.9       3.0
  Stock purchase plans..............           .25      .25       .25
Weighted average risk-free interest rate:
   Options..........................          2.70%     2.71%     4.3%
   Employee stock purchase plans....          0.96%    1.60%     3.6%
Weighted average fair value:
  Options...........................         $8.79    $6.68     $5.56
  Employee stock purchase plans.....         $5.17    $3.23     $2.23

      See Note 8 for additional information relating to the Company's stock plans.


UNBILLED  ACCOUNTS   RECEIVABLE.   Unbilled  accounts   receivable   represent
revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

FOREIGN CURRENCY TRANSLATION. The assets and liabilities of the Company's subsidiaries other than the Company's Indian subsidiary ("Cognizant India"), are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For Cognizant India, the functional currency is the U.S. dollar, since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between Cognizant India and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. The resulting gain (loss) is included in other income (expense). Currency transaction gains and losses, which are included in the results of operations, are immaterial for all periods presented. Gains and losses from balance sheet translation are included in accumulated other comprehensive income (loss) on the statement of financial position.

USE OF ESTIMATES. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The most significant estimates relate to the allowance for doubtful accounts,

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)


depreciation of fixed assets and long-lived assets, contingencies and litigation and the recognition of revenue and profits based on the percentage of completion method of accounting for applicable fixed-bid contracts, income tax expense and related deferred assets and liabilities, and purchase price allocation related to intangible and tangible assets acquired. Results could vary from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements.

RISKS AND UNCERTAINTIES. Principally, all of the Company's IT development centers, including a substantial majority of its employees are located in India. As a result, the Company may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. To date, the Company has not engaged in any significant hedging transactions to mitigate its risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local or cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers.

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

      Cognizant India is an export-oriented company, which under the Indian Income Tax Act of 1961, is entitled to claim a tax holiday for a period of ten years with respect to its export profits. Substantially all of the earnings of the Company's Indian subsidiary are attributable to export profits and are therefore currently entitled to a 100% exemption from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out in 2009. Prior to 2002, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, the Company has provided deferred income taxes in the amount of approximately $28,594 on all such undistributed earnings through December 31, 2001.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

      During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, the Company intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to APB No. 23, "Accounting for Income Taxes-Special Areas", the Company has not accrued incremental U.S. taxes on all foreign earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2003, the amount of unrepatriated Indian earnings upon which no incremental U.S. taxes has been recorded is approximately $79,525. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, the Company would accrue the applicable amount of taxes associated with such earnings. The estimated effective income tax rate for the year ended December 31, 2003 was 20.6%. This rate compares to an effective tax rate for the years ended December 31, 2002 and 2001 of 23.4% and 37.4%, respectively.

      Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided for as it is the Company's intent to reinvest such earnings. Such income taxes are immaterial.

EARNINGS PER SHARE ("EPS"). Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding.

RECLASSIFICATIONS. Certain prior-year amounts have been reclassified to conform to the 2003 presentation.

Other Recently Adopted Accounting Standards.
--------------------------------------------

               In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 effective January 1, 2003 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

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

3.  SUPPLEMENTAL FINANCIAL DATA

Property and Equipment
----------------------

      Property and equipment consist of the following:


                                                                    December 31
                                                               --------------------
                              Estimated Useful Life (Years)       2003       2002
                              -----------------------------    ---------   --------
Buildings..................                30                  $ 18,475    $ 17,574
Computer equipment and
  purchased software.......                 3                    49,992      33,829
Furniture and equipment....               5 - 9                   3,208       1,999
Land.......................                                       1,743       1,705
Leasehold improvements.....    Over shorter of lease term or     19,188       8,542
                               life of asset
   Sub-total...............                                      92,606      63,649
Accumulated depreciation
  and amortization.........                                     (34,168)    (24,559)
                                                               ---------   --------
Property and Equipment -
  Net......................                                    $  58,438   $ 39,090

      Depreciation and amortization expense related to property and equipment was $10,451, $7,516 and $6,368 for the years ended December 31, 2003, 2002 and 2001, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

Accrued Expenses and Other Liabilities
--------------------------------------

      Accrued expenses and other current liabilities consist of the following:

                                                  December 31
                                              --------------------
                                                2003        2002
                                              --------    --------
     Accrued compensation and benefits...     $ 30,092    $ 17,907
     Accrued taxes.......................        1,497          --
     Deferred revenue....................        4,821       5,075
     Accrued professional fees...........        3,623       3,757
     Accrued vacation ...................        5,015       3,274
     Accrued travel and entertainment....        3,674       2,131
     Other...............................        4,491       2,395
                                              --------    --------
     Total...............................     $ 53,213    $ 34,539
                                              ========    ========

4.  INVESTMENTS

      On November 24, 2003, the Company acquired the stock of Infopulse Nederland B.V. ("Infopulse"), a Netherlands-based information technology services company specializing in the banking and financial services industry for approximately $6,400 (including approximately $400 of estimated direct deal costs) of which approximately $5,400 has been paid to date. Additional purchase price, not to exceed 3.5 million Euros (approximately $4,200), payable in 2006 is contingent on Infopulse achieving certain revenue and operating income targets for the 24-month period ending December 31, 2005. This acquisition will allow the Company to improve its service capabilities in the Benelux region by adding local client partners, industry expertise and local language capability.

      On April 1, 2003, the Company acquired the U.S-based company of Aces International, Inc. ("Aces"), that specializes in Customer Relationship Management solutions, serving clients in healthcare, financial services and telecommunications verticals, for approximately $4,700 (including approximately $500 of estimated direct deal costs).

      The Company has accounted for the acquisitions of Infopulse and Aces as business combinations under the provisions of SFAS No. 141, "Business Combinations." In accordance with the provisions of SFAS No. 142, the Company has made preliminary allocations of the respective purchase prices to the tangible and intangible assets and liabilities acquired, pending the completion of independent appraisals when additional information concerning asset and liability valuations is finalized. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analysis. Revisions to the fair values, will be recorded by the Company as further adjustments to the purchase price allocations. The Infopulse and Aces assets acquired and liabilities assumed have been included in the European segment and North American segment, respectively (see Note 12). The

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

operating results of Aces and Infopulse have been included in the consolidated financial statements of the Company, effective April 1, 2003 and November 24, 2003, respectively.

      The Company recorded approximately $3,600 of goodwill and $5,100 of intangible assets, principally customer relationships, in connection with the 2003 acquisitions. (See Note 5.) Amortization of $98 related to the acquisition of amortizable intangible assets of Infopulse and Aces has been included in the accompanying consolidated statements of operations for year ended December 31, 2003.

      On June 30, 2002, Cognizant Technology Solutions Ireland Limited ("Cognizant Ireland"), a newly formed wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities from UnitedHealthcare Ireland Limited ("UHCI"), a subsidiary of UnitedHealth Group, for $3,043 (including approximately $143 of direct deal costs). In accordance with SFAS No. 142, this transaction was determined to be an acquisition of assets, not a business combination. UHCI previously provided, and will continue to provide through Cognizant Ireland, application development and maintenance services, using the existing staff of approximately 70 software professionals.

      On October 29, 2002, the Company completed the transfer of Silverline Technologies, Inc.'s ("Silverline") practice, which serviced a major financial services company to the Company for $10,424 (including approximately $620 of direct deal costs). In accordance with SFAS No. 142, this transaction was determined to be an acquisition of assets, not a business combination.

      Under the terms of the transfer, the Company provides application design, development and maintenance services to such major financial services company through an acquired workforce of approximately 300 IT and support professionals located primarily in the United States and India.

      In accordance with SFAS No. 142, the Company has allocated, based upon independent appraisals, the respective purchase prices to the UHCI and Silverline tangible and intangible assets and liabilities acquired. The UHCI and Silverline assets acquired have been included in the European and North American segments, respectively, (See Note 12). The operating results of Cognizant
Ireland and Silverline have been included in the consolidated financial statements of the Company effective July 1 and October 29, 2002, respectively.

      The Company recorded intangible assets of approximately $13,200 in connection with the 2002 acquisitions. (See Note 5.)

      The operating results of Infopulse, Aces, UHCI and Silverline, for the periods included indicated above, were not material to the consolidated operating results of the Company for the years ended December 31, 2003 and 2002.

      In June 2000, the Company announced a strategic relationship with Trident Capital, a leading venture capital firm, to jointly invest in emerging e-business service and technology companies. In accordance with this strategy, the Company invested $1,955 in Questra

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

Corporation ("Questra"), an e-business software and consulting firm headquartered in Rochester, New York, in return for a 5.8% equity interest. Trident Capital also independently made a direct investment in Questra. This investment was being accounted for under the cost basis of accounting.

      In the fourth quarter of 2001, Questra issued Preferred B shares in exchange for $19 million of venture capital financing. Since the Company did not participate, its ownership interest in Preferred A shares was reduced from 5.8% to 2.1%. Based on the implied fair value of Questra, as measured by the latest round of financing, and considering the preferential liquidation rights that the Preferred B shareholders received, the Company concluded that it will not recover its investment in Questra and recorded an impairment loss of $1,955, in the fourth quarter of 2001, to recognize the other than temporary decline in value of its investment.

5.  GOODWILL AND INTANGIBLE ASSETS, NET

      Changes in goodwill for the year ended December 31, 2003 are as follows:

          Balance as of January 1, 2003:....      $     878
          Aces acquisition..................          3,599
                                                  ---------
          Balance as of December 31, 2003...      $   4,477
                                                  =========

      No impairment losses were recognized during 2003. There were no changes to goodwill during the year ended December 31, 2002. Goodwill primarily relates to the Company's North American business segment.

      Components of intangibles assets are as follows:

                                                         Weighted
                                  2003       2002      Average Life
                                 -------    -------    ------------
Intangibles:
Customer Relationships......     $17,061    $12,092      10 years
Backlog.....................         120         --     1.8 years
Assembled Workforce.........       1,106      1,104     5-8 years
                                 -------    -------
                                  18,287     13,196
Less: accumulated amortization    (1,851)      (326)
                                 -------    -------
Intangible assets, net......     $16,436    $12,870
                                 =======    =======

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

      All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangibles totaled $1,485 for 2003, $326 for 2002, and $0 for 2001. Estimated amortization expenses of the Company's existing intangible assets for the next five years are as follows:

                             Year          Amount
                        -------------     -------
                        2004.........      $1,899
                        2005.........       1,838
                        2006.........       1,833
                        2007.........       1,813
                        2008.........       1,794

6.  EMPLOYEE BENEFITS

      The Company has a 401(k) savings plan which allows eligible U.S. employees of the Company to contribute a percentage of their compensation into the plan and the Company matches up to 50.0% of the eligible employee's contribution. The amount charged to expense for the matching contribution was $642, $479 and $351 for the years ended December 31, 2003 and 2002 and 2001, respectively.

      Certain of the Company's employees participate in IMS Health's defined benefit pension plan and a defined contribution plan in the United Kingdom and Ireland sponsored by the Company. The costs to the Company recognized as postretirement benefit costs and related liabilities were not material to the Company's results of operations or financial position for the years presented.

      Cognizant India maintains an employee benefit plans that covers substantially all India-based employees. The employees' provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by Cognizant India. Contribution expense recognized was $1,310, $928 and $790 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Cognizant India also maintains a statutory gratuity plan that is a statutory post-employment benefit plan providing defined lump sum benefits. Cognizant India makes annual contributions to an employees' gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. The Company estimates its obligation based upon employees' salary and years of service. Contribution expense recognized by the Company was $1,112, $752 and $902 for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company does not offer any defined benefit plans to its employees.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

7.  INCOME TAXES

      Income before provision for income taxes consisted of the following for years ended December 31:

                                                  2003      2002       2001
                                                -------    -------   -------
      U.S....................................   $17,516    $11,892   $ 7,236
      Non-U.S................................    54,715     33,199    28,163
                                                -------    -------   -------
      Total..................................   $72,231    $45,091   $35,399
                                                =======    =======   =======
      The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                  2003       2002      2001
                                                -------    -------   -------
      U.S. Federal and state:
        Current..............................   $ 8,690    $ 6,292    $2,986
        Deferred.............................     4,355      1,565     8,620
                                                -------    -------   -------
        Total U.S. Federal and state.........    13,045      7,857    11,606
                                                -------    -------   -------
      Non-U.S.:
        Current..............................     1,942      2,432     1,466
        Deferred.............................      (121)       240       167
        Total non-U.S........................     1,821      2,672     1,633
                                                -------    -------   -------
          Total..............................   $14,866    $10,529   $13,239
                                                =======    =======   =======

      The following table sets forth the significant differences between the U.S. federal statutory taxes and the Company's provision for income taxes for consolidated financial statement purposes:

                                                  2003        2002       2001
                                                --------    -------    -------
  Tax expense at U.S. Federal statutory rate.. $25,281 $15,782 $12,390 State and local income taxes, net of
    Federal benefit...........................     1,354        867        361
  Non-deductible goodwill amortization........      --          --         111
  Rate differential on foreign earnings.......   (16,124)    (7,544)        --
  Other.......................................     4,355      1,424        377
                                                --------    -------    -------
  Total income taxes..........................   $14,866    $10,529    $13,239
                                                ========    =======    =======

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

      The Company's deferred tax assets (liabilities) are comprised of the following at December 31:

                                                  2003       2002
                                                --------    --------
      Deferred tax assets:
        Timing differences................      $  4,711    $    430
                                                --------    --------
      Net deferred tax assets.............         4,711         430
                                                --------    --------
      Deferred tax liabilities:
        Undistributed Indian income.......       (28,594)    (24,935)
                                                --------    --------
      Total deferred tax liabilities......       (28,594)    (24,935)
                                                --------    --------
      Net deferred tax liability..........      $(23,883)   $(24,505)
                                                ========    ========

      Cognizant has generated net operating losses for U.S. tax purposes of approximately $26.4 million. These losses have an expiration date for Federal purposes through December 31, 2023. For state purposes, the date of expiration varies but will generally be less than or equal to the Federal expiration period.

      Cognizant's Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961 is entitled to claim tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of Cognizant India are attributable to export profits and are therefore currently entitled to a 100% exemption from Indian income tax. These tax holidays will begin to expire in 2004 and under current law will be completely phased out by March of 2009. In 2003 and 2002, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $12,423 and $7,683, respectively, and increase diluted EPS by $0.18 and $0.12, respectively. In 2001, there was no impact on the Company's overall income tax provision, net income or diluted EPS because, prior to 2002, the Company was providing deferred income taxes on such untaxed Indian earnings due to its intent to repatriate all accumulated earnings from India to the United States. Cognizant has provided deferred income taxes in the amount of approximately $28,594 on all such undistributed earnings. During the first quarter of 2002, Cognizant made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, Cognizant intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to APB No. 23, Cognizant no longer accrues incremental U.S. taxes on all foreign earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2003, the amount of unrepatriated Indian earnings upon which no incremental U.S. taxes has been recorded is approximately $79,525. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, Cognizant will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

      Effective April 1, 2003, the government of India passed various tax law changes which affected the way in which our earnings are taxed in India. The tax exemption for export earnings was restored to 100% from 90%. The surtax was reduced, decreasing the effective rate from 36.75% to 35.875% for income that is subject to tax, the corporate level tax on the payment of dividends was restored and the withholding tax on dividends was repealed.

      The lower effective income tax rate of 20.6% for the year ended December 31, 2003 as compared to 23.4% for the year ended December 31, 2002, is principally attributed to the reduction in the surtax and the restoration of the 100% exemption on export earnings in India, both effective April 1, 2003.

      Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided for as it is the Company's intent to reinvest such earnings. Such income taxes are immaterial.

8.  EMPLOYEE STOCK-BASED COMPENSATION PLANS

      The Key Employees Stock Option Plan provides for the grant of up to 4,192,500 stock options (each option exercisable into one (1) share of the Company's Class A common stock) to eligible employees. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. These options have a life of ten years, vest proportionally over four years and have an exercise price equal to the fair market value of the common stock on the grant date.

      The Non-Employee Directors' Stock Option Plan provides for the grant of up to 429,000 stock options (each option exercisable into one (1) share of the Company's Class A common stock) to eligible directors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. These options have a life of ten years, vest proportionally over two years and have an exercise price equal to the fair market value of the common stock on the grant date.

      In March 1998, the Company granted non-qualified stock options to purchase an aggregate of 292,500 shares of Class A common stock to Cognizant's Chairman and Chief Executive Officer at an exercise price of $4.61 per share, an amount less than the then fair market value of the underlying shares on the date of the grant. The Company has recorded the related compensation expense over the vesting period of these options.

      The 1999 Incentive Compensation Plan provides for the grant of up to 18,000,000 stock options (each option exercisable into one (1) share of the Company's Class A common stock) to eligible employees, nonemployee Directors and independent contractors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. All options have a life of ten years, vest proportionally over four

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the date of grant.

      The Employee Stock Purchase Plan (the "Purchase Plan") provides for the issuance of up to 2,400,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to designate in advance of specified purchase periods a percentage of compensation to be withheld from their pay and applied toward the purchase of such number of whole shares of Class A common stock as can be purchased at a price of 90% of the lesser of (a) the fair market value of a share of Class A common stock on the first date of the purchase period; or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. No employee can purchase more than $25 worth of stock annually, and no stock can be purchased by any person which would result in the purchaser owning more than five percent or more of the total combined voting power or value of all classes of stock of the Company. In accordance with APB No. 25, no compensation expense was recorded in connection with the purchase of shares by employees.

      During the year ended December 31, 2003, approximately 98,000 shares of Class A common stock were purchased by employees under the Purchase Plan. At December 31, 2003, there were approximately 2,028,000 shares available for future issuance under the Purchase Plan.

      A summary of the Company's stock option activity, and related information is as follows as of December 31, 2003, 2002 and 2001:


                                2003         2003      2002       2002       2001         2001
                             ----------    -------  ----------   -------   ----------   -------
                                           Weighted              Weighted               Weighted
                                            Average               Average                Average
                                           Exercise               Exercise              Exercise
                               Shares       Price     Shares       Price     Shares      Price
                             ----------    -------  ----------   -------   ----------   -------
Outstanding at beginning of
  year.....................  11,428,653    $  9.67  12,916,623   $  8.03   11,043,936   $  6.30
Granted, 1999 Incentive
  Comp. Plan...............   4,470,300    $ 22.98   2,077,500   $ 15.07    4,624,800   $ 10.57
Exercised..................  (2,978,988)   $  7.35  (3,112,770)  $  6.08   (1,998,057)  $  2.57
Cancelled..................    (447,550)   $ 15.40    (444,000)  $ 12.14     (715,056)  $ 12.52
Expired....................        (750)   $ 13.56      (8,700)  $ 14.44      (39,000)  $ 17.90
Outstanding - end of year..  12,471,665    $ 14.79  11,428,653   $  9.67   12,916,623   $  8.03
Exercisable - end of year..   4,001,790    $  8.74   3,643,734   $  6.84    3,577,530   $  4.66

      At December 31, 2003,  1,165,768 options (each option exercisable into one
(1) share of the Company's Class A common stock) were available for future issuance under the Company's option plans.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

      The following summarizes information about the Company's stock options outstanding and exercisable by price range at December 31, 2003:


              Options Outstanding                     Options Exercisable
     -----------------------------------------   -----------------------------------
                                    Weighted
                                    Average       Weighted                  Weighted
     Range of                      Remaining      Average                   Average
     Exercise        Number       Contractual     Exercise                  Exercise
      Prices       Outstanding   Life in Years     Price       Options        Price
     --------      -----------   -------------   --------     ---------     --------
  $0.64 -  $0.64      290,050      3.6 Years      $  0.64       290,050      $  0.64
  $1.51 -  $1.67       74,340      4.2 Years      $  1.59        74,340      $  1.59
  $2.69 -  $3.92       86,450      5.4 Years      $  3.81        86,450      $  3.81
  $4.07 -  $5.10    1,074,640      5.4 Years      $  4.15     1,074,640      $  4.15
  $6.93 - $10.31    2,457,246      7.3 Years      $  9.38       807,096      $  9.40
  $10.50 - $15.17   2,821,637      7.2 Years      $ 11.91     1,238,387      $ 11.76
  $15.97 - $23.26   4,906,402      8.9 Years      $ 19.40       430,827      $ 17.95
  $25.07 - $36.50     512,100      9.7 Years      $ 32.82             0      $  --
  $40.00 - $43.16     248,800      9.9 Years      $ 42.84             0      $  --
                   ----------                                 ---------
    Total          12,471,665      7.8 Years      $ 14.79     4,001,790      $  8.74


      Compensation cost recognized by the Company under APB No. 25 was $488, $0 and $11 for 2003, 2002 and 2001, respectively.


9.  RELATED PARTY TRANSACTIONS AND TRANSACTIONS WITH AFFILIATES

      REVENUES. The Company and IMS Health have entered into Master Services Agreements pursuant to which the Company provides certain IT services to IMS Health. As a result of the Split-Off, IMS Health is no longer a related party to the Company as of the Split-Off Date. Accordingly, revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. The Company recognized related party revenues from IMS Health totaling $2,575, $20,429, and $18,809 in 2003, 2002 and 2001, respectively. Total revenues from IMS Health during 2003, including related party revenues prior to the Split-Off Date, were approximately $22,675.

      SERVICES. IMS Health provides the Company with certain administrative services, including payroll and payables processing, under the provisions of an amended and restated Intercompany Services Agreement entered into in connection with the Split-Off. In prior periods, IMS Health permitted the Company to participate in certain of IMS Health's business insurance plans and provided certain other services such as tax planning and compliance, which have since been transitioned to the Company. Total costs charged in connection with these services during the period January 1 through the Split-Off Date, in 2002 and 2001 were $28, $656 and $440, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

      In December 2001, the Company paid IMS Health a one-time fee of approximately $825 under an alliance agreement in which the Company was named "vendor of choice" for IT services to the pharmaceutical industry.

      The Company has a strategic relationship with The Trizetto Group Inc. ("Trizetto") that includes helping its healthcare customers integrate Trizetto's products with their existing information systems and, within Trizetto, supporting further development of these software applications. As of the Split-Off Date, IMS Health owned approximately 26.4% of the outstanding common stock of Trizetto. The Company recorded revenues from Trizetto of approximately $831 from January 1, 2003 through the Split-Off Date, $2,577 in 2002 and $401 in 2001. The Company recorded expenses related to Trizetto commissions of approximately $9 from January 1, 2003 through the Split-Off Date, $697 in 2002 and $1,012 in 2001.

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

10. COMMITMENTS

      The Company leases office space and equipment under operating leases, which expire at various dates through the year 2032. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2003 are as follows:

     2004...........................        $  5,573
     2005...........................           4,484
     2006...........................           2,229
     2007...........................           1,296
     2008...........................           1,126
     Thereafter.....................             996
                                            --------
     Total minimum lease payments...        $ 15,704
                                            ========


      Rental expense totaled $7,782, $5,201 and $3,175 for years ended December 31, 2003, 2002 and 2001, respectively.

      On December 22, 2003, the Company announced building plans for three additional fully-owned development centers containing over 600,000 square feet of space in Chennai,

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

Bangalore and Pune. Total costs related to this program are estimated to be approximately $42.5 million. As of December 31, 2003, the Company has not entered into any significant fixed commitments related to this capital expansion program.

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

      The Company entered into a Distribution Agreement, dated January 7, 2003, with IMS Health (the "Distribution Agreement"), that provides, among other things, that IMS Health and the Company will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, the Company indemnified IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach in the representations of the Company made to and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. If the Company breaches any of its representations in connection with the Distribution Agreement, the related indemnification liability could be material to the Company's results of operations, financial position and cash flows.

12.  SEGMENT INFORMATION

      The Company, operating globally, provides IT services for medium and large businesses. North American operations consist primarily of IT services in the United States and Canada.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

European operations consist of IT services principally in the United Kingdom, The Netherlands and Ireland. Asian operations consist of IT services principally in India, Singapore, Japan and Australia. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation.

      In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Information about the Company's operations and total assets in North America, Europe and Asia for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                   2003         2002         2001
                                 --------     --------     --------
     REVENUES(1)(1a)
     North America(2)........    $325,337     $199,605     $151,933
     Europe(3)...............      40,160       27,886       24,221
     Asia....................       2,734        1,595        1,624
                                 --------     --------     --------
     Consolidated............    $368,231     $229,086     $177,778
                                 ========     ========     ========
     OPERATING INCOME(1)
     North America(2)........    $ 63,888      $39,380     $ 30,435
     Europe(3)...............       7,887        5,503        4,860
     Asia....................         537          315          325
                                 --------     --------     --------
     Consolidated............    $ 72,312     $ 45,198     $ 35,620
                                 ========     ========     ========
     IDENTIFIABLE ASSETS
     North America(2)........    $203,168     $133,418     $ 88,328
     Europe(4)...............      26,045       12,972        5,322
     Asia....................     131,376       85,083       51,333
                                 --------     --------     --------
     Consolidated............    $360,589     $231,473     $144,983
                                 ========     ========     ========

(1) Revenues and resulting operating income are attributed to regions based upon customer location.

(1a) Application development and integration services represented approximately 41.2%, 42.7% and 48.2% of revenues in 2003, 2002 and 2001, respectively.
      Application maintenance services accounted for 58.8%, 57.3% and 51.8% of revenues in 2003, 2002, and 2001, respectively.

(2)   Substantially all relates to operations in the United States.

(3) Includes revenue from operations in the United Kingdom of $37,323, $25,785 and $19,895 in 2003, 2002 and 2001, respectively.

(4) Includes identifiable assets in the United Kingdom of $12,972, $9,610 and $5,269 in 2003, 2002 and 2001, respectively.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share date)

      One customer, JP Morgan Chase, accounted for 10.1% of revenues in 2003. No third party customer accounted for revenues in excess of 10% of revenues in 2002 and 2001.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly results for the two years ended December 31, 2003 are as follows:


                                                   Three Months Ended
                                                   ------------------
            2003               March 31     June 30   September 30  December 31  Full Year
            ----               --------     -------   ------------  -----------  ---------

Operating Revenue..........     $74,516      $87,446    $98,111     $108,158    $368,231
Gross Profit...............     $33,557      $40,247    $45,143     $49,560     $168,507
Income from Operations.....     $14,524      $17,128    $19,274     $21,386     $ 72,312
Net Income.................     $10,178(1)   $13,502    $15,960     $17,725     $ 57,365(1)

Basic EPS..................     $  0.17      $  0.22    $  0.25     $  0.28     $  0.92
Diluted EPS................     $  0.15      $  0.20    $  0.23     $  0.25     $  0.84(2)
-------------------------------------------------------------------------------------------

                                                   Three Months Ended
                                                   ------------------
            2002               March 31     June 30   September 30  December 31  Full Year
            ----               --------     -------   ------------  -----------  ---------
Operating Revenue..........     $46,484      $54,358    $61,233     $67,011     $229,086
Gross Profit...............     $22,295      $25,010    $28,263     $30,817     $106,385
Income from Operations.....     $9,146       $10,702    $12,108     $13,242     $ 45,198
Net Income.................     $7,109       $8,647     $9,667      $9,139 (1)  $ 34,562 (1)

Basic EPS..................     $  0.12      $  0.15    $  0.16     $  0.15     $  0.58
Diluted EPS................     $  0.12      $  0.14    $  0.15     $  0.14     $  0.54(2)
--------------------------------------------------------------------------------------------



(1) Includes split-off costs of approximately $2,000 and $1,700, net of tax, in the first quarter of 2003 and the fourth quarter of 2002, respectively.

(2) The sum of the quarterly diluted EPS does not equal full year EPS due to rounding.

                  Cognizant Technology Solutions Corporation
                        Valuation and Qualifying Accounts
                      For the Year Ended December 31, 2003
                             (Dollars in Thousands)

 Description    Balance at   Charged to   Charged to   Deductions/   Balance at
                Beginning    Costs and       Other                     End of
                of Period     Expenses     Accounts       Other        Period
Accounts
  receivable
  allowance
  for
  doubtful
  accounts..     $    861     $    100        --         $    (28)    $    989
Warranty
  accrual...     $    477     $  1,285        --         $    999    $    763

------------------------------------------------------------------------------

                  Cognizant Technology Solutions Corporation
                        Valuation and Qualifying Accounts
                      For the Year Ended December 31, 2002
                             (Dollars in Thousands)

                Balance at   Charged to   Charged to                 Balance at
                Beginning    Costs and       Other     Deductions/     End of
 Description    of Period     Expenses     Accounts       Other        Period
 -----------    ---------    ----------   ----------   -----------   -----------
Accounts
  receivable
  allowance
  for
  doubtful
  accounts..     $    882     $    510        --         $    531     $    861
Warranty
  accrual...     $    341     $    761                   $    625     $    477

                  Cognizant Technology Solutions Corporation
                        Valuation and Qualifying Accounts
                      For the Year Ended December 31, 2001
                             (Dollars in Thousands)

                Balance at   Charged to   Charged to                 Balance at
                Beginning    Costs and       Other     Deductions/     End of
 Description    of Period     Expenses     Accounts       Other        Period
 -----------    ---------    ----------   ----------   -----------   -----------
Accounts
  receivable
  allowance
  for
  doubtful
  accounts..     $    516     $  1,837        --         $  1,471     $    882
Warranty
  accrual...     $    287     $    501        --         $    447     $    341