Form 10-Q
period 2004-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2004-05-07
CIK 1058290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly  Report  pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 For the quarterly period ended March 31, 2004
                                                          --------------

[   ] Transition  Report  pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934. For the transition period from
      to                                                   -------------
         -------------


                         Commission File Number 0-24429


                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                             13-3728359
---------------------------------                        -------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)


                           500 Glenpointe Centre West
                            Teaneck, New Jersey 07666
                                 (201) 801-0233
                  ---------------------------------------------
                   (Address, including zip code, and telephone
                  number (including area code) of registrant's
                           principal executive office)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes:   X                                 No:
                    -----                                   -----

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

               Yes:   X                                 No:
                    -----                                   -----

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 28, 2004:

                  Class                                     Number of Shares
------------------------------------------------            ----------------
Class A Common  Stock,  par value $.01 per share               64,818,774
Class B Common  Stock,  par value $.01 per share                        0

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION
       Item 1. Condensed Consolidated Financial Statements
               (Unaudited)...............................................   1

               Condensed Consolidated Statements of Income and
               Comprehensive Income (Unaudited) for the Three Months
               Ended March 31, 2004 and 2003.............................   2

               Condensed Consolidated Statements of Financial
               Position (Unaudited) as of March 31, 2004 and
               December 31, 2003 ........................................   3

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Three Months Ended March 31, 2004
               and 2003..................................................   4

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)...............................................   5

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................  10

       Item 3. Quantitative and Qualitative Disclosures About
               About Market Risk.........................................  20

       Item 4. Controls and Procedures...................................  20

PART II.  OTHER INFORMATION

       Item 5. Other Information.........................................  21

       Item 6. Exhibits and Reports on Form 8-K..........................  21

       SIGNATURES........................................................  22

                          PART I. FINANCIAL INFORMATION

               Item 1. Condensed Consolidated Financial Statements
                                   (Unaudited)

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (in thousands, except per share data)

                                                          Three Months Ended
                                                                March 31,
                                                           2004          2003
                                                         ---------    ---------

Revenues .............................................   $ 119,744    $  71,941
Revenues - related party .............................        --          2,575
                                                         ---------    ---------
  Total revenues .....................................     119,744       74,516

Cost of revenues .....................................      65,010       40,959
                                                         ---------    ---------
Gross profit .........................................      54,734       33,557

Selling, general and administrative expenses .........      27,182       16,411
Depreciation and amortization expense ................       3,865        2,622
                                                         ---------    ---------
Income from operations ...............................      23,687       14,524
                                                         ---------    ---------

Other income (expense):
  Interest income ....................................         840          421
  Other income (expense) - net .......................         301         (197)
  Split-off costs (See Note 2) .......................        --         (2,010)
                                                         ---------    ---------
        Total other income (expense) .................       1,141       (1,786)
                                                         ---------    ---------

Income before provision for income taxes .............      24,828       12,738
Provision for income taxes ...........................      (5,040)      (2,560)
                                                         ---------    ---------
Net income ...........................................   $  19,788    $  10,178
                                                         =========    =========

Basic earnings per share .............................   $    0.31    $    0.17
                                                         =========    =========
Diluted earnings per share ...........................   $    0.28    $    0.15
                                                         =========    =========

Weighted average number of common shares outstanding
   - Basic ...........................................      64,440       61,319
                                                         =========    =========
Dilutive effect of shares issuable as of period-end
   under  stock  option  plans .......................       6,386        4,674
                                                         =========    =========
Weighted average number of common shares outstanding
   - Diluted .........................................      70,826       65,993
                                                         =========    =========

Comprehensive income:
  Net income .........................................   $  19,788    $  10,178
  Foreign currency  translation  adjustments .........       1,522          (10)
                                                         ---------    ---------
  Comprehensive income ...............................   $  21,310    $  10,168
                                                         =========    =========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)
                        (in thousands, except par values)

                                                               March 31,   December 31,
                                                                  2004       2003
                                                                --------   ------------
                         ASSETS
Current assets:
    Cash and cash equivalents ...............................   $161,985   $194,221
    Investment in short-term bank deposits ..................     36,874       --
    Trade accounts receivable, net of allowance of $1,087 and
      $989, respectively ....................................     71,512     52,253
    Unbilled accounts receivable ............................     12,720      9,543
     Current tax asset ......................................     12,374     14,066
    Other current assets ....................................     11,576      8,414
                                                                --------   --------
          Total current assets ..............................    307,041    278,497

Property and equipment, net of accumulated depreciation of
    $37,657 and $34,168, respectively .......................     57,813     58,438
Goodwill ....................................................      5,647      4,477
Other intangible assets, net ................................     15,696     16,436
Other assets ................................................      3,153      2,741
                                                                --------   --------
          Total assets ......................................   $389,350   $360,589
                                                                ========   ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ........................................   $  8,468   $  9,423
    Accrued and other current liabilities ...................     54,371     53,213
                                                                --------   --------
    Total current liabilities ...............................     62,839     62,636

Deferred income taxes .......................................     22,298     23,883
                                                                --------   --------
          Total liabilities .................................     85,137     86,519
                                                                --------   --------

Commitments and Contingencies (See Note 7)

Stockholders' equity: (See Note 2)
Preferred stock, $.10 par value, 15,000 shares authorized,
    none issued .............................................       --         --
Class A common stock, $.01 par value, 100,000 shares
    authorized, 64,649 shares and 64,337 shares issued and
    outstanding at March 31, 2004 and December 31, 2003,
    respectively ............................................        646        643
Class B common stock, $.01 par value, 25,000 shares
    authorized, none outstanding ............................       --         --
Additional paid-in-capital ..................................    127,284    118,454
Retained earnings ...........................................    170,761    150,973
Accumulated other comprehensive income ......................      5,522      4,000
                                                                --------   --------
           Total stockholders' equity .......................    304,213    274,070
                                                                --------   --------
           Total liabilities and stockholders' equity .......   $389,350   $360,589
                                                                ========   ========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                            For the Three Months Ended
                                                                     March 31,
                                                                 2004         2003
                                                              ---------    ----------
Cash flows from operating activities:
Net income ................................................   $  19,788    $  10,178
Adjustments to reconcile net income to net cash provided by
    operating activities:
        Depreciation and amortization .....................       3,865        2,622
        Split-off costs (See Note 2) ......................        --          2,010
        Provision for doubtful accounts ...................          79           (4)
        Deferred income taxes .............................      (1,585)          32
        Tax benefit related to option exercises ...........       4,290        1,156
    Changes in assets and liabilities:
        Trade accounts receivable .........................     (18,850)      (3,909)
        Other current assets ..............................      (4,552)      (2,359)
        Other assets ......................................        (155)         (77)
        Accounts payable ..................................        (955)      (1,305)
        Accrued and other liabilities .....................         834       (1,617)
                                                              ---------    ----------
Net cash provided by operating activities .................       2,759        6,727
                                                              ---------    ----------
Cash flows from investing activities:
Purchases of property and equipment .......................      (2,691)      (6,054)
Investment in short-term bank deposits ....................     (36,874)        --
Acquisition, net of cash acquired .........................      (1,495)        --
                                                              ---------    ----------
Net cash used in investing activities .....................     (41,060)      (6,054)
                                                              ---------    ----------

Cash flows from financing activities:
Proceeds from issued shares ...............................       4,543        2,823
Split-off costs (See Note 2) ..............................        --         (3,050)
                                                              ---------    ----------
Net cash provided by (used in) financing activities .......       4,543         (227)
                                                              ---------    ----------

Effect of currency translation ............................       1,522          (10)
                                                              ---------    ----------

(Decrease) increase in cash and cash equivalents ..........     (32,236)         436
Cash and cash equivalents, beginning of year ..............     194,221      126,211
                                                              ---------    ----------
Cash and cash equivalents, end of period ..................   $ 161,985    $ 126,647
                                                              =========    ==========



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

                   COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                          (dollar amounts in thousands)

NOTE 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation ("Cognizant" or the "Company") in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's 2003 Annual Report on Form 10-K. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim period are not necessarily indicative of results that may be expected to occur for the entire year.


NOTE 2 - SPLIT-OFF FROM IMS HEALTH AND RELATED PARTY TRANSACTIONS

      On February 13, 2003, (the "Split-Off Date") IMS Health Incorporated ("IMS Health") distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 33,872,700 shares) in an exchange offer to IMS Health stockholders (the "Split-Off"). In connection with the Split-Off, Cognizant was obligated under the provisions of an Intercompany Agreement with IMS Health to pay certain costs associated with the Split-Off. During the quarter ended March 31, 2003, Cognizant incurred direct and incremental costs of approximately $2,000 related to the Split-Off. This amount was in addition to the approximately $1,700, which was recorded in the fourth quarter of 2002. Such costs included direct legal, accounting, printing and other costs. In addition, costs incurred in the first quarter of 2003 include a non-cash charge of approximately $488 calculated in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees and Related Interpretations" ("APB No. 25") related to the retention, acceleration and extended life of Cognizant common stock options by two former Directors of Cognizant who resigned on the Split-Off Date as a condition of the Split-Off. As of the Split-Off Date, such former Directors were Officers of IMS Health. Cognizant did not receive any proceeds from the IMS Health exchange offer.

      As a result of the Split-Off, IMS Health and its affiliates are no longer related parties of Cognizant as of the Split-Off Date. Only services rendered to or received from IMS Health and its affiliates during the period from January 1, 2003 to the Split-Off Date are classified as related party transactions. During the three months ended March 31, 2003, the Company recognized related party revenue of $2,575 and incurred costs related to services provided by IMS Health to the Company of $28.

      The Company has a strategic relationship with The Trizetto Group Inc. ("Trizetto") that includes helping its healthcare customers integrate Trizetto's products with their existing information systems and, within Trizetto, supporting further development of these software applications. As of the Split-Off Date, IMS Health owned approximately 26.4% of the outstanding common stock of Trizetto. The Company recorded revenues from Trizetto of approximately $831 from January 1, 2003 through the Split-Off Date and recorded expenses related to Trizetto commissions of approximately $9 from January 1, 2003 through the Split-Off Date.


NOTE 3 - ACQUISITION

      On February 27, 2004, the Company acquired Ygyan Consulting Private Ltd. ("Ygyan"), an India-based SAP services provider, for approximately $1,720 (including approximately $62 of estimated direct deal costs). Ygyan was acquired to increase the Company's SAP service capabilities.

      The Company has accounted for the acquisition as a business combination under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and has made a preliminary assessment on the allocation of the purchase price to the tangible and intangible assets and liabilities acquired. Based upon that preliminary assessment, the Company expects that the amortization of such intangible assets will not have a material effect on the Company's results of operations. The operating results of Ygyan have been included in the unaudited condensed consolidated financial statements since the acquisition date. The Ygyan acquisition was not material to the Company's consolidated results of operations, cash flows or financial condition.


NOTE 4 - INVESTMENT IN SHORT-TERM BANK DEPOSITS

      The Company's investments in bank deposits mature in less than one year. These short-term cash investments are valued at cost, which approximates fair value.


NOTE 5 - INCOME TAXES

      The Company's Indian subsidiary, Cognizant India, is an export-oriented company, which under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of Cognizant India are attributable to export profits and are therefore currently substantially exempt from Indian income tax. These tax holidays begin to expire in 2004 and under current law will be completely phased out by March of 2009. The incremental Indian taxes related to the portion of the Indian tax holiday that expires in 2004 have been incorporated into the Company's 2004 effective income tax rate. The principal difference between the effective rates during the 2004 and 2003 periods and the Company's United States federal statutory rate is the effect of the tax holiday in India.


NOTE 6 - ACCOUNTING FOR STOCK-BASED EMPLOYEE COMPENSATION PLANS

      At March 31, 2004, the Company had four stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25. Except as noted below, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and

2003, if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                         For Three         For Three Months
                                        Months Ended        Ended March 31,
                                       March 31, 2004           2003
                                      ---------------      ----------------
Net income as reported...........          $ 19,788           $ 10,178
  Add: Stock-based compensation,
     net of tax benefit,
     included in net income......                --                488
  Deduct: Total stock-based
     compensation expense
     determined under the fair
     value method for all
     awards, net of tax related
     benefits....................            (3,425)            (3,860)
                                           ---------          ---------
Pro forma net income.............          $ 16,363           $  6,806
                                           =========          =========

Earnings per share:
-------------------
As reported - basic..............          $   0.31           $   0.17
Pro forma - basic................          $   0.25           $   0.11
As reported - diluted............          $   0.28           $   0.15
Pro forma - diluted .............          $   0.23           $   0.10


NOTE 7 - COMMITMENTS AND CONTINGENCIES

      On December 22, 2003, the Company announced plans to construct three additional fully-owned development centers containing over 600,000 square feet of space in Chennai, Bangalore and Pune. The total expenditure related to this program is currently estimated to be approximately $42,500, of which $463 has been spent to date.

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

      In connection with the Split-Off, the Company entered into a Distribution Agreement, dated January 7, 2003, with IMS Health (the "Distribution Agreement"), that provides, among other things, that IMS Health and the Company will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, the Company indemnified IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach in the representations the Company made to and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. If the Company breaches any of its representations in connection with the Distribution Agreement, the related indemnification liability could be material to the Company's results of operations, financial position and cash flows.


NOTE 8 - SEGMENT INFORMATION

            The Company, operating globally, provides IT services for medium and large businesses. North American operations consist primarily of IT services in the United States and Canada. European operations consist of IT services principally in the United Kingdom, The Netherlands and Ireland. Asian operations consist of IT services principally in India, Singapore, Japan and Australia. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company's chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", information about the Company's operations and total assets in North America, Europe and Asia for the periods ended March 31, 2004 and March 31, 2003 are as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2004             2003
                                                  ---------        ---------
REVENUES (1)(2)
North America (3).........................        $ 103,970        $  65,702
Europe....................................           14,736            8,246
Asia......................................            1,038              568
                                                  ---------        ---------
Consolidated..............................        $ 119,744        $  74,516
                                                  =========        =========

OPERATING INCOME (1)
North America (3).........................        $  20,567        $  12,806
Europe....................................            2,915            1,607
Asia......................................              205              111
                                                  ---------        ---------
Consolidated..............................        $  23,687        $  14,524
                                                  =========        =========

                                               As of March 31,    As of December
                                                     2004          31, 2003
                                               --------------     --------------
IDENTIFIABLE ASSETS
North America (3).........................        $ 205,430        $ 203,168
Europe....................................           24,997           26,045
Asia......................................          158,923          131,376
                                                  ---------        ---------
Consolidated..............................        $ 389,350        $ 360,589
                                                  =========        =========

(1) Revenues and resulting operating income in this schedule are attributed to regions based upon customer location.

(2) Application development and integration services represented approximately 44.3% and 37.8% of revenues during the three months ended March 31, 2004 and 2003, respectively. Application maintenance services represented approximately 55.7% and 62.2% of revenues during the three months ended March 31, 2004 and 2003, respectively.

(3)   Primarily relates to operations in the United States.

      One customer, JPMorgan Chase, accounted for more than 10% of revenues in the quarter ended March 31, 2004. No customer accounted for more than 10% of revenues for the three months ended March 31, 2003.


NOTE 9 - SUBSEQUENT EVENT

      On April 12, 2004, the Board of Directors declared a conditional two-for-one stock split to be effected by a 100% stock dividend payable on or about June 17, 2004 to stockholders of record as of May 27, 2004. The stock split is subject to stockholder approval at the May 26, 2004 annual meeting of stockholders of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized Class A common shares.

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

      During the three months ended March 31, 2004, our revenue increased to $119.7 million compared to $74.5 million for the three months ended March 31, 2003. Net income increased to $19.8 million or $0.28 per diluted share during the three months ended March 31, 2004 compared to $10.2 million or $0.15 per diluted share during the three months ended March 31, 2003. Our revenue growth was driven by continued strong demand for our application management, and application development and integration services. Application management revenue increased by 44%, or approximately $20.4 million, from approximately $46.3 million during the three months ended March 31, 2003 to approximately $66.7 million during the three months ended March 31, 2004. Application development and integration services increased by 88.3%, or approximately $24.9 million, from approximately $28.2 million during the three months ended March 31, 2003 to approximately $53.1 million during the three months ended March 31, 2004. As of March 31, 2004, we had 193 active clients compared to 153 at December 31, 2003. We added 21 clients through our acquisition of Ygyan Consulting Private Ltd., or Ygyan, during the first quarter of 2004. We anticipate that a significant portion of our revenue growth in 2004 will come from increased penetration of existing clients. In 2004, we expect to continue to expand our business in Northern Europe as we continue to see an increased level of interest for offshore services in that region. During the three months ended March 31, 2004, our operating margin increased approximately 30 basis points to 19.8% as compared to 19.5% for the first quarter of 2003. This was consistent with our targeted operating margin range of 19 to 20% of total revenues.

      At March 31, 2004, we had cash and cash equivalents and short-term bank deposits of $198.9 million, an increase of $4.7 million compared to December 31, 2003. On December 22, 2003, we announced building plans for three additional fully-owned development centers containing over 600,000 square feet of space in Chennai, Bangalore and Pune. Total costs related to this program are currently estimated to be approximately $42.5 million, which we expect to fund from current operations. We believe our financial condition will remain strong. In addition, we will continue to consider acquisitions of companies that can improve our capabilities in certain market niches or geographic areas.


CRITICAL ACCOUNTING ESTIMATES AND RISKS
---------------------------------------

      Management's discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts will differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

      We believe the following critical accounting policies require higher level of management judgments and estimates than others in preparing the unaudited condensed consolidated financial statements:

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

      Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten years with respect to Cognizant India's export profits. Substantially all of the earnings of Cognizant India are attributable to export profits and are therefore currently entitled to a 100% exemption from Indian income tax. These tax holidays will begin to expire in 2004 and, under current law, will be completely phased out by March of 2009. Prior to 2002, it was management's intent to repatriate all accumulated earnings from India to the United States; accordingly, we provided for deferred income taxes on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, we intend to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion ("APB") No. 23, "Accounting for Income Taxes - Special Areas" we no longer accrue incremental U.S. taxes on all foreign earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of March 31, 2004, the amount of unrepatriated Indian earnings upon which no incremental U.S. taxes have been recorded is approximately $96.8 million. While we have no plans to do so, if such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings and may pay taxes at a substantially higher rate than the effective rate in 2004. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation or whether the amount of previously accrued deferred taxes on earnings recognized prior to 2002 will require adjustment.

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

      LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted in 2002, we review for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset. The measurement for such an impairment loss is then based on the fair value of the asset. If such assets were determined to be impaired, it could have a material adverse effect on our business, results of operations and financial condition.

      RISKS. Most of our IT development centers, including a substantial majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. To date, we have not engaged in any hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. See
Item 1 "Business - Additional Factors That May Affect Future Results" in our Annual Report on Form 10-K for the year ended December 31, 2003 for discussion of additional risks that may affect our business, operations or financial results.

FORWARD LOOKING STATEMENTS
--------------------------

            The statements  contained in this Quarterly Report on Form 10-Q that are not historical facts are  forward-looking  statements (within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements which include general economic conditions and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS
---------------------

      The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended March 31:


(Dollars in thousands)
                                % of                  % of
                     2004     Revenues      2003     Revenues   Increase  % Increase
                     ----     --------      ----     --------   --------  ----------
Revenues..........  $119,744   100.0%      $74,516    100.0%     $45,228     60.7%
Cost of revenues..    65,010    54.3        40,959     55.0       24,051     58.7
                    --------   ------      -------    ------
Gross profit......    54,734    45.7        33,557     45.0       21,177     63.1
Selling, general
  and
  administrative..    27,182    22.7        16,411     22.0       10,771     65.6
Depreciation and
  amortization....     3,865     3.2         2,622      3.5        1,243     47.4
                    --------   ------      -------    ------
Income from
  operations......    23,687    19.8        14,524     19.5        9,163     63.1
                               ======                 ======

Other income
  (expense), net..     1,141                (1,786)                2,927    163.9
Provision for
  income taxes....    (5,040)               (2,560)                2,480     96.9
                    --------               -------
Net income........  $ 19,788    16.5       $10,178     13.7        9,610     94.4
                    ========   ======      =======    ======



THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003
-------------------------------------------------------------------------------

      REVENUE. Revenue increased by 60.7%, or approximately $45.2 million, from approximately $74.5 million during the three months ended March 31, 2003 to approximately $119.7 million during the three months ended March 31, 2004. This increase resulted primarily from increased revenue from existing customers and revenue from new customers added since March 31, 2003, including acquisitions. In the first quarter of 2004, JPMorgan Chase accounted for sales in excess of 10% of revenues, while in the corresponding period of 2003 no customer accounted for sales in excess of 10% of revenues.

      GROSS PROFIT. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 58.7%, or approximately $24.1 million, from approximately $41.0 million during the three months ended March 31, 2003 to approximately $65.0 million during the three months ended March 31, 2004. The increase was due primarily to costs resulting from an increase in the number of our technical professionals from approximately 5,900 employees at March 31, 2003 to approximately 9,700 employees at March 31, 2004. The increased number of our technical professionals is a direct result of greater demand for our services. Our gross profit increased by 63.1%, or approximately $21.2 million, from approximately $33.6 million during the three months ended March 31, 2003 to approximately $54.7 million during the three months ended March 31, 2004.

      Gross profit margin increased from 45.0% of revenues during the three months ended March 31, 2003 to 45.7% of revenues during the three months ended March 31, 2004. The increase in gross profit margin was due primarily to an increase in offshore execution of projects which are more profitable than onsite projects where salary costs are greater, and higher average billing rates in 2004, partially offset by the appreciation of the Indian Rupee versus the U.S. dollar and the effect of a higher incentive compensation accrual in 2004 as compared to 2003.

      SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES.   Selling,  general  and
administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 63.1%, or approximately $12.0 million, from approximately $19.0 million  during the three  months  ended March 31, 2003 to  approximately  $31.0 million during the three months ended March 31, 2004, and increased as a percentage of revenue from 25.5% to 25.9%. The increase in such expenses was due primarily to expenses incurred to expand our sales and marketing activities and increased infrastructure expenses to support our revenue growth.

      INCOME FROM OPERATIONS. Income from operations increased 63.1%, or approximately $9.2 million, from approximately $14.5 million during the three months ended March 31, 2003 to approximately $23.7 million during the three months ended March 31, 2004, representing operating margins of 19.5% and 19.8% of revenues, respectively. The increase in operating margin was due primarily to the increase in the gross profit margin discussed above.

      OTHER INCOME/EXPENSE. Other income/expense consists primarily of interest income and foreign currency transaction gains or losses and for the three months ended March 31, 2003, non-recurring split-off costs of $2.0 million. Split-off costs relate to direct and incremental expenses (e.g., legal and accounting fees, printing and registration costs) incurred by us directly related to our split-off from IMS Health Incorporated or ("IMS Health"). (See Note 2 to the unaudited condensed consolidated financial statements). Interest income increased from $0.4 million during the three months ended March 31, 2003 to approximately $0.8 million during the three months ended March 31, 2004. We recognized a net foreign currency exchange loss of approximately $0.2 million during three month periods ended March 31, 2003 and a net foreign currency exchange gain of $0.3 million during the three months ended March 31, 2004, as a result of the effect of changing exchange rates on our transactions denominated in currencies other than the functional currency.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased from approximately $2.6 million during the three months ended March 31, 2003 to approximately $5.0 million during the three months ended March 31, 2004. The effective tax rate of 20.1% for the three months ended March 31, 2003 increased marginally to 20.3% for the three months ended March 31, 2004 primarily due to the expiration of the Indian tax holiday on export profits generated from one of our software development centers in India. Beginning April 1, 2004, we will be required to pay Indian taxes on export profits generated from this software development center.

      NET INCOME. Net income increased from approximately $10.2 million for the three months ended March 31, 2003 to approximately $19.8 million for the three months ended March 31, 2004, representing 13.7% and 16.5% of revenues, respectively. The increase in net income as a percentage of revenues compared to the prior period was primarily due to the one-time non-recurring split-off costs referred to above.

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

      The following table sets forth, for the periods indicated, operating results by geographic segment:

(Dollars in thousands)
                               Three Months Ended
                                    March 31,
                            ---------------------
                             2004        2003       Increase   % Increase
                            --------    -------     --------   ----------
Revenues
  North America.......      $103,970    $65,702     $38,268       58.2%
  Europe..............        14,736      8,246       6,490       78.7
  Asia................         1,038        568         470       82.7
                            --------    -------
   Total revenue......      $119,744    $74,516
                            ========    =======
Operating Income
  North America.......      $ 20,567    $12,806      $7,761       60.6%
  Europe..............         2,915      1,607       1,308       81.4
  Asia................           205        111          94       84.7
                            --------    -------
   Total operating
     income...........      $ 23,687    $14,524
                            ========    =======

North American Segment
----------------------

      REVENUE. Revenue increased by 58.2%, or approximately $38.3 million, from approximately $65.7 million during the first quarter of 2003 to approximately $104.0 million during the first quarter of 2004. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer's internal IT costs, as well as sales and marketing activities directed at the U.S. market for our services.

      INCOME FROM OPERATIONS. Income from operations increased 60.6%, or approximately $7.8 million, from approximately $12.8 million during the first quarter of 2003 to approximately $20.6 million during the first quarter of 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment
----------------

      REVENUE. Revenue increased by 78.7%, or approximately $6.5 million, from approximately $8.2 million during the first quarter of 2003 to approximately $14.7 million during the first quarter of 2004. The increase in revenue was attributable to the increased acceptance of our services, particularly in the United Kingdom and additional revenues related to the acquisition of Infopulse Nederland B.V.

      INCOME FROM OPERATIONS. Income from operations increased 81.4%, or approximately $1.3 million, from approximately $1.6 million during the first quarter of 2003 as compared to approximately $2.9 million during the first quarter of 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.


Asian Segment
-------------

      REVENUE. Revenue increased by 82.7%, or approximately $0.5 million, from approximately $0.6 million during the first quarter of 2003 to approximately $1.0 million during the first quarter of 2004. The increase in revenue was attributable to the increased acceptance of our services, particularly in Japan and Singapore, and the acquisition of Ygyan.

      INCOME FROM OPERATIONS. Income from operations increased 84.7%, or approximately $0.1 million, from approximately $0.1 million during the first quarter of 2003 as compared to approximately $0.2 million during the first quarter of 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      At March 31, 2004, we had cash and cash equivalents and short-term bank deposits of approximately $198.9 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of March 31, 2004, we had no significant third party debt and our working capital increased to $244.2 million compared to $215.9 million as of December 31, 2003. Accordingly, we do not anticipate any near-term liquidity issues.

      During 2004, the Indian income tax holiday related to one of our software development centers will expire. Accordingly, in 2004, we will begin to pay Indian income taxes on export profits generated by this one software development center. Such income taxes are expected to be less than $10 million for 2004.

      Net cash provided by operating activities was approximately $2.8 million during the three months ended March 31, 2004 as compared to net cash provided by operating activities of approximately $6.7 million during the three months ended March 31, 2003. This decrease is primarily attributed to the increase in the trade accounts receivable as of March 31, 2004, partially offset by a higher level of net income during 2004 as compared to 2003. Trade accounts receivable, net of allowance, increased from $52.3 million at December 31, 2003 to $71.5 million at March 31, 2004. The increase in trade accounts receivable during the first quarter of 2004 was due primarily to increased revenue and the timing of billings during the quarter. We monitor turnover, aging and the collection of accounts receivable through the use of management reports which are prepared on a customer basis and evaluated by our finance staff. At March 31, 2004, our days' sales outstanding, including unbilled receivables, were approximately 64 days compared to approximately 53 days at December 31, 2003.

      Our investing activities used net cash of approximately $41.1 million for the three months ended March 31, 2004 as compared to net cash used of approximately $6.1 million for the same period in 2003. The increase in 2004 as compared to 2003 relates to the investment of a portion of our cash balances in short-term bank deposits to achieve a higher return on invested balances and the acquisition of Ygyan, partially offset by lower spending on property and equipment.

      Our financing activities generated net cash of approximately $4.5 million for the three months ended March 31, 2004 as compared to net cash used by financing activities of approximately $0.2 million for the same period in 2003. The increase in net cash provided by financing activities was primarily related to increased cash proceeds from the exercise of stock options as compared to the prior year and the payment of non-recurring split-off costs in 2003.

      We believe that our available funds and the cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations and needs for at least the next 12 months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate earnings from India, our ability not to breach the Distribution Agreement, as defined below, between IMS Health and us, especially as it relates to our tax indemnities, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all.

      We do not engage in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.


COMMITMENTS AND CONTINGENCIES
-----------------------------

      On December 22, 2003, we announced building plans for three additional fully-owned development centers containing over 600,000 square feet of space in Chennai, Bangalore and Pune, India. As of March 31, 2004, we had entered into fixed capital commitments related to this program of approximately $0.5 million, of which approximately $0.5 million had been spent. Total costs related to this program are expected to be approximately $42.5 million, which we expect to fund internally.

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

      In connection with the split-off from IMS Health, we entered into a Distribution Agreement, dated January 7, 2003, with IMS Health, referred to as the Distribution Agreement. The Distribution Agreement provides, among other things, that IMS Health and we will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, we indemnified IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach in the representations we made to and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. If we breach any of our representations in connection with the Distribution Agreement, the related indemnification liability could be material to our quarterly and annual operating results, financial position and cash flows.


RELATED PARTY TRANSACTIONS
--------------------------

      As described in Note 2 to the unaudited condensed consolidated financial statements, on February 13, 2003, referred to as the Split-Off Date, IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned in an exchange offer to IMS Health stockholders, referred to as the Split-Off. As a result of the Split-Off, IMS Health is no longer a related party as of the Split-Off Date. Accordingly, our revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. During the three months ended March 31, 2003, we recognized related party revenues from IMS Health totaling approximately $2.6 million and incurred costs of $.02 million related to services provided to us by IMS Health.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


ITEM 4.  CONTROLS AND PROCEDURES.

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

      CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

      On February 27, 2004, we consummated our acquisition of Ygyan, an India-based SAP services provider. We acquired Ygyan to increase our SAP service capabilities. In connection with the acquisition, we paid approximately $1.7 million to Ygyan, including approximately $.06 million of estimated deal costs.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

            Exhibit No.     Description
            -----------     ----------------------------------------------------

                 10.1*     2004 Employee Stock Purchase Plan.

                 31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 31.2 Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 32.1 Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

                 32.2 Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

            * A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.


      (b) Reports on Form 8-K.

            On February 20, 2004, we furnished a current report on Form 8-K under Item 9, including a copy of our press release announcing our intent to acquire Ygyan.

            On February 10, 2004, we furnished a current report on Form 8-K under Item 12, including a copy of our earnings release for the fourth quarter and year ended December 31, 2003 (including financial statements).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Cognizant Technology Solutions Corporation

Date:  May 7, 2004               By: /s/ Lakshmi Narayanan
                                     --------------------------------------
                                     Lakshmi Narayanan,
                                     President, Chief Executive Officer and
                                     Director (Principal Executive Officer)


Date:  May 7, 2004               By: /s/ Gordon Coburn
                                     --------------------------------------
                                     Gordon Coburn,
                                     Executive Vice President, Chief
                                     Financial Officer, Treasurer and Secretary
                                     (Principal Financial and
                                     Accounting Officer)