Form 10-Q
period 2004-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2004-08-06
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ____________ to ___________

Commission File Number 0-24429

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3728359 (I.R.S. Employer Identification No.)

500 Glenpointe Centre West
Teaneck, New Jersey 07666
(201) 801-0233

(Address, including zip code,
and telephone number (including area code) of
registrant’s
principal executive office)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: [X]                No: [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes: [X]                No: [   ]

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of August 2, 2004:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	131,384,050

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Page
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)	1
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2004 and 2003 and Six Months Ended June 30, 2004 and 2003	2
Condensed Consolidated Statements of Financial Position (Unaudited) as of June 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2004 and 2003	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 6. Exhibits and Reports on Form 8-K	29
SIGNATURES	30
CERTIFICATE OF INCORPORATION
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

(Unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$138,719	$87,446	$258,463	$159,387
Revenues — related party	—	—	—	2,575

Total revenues	138,719	87,446	258,463	161,962
Cost of revenues	75,558	47,199	140,568	88,158

Gross profit	63,161	40,247	117,895	73,804
Selling, general and administrative expenses	31,543	20,352	58,725	36,763
Depreciation and amortization expense	3,828	2,767	7,693	5,389

Income from operations	27,790	17,128	51,477	31,652

Other income (expense):
Interest income	815	320	1,655	741
Other income (expense) – net	(80)	98	221	(99)
Split-off costs (See Note 2)	—	—	—	(2,010)

Total other income (expense)	735	418	1,876	(1,368)

Income before provision for income taxes	28,525	17,546	53,353	30,284
Provision for income taxes	(4,724)	(4,044)	(9,764)	(6,604)

Net income	$23,801	$13,502	$43,589	$23,680

Basic earnings per share(1)	$0.18	$0.11	$0.34	$0.19

Diluted earnings per share(1)	$0.17	$0.10	$0.31	$0.18

Weighted average number of common shares outstanding – Basic(1)	130,117	123,771	129,499	123,202

Dilutive effect of shares issuable as of period-end under stock option plans(1)	11,047	8,707	11,908	9,027

Weighted average number of common shares outstanding – Diluted(1)	141,164	132,478	141,407	132,229

Comprehensive income:
Net income	$23,801	$13,502	$43,589	$23,680
Foreign currency translation adjustments	(1,217)	140	305	130

Comprehensive income	$22,584	$13,642	$43,894	$23,810

(1)	Reflects a 2-for-1 stock split effected by a 100% stock dividend paid on June 17, 2004 (See Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in thousands, except par values)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$197,027	$194,221
Investment in short-term bank deposits	36,146	—
Trade accounts receivable, net of allowance of $1,166 and $989, respectively	76,353	52,253
Unbilled accounts receivable	13,685	9,543
Current tax asset	23,208	14,066
Other current assets	13,786	8,414

Total current assets	360,205	278,497
Property and equipment, net of accumulated depreciation of $40,942 and $34,168, respectively	58,110	58,438
Goodwill	5,647	4,477
Other intangible assets, net	15,065	16,436
Other assets	3,656	2,741

Total assets	$442,683	$360,589

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,169	$9,423
Accrued and other current liabilities	63,456	53,213

Total current liabilities	72,625	62,636
Deferred income taxes	20,509	23,883

Total liabilities	93,134	86,519

Commitments and Contingencies (See Note 7)
Stockholders’ equity: (See Notes 1 and 2)
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 325,000 shares authorized and 131,149 shares issued and outstanding at June 30, 2004, 200,000 shares authorized and 128,674 shares issued and outstanding at December 31, 2003(1)	1,312	1,286
Class B common stock, $.01 par value, no shares authorized at June 30, 2004, 25,000 shares authorized at December 31, 2003, none outstanding	—	—
Additional paid-in-capital (1)	149,370	117,811
Retained earnings	194,562	150,973
Accumulated other comprehensive income	4,305	4,000

Total stockholders’ equity	349,549	274,070

Total liabilities and stockholders’ equity	$442,683	$360,589

(1)	Reflects a 2-for-1 stock split effected by a 100% stock dividend paid on June 17, 2004 (See Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$43,589	$23,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,693	5,389
Split-off costs (See Note 2)	—	2,010
Provision for doubtful accounts	169	3
Deferred income taxes	(3,374)	1,919
Tax benefit related to option exercises	18,690	5,226
Changes in assets and liabilities:
Trade accounts receivable	(23,781)	(5,313)
Other current assets	(18,561)	(9,725)
Other assets	(526)	482
Accounts payable	(254)	(726)
Accrued and other liabilities	9,919	53

Net cash provided by operating activities	33,564	22,998

Cash flows from investing activities:
Purchases of property and equipment	(6,317)	(13,700)
Investment in short-term bank deposits	(36,874)	—
Acquisition, net of cash acquired	(1,495)	(3,816)

Net cash used in investing activities	(44,686)	(17,516)

Cash flows from financing activities:
Proceeds from issued shares	12,895	8,879
Split-off costs (See Note 2)	—	(2,963)

Net cash provided by financing activities	12,895	5,916

Effect of currency translation on cash and cash equivalents	1,033	130

Increase in cash and cash equivalents	2,806	11,528
Cash and cash equivalents, beginning of year	194,221	126,211

Cash and cash equivalents, end of period	$197,027	$137,739

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (“Cognizant” or the “Company”) in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior period amounts have been restated to conform to the presentation of the Company’s financial statements for fiscal year 2003.

     On April 12, 2004, the Board of Directors declared a conditional two-for-one stock split to be effected by a 100% stock dividend payable on or about June 17, 2004 to stockholders of record as of May 27, 2004. The stock split was subject to stockholder approval at the Company’s May 26, 2004 Annual Meeting of Stockholders of an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock. On May 26, 2004, the Company’s stockholders approved such amendment to the Restated Certificate of Incorporation and as a result, a 100% stock dividend was paid on June 17, 2004 to stockholders of record as of May 27, 2004. The stock split has been reflected in the accompanying unaudited condensed consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information have been restated to reflect the stock split as if it occurred at the beginning of the earliest period presented. Stockholders’ equity accounts have been restated to reflect a $653 reclassification of an amount equal to the par value of the increase in issued shares of Class A common stock from the additional paid-in-capital account to the Class A common stock account. The amendment to the Restated Certificate of Incorporation increased the number of authorized shares of Class A common stock to 325,000,000 and eliminated the authorization of Class B common stock.

Note 2 – Split-Off from IMS Health and Related Party Transactions

     On February 13, 2003, (the “Split-Off Date”) IMS Health Incorporated (“IMS Health”) distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 67,745,400 shares) in an exchange offer to IMS Health stockholders (the “Split-Off”). In connection with the Split-Off, Cognizant was obligated under the provisions of an Intercompany Agreement with IMS Health to pay certain costs associated with the Split-Off. During the six months ended June 30, 2003, Cognizant incurred direct and incremental costs of $2,010 related to the Split-Off. This amount was in addition to the approximately $1,700, which was recorded in the fourth quarter of 2002. Such costs included direct legal, accounting, printing and other costs. In addition, costs incurred in the first quarter of 2003 include a non-cash charge of approximately $488 calculated in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”) related to the retention, acceleration and extended life of Cognizant common stock options by two former Directors of Cognizant who resigned on the Split-Off Date as a condition of the Split-Off. As of the Split-Off Date, such former Directors were Officers of IMS Health. Cognizant did not receive any proceeds from the IMS Health exchange offer.

     As a result of the Split-Off, IMS Health and its affiliates are no longer related parties of Cognizant as of the Split-Off Date. Only services rendered to or received from IMS Health and its affiliates during the period from January 1, 2003 to the Split-Off Date are classified as related party transactions. During the period from January 1, 2003 through the Split-Off Date, the Company recognized related party revenue of $2,575 and incurred costs of $28 for services provided by IMS Health to the Company.

     The Company has a strategic relationship with The Trizetto Group Inc. (“Trizetto”) that includes helping its healthcare customers integrate Trizetto’s products with their existing information systems and, within Trizetto, supporting further development of these software applications. As of the Split-Off Date, IMS Health owned approximately 26.4% of the outstanding common stock of Trizetto. The Company recorded revenues from Trizetto of approximately $831 from January 1, 2003 through the Split-Off Date and recorded expenses related to Trizetto commissions of approximately $9 from January 1, 2003 through the Split-Off Date.

Note 3 — Acquisition

     On February 27, 2004, the Company acquired Ygyan Consulting Private Ltd. (“Ygyan”), an India-based SAP services provider, for approximately $1,720 (including approximately $62 of estimated direct deal costs). Ygyan was acquired to increase the Company’s SAP service capabilities.

     The Company has accounted for the acquisition as a business combination under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and has made a preliminary assessment on the allocation of the purchase price to the tangible and intangible assets and liabilities acquired. Based upon that preliminary assessment, the Company expects that the amortization of such intangible assets will not have a material effect on the Company’s results of operations. The operating results of Ygyan have been included in the unaudited condensed consolidated financial statements since the acquisition date. The Ygyan acquisition was not material to the Company’s consolidated results of operations, cash flows or financial condition.

Note 4 – Investment in Short-Term Bank Deposits

     The Company’s investments in bank deposits mature in less than one year. These short-term cash investments are valued at cost, which approximates fair value.

Note 5 – Income Taxes

     The Company’s Indian subsidiary, Cognizant India, is an export-oriented company, which under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of Cognizant India are attributable to export profits and are therefore currently substantially exempt from Indian income tax. These tax holidays began to expire in April 2004 and under current law will be completely phased out by March of 2009. The incremental Indian taxes related to the portion of the Indian tax holiday that expired in 2004 have been incorporated into the Company’s 2004 effective income tax rate. The principal difference between the effective rates during the 2004 and 2003 periods and the Company’s United States federal statutory rate is the effect of the tax holiday in India.

Note 6 – Employee Stock-Based Employee Compensation Plans

     On May 26, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) that provides for the issuance of up to 3,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to designate, in advance of specified purchase periods, a percentage of compensation to be withheld from their pay and applied toward the purchase of such number of whole shares of Class A common stock as can be purchased at a price of 90% of the lesser of (a) the fair market value of a share of Class A common stock on the first date of the purchase period; or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. No employee can purchase more than $25 worth of stock annually, and no stock can be purchased by any person which would result in the purchaser owning more than five percent or more of the total combined voting power or value of all classes of stock of the Company.

     At June 30, 2004, the Company had four stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25. Except as noted below, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2004 and 2003, if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three	Three		Six Months
	Months	Months	Six Months	Ended
	Ended June	Ended June	Ended June	June 30,
	30, 2004	30, 2003	30, 2004	2003
Net income as reported	$23,801	$13,502	$43,589	$23,680
Add: Stock-based compensation, net of tax benefit, included in net income				488
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax related benefits	(4,451)	(3,791)	(7,876)	(7,651)

Pro forma net income	$19,350	$9,711	$35,713	$16,517

	Three	Three		Six Months
	Months	Months	Six Months	Ended
	Ended June	Ended June	Ended June	June 30,
	30, 2004	30, 2003	30, 2004	2003
Earnings per share:
As reported – basic	$0.18	$0.11	$0.34	$0.19
Pro forma – basic	$0.15	$0.08	$0.28	$0.13
As reported – diluted	$0.17	$0.10	$0.31	$0.18
Pro forma – diluted	$0.14	$0.07	$0.25	$0.12

Note 7 – Commitments and Contingencies

     On December 22, 2003, the Company announced plans to construct three additional fully-owned development centers containing over 600,000 square feet of space in Chennai, Bangalore and Pune. The total expenditure related to this program is currently estimated to be approximately $42,500, of which $584 has been spent to date.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company’s quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of the Company’s engagements involve projects that are critical to the operations of its customers’ businesses and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its software development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

     In connection with the Split-Off, the Company entered into a Distribution Agreement, dated January 7, 2003, with IMS Health (the “Distribution Agreement”), that provides, among other things, that IMS Health and the Company will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, the Company indemnified IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach in the representations the Company made to and were relied upon by

McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. If the Company breaches any of its representations in connection with the Distribution Agreement, the related indemnification liability could be material to the Company’s results of operations, financial position and cash flows.

Note 8 — Segment Information

     The Company, operating globally, provides IT services for medium and large businesses. North American operations consist primarily of IT services in the United States and Canada. European operations consist of IT services principally in the United Kingdom, The Netherlands, Germany, Switzerland and Ireland. Asian operations consist of IT services principally in India, Singapore, Japan and Australia. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company’s chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, information about the Company’s operations and total assets in North America, Europe and Asia for the three and six month periods ended June 30, 2004 and June 30, 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues(1)(2)
North America (3)	$120,786	$77,621	$224,756	$143,323
Europe	17,024	9,125	31,760	17,371
Asia	909	700	1,947	1,268

Consolidated	$138,719	$87,446	$258,463	$161,962

Operating income(1)
North America (3)	$25,214	$15,204	$45,782	$28,009
Europe	3,554	1,787	6,468	3,395
Asia	190	137	395	248
Other(4)	(1,168)	—	(1,168)	—

Consolidated	$27,790	$17,128	$51,477	$31,652

Identifiable assets

		As of
	As of June 30,	December 31,
	2004	2003
North America (3)	$239,357	$203,168
Europe	23,160	26,045
Asia	180,166	131,376

Consolidated	$442,683	$360,589

(1)	Revenues and resulting operating income in this schedule are attributed to regions based upon customer location.

(2)	Application development and integration services represented approximately 45.0% and 40.3% of revenues during the three months ended June 30, 2004 and 2003, respectively and approximately 55.3% and 60.8% of revenues during the six months ended June 30, 2004 and 2003, respectively. Application maintenance services represented approximately 55% and 59.7% of revenues during the three months ended June 30, 2004 and 2003, respectively and approximately 44.7% and 39.2% of revenues during the six months ended June 30, 2004 and 2003, respectively.

(3)	Primarily relates to operations in the United States.

(4)	On June 29, 2004, the Company announced that it plans to wind-down operations at its development center located in Limerick, Ireland and close the facility by March 31, 2005. The costs associated with the closure of this facility have been disclosed separately since these costs were not allocated to a reporting segment in management’s internal reporting. The Company expects to incur during 2004 and 2005 incremental costs of approximately $1,600 associated with the closure of this facility. In the second quarter of 2004, the Company accrued approximately $1,168 primarily for severance and a liability for repayment of funds previously received through local job grant programs. The remaining costs will be expensed over each eligible employee’s future service period. No payments have been made through June 30, 2004. Fixed assets related to this facility are not material and will be depreciated ratably through March 31, 2005. Approximately 50 employees are affected by the closure.

     One customer, JPMorgan Chase, accounted for more than 10% of revenues in the three and six month period ended June 30, 2004. One customer accounted for approximately 10% of revenues for the three and six-month period ended June 30, 2003.

Note 9 – Subsequent Event

     During July, 2004, the Company entered into a foreign currency forward contract, with a six-month term and notional amount of $12,500, to sell the Indian Rupee for U.S. dollars. We have entered into this forward contract to manage a portion of the Company’s foreign currency risk related to Indian Rupee denominated asset balances, primarily cash investments, at our Indian subsidiary, Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of Cognizant India’s financial statements into its functional currency, the U.S. dollar. Our objective is to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above. The forward contract will be marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s unaudited condensed consolidated statement of income.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

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

     During the three and six months ended June 30, 2004, our revenue increased to $138.7 million and $258.5 million, respectively, compared to $87.4 million and $162.0 million for the three and six months ended June 30, 2003. Net income increased to $23.8 million and $43.6 million, respectively or $0.17 and $0.31 per diluted share during the three and six months ended June 30, 2004 compared to $13.5 million and $23.7 million, respectively or $0.10 and $0.18 per diluted share during the three and six months ended June 30, 2003. Our revenue growth was driven by continued strong demand for our application management, and application development and integration services. Application management revenue increased by 46.2%, or approximately $24.1 million, from approximately $52.2 million during the three months ended June 30, 2003 to approximately $76.3 million during the three months ended June 30, 2004 and increased by 45.2%, or approximately $44.5 million, from approximately $98.5 million during the six months ended June 30, 2003 to approximately $143.0 million during the six months ended June 30, 2004. Application development and integration services increased by 77.0% and 82.0%, or approximately $27.1 million and $52.0 million, from approximately $35.2 million and $63.5 million during the three and six months ended June 30, 2003 to approximately $62.4 million and $115.5 million during the three and six months ended June 30, 2004. As of June 30, 2004, our number of active clients increased to 213 compared to 193 at March 31, 2004 and 153 at December 31, 2003. We anticipate that a significant portion of our revenue growth for the remainder of 2004 will come from increased penetration of existing clients. We continue to see an increased level of interest for offshore services in Northern Europe. During the three months ended June 30, 2004, our operating margin increased to 20.0% compared to 19.8% for the three months ended March 31, 2004. This was consistent with our targeted operating margin range of 19 to 20% of total revenues. Currently, it is our intent to reinvest earnings in excess of our targeted operating margin range back into the business principally to expand our service capabilities and sales and marketing efforts.

     At June 30, 2004, we had cash and cash equivalents and short-term bank deposits of $233.2 million, an increase of $39.0 million compared to December 31, 2003. On December 22, 2003, we announced building plans for three additional fully-owned development centers containing over 600,000 square feet of space in Chennai, Bangalore and Pune. Total costs related to this program are currently estimated to be approximately $42.5 million, which we expect to fund from current operations. We believe our financial condition will remain strong. In addition, we will continue to consider acquisitions of companies that can improve our capabilities in certain market niches or geographic areas.

     On June 29, 2004, we announced our plans to wind-down operations at our development center located in Limerick, Ireland and close the facility by March 31, 2005. We decided to close this facility due to the increased cost structure resulting from the significant appreciation in the value of the Euro against the US dollar since the facility was acquired in 2002. All work currently performed in this facility will be transferred to Cognizant’s operations in North America and India. The Company expects to incur during 2004 and 2005 incremental costs of approximately $1.6 million associated with the closure of this facility. In the second quarter of 2004, the Company accrued approximately $1.2 million primarily for severance and a liability for repayment of funds previously received through local job grant programs. The remaining costs will be expensed over each eligible employee’s future service period. Approximately 50 employees are affected by the closure.

     On April 12, 2004, our Board of Directors declared a conditional two-for-one stock split to be effected by a 100% stock dividend payable on or about June 17, 2004 to stockholders of record as of May 27, 2004. The stock split was subject to stockholder approval at the May 26, 2004 Annual Meeting of Stockholders of an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock. On May 26, 2004, our stockholders approved such amendment to our Restated Certificate of Incorporation and as a result, a 100% stock dividend was paid on June 17, 2004 to stockholders of record as of May 27, 2004. The stock split has been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information have been restated to reflect the stock split as if it occurred at the beginning of the earliest period presented. Stockholders’ equity accounts have been restated to reflect a reclassification of approximately $0.7 million of an amount equal to the par value of the increase in issued shares of Class A common stock from the additional paid-in-capital account to the Class A common stock account.

Critical Accounting Estimates and Risks

     Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts will differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     We believe the following critical accounting policies require higher level of management judgments and estimates than others in preparing the unaudited condensed consolidated financial statements:

     Revenue Recognition. Revenues related to our fixed-price contracts are recognized as the service is performed using the percentage-of-completion method of accounting, under which the total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s cost to date bears to the total estimated cost. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

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

     Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten years with respect to Cognizant India’s export profits. Substantially all of the earnings of Cognizant India are attributable to export profits and are therefore currently entitled to a 100% exemption from Indian income tax. These tax holidays began to expire in April 2004 and, under current law, will be completely phased out by March of 2009. Prior to 2002, it was management’s intent to repatriate all accumulated earnings from India to the United States; accordingly, we provided for deferred income taxes on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, we intend to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas” we no longer accrue incremental U.S. taxes on all foreign earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of June 30, 2004, the amount of unrepatriated Indian earnings upon which no incremental U.S. taxes have been recorded is approximately $114.8 million. While we have no plans to do so, if such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings and may pay taxes at a substantially higher rate than the effective rate in 2004. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation or whether the amount of previously accrued deferred taxes on earnings recognized prior to 2002 will require adjustment.

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

     Long-lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was adopted in 2002, we review for impairment long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset. The measurement for such an impairment loss is then based on the fair value of the asset.

     Risks. Most of our IT development centers, including a substantial majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. See Item 1 “Business - Additional Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2003 for discussion of additional risks that may affect our business, operations or financial results.

Forward Looking Statements

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, which include general economic conditions, and the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

     Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended June 30:

(Dollars in thousands)

		% of		% of
	2004	Revenues	2003	Revenues	Increase	% Increase
Revenues	$138,719	100.0%	$87,446	100.0%	$51,273	58.6%
Cost of revenues	75,558	54.5	47,199	54.0	28,359	60.1

Gross profit	63,161	45.5	40,247	46.0	22,914	56.9
Selling, general and administrative	31,543	22.7	20,352	23.3	11,191	55.0
Depreciation and amortization	3,828	2.8	2,767	3.2	1,061	38.3

Income from operations	27,790	20.0	17,128	19.6	10,662	62.2

Other income (expense), net	735		418		317	75.8
Provision for income taxes	(4,724)		(4,044)		680	16.8

Net income	$23,801	17.2	$13,502	15.4	10,299	76.3

     Revenue. Revenue increased by 58.6%, or approximately $51.3 million, from approximately $87.4 million during the three months ended June 30, 2003 to approximately $138.7 million during the three months ended June 30, 2004. This increase resulted primarily from increased revenue from existing customers and revenue from new customers added since June 30, 2003, including acquisitions. Specifically, demand for application development and integration services increased significantly due to continued strength in our customers’ discretionary spending. In the second quarter of 2004, JPMorgan Chase accounted for sales in excess of 10% of revenues, while in the corresponding period of 2003 one customer accounted for approximately 10% of revenues.

     Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 60.1%, or approximately $28.4 million, from approximately $47.2 million during the three months ended June 30, 2003 to approximately $75.6 million during the three months ended June 30, 2004. The increase was due primarily to costs resulting from an increase in the number of our technical professionals from approximately 6,000 employees at June 30, 2003 to approximately 11,000 employees at June 30, 2004. The increased number of our technical professionals is a direct result of greater demand for our services. Our gross profit increased by 56.9%, or approximately $22.9 million, from approximately $40.2 million during the three months ended June 30, 2003 to approximately $63.2 million during the three months ended June 30, 2004.

     Gross profit margin decreased from 46.0% of revenues during the three months ended June 30, 2003 to 45.5% of revenues during the three months ended June 30, 2004. The decrease in gross profit margin was due primarily to the effect of a higher incentive compensation accrual in 2004 as compared to 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 53.0%, or approximately $12.3 million, from approximately $23.1 million during the three months ended June 30, 2003 to approximately $35.4 million during the three months ended June 30, 2004, and decreased as a percentage of revenue from 26.4% to 25.5%. The percentage decrease in such expenses was due primarily to leveraging of prior investment on our sales and marketing activities resulting in increased revenue growth.

     Income from Operations. Income from operations increased 62.2%, or approximately $10.7 million, from approximately $17.1 million during the three months ended June 30, 2003 to approximately $27.8 million during the three months ended June 30, 2004, representing operating margins of 19.6% and 20.0% of revenues, respectively. The increase in operating margin was due primarily to the decrease in selling, general and administrative expenses as a percentage of total revenues discussed above.

     Other Income/Expense. Other income/expense consists primarily of interest income and foreign currency transaction gains or losses. Interest income increased from $0.3 million during the three months ended June 30, 2003 to approximately $0.8 million during the three months ended June 30, 2004 due primarily to higher invested cash balances and an increased portion of this balance held in foreign currencies which earn slightly higher interest rates.

     Provision for Income Taxes. The provision for income taxes increased from approximately $4.0 million during the three months ended June 30, 2003 to approximately $4.7 million during the three months ended June 30, 2004. The effective tax rate of 23.0% for the three months ended June 30, 2003 decreased to 16.6% for the three months ended June 30, 2004 primarily due to the non-deductible split-off costs recorded in 2003, the effect of India’s replacement in 2003 of a dividend withholding tax on the shareholder with a corporate level dividend tax, and the effect in the second quarter of 2004, of a revision in our estimated full year 2004 effective income tax rate partially offset by the expiration in 2004 of the Indian tax holiday on export profits generated from one of our software development centers in India. Beginning on April 1, 2004, we were required to pay Indian taxes on export profits generated from this software development center.

     Net Income. Net income increased from approximately $13.5 million for the three months ended June 30, 2003 to approximately $23.8 million for the three months ended June 30, 2004, representing 15.4% and 17.2% of revenues, respectively. The increase in net income as a percentage of revenues compared to the prior period was primarily due to the leveraging of our selling, general and administrative expenses and decrease in the effective income tax rate in 2004.

     Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     The following table sets forth, for the periods indicated, certain financial data expressed for the six months ended June 30:

(Dollars in thousands)

		% of		% of
	2004	Revenues	2003	Revenues	Increase	% Increase
Revenues	$258,463	100.0%	$161,962	100.0%	$96,501	59.6%
Cost of revenues	140,568	54.4	88,158	54.4	52,410	59.5

Gross profit	117,895	45.6	73,804	45.6	44,091	59.7
Selling, general and administrative	58,725	22.7	36,763	22.7	21,962	59.7
Depreciation and amortization	7,693	3.0	5,389	3.3	2,304	42.8

Income from operations	51,477	19.9	31,652	19.5	19,825	62.6

Other income (expense), net	1,876		(1,368)		3,244
Provision for income taxes	(9,764)		(6,604)		3,160	47.8

Net income	$43,589	16.9	$23,680	14.6	19,909	84.1

     Revenue. Revenue increased by 59.6%, or approximately $96.5 million, from approximately $162.0 million during the six months ended June 30, 2003 to approximately $258.5 million during the six months ended June 30, 2004. This increase resulted primarily from increased revenue from existing customers and revenue from new customers added since June 30, 2003, including acquisitions. Specifically, demand for application development and integration services increased significantly due to continued strength in our customers’ discretionary spending. During the six months ended June 30, 2004, JPMorgan Chase accounted for sales in excess of 10% of revenues, while in the corresponding period of 2003 one customer accounted for sales of approximately 10% of revenues.

     Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 59.5%, or approximately $52.4 million, from approximately $88.2 million during the six months ended June 30, 2003 to approximately $140.6 million during the six months ended June 30, 2004. The increase was due primarily to costs resulting from an increase in the number of our technical professionals from approximately 6,000 employees at June 30, 2003 to approximately 11,000 employees at June 30, 2004. The increased number of our technical professionals is a direct result of greater demand for our services. Our gross profit increased by 59.7%, or approximately $44.1 million, from approximately $73.8 million during the six months ended June 30, 2003 to approximately $117.9 million during the six months ended June 30, 2004.

     Gross profit margin remained constant at 45.6% of revenues during the six months ended June 30, 2003 and June 30, 2004, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 57.6%, or approximately $24.3 million, from approximately $42.2 million during the six months ended June 30, 2003 to approximately $66.4 million during the six months ended June 30, 2004, and decreased as a percentage of revenue from 26.0% to 25.7%. The decrease in such expenses was due primarily to leveraging of prior investment on our sales and marketing activities resulting in increase revenue growth.

     Income from Operations. Income from operations increased 62.6%, or approximately $19.8 million, from approximately $31.7 million during the six months ended June 30, 2003 to approximately $51.5 million during the six months ended June 30, 2004, representing operating margins of 19.5% and 19.9% of revenues, respectively. The increase in operating margin was due primarily to the decrease in selling, general and administrative expenses discussed above.

     Other Income/Expense. Other income/expense consists primarily of interest income and foreign currency transaction gains or losses and for the six months ended June 30, 2003, non-recurring split-off costs of $2.0 million related to direct and incremental expenses (e.g., legal and accounting fees, printing and registration costs) incurred by us directly related to our split-off from IMS Health. Interest income increased from $0.7 million during the six months ended June 30, 2003 to approximately $1.7 million during the six months ended June 30, 2004. We recognized a net foreign currency exchange loss of approximately $0.1 million during six month period ended June 30, 2003 and a net foreign currency exchange gain of $0.2 million during the six months ended June 30, 2004, as a result of the effect of changing exchange rates on our transactions denominated in currencies other than the functional currency.

     Provision for Income Taxes. The provision for income taxes increased from approximately $6.6 million during the six months ended June 30, 2003 to approximately $9.8 million during the six months ended June 30, 2004. The effective tax rate of 21.8% for the six months ended June 30, 2003 decreased to 18.3% for the six months ended June 30, 2004 primarily due to the non-deductible split-off costs recorded in 2003 and the effect of India’s replacement in 2003 of a dividend withholding tax on the shareholder with a corporate level dividend tax partially offset by the expiration in 2004 of the Indian tax holiday on export profits generated from one of our software development centers in India. Beginning on April 1, 2004, we were required to pay Indian taxes on export profits generated from this software development center.

     Net Income. Net income increased from approximately $23.7 million for the six months ended June 30, 2003 to approximately $43.6 million for the six months ended June 30, 2004, representing 14.6% and 16.9% of revenues, respectively. The increase in net income as a percentage of revenues as compared to the prior period was primarily due to the absence in 2004 of the one-time non-recurring split-off costs referred to above and a lower effective income tax rate for 2004 compared to 2003.

Results by Business Segment

     We, operating globally, provide IT services for medium and large businesses. North American operations consist primarily of IT services in the United States and Canada. European operations consist of IT services principally in the United Kingdom, The Netherlands, Germany, Switzerland and Ireland. Asian operations consist of IT services principally in India, Singapore, Japan and Australia. We are managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by our chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. In this regard, revenues are allocated to each geographic area based on the location of the customer.

     Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     The following table sets forth, for the periods indicated, operating results by geographic segment:

(Dollars in thousands)

	Three Months Ended
	June 30,
	2004	2003	Increase	% Increase
Revenues:
North America	$120,786	$77,621	$43,165	55.6%
Europe	17,024	9,125	7,899	86.6
Asia	909	700	209	29.9

Total revenue	$138,719	$87,446

	Three Months Ended
	June 30,
	2004	2003	Increase	% Increase
Operating Income:
North America	$25,214	$15,204	$10,010	65.8%
Europe	3,554	1,787	1,767	98.9
Asia	190	137	53	38.7
Other(1)	(1,168)	—	(1,168)	—

Total operating income	$27,790	$17,128

(1)	Represents expenses recorded in the second quarter related to the wind-down of our development center in Limerick, Ireland. See Note 8 to the unaudited condensed consolidated financials statements.

North American Segment

     Revenue. Revenue increased by 55.6%, or approximately $43.2 million, from approximately $77.6 million during the second quarter of 2003 to approximately $120.8 million during the second quarter of 2004. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer’s internal IT costs, as well as sales and marketing activities directed at the U.S. market for our services.

     Income from Operations. Income from operations increased 65.8%, or approximately $10.0 million, from approximately $15.2 million during the second quarter of 2003 to approximately $25.2 million during the second quarter of 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

     Revenue. Revenue increased by 86.6%, or approximately $7.9 million, from approximately $9.1 million during the second quarter of 2003 to approximately $17.0 million during the second quarter of 2004. The increase in revenue was attributable to the increased acceptance of our services, particularly in the United Kingdom and additional revenues related to the acquisition of Infopulse Nederland B.V, or Infopulse.

     Income from Operations. Income from operations increased 98.9%, or approximately $1.8 million, from approximately $1.8 million during the second quarter of 2003 as compared to approximately $3.6 million during the second quarter of 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments partially offset by weaker than expected performance at Infopulse.

Asian Segment

     Revenue. Revenue increased by 29.9%, or approximately $0.2 million, from approximately $0.7 million during the second quarter of 2003 to approximately $0.9 million during the second quarter of 2004. The increase in revenue was attributable to the increased acceptance of our services, particularly in Japan and Singapore, and the acquisition of Ygyan.

     Income from Operations. Income from operations increased 38.7%, or approximately $53, from approximately $0.1 million during the second quarter of 2003 as compared to approximately $0.2 million during the second quarter of 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

     Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     The following table sets forth, for the periods indicated, operating results by geographic segment:

(Dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003	Increase	% Increase
Revenues:
North America	$224,756	$143,323	$81,433	56.8%
Europe	31,760	17,371	14,389	82.8
Asia	1,947	1,268	679	53.5

Total revenue	$258,463	$161,962

Operating Income:
North America	$45,782	$28,009	$17,773	63.5%
Europe	6,468	3,395	3,073	90.5
Asia	395	248	147	59.3
Other(1)	(1,168)	—	(1,168)	—

Total operating income	$51,477	$31,652

(1)	Represents expenses recorded in the second quarter related to the wind-down of our development center in Limerick, Ireland. See Note 8 to the unaudited condensed consolidated financials statements.

North American Segment

     Revenue. Revenue increased by 56.8%, or approximately $81.4 million, from approximately $143.3 million during the six months ended June 30, 2003 to approximately $224.8 million during the six months ended June 30, 2004. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer’s internal IT costs, as well as sales and marketing activities directed at the U.S. market for our services.

     Income from Operations. Income from operations increased 63.5%, or approximately $17.8 million, from approximately $28.0 million during the six months ended June 30, 2003 to approximately $45.8 million during the six months ended June 30, 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

     Revenue. Revenue increased by 82.8%, or approximately $14.4 million, from approximately $17.4 million during the six months ended June 30, 2003 to approximately $31.8 million during the six months ended June 30, 2004. The increase in revenue was attributable to the increased acceptance of our services, particularly in the United Kingdom and additional revenues related to the acquisition of Infopulse.

     Income from Operations. Income from operations increased 90.5%, or approximately $3.1 million, from approximately $3.4 million during the six months ended June 30, 2003 as compared to approximately $6.5 million during the six months ended June 30, 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments partially offset by weaker than expected performance at Infopulse.

Asian Segment

     Revenue. Revenue increased by 53.5%, or approximately $0.7 million, from approximately $1.3 million during the six months ended June 30, 2003 to approximately $1.9 million during the six months ended June 30, 2004. The increase in revenue was attributable to the increased acceptance of our services, particularly in Japan and Singapore, and the acquisition of Ygyan.

     Income from Operations. Income from operations increased 59.3%, or approximately $0.1 million, from approximately $0.3 million during the six months ended June 30, 2003 as compared to approximately $0.4 million during the six months ended June 30, 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Liquidity and Capital Resources

     At June 30, 2004, we had cash and cash equivalents and short-term bank deposits of approximately $233.2 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of June 30, 2004, we had no third party debt and our working capital increased to $287.6 million compared to $215.9 million as of December 31, 2003. Accordingly, we do not anticipate any near-term liquidity issues.

     During 2004, the Indian income tax holiday related to one of our software development centers expired. Accordingly, in 2004, we began to accrue Indian income taxes on export profits generated by this one software development center. Such income taxes are expected to be less than $10 million for 2004.

     Net cash provided by operating activities was approximately $33.6 million during the six months ended June 30, 2004 as compared to net cash provided by operating activities of approximately $23.0 million during the six months ended June 30, 2003. This increase is primarily attributed to the higher level of net income during 2004 as compared to 2003 and the increase in accrued and other liabilities, partially offset by the increase in the trade accounts receivable as of June 30, 2004. Trade accounts receivable, net of allowance, increased from $52.3 million at December 31, 2003 to $76.4 million at June 30, 2004. The increase in trade accounts receivable during 2004 was due primarily to increased revenue and the timing of billings during the calendar year. We monitor turnover, aging and the collection of accounts receivable through the use of management reports, which are prepared on a customer basis and evaluated by our finance staff. At June 30, 2004, our days’ sales outstanding, including unbilled receivables, were approximately 59 days compared to approximately 53 days at December 31, 2003.

     Our investing activities used net cash of approximately $44.7 million for the six months ended June 30, 2004 as compared to net cash used of approximately $17.5 million for the same period in 2003. The increase in 2004 as compared to 2003 relates to the investment of a portion of our cash balances in short-term bank deposits to achieve a higher return on invested balances, partially offset by lower spending on property and equipment.

     Our financing activities generated net cash of approximately $12.9 million for the six months ended June 30, 2004 as compared $5.9 million for the same period in 2003. The increase in net cash provided by financing activities was primarily related to increased cash proceeds from the exercise of stock options as compared to the prior year and the absence in 2004 of payment of non-recurring split-off costs.

     We believe that our available funds and the cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations and needs for at least the next 12 months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate earnings from India, our ability not to breach the Distribution Agreement, as discussed below, between IMS Health and us, especially as it relates to our tax indemnities, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all.

     During July, 2004, we entered into a foreign currency forward contract, with a six-month term and notional amount of $12.5 million, to sell the Indian Rupee for U.S. dollars. We have entered into this forward contract to manage a portion of our foreign currency risk related to Indian Rupee denominated asset balances, primarily cash investments, at our Indian subsidiary, Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of the Cognizant India’s financial statements into its functional currency, the U.S. dollar. Our objective is to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above. The forward contract will be marked to market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on our unaudited condensed consolidated statement of income.

     Other than the aforementioned forward contract, we have not engaged in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Commitments and Contingencies

     On December 22, 2003, we announced building plans for three additional fully-owned development centers containing over 600,000 square feet of space in Chennai, Bangalore and Pune, India. As of June 30, 2004, we had entered into fixed capital commitments related to this program of approximately $0.6 million, of which approximately $0.6 million had been spent. Total costs related to this program are expected to be approximately $42.5 million, which we expect to fund internally.

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our application design, development and maintenance services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our quarterly and annual operating results, financial position and cash flows.

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

Related Party Transactions

     As described in Note 2 to the unaudited condensed consolidated financial statements, on February 13, 2003, referred to as the Split-Off Date, IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned in an exchange offer to IMS Health stockholders, referred to as the Split-Off. As a result of the Split-Off, IMS Health is no longer a related party as of the Split-Off Date. Accordingly, our revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. During the six months ended June 30, 2003, we recognized related party revenues from IMS Health totaling approximately $2.6 million and incurred costs of approximately $28,000 related to services provided to us by IMS Health.

Foreign Currency Translation

     A portion of our costs in India and cash balances are denominated in local currency and subject to exchange fluctuations, which has not historically had any material effect on our results of operations or financial position.

Effects of Inflation

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian Rupee. Accordingly, we periodically evaluate the need for hedging strategies to mitigate the effect of foreign currency fluctuations. During July, 2004, we entered into a foreign currency forward contract, with a six-month term and notional amount of $12.5 million, to sell the Indian Rupee for U.S. dollars. We may continue to enter into such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. Other than the aforementioned forward contract, we have not engaged in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

     We believe that we do not have exposure to material market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. We do not believe that we have any other material exposure to market risks associated with interest rates.

Item 4. Controls and Procedures.

     Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     Our annual meeting of stockholders, or the Annual Meeting, was held on May 26, 2004. The share amounts set forth in this Item 4 have not been restated for the two-for-one stock split that was effected in the second quarter of 2004.

     There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 44,392,961 shares of our Class A common stock out of a total number of 64,695,174 shares of Class A common stock issued and outstanding and entitled to vote at the meeting.

     The matters that were voted on at the Annual Meeting were:

     (A) A proposal to elect the following two nominees as our Class I Directors to serve until our 2007 annual meeting of stockholders and until their respective successors have been duly elected and qualified:

Lakshmi Narayanan; and
John E. Klein

     (B) A proposal to amend our Restated Certificate of Incorporation to (i) increase the number of authorized shares of our Class A Common Stock from 100,000,000 shares to 325,000,000 shares and (ii) eliminate the authorization of our Class B Common Stock;

     (C) A proposal to amend our 1999 Incentive Compensation Plan, as amended, referred to as the Incentive Plan, to (i) increase the maximum number of shares of Class A Common Stock reserved for issuance from 18,000,000 to 19,000,000 shares and to reserve an additional 1,000,000 shares of Class A Common Stock for issuance upon the exercise of stock options or for the issuance of other awards granted under the Incentive Plan, (ii) provide that repricing of stock options may not occur without stockholder approval, (iii) provide for minimum restriction periods for stock based awards, other than stock options, (iv) provide that stock options may not be granted below fair market value and (v) provide that all material amendments to the Incentive Plan shall be subject to stockholder approval;

     (D) A proposal to adopt our 2004 Employee Stock Purchase Plan; and

     (E) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2004.

     The results of the votes of the Annual Meeting were as follows:

	Number of Shares of Class A Common Stock
Proposal	For	Withheld
Election of the following two nominees as our Class I Directors:
Lakshmi Narayanan	44,268,463	124,498
John E. Klein	44,268,493	124,468

	Number of Shares of Class A Common Stock
Proposal	For	Against	Abstain
Proposal to amend our Restated Certificate of Incorporation	42,432,765	1,916,499	43,697
Proposal to amend the Incentive Plan	10,053,721	27,013,950	61,227
Proposal to adopt our 2004 Employee Stock Purchase Plan	34,496,039	2,594,968	37,891
Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2004	43,431,748	940,951	20,262

     Accordingly, our stockholders elected Messrs. Lakshmi Narayanan and John E. Klein to serve as Class I Directors until our 2007 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Each of the following Directors who were not up for reelection at the Annual Meeting continue to serve as Directors since the Annual Meeting: Robert W. Howe, Robert E. Weissman, Venetia Kontogouris and Thomas M. Wendel.

     Our stockholders also approved the amendment to our Restated Certificate of Incorporation, approved the adoption of our 2004 Employee Stock Purchase Plan and ratified the selection by the audit committee of our board of directors of PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2004. Our stockholders did not approve the amendment to the Incentive Plan.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description
3.1	Amendment to Restated Certificate of Incorporation

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

(b)	Reports on Form 8-K.

On April 13, 2004, we filed a Current Report on Form 8-K under Item 5, including a copy of our press release announcing that our board of directors had declared a two-for-one stock split on its capital stock in the form of a stock dividend, subject to stockholder approval of an increase in our capital stock authorization.

On April 20, 2004, we furnished a Current Report on Form 8-K under Item 12, including a copy of our earnings release for the quarter ended March 31, 2004 (including financial statements).

On May 28, 2004, we filed a Current Report on Form 8-K under Item 5, including a copy of our press release announcing our that our stockholders at our annual meeting approved an amendment to our Certificate of Incorporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: August 6, 2004	By:	/s/ Lakshmi Narayanan

Lakshmi Narayanan,
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: August 6, 2004	By:	/s/ Gordon Coburn

Gordon Coburn,
Executive Vice President, Chief
Financial Officer, Treasurer and
Secretary
(Principal Financial and
Accounting Officer)