Form 10-Q
period 2004-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2004-11-08
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended September 30, 2004

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the transition period from                     to

Commission File Number 0-24429

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3728359

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Glenpointe Centre West, Teaneck, New Jersey	07666

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(201) 801-0233

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☑	No: ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes: ☑	No: ☐

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of November 1, 2004:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	132,963,380

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2004 and 2003 and Nine Months Ended September 30, 2004 and 2003	2
	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2004 and December 31, 2003	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2004 and 2003	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION
Item 6.	Exhibits	29
SIGNATURES		30
EX-10.1: FORM OF STOCK OPTION CERTIFICATE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
(Unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$155,429	$98,111	$413,892	$257,498
Revenues — related party	—	—	—	2,575

Total revenues	155,429	98,111	413,892	260,073
Cost of revenues	84,585	52,968	225,153	141,126

Gross profit	70,844	45,143	188,739	118,947
Selling, general and administrative expenses	35,889	22,861	94,614	59,624
Depreciation and amortization expense	4,083	3,008	11,776	8,397

Income from operations	30,872	19,274	82,349	50,926

Other income (expense):
Interest income	1,267	617	2,922	1,358
Other income (expense) — net	(252)	(21)	(31)	(120)
Split-off costs (See Note 2)	—	—	—	(2,010)

Total other income (expense)	1,015	596	2,891	(772)

Income before provision for income taxes	31,887	19,870	85,240	50,154
Provision for income taxes	(5,835)	(3,910)	(15,599)	(10,514)

Net income	$26,052	$15,960	$69,641	$39,640

Basic earnings per share(1)	$0.20	$0.13	$0.53	$0.32

Diluted earnings per share(1)	$0.18	$0.12	$0.49	$0.30

Weighted average number of common shares outstanding — Basic(1)	131,747	125,803	130,248	124,063

Dilutive effect of shares issuable as of period-end under stock option plans(1)	10,974	12,361	11,597	10,149

Weighted average number of common shares outstanding — Diluted(1)	142,721	138,164	141,845	134,212

Comprehensive income:
Net income	$26,052	$15,960	$69,641	$39,640
Foreign currency translation adjustments	(128)	292	177	422

Comprehensive income	$25,924	$16,252	$69,818	$40,062

(1)	Reflects a 2-for-1 stock split effected by a 100% stock dividend paid on June 17, 2004 (See Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in thousands, except par values)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$250,370	$194,221
Investment in short-term bank deposits	20,021	—
Trade accounts receivable, net of allowance of $1,261 and $989, respectively	86,781	52,253
Unbilled accounts receivable	16,952	9,543
Current tax asset	23,609	14,066
Other current assets	14,271	8,414

Total current assets	412,004	278,497
Property and equipment, net of accumulated depreciation of $43,086 and $34,168, respectively	70,075	58,438
Goodwill	5,603	4,477
Other intangible assets, net	14,627	16,436
Other assets	4,533	2,741

Total assets	$506,842	$360,589

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,739	$9,423
Accrued and other current liabilities	84,545	53,213

Total current liabilities	96,284	62,636
Deferred income taxes	16,449	23,883

Total liabilities	112,733	86,519

Commitments and Contingencies (See Note 7)
Stockholders’ equity: (See Notes 1 and 2)
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 325,000 shares authorized and 132,555 shares issued and outstanding at September 30, 2004, 200,000 shares authorized and 128,674 shares issued and outstanding at December 31, 2003(1)	1,326	1,286
Class B common stock, $.01 par value, no shares authorized at September 30, 2004, 25,000 shares authorized at December 31, 2003, none outstanding	—	—
Additional paid-in-capital(1)	167,992	117,811
Retained earnings	220,614	150,973
Accumulated other comprehensive income	4,177	4,000

Total stockholders’ equity	394,109	274,070

Total liabilities and stockholders’ equity	$506,842	$360,589

(1)	Reflects a 2-for-1 stock split effected by a 100% stock dividend paid on June 17, 2004 (See Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$69,641	$39,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,776	8,397
Split-off costs (See Note 2)	—	2,010
Provision for doubtful accounts	267	52
Deferred income taxes	(7,434)	2,949
Tax benefit related to option exercises	26,522	13,228
Changes in assets and liabilities:
Trade accounts receivable	(34,307)	(15,669)
Other current assets	(22,714)	(16,419)
Other assets	(1,539)	466
Accounts payable	2,316	(1,276)
Accrued and other liabilities	31,008	8,582

Net cash provided by operating activities	75,536	41,960

Cash flows from investing activities:
Purchases of property and equipment	(21,791)	(20,262)
Investment in short-term bank deposits	(43,351)	—
Proceeds from maturity of short-term bank deposits	23,033	—
Acquisition, net of cash acquired	(1,495)	(3,816)

Net cash used in investing activities	(43,604)	(24,078)

Cash flows from financing activities:
Proceeds from issued shares	23,699	18,197
Split-off costs (See Note 2)	—	(2,963)

Net cash provided by financing activities	23,699	15,234

Effect of currency translation on cash and cash equivalents	518	422

Increase in cash and cash equivalents	56,149	33,538
Cash and cash equivalents, beginning of year	194,221	126,211

Cash and cash equivalents, end of period	$250,370	$159,749

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (“Cognizant” or the “Company”) in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior period amounts have been restated to conform to the presentation of the Company’s financial statements for fiscal year 2004.

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

Note 2 — Split-Off from IMS Health and Related Party Transactions

     On February 13, 2003 (the “Split-Off Date”), IMS Health Incorporated (“IMS Health”) distributed all of the Cognizant Class B common stock that IMS Health owned (a total of 67,745,400 shares) in an exchange offer to IMS Health stockholders (the “Split-Off”). In connection with the Split-Off, Cognizant was obligated under the provisions of an Intercompany Agreement with IMS Health to pay certain costs associated with the Split-Off. During the nine months ended September 30, 2003, Cognizant incurred direct and incremental costs of $2,010 related to the Split-Off. This amount was in addition to the approximately $1,700, which was recorded in the fourth quarter of 2002. Such costs included direct legal, accounting, printing and other costs. In addition, costs incurred in the first quarter of 2003 include a non-cash charge of approximately $488 calculated in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”) related to the retention, acceleration and extended life of Cognizant common stock options by two former Directors of Cognizant who resigned on the Split-Off Date as a condition of the Split-Off. As of the Split-Off Date, such former Directors were Officers of IMS Health. Cognizant did not receive any proceeds from the IMS Health exchange offer.

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

     The Company has accounted for the acquisition as a business combination under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and has made a preliminary assessment of the allocation of the purchase price to the tangible and intangible assets and liabilities acquired. Based upon that preliminary assessment, the Company expects that the amortization of such intangible assets will not have a material effect on the Company’s results of operations. The operating results of Ygyan have been included in the unaudited condensed consolidated financial statements since the acquisition date. The Ygyan acquisition was not material to the Company’s consolidated results of operations, cash flows or financial condition.

Note 4 — Investment in Short-Term Bank Deposits

     The Company’s investments in bank deposits mature in less than one year. These short-term cash investments are valued at cost, which approximates fair value.

Note 5 — Income Taxes

     The Company’s Indian subsidiary, Cognizant India, is an export-oriented company, which under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of Cognizant India are attributable to export profits and are therefore currently substantially exempt from Indian income tax. These tax holidays began to expire in April 2004 and under current law will be completely phased out by March of 2009. The incremental Indian taxes related to the portion of the Indian tax holiday that expired in 2004 have been incorporated into the Company’s 2004 effective income tax rate. Such income taxes are estimated to be less than $10 million for 2004. The principal difference between the effective rates during the 2004 and 2003 periods and the Company’s United States federal statutory rate is the effect of the tax holiday in India.

Note 6 — Employee Stock-Based Employee Compensation Plans

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

     At September 30, 2004, the Company had four stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25. Except as noted below, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2004 and 2003, if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income as reported	$26,052	$15,960	$69,641	$39,640
Add: Stock-based compensation, net of tax benefit, included in net income	—	—	—	488

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax related benefits	(4,587)	(4,115)	(12,463)	(11,766)

Pro forma net income	$21,465	$11,845	$57,178	$28,362

Earnings per share:
As reported — basic	$0.20	$0.13	$0.53	$0.32
Pro forma — basic	$0.16	$0.09	$0.44	$0.23
As reported — diluted.	$0.18	$0.12	$0.49	$0.30
Pro forma — diluted	$0.15	$0.09	$0.40	$0.21

Note 7 — Commitments and Contingencies

     The Company has expanded its plans to construct additional fully-owned development centers to now include over 900,000 square feet as compared to previous plans, announced in December 2003, to add 600,000 square feet of space. The new facilities will be located in Chennai, Pune, Calcutta and Bangalore, India. The total construction expenditure related to this expanded program is estimated to be approximately $76,000, an increase of approximately $34,000, when compared to the expansion program announced in December 2003. As of September 30, 2004, the Company has entered into fixed capital commitments of $2,168 related to this India development center expansion program, of which $1,330 has been spent to date.

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

Note 8 — Segment Information

     The Company, operating globally, provides IT services for medium and large businesses. North American operations consist primarily of IT services in the United States and Canada. European operations consist of IT services principally in the United Kingdom, The Netherlands, Germany, Switzerland and Ireland. Asian operations consist of IT services principally in India, Singapore, Japan and Australia. The Company is managed on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by the Company’s chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, information about the Company’s operations and total assets in North America, Europe and Asia for the three and nine month periods ended September 30, 2004 and September 30, 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues(1)(2)
North America(3)	$133,453	$87,272	$358,209	$230,595
Europe	20,755	10,153	52,515	27,524
Asia	1,221	686	3,168	1,954

Consolidated	$155,429	$98,111	$413,892	$260,073

Operating income(1)
North America(3)	$26,578	$17,145	$72,359	$45,154
Europe	4,133	1,994	10,602	5,389
Asia	243	135	638	383
Other(4)	(82)	—	(1,250)	—

Consolidated	$30,872	$19,274	$82,349	$50,926

	As of	As of
	September 30,	December 31,
	2004	2003
Identifiable assets
North America(3)	$269,678	$203,168
Europe	30,805	26,045
Asia	206,359	131,376

Consolidated	$506,842	$360,589

(1)	Revenues and resulting operating income in this schedule are attributed to regions based upon customer location.

(2)	Application development and integration services represented approximately 47.0% and 42.4% of revenues during the three months ended September 30, 2004 and 2003, respectively and approximately 45.5% and 40.4% of revenues during the nine months ended September 30, 2004 and 2003, respectively. Application maintenance services represented approximately 53.0% and 57.6% of revenues during the three months ended September 30, 2004 and 2003, respectively and approximately 54.5% and 59.6% of revenues during the nine months ended September 30, 2004 and 2003, respectively.

(3)	Primarily relates to operations in the United States.

(4)	On June 29, 2004, the Company announced that it plans to wind-down operations at its development center located in Limerick, Ireland and close the facility by March 31, 2005. The costs associated with the closure of this facility have been disclosed separately since these costs were not allocated to a reporting segment in management’s internal reporting. The Company expects to incur during 2004 and 2005 incremental costs of approximately $1,500 associated with the closure of this facility. For the nine months ended September 30, 2004, the Company has recorded expenses of approximately $1,250 primarily for severance, retention bonuses and an obligation to repay funds previously received through local job grant programs and made payments of approximately $400 for severance and retention bonuses. Retention bonuses are being expensed over each eligible employee’s future service period. As of September 30, 2004, the Company had an accrual of approximately $850 for wind-down costs. Fixed assets related to this facility are not material and will be depreciated ratably through March 31, 2005. Approximately 50 employees are affected by the closure.

     During the three-month period ended September 30, 2004, JPMorgan Chase and another customer, each individually accounted for more than 10.0% of revenues and during the nine-month period ended September 30, 2004, JPMorgan Chase was the only customer to account for more than 10.0% of revenues. No customer accounted for more than 10.0% of revenues for the three and nine-month periods ended September 30, 2003.

Note 9 — Foreign Currency Forward Contract

     During July 2004, the Company entered into a foreign currency forward contract, with a six-month term and notional amount of $12,500, to sell the Indian Rupee for U.S. dollars. We have entered into this forward contract to manage a portion of the Company’s foreign currency risk related to Indian Rupee denominated asset balances, primarily cash investments, at our

Indian subsidiary, Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of Cognizant India’s financial statements into its functional currency, the U.S. dollar. Our objective is to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above.

     At the end of each accounting period, the foreign currency forward contract will be marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s unaudited condensed consolidated statement of income. At September 30, 2004, the fair value of the foreign currency forward contract was a liability of $149. For the three and nine-month periods ended September 30, 2004, the unrealized loss on the foreign currency forward contract has been recorded as part of aggregate foreign currency transaction losses of $259 and $39, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     During the three and nine months ended September 30, 2004, our revenue increased to $155.4 million and $413.9 million, respectively, compared to $98.1 million and $260.1 million for the three and nine months ended September 30, 2003. Net income increased to $26.1 million and $69.6 million, respectively or $0.18 and $0.49 per diluted share during the three and nine months ended September 30, 2004 compared to $16.0 million and $39.6 million, respectively or $0.12 and $0.30 per diluted share during the three and nine months ended September 30, 2003. Our revenue growth was driven by continued strong demand for our application management, and application development and integration services. Application management revenue increased by 45.6%, or approximately $25.8 million, from approximately $56.5 million during the three months ended September 30, 2003 to approximately $82.3 million during the three months ended September 30, 2004 and increased by 45.3%, or approximately $70.3 million, from approximately $155.1 million during the nine months ended September 30, 2003 to approximately $225.4 million during the nine months ended September 30, 2004. Application development and integration services increased by 75.8% and 79.6%, or approximately $31.5 million and $83.5 million, from approximately $41.6 million and $105.0 million during the three and nine months ended September 30, 2003 to approximately $73.1 million and $188.5 million during the three and nine months ended September 30, 2004. As of September 30, 2004, our number of active clients increased to 219 compared to 213 at June 30, 2004 and 153 at December 31, 2003. We anticipate that a significant portion of our revenue growth for the remainder of 2004 will come from an increased level of work at existing clients. We continue to see an increased level of interest for offshore services in Northern Europe. During the three months ended September 30, 2004, our operating margin increased to 19.9% compared to 19.6% for the three months ended September 30, 2003. This was consistent with our targeted operating margin range of 19% to 20% of total revenues. Currently, it is our intent to reinvest earnings in excess of our targeted operating margin range back into the business principally to expand our service capabilities and sales and marketing efforts.

     At September 30, 2004, we had cash and cash equivalents and short-term bank deposits of $270.4 million, an increase of $76.2 million compared to December 31, 2003. Our most recent building plans provide for construction of approximately 900,000 square feet of space in new fully-owned development centers located in Chennai, Pune, Calcutta and Bangalore, India. This supercedes our previous plans, announced in December 2003, which included 600,000 square feet of new space. Total construction costs related to this program are currently estimated to be approximately $76.0 million, which we expect to fund from current operations. We believe our financial condition will remain strong. In addition, we will continue to consider acquisitions of companies that can improve our capabilities in certain market niches or geographic areas.

     On June 29, 2004, we announced our plans to wind-down operations at our development center located in Limerick, Ireland and close the facility by March 31, 2005. We decided to close this facility due to the increased cost structure resulting from the significant appreciation in the value of the Euro against the US dollar since the facility was acquired in 2002. All work currently performed in this facility will be transferred to Cognizant’s operations in North America and India. Currently, we expect to incur during 2004 and 2005 incremental costs of approximately $1.5 million associated with the closure of this facility. For the nine months ended September 30, 2004, we have recorded expenses of approximately $1.3 million primarily for severance, retention bonuses and an obligation to repay funds previously received through local job grant programs and made payments of approximately $0.4 million for severance and retention bonuses. Approximately 50 employees are affected by the closure.

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

     Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten years with respect to Cognizant India’s export profits. Substantially all of the earnings of Cognizant India are attributable to export profits and are therefore currently entitled to a 100% exemption from Indian income tax. These tax holidays began to expire in April 2004 and, under current law, will be completely phased out by March of 2009. Prior to 2002, it was management’s intent to repatriate all accumulated earnings from India to the United States; accordingly, we provided for deferred income taxes on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, we intend to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas” we no longer accrue incremental U.S. taxes on all foreign earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of September 30, 2004, the amount of unrepatriated Indian earnings upon which no incremental U.S. taxes have been recorded is approximately $137.7 million. While we have no plans to do so, if such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings and may pay taxes at a substantially higher rate than the effective rate in 2004. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation or whether the amount of previously accrued deferred taxes on earnings recognized prior to 2002 will require adjustment.

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

     Risks. Most of our IT development centers, including a substantial majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our independent auditor to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting as of December 31, 2004 and for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Item 1 “Business - Additional Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended December 31, 2003 for discussion of additional risks that may affect our business, operations or financial results.

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

Results of Operations

     Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended September 30:

(Dollars in thousands)

		% of		% of
	2004	Revenues	2003	Revenues	Increase	% Increase
Revenues	$155,429	100.0%	$98,111	100.0%	$57,318	58.4%
Cost of revenues	84,585	54.4	52,968	54.0	31,617	59.7

Gross profit	70,844	45.6	45,143	46.0	25,701	56.9

		% of		% of
	2004	Revenues	2003	Revenues	Increase	% Increase
Selling, general and administrative	35,889	23.1	22,861	23.3	13,028	57.0
Depreciation and amortization	4,083	2.6	3,008	3.1	1,075	35.7

Income from operations	30,872	19.9	19,274	19.6	11,598	60.2

Other income (expense), net	1,015		596		419	70.3
Provision for income taxes	(5,835)		(3,910)		1,925	49.2

Net income	$26,052	16.8	$15,960	16.3	10,092	63.2

     Revenue. Revenue increased by 58.4%, or approximately $57.3 million, from approximately $98.1 million during the three months ended September 30, 2003 to approximately $155.4 million during the three months ended September 30, 2004. This increase resulted primarily from increased revenue from existing customers and revenue from new customers added since September 30, 2003, including acquisitions. Specifically, demand for application development and integration services increased significantly due to continued strength in our customers’ discretionary spending. In the third quarter of 2004, JPMorgan Chase and a second customer each individually accounted for sales in excess of 10% of revenues, while in the corresponding period of 2003 no customer accounted for sales in excess of 10% of revenues. This second customer is not expected to account for more than 10% of sales on a full-year basis for the year ended December 31, 2004.

     Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 59.7%, or approximately $31.6 million, from approximately $53.0 million during the three months ended September 30, 2003 to approximately $84.6 million during the three months ended September 30, 2004. The increase was due primarily to costs resulting from an increase in the number of our technical professionals from approximately 7,000 employees at September 30, 2003 to approximately 13,000 employees at September 30, 2004. The increased number of our technical professionals is a direct result of greater demand for our services. Our gross profit increased by 56.9%, or approximately $25.7 million, from approximately $45.1 million during the three months ended September 30, 2003 to approximately $70.8 million during the three months ended September 30, 2004.

     Gross profit margin decreased from 46.0% of revenues during the three months ended September 30, 2003 to 45.6% of revenues during the three months ended September 30, 2004. The decrease in gross profit margin was due primarily to the effect of a higher incentive compensation accrual in 2004 as compared to 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 54.5%, or approximately $14.1 million, from approximately $25.9 million during the three months ended September 30, 2003 to approximately $40.0 million during the three months ended September 30, 2004, and decreased as a percentage of revenue from 26.4% to 25.7%. The percentage decrease in such expenses was due primarily to leveraging of prior investment on our sales and marketing activities resulting in increased revenue growth partially offset by the effect of a higher incentive compensation accrual in 2004 as compared to 2003.

     Income from Operations. Income from operations increased 60.2%, or approximately $11.6 million, from approximately $19.3 million during the three months ended September 30, 2003 to approximately $30.9 million during the three months ended September 30, 2004, representing operating margins of 19.6% and 19.9% of revenues, respectively. The increase in operating margin was due primarily to the decrease in selling, general and administrative expenses, including depreciation and amortization, as a percentage of total revenues discussed above.

     Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency transaction gains or losses. Interest income increased from $0.6 million during the three months ended September 30, 2003 to approximately $1.3 million during the three months ended September 30, 2004 due primarily to higher invested cash balances and an increased portion of this balance held in foreign currencies which earn slightly higher interest rates.

     Provision for Income Taxes. The provision for income taxes increased from approximately $3.9 million during the three months ended September 30, 2003 to approximately $5.8 million during the three months ended September 30, 2004. The effective tax rate of 19.7% for the three months ended September 30, 2003 decreased to 18.3% for the three months ended September 30, 2004 primarily due to the non-deductible split-off costs recorded in 2003 and the effect of India’s replacement in 2003 of a dividend withholding tax on the shareholder with a corporate level dividend tax partially offset by the expiration in 2004 of the Indian tax holiday on export profits generated from one of our software development centers in India and the increase during 2004 of the corporate tax rate in India to approximately 36.6% from approximately 35.9%.

     Net Income. Net income increased from approximately $16.0 million for the three months ended September 30, 2003 to approximately $26.1 million for the three months ended September 30, 2004, representing 16.3% and 16.8% of revenues, respectively. The increase in net income as a percentage of revenues compared to the prior period was primarily due to the leveraging of our selling, general and administrative expenses and decrease in the effective income tax rate in 2004.

     Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003

     The following table sets forth, for the periods indicated, certain financial data expressed for the nine months ended September 30:

(Dollars in thousands)

		% of		% of
	2004	Revenues	2003	Revenues	Increase	% Increase
Revenues	$413,892	100.0%	$260,073	100.0%	$153,819	59.1%
Cost of revenues	225,153	54.4	141,126	54.3	84,027	59.5

Gross profit	188,739	45.6	118,947	45.7	69,792	58.7
Selling, general and administrative	94,614	22.9	59,624	22.9	34,990	58.7
Depreciation and amortization	11,776	2.8	8,397	3.2	3,379	40.2

Income from operations	82,349	19.9	50,926	19.6	31,423	61.7

Other income (expense), net	2,891		(772)		3,663
Provision for income taxes	(15,599)		(10,514)		5,085	48.4

Net income	$69,641	16.8	$39,640	15.2	30,001	75.7

     Revenue. Revenue increased by 59.1%, or approximately $153.8 million, from approximately $260.1 million during the nine months ended September 30, 2003 to approximately $413.9 million during the nine months ended September 30, 2004. This increase resulted primarily from increased revenue from existing customers and revenue from new customers added since September 30, 2003, including acquisitions. Specifically, demand for application development and integration services increased significantly due to continued strength in our customers’ discretionary spending. During the nine months ended September 30, 2004, JPMorgan Chase accounted for sales in excess of 10% of revenues, while in the corresponding period of 2003 no customer accounted for sales in excess of 10% of revenues.

     Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 59.5%, or approximately $84.0 million, from approximately $141.1 million during the nine months ended September 30, 2003 to approximately $225.2 million during the nine months ended September 30, 2004. The increase was due primarily to costs resulting from an increase in the number of our technical professionals from approximately 7,000 employees at September 30, 2003 to approximately 13,000 employees at September 30, 2004. The increased number of our technical professionals is a direct result of greater demand for our services. Our gross profit increased by 58.7%, or approximately $69.8 million, from approximately $119.0 million during the nine months ended September 30, 2003 to approximately $188.7 million during the nine months ended September 30, 2004.

     Gross profit margin decreased from 45.7% of revenues during the nine months ended September 30, 2003 to 45.6% of revenues during the nine months ended September 30, 2004. The decrease in gross profit margin was primarily due to the effect of a higher incentive compensation accrual in 2004 as compared to 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 56.4%, or approximately $38.4 million, from approximately $68.0 million during the nine months ended September 30, 2003 to approximately $106.4 million during the nine months ended September 30, 2004, and decreased as a percentage of revenue from 26.2% to 25.7%. The percentage decrease in such expenses was due to a decrease in depreciation and amortization expense as a percentage of revenues partially offset by the effect of a higher incentive compensation accrual in 2004 as compared to 2003.

     Income from Operations. Income from operations increased 61.7%, or approximately $31.4 million, from approximately $50.9 million during the nine months ended September 30, 2003 to approximately $82.3 million during the nine months ended September 30, 2004, representing operating margins of 19.6% and 19.9% of revenues, respectively. The increase in operating margin was due primarily to the decrease in depreciation and amortization expense discussed above.

     Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency transaction gains or losses and for the nine months ended September 30, 2003, non-recurring split-off costs of $2.0 million related to direct and incremental expenses (e.g., legal and accounting fees, printing and registration costs) incurred by us directly related to our split-off from IMS Health. Interest income increased from $1.4 million during the nine months ended September 30, 2003 to approximately $2.9 million during the nine months ended September 30, 2004. The increase in interest income is due primarily to higher invested cash balances and an increased portion of this balance held in foreign currencies which earn slightly higher interest rates.

     Provision for Income Taxes. The provision for income taxes increased from approximately $10.5 million during the nine months ended September 30, 2003 to approximately $15.6 million during the nine months ended September 30, 2004. The effective tax rate of 21.0% for the nine months ended September 30, 2003 decreased to 18.3% for the nine months ended September 30, 2004 primarily due to the non-deductible split-off costs recorded in 2003 and the effect of India’s replacement in 2003 of a dividend withholding tax on the shareholder with a corporate level dividend tax partially offset by the expiration in 2004 of the Indian tax holiday on export profits generated from one of our software development centers in India and the increase during 2004 of the corporate tax rate in India to approximately 36.6% from approximately 35.9%.

     Net Income. Net income increased from approximately $39.6 million for the nine months ended September 30, 2003 to approximately $69.6 million for the nine months ended September 30, 2004, representing 15.2% and 16.8% of revenues, respectively. The increase in net income as a percentage of revenues as compared to the prior period was primarily due to the absence in 2004 of the one-time non-recurring split-off costs referred to above and a lower effective income tax rate for 2004 compared to 2003.

Results by Business Segment

     Cognizant, operating globally, provides IT services for medium and large businesses. North American operations consist primarily of IT services in the United States and Canada. European operations consist of IT services principally in the United Kingdom, The Netherlands, Germany, Switzerland and Ireland. Asian operations consist of IT services principally in India, Singapore, Japan and Australia. We manage the company on a geographic basis. Accordingly, regional sales managers, sales managers, account managers, project teams and facilities are segmented geographically and decisions by our chief operating decision maker regarding the allocation of assets and assessment of performance are based on such geographic segmentation. In this regard, revenues are allocated to each geographic area based on the location of the customer.

     Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     The following table sets forth, for the periods indicated, operating results by geographic segment:

(Dollars in thousands)

	Three Months Ended
	September 30,
	2004	2003	Increase	% Increase
Revenues:
North America	$133,453	$87,272	$46,181	52.9%
Europe	20,755	10,153	10,602	104.4
Asia	1,221	686	535	78.0

Total revenue	$155,429	$98,111

Operating Income:
North America	$26,578	$17,145	$9,433	55.0%
Europe	4,133	1,994	2,139	107.3
Asia	243	135	108	80.0
Other(1)	(82)	—	(82)	—

Total operating income	$30,872	$19,274

(1)	Represents expenses recorded in the third quarter related to the wind-down of our development center in Limerick, Ireland. See Note 8 to the unaudited condensed consolidated financials statements.

North American Segment

     Revenue. Revenue increased by 52.9%, or approximately $46.2 million, from approximately $87.3 million during the third quarter of 2003 to approximately $133.5 million during the third quarter of 2004. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer’s internal IT costs, as well as sales and marketing activities directed at the U.S. market for our services.

     Income from Operations. Income from operations increased 55.0%, or approximately $9.4 million from approximately $17.2 million during the third quarter of 2003 to approximately $26.6 million during the third quarter of 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

     Revenue. Revenue increased by 104.4%, or approximately $10.6 million, from approximately $10.2 million during the third quarter of 2003 to approximately $20.8 million during the third quarter of 2004. The increase in revenue was attributable to the increased acceptance of our services, particularly in the United Kingdom and additional revenues related to the acquisition of Infopulse Nederland B.V, or Infopulse in the fourth quarter of 2003.

     Income from Operations. Income from operations increased 107.3%, or approximately $2.1 million, from approximately $2.0 million during the third quarter of 2003 as compared to approximately $4.1 million during the third quarter of 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments partially offset by weaker than expected performance at Infopulse.

Asian Segment

     Revenue. Revenue increased by 78.0%, or approximately $0.5 million, from approximately $0.7 million during the third quarter of 2003 to approximately $1.2 million during the third quarter of 2004. The increase in revenue was attributable to the increased acceptance of our services, particularly in Japan and Singapore, and the acquisition of Ygyan.

     Income from Operations. Income from operations increased 80%, or approximately $0.1 million, from approximately $0.1 million during the third quarter of 2003 as compared to approximately $0.2 million during the third quarter of 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

     Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003

     The following table sets forth, for the periods indicated, operating results by geographic segment:

(Dollars in thousands)

	Nine months Ended
	September 30,
	2004	2003	Increase	% Increase
Revenues:
North America	$358,209	$230,595	$127,614	55.3%
Europe	52,515	27,524	24,991	90.8
Asia	3,168	1,954	1,214	62.1

Total revenue	$413,892	$260,073

Operating Income:
North America	$72,359	$45,154	$27,205	60.2%
Europe	10,602	5,389	5,213	96.7
Asia	638	383	255	66.6
Other(1)	(1,250)	—	(1,250)	—

Total operating income	$82,349	$50,926

(1)	Represents expenses related to the wind-down of our development center in Limerick, Ireland. See Note 8 to the unaudited condensed consolidated financials statements.

North American Segment

     Revenue. Revenue increased by 55.3%, or approximately $127.6 million, from approximately $230.6 million during the nine months ended September 30, 2003 to approximately $358.2 million during the nine months ended September 30, 2004. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer’s internal IT costs, as well as sales and marketing activities directed at the U.S. market for our services.

     Income from Operations. Income from operations increased 60.2%, or approximately $27.2 million, from approximately $45.2 million during the nine months ended September 30, 2003 to approximately $72.4 million during the nine months ended September 30, 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

European Segment

     Revenue. Revenue increased by 90.8%, or approximately $25.0 million, from approximately $27.5 million during the nine months ended September 30, 2003 to approximately $52.5 million during the nine months ended September 30, 2004. The increase in revenue was attributable to the increased acceptance of our services, particularly in the United Kingdom and additional revenues related to the acquisition of Infopulse in the fourth quarter of 2003.

     Income from Operations. Income from operations increased 96.7%, or approximately $5.2 million, from approximately $5.4 million during the nine months ended September 30, 2003 as compared to approximately $10.6 million during the nine months ended September 30, 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments partially offset by weaker than expected performance at Infopulse.

Asian Segment

     Revenue. Revenue increased by 62.1%, or approximately $1.2 million, from approximately $2.0 million during the nine months ended September 30, 2003 to approximately $3.2 million during the nine months ended September 30, 2004. The increase in revenue was attributable to the increased acceptance of our services, particularly in Japan and Singapore, and the acquisition of Ygyan.

     Income from Operations. Income from operations increased 66.6%, or approximately $0.3 million, from approximately $0.4 million during the nine months ended September 30, 2003 as compared to approximately $0.6 million during the nine months ended September 30, 2004. The increase in operating income was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Liquidity and Capital Resources

     At September 30, 2004, we had cash and cash equivalents and short-term bank deposits of approximately $270.4 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of September 30, 2004, we had no third party debt and our working capital increased to $315.7 million compared to $215.9 million as of December 31, 2003. Accordingly, we do not anticipate any near-term liquidity issues.

     During 2004, the Indian income tax holiday related to one of our software development centers expired. Accordingly, in 2004, we began to accrue Indian income taxes on export profits generated by this one software development center. Such income taxes are expected to be less than $10 million for 2004.

     Net cash provided by operating activities was approximately $75.5 million during the nine months ended September 30, 2004 as compared to net cash provided by operating activities of approximately $42.0 million during the nine months ended September 30, 2003. This increase is primarily attributed to the higher level of net income during 2004 as compared to 2003 and the increase in accrued and other liabilities, partially offset by the increase in the trade accounts receivable as of September 30, 2004. Trade accounts receivable, net of allowance, increased from $52.3 million at December 31, 2003 to $86.8 million at September 30, 2004. The increase in trade accounts receivable during 2004 was due primarily to increased revenue, higher number of days sales outstanding and the timing of billings during the calendar year. We monitor turnover, aging and the collection of accounts receivable through the use of management reports, which are prepared on a customer basis and evaluated by our finance staff. At September 30, 2004, our days’ sales outstanding, including unbilled receivables, was approximately 61 days compared to approximately 53 days at December 31, 2003.

     Our investing activities used net cash of approximately $43.6 million for the nine months ended September 30, 2004 as compared to net cash used of approximately $24.1 million for the same period in 2003. The increase in 2004 as compared to 2003 primarily relates to the investment of a portion of our cash balances in short-term bank deposits to achieve a higher return on invested balances.

     Our financing activities generated net cash of approximately $23.7 million for the nine months ended September 30, 2004 as compared to $15.2 million for the same period in 2003. The increase in net cash provided by financing activities was primarily related to increased cash proceeds from the exercise of stock options as compared to the prior year and the absence in 2004 of the payments of non-recurring split-off costs.

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

     During July 2004, we entered into a foreign currency forward contract, with a six-month term and notional amount of $12.5 million, to sell the Indian Rupee for U.S. dollars. We have entered into this forward contract to manage a portion of our foreign currency risk related to Indian Rupee denominated asset balances, primarily cash investments, at our Indian subsidiary, Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of the Cognizant India’s financial statements into its functional currency, the U.S. dollar. Our objective is to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above. The forward contract is marked to market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on our unaudited condensed consolidated statement of income.

     Other than the aforementioned forward contract, we have not engaged in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Commitments and Contingencies

     We have expanded our plans to construct additional fully-owned developments centers to now include over 900,000 square feet of new space as compared to previous plans, announced in December 2003, to add 600,000 square feet of space. The new facilities will be located in Chennai, Pune, Calcutta and Bangalore, India. Total construction costs related to this program are expected to be approximately $76.0 million, which we expect to fund internally. As of September 30, 2004, we have entered into fixed capital commitments of approximately $2.2 million related to this India development center expansion program, of which approximately $1.3 million has been spent to date.

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

Related Party Transactions

     As described in Note 2 to the unaudited condensed consolidated financial statements, on February 13, 2003, referred to as the Split-Off Date, IMS Health distributed all of the Cognizant Class B common stock that IMS Health owned in an exchange offer to IMS Health stockholders, referred to as the Split-Off. As a result of the Split-Off, IMS Health is no longer a related party as of the Split-Off Date. Accordingly, our revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. During the nine months ended September 30, 2003, we recognized related party revenues from IMS Health totaling approximately $2.6 million and incurred costs of approximately $28,000 related to services provided to us by IMS Health.

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

     We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian Rupee. Accordingly, we periodically evaluate the need for hedging strategies to mitigate the effect of foreign currency fluctuations. During July 2004, we entered into a foreign currency forward contract, with a six-month term and notional amount of $12.5 million, to sell the Indian Rupee for U.S. dollars. We may continue to enter into such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. Other than the aforementioned forward contract, we have not engaged in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

     We believe that we do not have exposure to material market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. We do not believe that we have any other material exposure to market risks associated with interest rates.

Item 4.	Controls and Procedures.

     Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit No.	Description
10.1	Form of Stock Option Certificate

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation
Date: November 8, 2004	By:	/s/ Lakshmi Narayanan
Lakshmi Narayanan,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2004	By:	/s/ Gordon Coburn
Gordon Coburn,
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)