Form 10-K
period 2004-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2005-03-16
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission File Number 0-24429

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3728359

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Glenpointe Centre West, Teaneck, New Jersey	07666

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 801-0233

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.01 par value per share

(Title of Class)

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2004, based on $25.41 per share, the last reported sale price on the NASDAQ National Market on that date, was $3,322,432,587.

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of March 11, 2005 was 134,928,346 shares.

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

Overview

     Cognizant Technology Solutions Corporation is a leading provider of custom information technology (“IT”) services related to IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in North America and Europe. Our core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. We provide the IT services we offer using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located primarily in India.

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

•	e-business and e-commerce applications;

•	data warehousing;

•	customer and supply chain management; and

•	middleware/enterprise application integration.

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

     Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. The effective use of offshore personnel can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and more flexible scheduling. Certain developing countries, particularly India, have a large talent pool of highly qualified technical professionals that can provide high quality IT services at a lower cost. India is a leader in IT services, and is regarded as having one of the largest pools of IT talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing, integration and maintenance, as well as technology consulting and infrastructure management. India’s services and software exports have grown from approximately $10 billion for the fiscal year ended March 31, 2003 to approximately $13 billion for the fiscal year ended March 31, 2004, as estimated by the National Association of Software and Services Companies (NASSCOM) in India. NASSCOM forecasts that exports from India should reach approximately $18 billion for the fiscal year ended March 31, 2005.

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

Our Solution

     We believe that we have developed an effective integrated on-site/offshore business model, and that this business model will be a critical element of our continued growth. To support this business model, at December 31, 2004, we employed over 14,000 IT professionals globally. We have also established facilities, technology and communications infrastructure in order to support our business model. By basing certain technical operations in India, we have access to a large pool of skilled, English-speaking IT professionals. These IT professionals provide high quality services to our customers at costs significantly lower than services sourced exclusively in developed countries. Our strengths, which we believe differentiate us from other IT service providers, include the following:

     Established and Scalable Proprietary Processes. We have developed proprietary methodologies for integrating on-site and offshore teams to facilitate cost-effective, on-time delivery of high-quality projects. These methodologies comprise our proprietary Q*VIEW software engineering process, which is available to all on-site and offshore programmers. We use this ISO 9001:2000 certified process to define and implement projects from the design, development and deployment stages through on-going application maintenance. For most projects, Q*VIEW is used as part of an initial setting up of processes that allows us to define the scope and risks of the project and subdivide the project into smaller phases with frequent deliverables and feedback from customers. We also use our Q*VIEW process to detect, mitigate and correct possible quality defects and to establish appropriate contingencies for each project. In order to ensure implementation of the quality process, we assign a quality facilitator to each project who reports to a centralized quality assurance and software engineering group. This group performs, on a sample basis, quality audits, deliverables verifications, metrics collection and analysis, which are used to improve processes and methodologies. These processes and methodologies have proven to be scalable, as we have significantly increased the number of offshore development centers, customers and projects. In addition, all of our principal development centers have been assessed by KPMG at Level 5 (the highest possible rating) of both the Capability Maturity Model and the Capability Maturity Model Integration of the Software Engineering Institute at Carnegie Mellon University, which are widely recognized means of measuring the quality and maturity of an organization’s software development and maintenance processes. In addition, all of our principal development centers have been certified by the STQC Directorate Ministry of Communications and Information Technology, Government of India (the accreditation authority for companies in India) under the internationally recognized BS 7799 Part 2:2002 Information Security Standards, a comprehensive set of controls comprising best practices in information security and business continuity planning. Our quality management system has also been certified by KPMG to International Standard ISO 9001:2000 of the International Organization for Standardization, an internationally recognized standard for quality management systems directed to the achievement of business results, including satisfaction of customers and others.

     Highly Skilled Workforce. Our managers and senior technical personnel provide in-depth project management expertise to customers. To maintain this level of expertise, we have placed significant emphasis on recruiting and training our workforce of highly skilled professionals. We have over 1,000 project managers and senior technical personnel around the world, many of whom have significant work experience in the United States and Europe. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide five months of combined classroom and on-the-job training to newly hired programmers, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff. We were recently assessed by KPMG at Level 5 (the highest possible rating) of the People Capability Maturity Model (P-CMM) of the Software Engineering Institute at Carnegie Mellon University, a widely recognized means of implementing best current practices in fields such as human resources, knowledge management, and organizational development which improves our processes for managing and developing our workforce and addressing critical people issues.

     Research and Development and Competency Centers. We have project experience and expertise across multiple architectures and technologies, and have made significant investments in our competency centers and in research and development to keep abreast of the latest technology developments. Most of our programmers are trained in multiple technologies and architectures. As a result, we are able to react to customers’ needs quickly and efficiently redeploy programmers to different technologies. In order to develop and maintain this flexibility, we have made a substantial investment in our competency centers where the experience gained from particular projects and research and development efforts is leveraged across our entire organization. In addition, through our investment in research and development activities and the continuing education of our technical personnel, we enlarge our knowledge base and develop the necessary skills to keep pace with emerging technologies. We believe that our ability to work in new technologies allows us to foster long-term relationships by having the capacity to continually address the needs of both existing and new customers.

     Well-Developed Infrastructure. Our extensive facilities, technology and communications infrastructure facilitate the seamless integration of our on-site and offshore workforces. This is accomplished by permitting team members in different locations to access common project information and to work directly on customer projects. This infrastructure allows for:

•	rapid completion of projects;

•	highest level of quality;

•	off-peak use of customers’ technological resources; and

•	real-time access to project information by the on-site account manager or the customer.

     International time differences enable our offshore teams located in India to access a customer’s computing facilities located in North America and Europe during off-peak hours. This ability to perform services during off-peak hours enables us to complete projects more rapidly and does not require our customers to invest in duplicative hardware and software. In addition, for large projects with short time frames, our offshore facilities allow for parallel processing of various development phases to accelerate delivery time. In addition, we can deliver services more rapidly than some competitors without an offshore labor pool because our lower labor costs enable us to cost-effectively assign more professionals to a project.

Business Strategies

     Our objectives are to maximize stockholder value and enhance our position as a leading provider of custom IT design, development, integration and maintenance services. We implement the following core strategies to achieve these objectives:

     Further Develop Long-Term Customer Relationships. We have strong long-term strategic relationships with our customers and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our customers’ chief information officers, or other IT decision makers, by offering a wide array of cost-effective high quality services. Over 90% of our revenues in the year ended December 31, 2004, were derived from customers who had been using our services for one year or more. We also seek to leverage our experience with a customer’s IT systems into new business opportunities. Knowledge of a customer’s IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional development and maintenance projects from that customer.

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

     Expand Domestic and International Geographic Presence. As we expand our customer base, we plan to open additional sales and marketing offices in the United States and internationally. It is expected that this expansion will facilitate sales and service to existing and new customers. We have established sales and marketing offices in Atlanta, Chicago, Dallas, Minneapolis, Phoenix, Los Angeles, San Francisco and Teaneck. In addition, we have been pursuing market opportunities internationally through our offices in Toronto, London, Frankfurt, Zurich, Amsterdam, Tokyo and Singapore.

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

Services

     We provide a broad range of IT services, including:

Summary Description
Application Design, Development, Integration and Re-engineering	Define customer requirements, write specifications and design, develop, test and integrate software across multiple platforms including Internet technologies. Modify and test applications to enable systems to function in new operating environments.

Application Maintenance	Support some or all of a customer’s applications ensuring that systems remain operational and responsive to changing user requirements, and to provide on-going enhancement as required by the customer.

     We use our Q*VIEW software engineering process, our on-site and offshore business model and well-developed technology and communications infrastructure to deliver these services.

     Application Design Development, Integration and Re-engineering Services. We follow either of two alternative approaches to application development and integration:

•	full life-cycle application development, in which we assume start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

•	cooperative development, in which our employees work with a customer’s in-house IT personnel to jointly analyze, design, implement, test and integrate new systems.

     In both cases, our on-site team members work closely with the end-users of the application to define requirements and develop specifications. Detailed design, implementation and testing are generally performed offshore at our seventeen IT development centers located in India, as well as our development centers in Phoenix and Toronto. In addition, we maintain an on-site presence at each customer location in order to address evolving customer needs and resulting changes to the project.

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

     Application Maintenance Services. We provide services to help ensure that a customer’s core operational systems are free of defects and responsive to the customer’s changing needs. As part of this process, we are often able to introduce product and process enhancements and improve service levels to customers requesting modifications and on-going support.

     Our on-site/offshore business model enables us to provide a range of rapid response and cost-effective support services to our customers. Our on-site team members often provide help-desk services at the customer’s facility. These team members typically carry pagers in the event of an emergency service request and are available to quickly resolve customer problems from remote locations. In the case of more complex maintenance services, including modifications, enhancements and documentation, which typically have longer turnaround times, we take full advantage of our offshore resources to develop solutions more cost-effectively than would be possible relying on higher cost local professionals. The services provided by our offshore team members are delivered to customers using satellite and fiber-optic telecommunications.

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

     We seek to anticipate the operational environment of customer’s IT systems as we design and develop such systems. We also offer diagnostic services to customers to assist them in identifying shortcomings in their IT systems and optimizing the performance of their systems.

Sales and Marketing

     We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our Teaneck headquarters and our business development offices in Atlanta, Chicago, Dallas, Minneapolis, Phoenix, Los Angeles, San Francisco, Teaneck, London, Amsterdam, Frankfurt, Zurich, Toronto, Tokyo and Singapore. At December 31, 2004, we had approximately 30 direct sales persons and over 150 account managers. The sales and marketing group works with our technical team as the sales process moves closer to the customer’s selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

•	define the scope, deliverables, assumptions and execution strategies for a proposed project;

•	develop project estimates;

•	prepare pricing and margin analyses; and

•	finalize sales proposals.

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

Customers

     The number of customers served by us has increased significantly in recent years. As of December 31, 2004, 2003 and 2002, we were providing services to 233 customers, 153 customers and 115 customers, respectively.

     For the year ended December 31, 2004, we derived our revenues from the following business segments: 49.5% from financial related services, 19.8% from healthcare services, 18.0% from retail/manufacturing/logistics and 12.7% from other segments.

     We provide services either on a time-and-material basis or on the basis of an agreed fixed bid. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year. Approximately 13.7% of our revenues in the fiscal year ended December 31, 2004 were generated from JPMorgan Chase.

     Our customers include:

ACNielsen Corporation	First Data Corporation
ADP, Incorporated	IMS Health Incorporated
Brinker International, Incorporated	JP Morgan Chase
CCC Information Services Incorporated	Metropolitan Life Insurance Company
Computer Sciences Corporation	Royal & SunAlliance USA
The Dun & Bradstreet Corporation	United Healthcare

     Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2004	2003	2002
Percent of revenues from top five customers	38%	36%	38%
Percent of revenues from top ten customers	52%	54%	54%
Revenues under fixed-bid contracts as a percent of revenues	24%	26%	25%

Competition

     The intensely competitive IT services market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

•	systems integration firms;

•	contract programming companies;

•	application software companies;

•	Internet solutions providers;

•	the professional services groups of computer equipment companies; and

•	facilities management and outsourcing companies.

     Our most direct competitors include, among others, Infosys Technologies, Tata Consultancy Services and WIPRO, which utilize an integrated on-site/offshore business model comparable to that used by us. We also compete with large IT service providers with greater resources, such as Accenture, Electronic Data Systems and IBM Global Services, who have announced their intentions to develop more offshore capabilities to lower their cost structure. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate.

     Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do. The principal competitive factors affecting the markets for our services include:

•	performance and reliability;

•	quality of technical support, training and services;

•	responsiveness to customer needs;

•	reputation, experience and financial stability; and

•	competitive pricing of services.

     We rely on the following to compete effectively:

•	a well developed recruiting, training and retention model;

•	a successful service delivery model;

•	a broad referral base;

•	continual investment in process improvement and knowledge capture;

•	investment in research and development;

•	continued focus on responsiveness to customer needs, quality of services, competitive prices; and

•	project management capabilities and technical expertise.

Intellectual Property

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

     Pursuant to a license agreement with IMS Health, all rights to the “Cognizant’’ name and certain related trade and service marks were transferred to us in July 1998. As of December 31, 2004, we held three trademark registrations in the United States and had four pending trademark applications in India. In addition, as of December 31, 2004, we held 232 other trademark registrations in 57 other countries.

Employees

     At December 31, 2004, we employed a total of approximately 15,300 persons, including over 3,000 persons on a full-time basis in various locations throughout North America. We also employed over 400 persons on a full-time basis in various locations throughout Europe, principally in the United Kingdom, and over 11,500 persons on a full-time basis in our offshore IT development centers in India. None of our employees are subject to a collective bargaining arrangement. We consider our relations with our employees to be good.

     Our future success depends to a significant extent on our ability to attract, train and retain highly skilled IT development professionals. In particular, we need to attract, train and retain project managers, programmers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the United States and in India with the advanced technological skills necessary to perform the services we offer. We have an active recruitment program in India, and have developed a recruiting system and database that facilitates the rapid identification of skilled candidates. During the course of the year, we conduct extensive recruiting efforts at premier colleges and technical schools in India. We evaluate candidates based on academic performance, the results of a written aptitude test measuring problem-solving skills and a technical interview. In addition, we have an active lateral recruiting program in North America, Europe and India. A substantial majority of the personnel on most on-site teams and virtually all the personnel staffed on offshore teams is comprised of Indian nationals.

     Our senior project managers are hired from leading consulting firms in the United States and India. Our senior management and most of our project managers have experience working in the United States and Europe. This enhances our ability to attract and retain other professionals with experience in the United States. We have also adopted a career and education management program to define our employees’ objectives and career plans. We have implemented an intensive orientation and training program to introduce new employees to the Q*VIEW software engineering process, our other technologies and our services.

Our Executive Officers

     The following table identifies our current executive officers:

		Capacities in	In Current
Name	Age	Which Served	Position Since
Lakshmi Narayanan(1)	52	President and Chief Executive Officer	2003

Francisco D’Souza(2)	36	Chief Operating Officer	2003

Gordon Coburn(3)	41	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2003

		Capacities in	In Current
Name	Age	Which Served	Position Since
Ramakrishnan Chandrasekaran(4)	47	Executive Vice President & Managing Director	2004

(1)	Lakshmi Narayanan was elected Chief Executive Officer in December 2003. Mr. Narayanan has served as our President since March 1998. Mr. Narayanan joined our Indian subsidiary as Chief Technology Officer in 1994 and was elected President of such subsidiary on January 1, 1996. Prior to joining us, from 1975 to 1994, Mr. Narayanan was the regional head of Tata Consultancy Services, a large consulting and software services company located in India. Mr. Narayanan holds a Bachelor of Science degree, a Master of Science degree and a Management degree from the Indian Institute of Science.

(2)	Francisco D’Souza was elected Chief Operating Officer in December 2003. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D’Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D’Souza was employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D’Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D’Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D’Souza holds a Bachelor of Business Administration degree from the University of East Asia and a Master of Business Administration degree from Carnegie-Mellon University.

(3)	Gordon Coburn was elected Executive Vice President in December 2003. Mr. Coburn continues to serve as our Chief Financial Officer, Treasurer and Secretary, positions he has held since his election in March 1998. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director – Group Finance & Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College.

(4)	Ramakrishnan Chandrasekaran was elected Executive Vice President and Managing Director in January 2004. Prior to that, from November 1999 to January 2004, he served as our Senior Vice President responsible for the ISV relationships, key alliances, capacity growth, process initiatives, business development and offshore delivery. Mr. Chandrasekaran joined us as Assistant Vice President in December 1994, before getting promoted to Vice President in January 1997. Mr. Chandrasekaran has more than 20 years of experience working in the IT services industry. Prior to joining us, Mr.

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

     On February 13, 2003, IMS Health distributed all of our Class B common stock that IMS Health owned in an exchange offer to its stockholders. There was no impact on the number of our total shares outstanding upon the completion of the exchange offer.

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

     On April 12, 2004, the Board of Directors declared a conditional two-for-one stock split to be effected by a 100% stock dividend payable on June 17, 2004 to stockholders of record as of May 27, 2004. The stock split was subject to stockholder approval which was obtained on May 26, 2004 and, as a result, the stock dividend was paid on June 17, 2004 to stockholders of record as of May 27, 2004.

     This stock split, as well as our other stock splits, have been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of common shares and per share information were restated. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options. Stockholder equity accounts were restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital account to the common stock accounts.

Available Information

     We make available the following public filings with the Securities and Exchange Commission (the “SEC”) free of charge through our Web site at www.cognizant.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC:

•	our Annual Reports on Form 10-K and any amendments thereto;

•	our Quarterly Reports on Form 10-Q and any amendments thereto; and

•	our Current Reports on Form 8-K and any amendments thereto.

     In addition, we make available our code of business conduct and ethics free of charge through our Web site. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the Nasdaq National Market by filing such amendment or waiver with the Securities and Exchange Commission and posting it on our Web site.

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

     We intend to continue to develop and expand our offshore facilities in India where, as of December 31, 2004, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

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

     In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities, including us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, India’s central and state governments remain significantly involved in the Indian economy as regulators. The elimination of any of the benefits realized by us from our Indian operations could have a material adverse effect on our business, results of operations and financial condition.

     Our international sales and operations are subject to many uncertainties.

     Revenues from customers outside North America represented 13%, 12% and 13% of our revenues for the years ended December 31, 2004, 2003 and 2002, respectively. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

We face intense competition from other IT service providers.

     The intensely competitive IT professional services market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

•	systems integration firms;

•	contract programming companies;

•	application software companies;

•	Internet solutions providers;

•	the professional services groups of computer equipment companies; and

•	facilities management and outsourcing companies.

     The market also includes numerous smaller local competitors in the various geographic markets in which we operate. Our direct competitors who use the on-site/offshore business model include, among others, Infosys Technologies, Tata Consultancy Services and WIPRO. In addition, many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do. Some of these larger competitors, such as Accenture, Electronic Data Systems and IBM Global Services, have offshore operations. We cannot assure you that we will be able to sustain our current levels of profitability or growth as competitive pressures, including competition for skilled IT development professionals and pricing pressure from competitors employing an on-site/offshore business model, increase.

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

     The H-1 B visa classification enables U.S. employers to hire qualified foreign workers in positions which require an education at least equal to a U.S. Baccalaureate Degree in specialty occupations such as IT systems engineering and systems analysis. The H-1 B visa usually permits an individual to work and live in the United States for a period of up to six years. There is a limit on the number of new H-1 B petitions that U.S. Citizenship and Immigration Services (“CIS,” one of the successor agencies to the Immigration and Naturalization Service) may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1 B visas necessary to bring foreign employees to the United States. In the current federal fiscal year, the limit is 65,000. This cap has been reached as of October 1, 2004. New H-1 B petitions may not be filed until April 1, 2005, and these petitions must be for positions beginning no earlier than October 1, 2005. However, as a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1 B visa classification. Higher users of the H-1 B visa program are often subject to investigations by the Wage and Hour Division of the U.S. Department of Labor. A finding by the U.S. Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1 B classification may result in a bar on future use of the H-1 B program.

     We also regularly transfer employees of our subsidiary in India to the United States to work on projects and at client sites, using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related U.S. companies such as a parent, subsidiary, affiliate, joint venture or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre-approved by the CIS, thus enabling individual L-1 applications to be presented directly to a U.S. consular post abroad rather than undergoing the pre-approval process in the United States. In recent years, both the U.S. consular posts that review initial L-1 applications and the CIS offices, which adjudicate extensions of L-1 status, have become more restrictive with respect to this category. As a result, the rate of refusals of initial L-1 applications and of extension denials has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by U.S. consular posts around the world have caused major delays in visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

     On December 8, 2004, President Bush signed the FY 2005 Omnibus Appropriations Act. This legislation contained several important changes to the laws governing L-1 visa holders. All of the changes take effect on June 8, 2005. Under one provision of the new law, all L applicants, including those brought to the U.S. under a Blanket Program, must have worked abroad with the related company for one full year in the prior three years. The provision allowing Blanket L applicants who had worked abroad for the related company for six months during the qualifying three-year period has been revoked. In addition, L-1B holders (intracompany transferees with specialized company knowledge) may not be primarily stationed at the work site of another employer if the L-1B holder will be controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

     As to the other new provisions of the L-1 law, Cognizant does not place L-1B workers at third party sites where they are under the supervision of a different employer, nor does Cognizant place L-1B holders at third party sites in an arrangement to provide labor for the third party, without providing a service involving Cognizant’s specialized knowledge. However, it is not yet clear how the U.S. Department of State and Citizenship and Immigration Services will interpret these provisions of the new law. If these provisions are interpreted in a very restrictive fashion, this could impair our ability to staff our projects in the U.S. with resources from our entities abroad.

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

     Immigration and work permit laws and regulations in the United States, the United Kingdom and other countries is subject to legislative and administrative changes as well as changes in the application of standards and enforcement. Immigration and work permit laws and regulation can be significantly affected by political forces and levels of economic activity. Our international expansion strategy and our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with IT professionals who are not citizens of the country where the work is to be performed.

     Potential anti-outsourcing legislation could adversely affect our business, financial condition and results of operations and impair our ability to service our customers.

     The issue of outsourcing of services abroad by American companies is a topic of political discussion in the United States. Measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and in as many as one-half of the state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the intensifying debate over this issue, the introduction of such legislation is possible. If introduced, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by federal government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives or intellectual property transfer restrictions. In the event that any such measures become law, our business, financial condition and results of operations could be adversely affected and our ability to service our customer could be impaired.

     Hostilities involving the United States could adversely affect our business, financial condition and results of operations and impair our ability to service our customers.

     Hostilities involving the United States, or military or travel disruptions and restrictions affecting our employees, could materially adversely affect our operations and our ability to service our customers. As of December 31, 2004, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

     We have entered into non-competition agreements with all of our executive officers. There can be no assurance, however, that the restrictions in these agreements prohibiting the executive officers from engaging in competitive activities are enforceable. Further, substantially all of our professional non-executive staff are not covered by agreements that would prohibit them from working for our competitors. If any of our key professional personnel leaves our employment and joins one of our competitors, our business could be adversely affected.

     Our earnings may be adversely affected if we change our intent not to repatriate earnings in India.

     Prior to January 1, 2002, it was our intent to repatriate all accumulated earnings from India to the United States. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, we generally have used Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas,” we no longer have to accrue incremental United States taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent on repatriating Indian earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than the effective rate in 2004. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

     A significant portion of our projects are on a fixed-price basis, subjecting us to the risks associated with cost over-runs and operating cost inflation.

     We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price contracts accounting for approximately 24% and 26% of our revenues for the years ended December 31, 2004 and 2003, respectively. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. We bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

     Approximately 38%, 36% and 38% of our revenues in years ended December 31, 2004, 2003 and 2002, respectively, were generated from our top five customers. Approximately 13.7% of our revenues in the fiscal year ended December 31, 2004 were generated from JPMorgan Chase. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

     We historically have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

•	the number, timing, scope and contractual terms of IT development and maintenance projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects; and

•	general economic conditions.

     In addition, our future revenues, operating results and margins may fluctuate as a result of:

•	changes in pricing in response to customer demand and competitive pressures;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates;

•	the timing of collection of accounts receivable; and

•	changes in domestic and international income tax rates and regulations.

     A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of our projects or in employee wage levels and utilization rates may cause significant variations in our operating results in any particular quarter, and could result in losses. Any significant shortfall of revenues in relation to our expectations, any material reduction in utilization rates for our professional staff or variance in the on-site, offshore staffing mix, an unanticipated termination of a major project, a customer’s decision not to pursue a new project or proceed to succeeding stages of a current project or the completion during a quarter of several major customer projects could require us to pay underutilized employees and could therefore have a material adverse effect on our business, results of operations and financial condition.

     As a result of these factors, it is possible that in some future periods, our revenues and operating results may be significantly below the expectations of public market analysts and investors. In such an event, the price of our common stock would likely be materially and adversely affected.

     We may not be able to sustain our current level of profitability.

     Our gross margin of 45.5% and 45.8%, and our operating margin of 20.0% and 19.6%, for the years ended December 31, 2004 and 2003, respectively, may decline if we experience declines in demand and pricing for our services. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure and obtaining price increases, there can be no assurance that we will be able to continue to do so in the future.

     Liability claims could have a material adverse effect on our business.

     Many of our engagements involve projects that are critical to the operations of our customers’ businesses and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit by contract our liability for damages arising from negligent acts, errors, mistakes or omissions in rendering our IT development and maintenance services, there can be no assurance that any contractual limitations on liability will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations and financial condition.

     We may have potential liability arising from the IMS Health exchange offer in the event that we breach any of our representations in connection with the Distribution Agreement entered into with IMS Health.

     We entered into a Distribution Agreement, dated January 7, 2003, with IMS Health (the “Distribution Agreement”), that provides, among other things, that IMS Health and we will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding U.S. federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, we agreed to indemnify IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach of the representations that we made and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. If we breach any of our representations in connection with the Distribution Agreement, the related indemnification liability could have a material adverse effect on our results of operations, financial position and cash flows.

     We may be subject to legacy Dun & Bradstreet liabilities that could have an adverse effect on our results of operations and financial condition.

     In 1996, The Dun & Bradstreet Corporation, now known as R.H. Donnelly Corporation, split itself into three separate companies: The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation. In connection with the split-up transaction, The Dun & Bradstreet Corporation, Cognizant Corporation (renamed Nielsen Media Research), of which Cognizant Technology Solutions Corporation was once a part, and AC Nielsen Corporation (now a subsidiary of the Dutch company VNU N.A.) entered into a distribution agreement. In the 1996 distribution agreement, each party assumed the liabilities relating to the businesses allocated to it and agreed to indemnify the other parties and their subsidiaries against those liabilities and certain other matters. The 1996 distribution agreement also prohibited each party thereto from distributing to our stockholders any business allocated to it unless the distributed business delivered undertakings agreeing to be jointly and severally liable to the other parties under the 1996 distribution agreement for the liabilities of the distributing parent company under the 1996 distribution agreement. IMS Health made such undertaking when it was spun off by Nielsen Media Research in 1998 and, accordingly, IMS Health and Nielsen Media Research are jointly and severally liable to R.H. Donnelly and ACNielsen for Cognizant Corporation obligations under the terms of the 1996 distribution agreement. IMS Health has requested similar undertakings from Cognizant Technology Solutions Corporation as a condition to the distribution of our shares in the exchange offer. IMS Health is obligated to procure similar undertakings from Cognizant Technology Solutions Corporation to Nielsen Media Research and Synavant Inc. with respect to liabilities allocated to IMS Health in connection with Nielsen Media Research’s spin-off of IMS Health and IMS Health’s spin-off of Synavant Inc. In connection with the exchange offer, Cognizant Technology Solutions Corporation has given these undertakings and, as a result, Cognizant Technology Solutions Corporation may be subject to claims in the future in relation to legacy liabilities.

     One possible legacy liability arises from a pending antitrust action filed by Information Resources Inc. in 1996, which names as joint defendants all parties to the 1996 distribution agreement. Information Resources’ complaint alleges damages in excess of $350 million, which amount it has asked to be trebled, plus punitive damages. ACNielsen Corporation agreed in connection with the 1996 distribution agreement to assume any and all liabilities resulting from the Information Resources claim to the extent that ACNielsen remains financially viable. In connection with VNU’s acquisition of ACNielsen in 2001, VNU was required to assume this liability and to be included with ACNielsen for purposes of determining the amount that can be paid by ACNielsen in respect of any claim. IMS Health and Nielsen Media Research, Inc., successors to Cognizant Corporation, have agreed to share liabilities in excess of the amount ACNielsen is required to pay under the 1996 distribution agreement in respect of this claim on a 50-50 basis with The Dun & Bradstreet Corporation (subsequently separated into The Dun & Bradstreet Corporation and Moody’s Corporation). IMS Health and Nielsen Media Research, Inc. further agreed to share their portion of the liabilities in relation to the Information Resources action on a 75-25 basis, subject to Nielsen Media Research, Inc.’s liability in respect of the Information Resources action and certain other contingent liabilities being capped at $125 million. Pursuant to our undertaking, Cognizant Technology Solutions Corporation could be held liable for those amounts that VNU, IMS Health, Nielsen Media Research, Inc., and The Dun & Bradstreet Corporation and their successors are unable or unwilling to pay.

     Other claims have arisen in the past and may arise in the future under the 1996 distribution agreement or the distribution agreements relating to Nielsen Media Research’s spin-off of IMS Health and IMS Health’s spin-off of Synavant Inc., in which case Cognizant Technology Solutions Corporation may be jointly and severally liable for any losses suffered by the parties entitled to indemnification.

     IMS Health has agreed to indemnify Cognizant Technology Solutions Corporation for any and all liabilities that arise out of our undertakings to be jointly and severally liable for these liabilities, but if for any reason IMS Health does not perform on our indemnification obligation, these liabilities could have a material adverse effect on our financial condition and results of operations.

     If we are unable to protect our intellectual property rights, or if we infringe on the intellectual property rights of others, our business may be adversely affected.

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

     Although we believe that our intellectual property rights do not infringe on the intellectual property rights of any of our competitors or others, there can be no assurance that infringement claims will not be asserted against us in the future, that assertion of infringement claims will not result in litigation or that we would prevail in that litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, if at all. We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents for software products and processes. Any infringement claims, regardless of their outcome, could result in substantial cost to us and divert management’s attention from our operations. Any infringement claim or litigation against us could, therefore, have a material adverse effect on our business, results of operations and financial condition.

     We may be unable to integrate acquired companies or technologies successfully.

     We believe that opportunities exist in the fragmented IT services market to expand our business through selective strategic acquisitions and joint ventures. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence, especially in the European market, enter new technology areas or expand our capacity. There can be no assurance that we will identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or joint venture or successfully integrate any acquired business or joint venture into our operations. Further, acquisitions and joint ventures involve a number of special risks, including diversion of management’s attention, failure to retain key personnel, unanticipated events or circumstances and legal liabilities, some or all of which could have a material adverse effect on our business, results of operations and financial condition. We may finance any future acquisitions with debt financing, the issuance of equity securities or a combination of the foregoing. There can be no assurance that we will be able to arrange cash, adequate financing on acceptable terms. In addition, acquisitions financed with the issuance of our equity securities could be dilutive.

     Provisions in our charter, by-laws and stockholders’ rights plan and provisions under Delaware law may discourage unsolicited takeover proposals.

     Provisions in our charter and by-laws, each as amended, our stockholders’ rights plan and Delaware General Corporate Law (“DGCL”) may have the effect of deterring unsolicited takeover proposals or delaying or preventing changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these documents and provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares of preferred stock. Our charter provides for a classified board of directors, which will prevent a change of control of our board of directors at a single meeting of stockholders. The prohibition of our stockholders’ ability to act by written consent and to call a special meeting will delay stockholder actions until annual meetings or until a special meeting is called by our chairman or chief executive officer or our board of directors. The supermajority-voting requirement for specified amendments to our charter and by-laws allows a minority of our stockholders to block those amendments. The DGCL also contains provisions preventing stockholders from engaging in business combinations with us, subject to certain exceptions. These provisions could also discourage bids for our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.

Item 2. Properties

     Our most recent building plans provide for construction of over 900,000 square feet of space in new fully-owned development and training centers located in Chennai, Pune, Calcutta and Bangalore, India. This supersedes our previous plans, announced in December 2003, which included 600,000 square feet of new space. Each of these development centers will contain up-to-date technology infrastructure and communications capabilities.

     In addition, we operate 17 leased development facilities in the following cities: Bangalore, Chennai, Calcutta, Pune, and Hyderabad in India, Phoenix, Limerick and Toronto.

     We operate out of our Teaneck, New Jersey headquarters and our regional and international offices. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed’’ basis.

     We occupy the following properties:

	Approximate
	Area
Location	(in sq. feet)	Use	Nature of Occupancy
Bangalore, India	25,849	Software Development Facility	Multiple leases expiring 04/30/05 — 06/30/06 with renewal options

Bangalore, India	35,475	Software Development Facility	Lease expires 09/30/11 with renewal option

Bangalore, India	143,000	Software Development Facility	Lease expires 08/31/10 with renewal option

Chennai, India	35,126	Software Development Facility	Multiple leases expiring 4/30/06 with renewal options

Chennai, India	34,700	Software Development Facility	Multiple leases expiring 2/28/06 -8/31/07 with renewal options

Chennai, India	84,888	Software Development Facility	Monthly and multiple leases expiring 1/31/07 -02/28/07 with renewal options

Chennai, India	266,886	Software Development Facility	Multiple leases expiring 04/25/13 -08/31/13 with renewal options

Chennai, India	33,688	Software Development Facility	Lease expires 12/15/06 with renewal options

Chennai, India	400,000	Software Development Facility	Owned

Pune, India	135,723	Software Development Facility	Owned

Pune, India	33,500	Software Development Facility	Lease expires 02/28/06 with renewal options

Pune, India	42,754	Software Development Facility	Lease expires 08/31/07 with renewal options

Pune, India	1,402	Software Development Facility	Leases expiring on 07/31/05

Calcutta, India	114,120	Software Development Facility	Owned

	Approximate
	Area
Location	(in sq. feet)	Use	Nature of Occupancy
Calcutta, India	13,928	Software Development Facility	Lease expires 10/06/06 with a renewal option

Calcutta, India	41,271	Software Development Facility	Lease expires 05/30/13 with a renewal option

Hyderabad, India	94,009	Software Development Facility	Multiple leases expiring 10/19/08 — 10/31/10

Teaneck, New Jersey	33,916	Executive and Business Development Office	Multiple leases expiring 09/30/05 — 12/30/10

Atlanta, Georgia	957	Business Development Office	Lease expires 9/30/06

Chicago, Illinois	5,113	Business Development Office	Lease expires 7/31/05

Dallas, Texas	2,613	Business Development Office	Lease expires 12/31/06

Los Angeles, California	1,018	Business Development Office	Lease expires 1/31/06

Minneapolis, Minnesota	766	Business Development Office	Lease expires 9/30/06

San Ramon, California	5,670	Business Development Office	Lease expires 10/15/06

Phoenix, Arizona	15,953	Software Development Facility	Lease expires 06/30/06

Toronto, Canada	200	Business Development Office	Lease on Month to Month basis

Toronto, Canada	4,059	Software Development Facility	Lease expires 11/30/08

Frankfurt, Germany	211	Business Development Office	Lease expires 03/31/07

Limerick, Ireland	10,495	Software Development Facility	Multiple leases expiring 03/31/05 — 05/31/05

London, England	2,080	Business Development Office	Lease expires 9/28/09

Zurich, Switzerland	102	Business Development Office	Lease expires 09/30/05

Geneva, Switzerland	100	Business Development Office	Lease expires 03/31/05

Singapore	200	Business Development Office	Lease expires 03/31/05

Singapore	484	Software Development Facility	Lease expires 03/26/05

	Approximate
	Area
Location	(in sq. feet)	Use	Nature of Occupancy
Tokyo, Japan	219	Business Development Office	Lease expires 05/31/06

Amsterdam, The Netherlands	15,588	Business Development Office	Multiple leases expiring 12/31/05 — 07/31/06

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

Item 4. Submission of Matter to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

     Our Class A common stock trades on the Nasdaq National Market (“NNM”) under the symbol “CTSH.”

     The following table describes the per share range of high and low sale prices for shares of our Class A common stock, as listed for quotation on the NNM, and the quarterly cash dividends per share for the periods indicated. This table has been restated to reflect our 3-for-1 stock split which became effective on April 1, 2003 and a 2-for-1 stock split effected by a 100% stock dividend which became effective on June 17, 2004.

			Cash Dividend
Quarter Ended	High	Low	Per Share
March 31, 2003	$12.04	$9.38	$0.00
June 30, 2003	$12.60	$8.75	$0.00
September 30, 2003	$20.40	$12.54	$0.00
December 31, 2003	$24.20	$18.59	$0.00
March 31, 2004	$28.33	$20.96	$0.00
June 30, 2004	$26.34	$20.37	$0.00
September 30, 2004	$30.51	$22.86	$0.00
December 31, 2004	$42.77	$30.16	$0.00

     As of February 8, 2005, the approximate number of holders of record of our Class A common stock was 270 and the approximate number of beneficial holders of our Class A common stock was 28,704.

     We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of the business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

     We did not repurchase any shares of our equity securities during the fourth quarter of 2004.

     Equity Compensation Plan Information

     The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of		Number of Securities
	Securities to	Weighted Average	Available for Future
	be Issued Upon	Exercise Price of	Issuance Under
	Exercise of	Outstanding	Equity
Plan Category	Outstanding Options	Options	Compensation Plans
Equity compensation plans that have been approved by security holders	19,750,904	$10.36	2,261,990

     In addition, as of December 31, 2004, there are 2,759,712 shares available for issuance under our Employee Stock Purchase Plan, which is an equity compensation plan approved by security holders. There are no equity compensation plans that have not been approved by security holders.

Item 6. Selected Consolidated Financial Data

     The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2002, 2001 and 2000 and for each of the years ended December 31, 2001 and 2000 are derived from the audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2004, 2003 and 2002 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$586,673	$365,656	$208,657	$158,969	$122,758
Revenues — related party	—	2,575	20,429	18,809	14,273

Total revenues	586,673	368,231	229,086	177,778	137,031
Cost of revenues	319,810	199,724	122,701	90,848	70,437

Gross profit	266,863	168,507	106,385	86,930	66,594
Selling, general and administrative expenses	132,796	84,259	53,345	44,942	35,959
Depreciation and amortization expense	16,447	11,936	7,842	6,368	4,507

Income from operations	117,620	72,312	45,198	35,620	26,128

Other income (expense), net:
Interest income	4,389	2,128	1,808	2,501	2,649
Split-off costs	—	(2,010)	(1,680)	—	—
Impairment loss on investment	—	—	—	(1,955)	—
Other income (expense) – net	86	(199)	(235)	(767)	(530)

Total other income (expense)	4,475	(81)	(107)	(221)	2,119

Income before provision for income taxes	122,095	72,231	45,091	35,399	28,247
Provision for income taxes	(21,852)	(14,866)	(10,529)	(13,239)	(10,564)

Net income	$100,243	$57,365	$34,562	$22,160	$17,683

Basic earnings per share	$0.77	$0.46	$0.29	$0.19	$0.16

Diluted earnings per share	$0.70	$0.42	$0.27	$0.18	$0.15

Weighted average number of common shares outstanding	130,990	125,011	118,479	114,102	111,389

Weighted average number of common shares and stock options outstanding	142,556	135,814	127,387	122,226	121,533

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$293,446	$194,221	$126,211	$84,977	$61,976
Working capital	338,937	220,572	134,777	96,679	61,988
Total assets	572,745	365,300	231,903	146,025	110,027
Due to related party	—	—	—	—	8
Stockholders’ equity	453,529	274,070	165,481	98,792	66,116

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

     We are a leading provider of custom IT services related to IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in North America and Europe. Our core competencies include web-centric applications, data warehousing, component-based development and legacy and client-server systems. We provide IT services using an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located primarily in India.

     In 2004, our revenue increased to $586.7 million compared to $368.2 million in 2003. Net income increased to $100.2 million or $0.70 per diluted share in 2004 compared to $57.4 million or $0.42 per diluted share in 2003. Our revenue growth was driven by continued strong demand for our application management and application development and integration services. We finished 2004 with 233 active clients compared to 153 in 2003. We anticipate that a significant portion of our revenue growth in 2005 will come from increased penetration of existing clients. During 2004, 87% of our revenue came from clients in North America. In 2005, we will look to expand our presence in Northern Europe as we are starting to see an increased level of interest for offshore services in that region. In 2004, our operating margin increased to approximately 20.0% compared to 19.6% in 2003. This was consistent with our targeted operating margin range of 19 to 20% of total revenues.

     At December 31, 2004, we had cash and cash equivalents and short-term bank deposits of $314.8 million, an increase of approximately $121 million compared to December 31, 2003. Our most recent building plans provide for construction of over 900,000 square feet of space in new fully-owned development and training centers located in Chennai, Pune, Calcutta and Bangalore, India. This supersedes our previous plans, announced in December 2003, which included 600,000 square feet of new space. Total construction costs related to this program are currently estimated to be approximately $76.0 million, which we expect to fund primarily from current operations. We believe our financial condition will remain strong. In addition, we will continue to consider acquisitions of companies that can improve our capabilities in certain market niches or geographic areas.

     On June 29, 2004, we announced our plans to wind-down operations at our development center located in Limerick, Ireland and close the facility by March 31, 2005. We decided to close this facility due to the increased cost structure resulting from the significant appreciation in the value of the Euro against the U.S. dollar since the facility was acquired in 2002. The work performed in this facility is being transferred to Cognizant’s operations in North America and India. Currently, we expect to incur through 2005 aggregate incremental costs of approximately $1.6 million associated with the closure of this facility. In 2004, we have recorded expenses of approximately $1.5 million primarily for severance, retention bonuses and an obligation to repay funds previously received through local job grant programs and made payments of approximately $1.0 million through December 31, 2004. Approximately 50 employees are affected by the closure.

     On April 12, 2004, our Board of Directors declared a conditional two-for-one stock split to be effected by a 100% stock dividend payable on June 17, 2004 to stockholders of record as of May 27, 2004. The stock split was subject to stockholder approval which was obtained on May 26, 2004 and, as a result, the stock dividend was paid on June 17, 2004 to stockholders of record as of May 27, 2004. The stock split has been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information have been restated to reflect the stock split as if it occurred at the beginning of the earliest period presented. Stockholders’ equity accounts have been restated to reflect a reclassification of an amount equal to the par value of the increase in issued shares of Class A common stock from the additional paid-in-capital account to the Class A common stock account.

Critical Accounting Estimates and Risks

     Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting, for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts will differ from the estimates used in the preparation of the accompanying consolidated financial statements. Our significant accounting policies are described in Note 2 to the consolidated financial statements.

     We believe the following critical accounting policies require higher level of management judgments and estimates than others in preparing the consolidated financial statements:

     Revenue Recognition. Revenues related to our fixed-price contracts are recognized as the service is performed using the percentage of completion method of accounting, under which the total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s cost to date bears to the total estimated cost (cost to cost method). Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit-worthiness of each customer, historical collections experience and other information, including the aging of the receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. In 2004, the ten-year tax holiday expired for one STP and, accordingly, the export profits for that STP are subject to Indian income tax. Export profits from the remaining STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The tax holiday will not be expiring for any STPs in 2005. Prior to 2002, it was management’s intent to repatriate all accumulated earnings from India to the United States; accordingly, we provided for deferred income taxes in the amount of approximately $24.1 million on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, beginning in 2002, we intend to use Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, we no longer accrue incremental U.S. taxes on Indian earnings as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2004, the amount of unrepatriated Indian earnings upon which no incremental U.S. taxes have been recorded is approximately $155.9 million. While we have no plans to do so, if such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings and pay taxes at a rate substantially higher than our overall effective income tax rate in 2004. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation or whether the amount of previously accrued deferred taxes on earnings recognized prior to 2002 will require adjustment.

     On October 22, 2004, the American Jobs Creation Act of 2004 (“Act”) was enacted into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Under the provisions of the Act and subject to the completion of our analysis of the Act and the operating results of our controlled foreign entities during 2005, we will be eligible to repatriate some amount between $0 and $500 million. Due to the complexities of domestic and foreign tax law and the lack of clarity surrounding the Act, we cannot reasonably estimate the tax liability if we elect to repatriate any accumulated foreign earnings. We expect to finalize our assessment in 2005 after further guidance is published . The funds may only be repatriated in 2005.

     Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of December 31, 2004, our goodwill balance was approximately $9.7 million.

     Long-lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset. The measurement for such an impairment loss is then based on the fair value of the asset. If such assets were determined to be impaired, it could have a material adverse effect on our business, results of operations and financial condition.

     Risks. Most of our IT development centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our independent auditor to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Item 1 “Business – Additional Factors That May Affect Future Results” for discussion of additional risks that may affect our business, operations or financial results.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data expressed for the three years ended December 31, 2004:

(Dollars in thousands)

		% of		% of		% of	Increase
	2004	Revenues	2003	Revenues	2002	Revenues	2004	2003
Revenues	$586,673	100.0%	$368,231	100.0%	$229,086	100.0%	$218,442	$139,145
Cost of revenues	319,810	54.5	199,724	54.2	122,701	53.6	120,086	77,023

Gross profit	266,863	45.5	168,507	45.8	106,385	46.4	98,356	62,122
Selling, general and administrative	132,796	22.7	84,259	22.9	53,345	23.3	48,537	30,914
Depreciation and amortization	16,447	2.8	11,936	3.3	7,842	3.4	4,511	4,094

Income from operations	117,620	20.0	72,312	19.6	45,198	19.7	45,308	27,114

Other income (expense), net	4,475		(81)		(107)		4,556	26
Provision for income taxes	(21,852)		(14,866)		(10,529)		6,986	4,337

Net income	$100,243	17.1	$57,365	15.6	$34,562	15.1	42,878	22,803

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenue. Revenue increased by 59.3%, or approximately $218.4 million, from approximately $368.2 million during 2003 to approximately $586.7 million in 2004. This increase resulted primarily from increased revenue from existing customers and revenue from new customers added since December 31, 2003, including acquisitions. Specifically, our financial services segment accounted for approximately $120 million of the year over year increase. Demand for application development and integration services increased significantly due to continued strength in our customers’ discretionary spending. JPMorgan Chase accounted for 13.7% and 10.1% of our revenues in 2004 and 2003, respectively. No other customer accounted for sales in excess of 10% of revenues in 2004 or 2003.

     Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Cost of revenues increased by 60.1%, or approximately $120.1 million, from approximately $199.7 million during 2003 to approximately $319.8 million in 2004. The increase was due primarily to higher compensation costs resulting from the increase in the number of our technical professionals. The increased number of technical professionals is a direct result of greater demand for our services. Our gross profit increased by 58.4%, or approximately $98.4 million, from approximately $168.5 million during 2003 to approximately $266.9 million during 2004. Gross profit margin decreased from 45.8% of revenues during 2003 to 45.5% of revenues in 2004. The decrease in such gross profit margin was attributable, in part, to the appreciation of the Indian Rupee versus the U.S. dollar.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 55.1%, or approximately $53.0 million, from approximately $96.2 million during 2003 to approximately $149.2 million during 2004, and decreased as a percentage of revenue from approximately 26.1% to 25.4%, respectively. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand our sales and marketing activities and increased infrastructure expenses to support our growth. The decrease in such expenses as a percentage of revenue was due primarily to the leverage achieved from increased revenues that have resulted from our expanded sales and marketing activities in the current and prior years partially offset by the appreciation of the Indian Rupee versus the U.S. dollar.

     Income from Operations. Income from operations increased 62.7%, or approximately $45.3 million, from approximately $72.3 million during 2003 to approximately $117.6 million during 2004, representing approximately 19.6% and 20.0% of revenues, respectively. The increase in operating margin was due primarily to the leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years.

     Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency transaction gains or losses and for the year ended December 31, 2003, non-recurring split-off costs of $2.0 million related to direct and incremental expenses (e.g., legal and accounting fees, printing and registration costs) incurred by us directly related to our split-off from IMS Health. Interest income increased from $2.1 million during 2003 to approximately $4.4 million during 2004. The increase in interest income is due primarily to higher invested cash balances and an increased portion of this balance held in foreign currencies which earn slightly higher interest rates.

     Provision for Income Taxes. The provision for income taxes increased from approximately $14.9 million in 2003 to approximately $21.9 million in 2004, with an effective tax rate of 20.6% in 2003 and 17.9% in 2004. The decrease in the effective income tax rate in 2004 is primarily attributed to India’s conversion of the withholding tax on dividends to an additional corporate tax on the distribution of profits.

     Net Income. Net income increased from approximately $57.4 million in 2003 to approximately $100.2 million in 2004, representing approximately 15.6% and 17.1% as a percentage of revenues, respectively. The increase in net income as a percentage of revenues as compared to the prior period was primarily due to the absence in 2004 of the one-time non-

recurring split-off costs referred to above and a lower effective income tax rate for 2004 compared to 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenue. Revenue increased by 60.7%, or approximately $139.1 million, from approximately $229.1 million during 2002 to approximately $368.2 million in 2003. This increase resulted primarily from an increase in both application management and development services, revenue generated from acquisitions and an increase in our active customer base to 153 at the end of 2003 compared to 115 in 2002. We provide services through time-and-materials and fixed-bid contracts. Revenues from fixed-bid contracts increased as a percentage of total revenues from 24.6% in 2002 to 25.9% in 2003. This increase is attributable primarily to increased demand due to our customers preferring to specifically quantify project costs prior to entering into contracts.

     Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Cost of revenues increased by 62.8%, or approximately $77.0 million, from approximately $122.7 million during 2002 to approximately $199.7 million in 2003. The increase was due primarily to higher compensation costs resulting from the increase in the number of our technical professionals. The increased number of technical professionals is a direct result of greater demand for our services and employees acquired through acquisitions. Our gross profit increased by 58.4%, or approximately $62.1 million, from approximately $106.4 million during 2002 to approximately $168.5 million during 2003. Gross profit margin decreased from 46.4% of revenues during 2002 to 45.8% of revenues in 2003. The decrease in such gross profit margin was primarily attributable to the appreciation of the Indian Rupee versus the U.S. dollar.

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

     Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and split-off costs related to the exchange offer in which IMS Health offered to its stockholders to exchange its holdings of our Class B common stock for shares of IMS Health. Interest income increased by approximately 17.7%, from approximately $1.8 million during 2002 to approximately $2.1 million during 2003. The increase in such interest income was attributable to higher invested cash balances partially offset by lower global interest rates. We recognized split-off costs of approximately $2.0 million and $1.7 million in 2003 and 2002, respectively.

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

Results by Business Segment

     During the fourth quarter of 2004, as a result of the completion of organizational changes, we changed our basis of segmentation to industry segments from geographic segments. Our reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing / Retail / Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes media, information services, telecommunications and high technology operating segments. Our sales managers, account executives, account managers and project teams, who were previously organized based upon geographical segments, have been realigned in accordance with the specific industries they serve.

     The Company’s chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment.

Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the total income from operations.

     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” prior periods segment disclosure has been restated to reflect industry segments for all periods presented. Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the years ended December 31, 2004, 2003 and 2002 are as follows:

(Dollars in thousands)

				2004		2003
	2004	2003	2002	Increase	%	Increase	%
Revenues:
Financial services	$290,432	$170,370	$81,404	$120,062	70.5	$88,966	109.3
Healthcare	116,370	78,420	55,434	37,950	48.4	22,986	41.5
Manufacturing/retail/ logistics	105,328	64,064	48,788	41,264	64.4	15,276	31.3
Other	74,543	55,377	43,460	19,166	34.6	11,917	27.4

Total revenues	$586,673	$368,231	$229,086	$218,442	59.3	$139,145	60.7

Segment Operating Profit:
Financial services	$104,074	$52,412	$27,473	$51,662	98.6	$24,939	90.8
Healthcare	47,294	31,912	22,582	15,382	48.2	9,330	41.3
Manufacturing/retail/ logistics	38,842	24,569	21,522	14,273	58.1	3,047	14.2
Other	30,820	20,964	16,363	9,856	47.0	4,601	28.1

Total segment operating profit	$221,030	$129,857	$87,940	$91,173	70.2	$41,917	47.7

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Financial Services Segment

     Revenue. Revenue increased by 70.5%, or approximately $120.1 million, from approximately $170.4 million during 2003 to approximately $290.4 million in 2004. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore IT services delivery model as a means of reducing a customer’s internal IT costs, as well as increased sales and marketing activities directed at both the U.S. and European markets for our services.

     Segment Operating Profit. Segment operating profit increased 98.6%, or approximately $51.7 million, from approximately $52.4 million during 2003 to approximately $104.1 million during 2004. The increase in segment operating profit was attributable primarily to increased revenues and achieving continued leverage on prior sales and marketing investments.

     Healthcare Segment

     Revenue. Revenue increased by 48.4%, or approximately $38.0 million, from approximately $78.4 million during 2003 to approximately $116.4 million in 2004. The increase in revenue was primarily attributable to the continued expansion of services within our existing North American customers.

     Segment Operating Profit. Segment operating profit increased 48.2%, or approximately $15.4 million, from approximately $31.9 million during 2003 to approximately $47.3 million during 2004. The increase in segment operating profit was attributable primarily to increased revenues and achieving continued leverage on prior sales and marketing investments.

     Manufacturing/Retail/Logistics Segment

     Revenue. Revenue increased by 64.4%, or approximately $41.3 million, from approximately $64.1 million during 2003 to approximately $105.3 million in 2004. The increase in revenue within the manufacturing, logistics and retail groups was driven both by continued expansion of existing customer relationships as well as a significant number of new customers. The increase can also be attributed to leveraging sales and marketing investments in this area as well as greater acceptance of the onsite/offshore IT services delivery model.

     Segment Operating Profit. Segment operating profit increased 58.1%, or approximately $14.3 million, from approximately $24.6 million during 2003 to approximately $38.8 million during 2004. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investment in sales and marketing investments.

     Other Segment

     Revenue. Revenue increased by 34.6%, or approximately $19.2 million, from approximately $55.4 million in 2003 to approximately $74.5 million in 2004. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer’s internal IT costs, as well as sales and marketing activities directed at the U.S. market for our services.

     Segment Operating Profit. Segment operating profit increased 47.0%, or approximately $9.9 million from approximately $21.0 million in 2003 to approximately $30.8 million in 2004. The increase in segment operating profit was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Financial Services Segment

     Revenue. Revenue increased by 109.3%, or approximately $89.0 million, from approximately $81.4 million during 2002 to approximately $170.4 million in 2003. The increase was derived primarily by expansion of our existing customer relationships, in particular with the expansion of our North American customers into other markets, such as Europe.

     Segment Operating Profit. Segment operating profit increased 90.8%, or approximately $24.9 million, from approximately $27.5 million during 2002 to approximately $52.4 million during 2003. The increase in segment operating profit was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

     Healthcare Segment

     Revenue. Revenue increased by 41.5%, or approximately $23.0 million, from approximately $55.4 million during 2002 to approximately $78.4 million in 2003. The increase in revenue was primarily driven by expansion of our existing customer relationships.

     Segment Operating Profit. Segment operating profit increased 41.3%, or approximately $9.3 million, from approximately $22.6 million during 2002 to approximately $31.9 million during 2003. The increase in segment operating profit was attributable primarily to increased revenues.

     Manufacturing/Retail/Logistics Segment

     Revenue. Revenue increased by 31.3%, or approximately $15.3 million, from approximately $48.8 million during 2002 to approximately $64.1 million during 2003. The increase in revenue within this segment was driven both by continued expansion of existing customer relationships as well as a significant number of new customers within each of the industry groups operating in this segment. The increase can also be attributed to our achieving leverage on our sales and marketing investments in this area as well as greater acceptance of the onsite/offshore IT services delivery model.

     Segment Operating Profit. Segment operating profit increased 14.2%, or approximately $3.0 million, from approximately $21.5 million during 2002 to approximately $24.6 million during 2003. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investment in sales and marketing investments.

     Other Segment

     Revenue. Revenue increased by 27.4%, or approximately $11.9 million, from approximately $43.5 million in 2002 to approximately $55.4 million in 2003. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer’s internal IT costs, as well as sales and marketing activities directed at the U.S. market for our services.

     Segment Operating Profit. Segment operating profit increased 28.1%, or approximately $4.6 million from approximately $16.4 million in 2002 to approximately $21.0 million in 2003. The increase in segment operating profit was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Liquidity and Capital Resources

     At December 31, 2004, we had cash and cash equivalents and short-term bank deposits of approximately $314.8 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of December 31, 2004 and 2003, we had no third party debt and had working capital of approximately $338.9 and $220.6 million, respectively. Accordingly, we do not anticipate any near-term liquidity issues.

     Net cash provided by operating activities was approximately $127.3 million, $79.9 million and $56.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 as compared to the prior year is primarily attributed to the increase in our net income. Trade accounts receivable increased from approximately $36.7 million at December 31, 2002 to approximately $52.3 million at December 31, 2003 and to approximately $96.4 million at December 31, 2004. Unbilled accounts receivable increased from approximately $4.3 million at December 31, 2002 to approximately $9.5 million at December 31, 2003 and increased to approximately $14.2 million at December 31, 2004. The increase in trade accounts receivable and unbilled receivables during 2004 was due primarily to increased revenue. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At December 31, 2004, our days’ sales outstanding, including unbilled receivables, was approximately 59 days as compared to 53 days and 56 days at December 31, 2003 and 2002, respectively.

     Our investing activities used net cash of approximately $68.4 million, $37.8 million and $35.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 compared to 2003 relates to the investment of a portion of our cash balances in short term bank deposits to achieve a higher return on invested balances and our increased investment in property and equipment to expand our offshore development structure. The increase in 2003 compared to 2002 primarily reflects our increased investment in property and equipment to expand our offshore development infrastructure, offset, in part, by lower spending for acquisitions in 2003.

     Our financing activities provided net cash of approximately $36.8 million, $21.8 million, and $20.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in each year was primarily related to a higher level of cash proceeds from the exercise of stock options and employee purchases of stock, partially offset by payment of split-off costs in 2003.

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

     During July 2004, we entered into a foreign currency forward contract, with a six-month term and notional amount of $12.5 million, to sell the Indian Rupee for U.S. dollars. We have entered into this forward contract to manage a portion of our foreign currency risk related to Indian Rupee denominated asset balances, primarily cash investments, at our Indian subsidiary, Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of the Cognizant India’s financial statements into its functional currency, the U.S. dollar. Our objective is to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above. The forward contract is marked to market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on our consolidated statements of operations and comprehensive income.

     Other than the aforementioned forward contract, we have not engaged in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Commitments and Contingencies

     We have expanded our plans to construct additional fully-owned development and training centers to now include over 900,000 square feet of new space as compared to previous plans, announced in December 2003, to add 600,000 square feet of space. The new facilities will be located in Chennai, Pune, Calcutta and Bangalore, India. Total construction costs related to this program are expected to be approximately $76.0 million, which we expect to fund internally. As of December 31, 2004, we have entered into fixed capital commitments of approximately $22.0 million related to this India development center expansion program, of which approximately $14.7 million has been spent to date. The remaining fixed capital commitments are payable within the next two years.

     We lease office space and equipment under operating leases, which expire at various dates through the year 2010. Certain leases contain renewal provisions and generally require that we pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2004 are as follows (in thousands):

2005	$12,010
2006	10,139
2007	6,276
2008	5,137
2009	4,187
Thereafter	2,557

Total minimum lease payments	$40,306

     In connection with our acquisition of Infopulse, additional purchase price, not to exceed 3.5 million Euros (approximately $4.7 million) is payable in 2006 contingent on Infopulse achieving certain revenue and operating income targets for the 24 month period ending December 31, 2005. In addition, approximately $1.1 million of the total Infopulse purchase price is payable in 2005.

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

Foreign Currency Translation

     A portion of our costs in India are denominated in local currency and subject to exchange fluctuations, which has an impact on our results of operations.

Related Party Transactions

     As described in Note 1 to the consolidated financial statements, on February 13, 2003 (the “Split-Off Date”), IMS Health distributed all of the Cognizant common stock that IMS Health owned in an exchange offer to IMS Health stockholders (the “Split-Off”). As a result of the Split-Off, IMS Health is no longer a related party as of the Split-Off Date. Accordingly, our revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. We recognized related party revenues from IMS Health totaling approximately $2.6 million and $20.4 million in 2003 and 2002, respectively. Total revenues from IMS Health during 2003, including related party revenues prior to the Split-Off Date, were approximately $22.7 million.

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

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and issuances under employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

     We must adopt SFAS No. 123(R) no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) allows for two transition methods. The basic difference between the two methods is that the modified-prospective transition method does not require restatement of prior periods, whereas the modified-retrospective transition method will require restatement.

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of our adoption of SFAS No. 123(R)’s fair value method has not yet been determined, we expect that it will have a significant impact on our results of operations. The disclosure under SFAS No. 123 of pro forma net income and earnings per share as if we had recognized compensation cost for share-based payments under SFAS No. 123 for the three years ended December 31, 2004 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS No. 123(R) in future periods. The potential impact of adopting SFAS No. 123(R) is dependent on levels of share-based payments granted, the specific option pricing model utilized to determine fair value and the transition methodology selected.

Forward Looking Statements

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled “Additional Factors That May Affect Future Results.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

     We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term bank deposits. As of December 31, 2004, we had approximately $314.8 million of cash and cash equivalents and short-term bank deposits which are impacted almost immediately by changes in short-term interest rates.

Item 8. Financial Statements and Supplementary Data

     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Responsibility for Financial Statements

     Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

     The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the Company’s independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent auditors registered public accounting firm has free access to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on its evaluation, our management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2.

Item 9B. Other Information.

     None.

PART III

Item 10. Our Directors and Executive Officers

     The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2005 Annual Meeting of Stockholders.

     We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our Web site which is located at www.cognizant.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the Nasdaq National Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our Web site.

Item 11. Executive Compensation

     The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions

     The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14. Principal Accountant Fees and Services

     The discussion under the heading “Independent Auditors Fees and Other Matters” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2005.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
By:	/s/ Lakshmi Narayanan
Lakshmi Narayanan, President, Chief
Executive Officer and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lakshmi Narayanan Lakshmi Narayanan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
/s/ Gordon Coburn Gordon Coburn	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 16, 2005
/s/ John E. Klein John E. Klein	Chairman of the Board and Director	March 16, 2005
/s/ Thomas M. Wendel Thomas M. Wendel	Director	March 16, 2005
/s/ Robert W. Howe Robert W. Howe	Director	March 16, 2005
Venetia Kontogouris	Director
/s/ Robert W. Weissman Robert W. Weissman	Director	March 16, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.3	Amendment to Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.1
Rights Agreement, dated March 5, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 5, 2003.)

4.2	Specimen Certificate for shares of Class A common stock. (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment Number 4 to the Company’s Form S-4 dated January 30, 2003.)

10.1*
Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1. (File Number 333-49783) which became effective on June 18, 1998.)

10.2*
Amended and Restated Cognizant Technology Solutions Key Employees’ Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.3*
Amended and Restated Cognizant Technology Solutions Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.4*
Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.5*	1999 Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

Exhibit No.	Description of Exhibit
10.6*	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.7	Form of Stock Option Certificate. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

10.8
Distribution Agreement between IMS Health Incorporated and the Company dated January 7, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment Number 4 to the Company Form S-4 dated January 30, 2003.)

10.9*
Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K dated March 12, 2004.)

10.10*
Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K dated March 12, 2004.)

10.11*
Form of Stock Option Agreement between the Company and each of Francisco D’Souza and Gordon Coburn pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K dated March 12, 2004.)

10.12*
Form of Stock Option Agreement between the Company and each of Francisco D’Souza and Gordon Coburn pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K dated March 12, 2004.)

10.13*
Severance and Noncompetition Agreement between the Company and Ramakrishnan Chandrasekaran dated December 13, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2004.)

21†	List of subsidiaries of the Company.

23†	Consent of PricewaterhouseCoopers LLP.

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

Exhibit No.	Description of Exhibit
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

†	Filed herewith. All other exhibits previously filed.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Cognizant Technology Solutions Corporation:

We have completed an integrated audit of Cognizant Technology Solutions Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public

Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 16, 2005

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except par values)

	At December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$293,446	$194,221
Investments in short-term bank deposits	21,315	—
Trade accounts receivable, net of allowances of $1,560 and $989, respectively	96,363	52,253
Unbilled accounts receivable	14,154	9,543
Deferred income tax assets	16,815	18,777
Other current assets	11,904	8,414

Total current assets	453,997	283,208
Property and equipment, net of accumulated depreciation of $47,436 and $34,168, respectively	90,705	58,438
Goodwill	9,701	4,477
Other intangible assets, net	12,126	16,436
Other assets	6,216	2,741

Total assets	$572,745	$365,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,190	$9,423
Accrued expenses and other liabilities	103,870	53,213

Total current liabilities	115,060	62,636
Deferred income tax liabilities	4,156	28,594

Total liabilities	119,216	91,230

Commitments and contingencies (See Notes 10 and 11)

Stockholders’ equity: (See Note 1)
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 325,000 shares authorized and 134,177 shares issued and outstanding at December 31, 2004, 200,000 shares authorized and 128,674 shares issued and outstanding at December 31, 2003(1)	1,342	1,286
Class B common stock, $.01 par value, no shares authorized at December 31, 2004, 25,000 shares authorized at December 31, 2003, none outstanding(1)	—	—
Additional paid-in capital(1)	191,322	117,811
Retained earnings	251,216	150,973
Accumulated other comprehensive income	9,649	4,000

Total stockholders’ equity	453,529	274,070

Total liabilities and stockholders’ equity	$572,745	$365,300

(1)	Restated to reflect 2-for-1 stock split effected by a 100% stock dividend paid on June 17, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues	$586,673	$365,656	$208,657
Revenues-related party	—	2,575	20,429

Total revenues	586,673	368,231	229,086
Cost of revenues	319,810	199,724	122,701

Gross profit	266,863	168,507	106,385
Selling, general and administrative expenses	132,796	84,259	53,345
Depreciation and amortization expense	16,447	11,936	7,842

Income from operations	117,620	72,312	45,198

Other income (expense), net:
Interest income	4,389	2,128	1,808
Split-off costs (See Note 1)	—	(2,010)	(1,680)
Other income (expense), net	86	(199)	(235)

Total other income (expense)	4,475	(81)	(107)

Income before provision for income taxes	122,095	72,231	45,091
Provision for income taxes	(21,852)	(14,866)	(10,529)

Net income	$100,243	$57,365	$34,562

Basic earnings per share(1)	$0.77	$0.46	$0.29

Diluted earnings per share(1)	$0.70	$0.42	$0.27

Weighted average number of common shares outstanding – Basic(1)	130,990	125,011	118,479
Dilutive effect of shares issuable as of period-end under stock option plans(1)	11,566	10,803	8,908

Weighted average number of common shares outstanding – Diluted(1)	142,556	135,814	127,387

Comprehensive Income:
Net income	$100,243	$57,365	$34,562
Foreign currency translation adjustments	5,649	4,185	(27)

Total comprehensive income	$105,892	$61,550	$34,535

(1)	Restated to reflect 2-for-1 stock split effected by a 100% stock dividend paid on June 17, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
					Additional		Other
	Class A Common stock(1)		Class B Common stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital(1)	Earnings	Income (Loss)	Total
Balance, December 31, 2001	116,130	$1,158	—	$—	$38,746	$59,046	$(158)	$98,792
Translation Adjustment	—	—	—	—	—	—	(27)	(27)
Exercise of Stock Options	6,222	60	—	—	18,852	—	—	18,912
Tax Benefit related to Stock Plans	—	—	—	—	12,111	—	—	12,111
Employee Stock Purchase Plan	168	6	—	—	1,125	—	—	1,131
Net Income	—	—	—	—	—	34,562	—	34,562

Balance, December 31, 2002	122,520	1,224	—	—	70,834	93,608	(185)	165,481
Translation Adjustment	—	—	—	—	—	—	4,185	4,185
Exercise of Stock Options	5,958	60	—	—	21,828	—	—	21,888
Tax Benefit related to Stock Plans	—	—	—	—	22,299	—	—	22,299
Employee Stock Purchase Plan	196	2	—	—	2,362	—	—	2,364
Compensatory Grants	—	—	—	—	488	—	—	488
Net Income	—	—	—	—	—	57,365	—	57,365

Balance, December 31, 2003	128,674	1,286	—	—	117,811	150,973	4,000	274,070
Translation Adjustment	—	—	—	—	—	—	5,649	5,649
Exercise of Stock Options	5,263	53	—	—	31,071	—	—	31,124
Tax Benefit related to Stock Plans	—	—	—	—	36,799	—	—	36,799
Employee Stock Purchase Plan	240	3	—	—	5,641	—	—	5,644
Net Income	—	—	—	—	—	100,243	—	100,243

Balance, December 31, 2004	134,177	$1,342	—	$—	$191,322	$251,216	$9,649	$453,529

(1)	Restated to reflect 2-for-1 stock split effected by a 100% stock dividend paid on June 17, 2004.

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$100,243	$57,365	$34,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,447	11,936	7,842
Provision for doubtful accounts	527	100	510
Split-off costs (See Note 1)	—	2,010	1,680
Deferred income taxes	(22,326)	(10,977)	(2,248)
Tax benefit related to stock option exercises	36,799	22,299	12,111
Changes in assets and liabilities:
Trade accounts receivable	(42,739)	(13,442)	(14,663)
Other current assets	(8,293)	(8,183)	(851)
Other assets	(3,495)	1,334	(370)
Accounts payable	1,546	1,785	3,296
Accrued and other liabilities	48,624	15,635	14,813

Net cash provided by operating activities	127,333	79,862	56,682

Cash flows used in investing activities:
Purchases of property and equipment	(46,581)	(29,991)	(22,268)
Investment in short-term bank deposits	(43,351)	—	—
Proceeds from maturity of short-term bank deposits	23,033	—	—
Acquisitions, net of cash acquired	(1,495)	(7,823)	(13,196)

Net cash used in investing activities	(68,394)	(37,814)	(35,464)

Cash flows from financing activities:
Proceeds from issued shares	36,768	24,740	20,043
Split-off costs (See Note 1)	—	(2,963)	—

Net cash provided by financing activities	36,768	21,777	20,043

Effect of currency translation	3,518	4,185	(27)

Increase in cash and cash equivalents	99,225	68,010	41,234
Cash and cash equivalents, at beginning of year	194,221	126,211	84,977

Cash and cash equivalents, at end of year	$293,446	$194,221	$126,211

Supplemental information:
Cash paid for income taxes during the year	$9,608	$3,331	$2,896

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

1. Basis of Presentation

Description of Business. Cognizant Technology Solutions Corporation (“Cognizant” or the “Company”) is a leading provider of custom information technology (“IT”) services related to IT design, development, integration and maintenance services primarily for Fortune 1000 companies located in North America and Europe. Cognizant’s core competencies include web-centric applications, data warehousing, and component-based development and legacy and client-server systems. Cognizant provides the IT services it offers using an integrated on-site/offshore business model. This seamless onsite/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located primarily in India.

Organization. Cognizant began its IT development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, Cognizant, along with certain other entities, was spun-off from the Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. On June 24, 1998, Cognizant completed its initial public offering of its Class A common stock. On June 30, 1998, a majority interest in Cognizant, and certain other entities were spun-off from Cognizant Corporation to form IMS Health Incorporated (“IMS Health’’). Subsequently, Cognizant Corporation was renamed Nielsen Media Research, Incorporated. At December 31, 2002, IMS Health owned 55.3% of the outstanding stock of Cognizant.

Split-Off from IMS Health. On February 13, 2003 (the “Split-Off Date”), IMS Health distributed all of the Cognizant common stock that IMS Health owned in an exchange offer to IMS stockholders (the “Split-Off”). As a result of the Split-Off, IMS Health and its affiliates are no longer related parties of Cognizant as of the Split-Off Date. Accordingly, only services rendered to or received from IMS Health and its affiliates during the period January 1, 2003 to the Split-Off Date are classified as related party transactions. Services rendered to or received from IMS Health subsequent to the Split-Off Date are classified as third party transactions. (See Note 9).

     In connection with the Split-Off, Cognizant was obligated to pay the costs associated with the Split-Off (the “Split-Off Costs”) in connection with the exchange offer under the provisions of an Intercompany Agreement, dated as of May 15, 1998. The Intercompany Agreement provided that Cognizant would pay its own costs, without reimbursement, and the costs of IMS Health (other than underwriting discounts, commissions and certain other specified costs) necessary to facilitate a sale or spin-off of IMS Health’s ownership interest in the Company.

     In 2003, Cognizant incurred direct and incremental costs of $2,010 resulting from external costs contractually incurred related to the Split-Off. Such costs included direct legal, accounting, printing and other costs, including a non-cash charge calculated in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”) of approximately $488 related to the retention, acceleration and extended life of Cognizant common stock options held by two former Directors of Cognizant who resigned on the Split-Off Date as a condition of the Split-Off. Such former Directors were, as of the Split-Off Date, officers of IMS Health.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

     Of the total $3,690 of Split-Off Costs incurred and recorded, including approximately $1,680 recorded in 2002, all costs were paid as of December 31, 2003. Cognizant did not receive any proceeds from the IMS Health exchange offer.

Capital Stock. In connection with the Split-Off, IMS Health, as the Company’s majority stockholder at that time, approved amendments to Cognizant’s certificate of incorporation that became effective following consummation of the Split-Off. The material terms of these amendments:

•	provided for a classified board of directors;

•	set the number of Cognizant’s directors; and

•	provided for supermajority approval requirements for actions to amend, alter, change, add to or repeal specified provisions of Cognizant’s certificate of incorporation and any provision of the by-laws.

     In connection with the Split-Off, Cognizant’s Board of Directors also approved amendments to Cognizant’s by-laws, which became effective following completion of the Split-Off. The material terms of these amendments made to Cognizant’s by-laws affected nominations of persons for election to the Board of Directors and proposals of business at annual or special meetings of stockholders. Cognizant’s Board of Directors also adopted a stockholders’ rights plan providing certain rights to stockholders under certain circumstances.

     On April 12, 2004, the Board of Directors declared a conditional two-for-one stock split to be effected by a 100% stock dividend payable on June 17, 2004 to stockholders of record as of May 27, 2004. The stock split was subject to stockholder approval at the Company’s May 26, 2004 Annual Meeting of Stockholders of an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock. On May 26, 2004, the Company’s stockholders approved such amendment to the Restated Certificate of Incorporation and as a result, a 100% stock dividend was paid on June 17, 2004 to stockholders of record as of May 27, 2004. The stock split has been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information have been restated to reflect the stock split as if it occurred at the beginning of the earliest period presented. Stockholders’ equity accounts have been restated to reflect a $653 reclassification of an amount equal to the par value of the increase in issued shares of Class A common stock from the additional paid-in-capital account to the Class A common stock account. The amendment to the Restated Certificate of Incorporation increased the number of authorized shares of Class A common stock to 325,000,000 and eliminated the authorization of Class B common stock.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for all periods presented. All intercompany balances and transactions have been eliminated.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

Cash and Cash Equivalents. The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents primarily consist of cash deposits and highly liquid investments in investment grade short-term debt securities.

Investment in Short-Term Bank Deposits. The Company’s investments in bank deposits mature in less than one year. These short-term investments are valued at cost, which approximate fair value.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit-worthiness of each customer, historical collections experience and other information, including the aging of the receivables.

Unbilled Accounts Receivable. Unbilled accounts receivable represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

Short-term Financial Assets and Liabilities – Cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities are short-term in nature and, accordingly, their carrying values approximates fair value.

Investments. Investments in business entities in which the Company does not have control or the ability to exercise significant influence over the operating and financial policies are accounted for under the cost method. Investments are evaluated for impairment at least annually, or as circumstances warrant.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Deposits paid towards acquisition of long-lived assets and the cost of assets not put in use before the balance sheet date are disclosed under the caption “capital work-in-progress” in Note 3.

Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized, including the salaries and benefits of employees that are directly involved in the installation of such software. The capitalized costs are amortized on a straight-line method over the lesser of three years or its useful life. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.

Goodwill and Other Intangibles. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill no longer be amortized, but instead tested at the reporting unit level for impairment at least annually or as circumstances warrant. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

future cash flows) is recorded. Other intangibles represent primarily customer relationships and assembled workforce, which are being amortized on a straight-line basis over their estimated useful lives.

Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The impairment loss would equal the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Revenue Recognition. The Company’s services are entered into on either a time-and-materials or fixed-price basis. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the service is performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s cost to date bears to the total estimated cost (cost to cost method). Revenues related to fixed-priced contracts that provide solely for application maintenance services are recognized on a straight-line basis or as services are rendered or transactions processed in accordance with contractual terms. Expenses are recorded as incurred over the contract period.

     Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Consensus 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). For contracts with multiple deliverables, the Company evaluates at the inception of each new contract all deliverables in an arrangement to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, primarily fixed-price contracts that provide both application maintenance and application development services and certain application maintenance contracts, arrangement consideration is allocated among the units of accounting, where separable, based on their relative fair values and revenue is recognized for each unit of accounting based on the Company’s revenue recognition policy described above. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position, results of operations or cash flows.

     Fixed-price contracts are cancelable subject to a specified notice period. All services provided by the Company through the date of cancellation are due and payable under the contract terms. The Company issues invoices related to fixed-price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billings, based upon contract milestones or other contractual terms, and the recognition of revenue, based upon the percentage-of-completion method of accounting, are recognized as either unbilled or deferred revenue. Estimates of certain fixed-price contracts are subject to adjustment as a project progresses to reflect changes in expected completion costs. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. Warranty provisions generally exist under such contracts for a period

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

of ninety days past contract completion and costs related to such provisions are accrued at the time the related revenues are recorded.

     Revenues related to services performed without a signed agreement or work order are not recognized until there is evidence of an arrangement, such as when agreements or work orders are signed or payment is received; however, the cost related to the performance of such work is recognized in the period the services are rendered.

     For all services, revenue is recognized when, and if, evidence of an arrangement is obtained and the other criteria to support revenue recognition are met, including the price is fixed or determinable, services have been rendered and collectibility is assured.

     The Company accounts for reimbursement of out-of-pocket expenses as revenues. Cost of revenues is exclusive of depreciation and amortization of property and equipment.

Accounting for Stock-Based Employee Compensation Plans. In the first quarter of 2003, the Company adopted the interim disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation” (SFAS No. 148) which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 148 provides alternative methods to transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation as reflected below. The Company continues to account for its stock-based employee compensation plans (as more fully described in Note 8) under the recognition and measurement principles of APB No. 25. Except for approximately $488 calculated in accordance with APB No. 25 related to the retention, acceleration and extended life of Cognizant common stock options by two former Directors of Cognizant included in Split-Off Costs and one grant in 1998, no employee stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and for the stock purchase plan the discount does not exceed 15%.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	December 31,
	2004	2003	2002
Net income, as reported	$100,243	$57,365	$34,562
Add: Stock-based compensation expense, net of related tax benefit, included in net income	—	488	—
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	15,193	15,495	11,562

Pro forma net income	$85,050	$42,358	$23,000

Earnings per share:
Basic earnings per share, as reported	$0.77	$0.46	$0.29
Pro forma- basic earnings per share	$0.65	$0.34	$0.19
Diluted earnings per share, as reported	$0.70	$0.42	$0.27
Pro forma- diluted earnings per share	$0.60	$0.31	$0.18

     The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

     For purposes of pro forma disclosures only, the fair value for all Company options was estimated at the date of grant using the Black-Scholes option model with the following weighted average assumptions:

Years ended December 31,	2004	2003	2002
Dividend yield	0%	0%	0%
Volatility factor	46%	45%	65%
Expected life (in years):
Options	4.0	4.0	2.9
Stock purchase plans	.25	.25	.25
Weighted average risk-free interest rate:
Options	3.11%	2.70%	2.71%
Employee stock purchase plans	1.26%	0.96%	1.60%
Weighted average fair value:
Options	$10.06	$4.40	$3.34
Employee stock purchase plans	$5.03	$2.59	$1.62

See Note 8 for additional information relating to the Company’s stock plans.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

Foreign Currency Translation. The assets and liabilities of the Company’s subsidiaries other than the Company’s Indian subsidiary (“Cognizant India”), are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders’ equity. For Cognizant India, the functional currency is the U.S. dollar, since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between Cognizant India and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. The resulting gain (loss) is included in the caption other income (expense), net on the Company’s consolidated statements of operations and comprehensive income. Currency transaction gains and losses, which are included in the results of operations, are immaterial for all periods presented. Gains and losses from balance sheet translation are included in accumulated other comprehensive income on the consolidated statement of financial position and represents the only item included in such caption.

Foreign Currency Forward Contract – In July 2004, the Company entered into a foreign currency forward contract, with a six-month term and notional amount of $12,500, to sell the Indian Rupee for U.S. dollars. The counterparty is a credit worthy major financial institution. The Company entered into this forward contract to manage a portion of its foreign currency risk related to Indian Rupee denominated net asset balances, primarily cash investments of Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of Cognizant India’s financial statements into its functional currency, the U.S. dollar. The Company’s objective is to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above.

     The Company is accounting for this financial derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This foreign currency contract does not qualify for hedge accounting under SFAS No. 133. Accordingly, the foreign currency forward contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of operations and comprehensive income. At December 31, 2004, the fair value of the foreign currency forward contract was a liability of $989. For the year ended December 31, 2004, the unrealized loss on the foreign currency forward contract has been recorded as part of net foreign currency transaction gains of $73.

Exit Activities – One-time termination benefits are recognized and measured at fair value at the communication date if the employee would not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability is accrued ratably over the future service period.

     On June 29, 2004, the Company announced that it plans to wind-down operations at its development center located in Limerick, Ireland and close the facility by March 31, 2005. The Company expects to incur during 2004 and 2005 aggregate incremental costs of approximately

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

$1,600 associated with the closure of this facility. In 2004, the Company has recorded expenses of approximately $1,500 primarily for severance, retention bonuses and an obligation to repay funds previously received through local job grant programs and made payments of approximately $1,000. Retention bonuses are being expensed over each eligible employee’s future service period. As of December 31, 2004, the Company had an accrual of approximately $500 for wind-down costs. Fixed assets related to this facility are not material and will be depreciated ratably through March 31, 2005. Approximately 50 employees are affected by the closure.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, management reevaluates these estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes and related deferred tax assets and liabilities, valuation of goodwill and other long-lived assets, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Risks and Uncertainties. Principally, all of the Company’s IT development centers, including a majority of its employees are located in India. As a result, the Company may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. From time to time, the Company will engage in hedging transactions to mitigate its risks relating to foreign currency exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local or cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments in short-term bank deposits and trade accounts receivable. The Company maintains its cash investments with high credit quality financial institutions in investment-grade, short-term debt securities and limits the amount of credit exposure to any one commercial issuer. See Note 12.

Income Taxes. The Company provides for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Tax benefits earned on exercise of employee stock options in excess of compensation charged to income are credited to additional paid in capital.

     Prior to 2002, it was management’s intent to repatriate all accumulated earnings from India to the United States; accordingly, the Company has provided deferred income taxes on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, the Company made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, beginning in 2002, the Company intends to use Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to APB No. 23, “Accounting for Income Taxes-Special Areas”, the Company has not accrued incremental U.S. taxes on Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided for as such earnings are deemed to be permanently reinvested.

Earnings Per Share (“EPS”). Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding.

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2004 presentation.

New Accounting Standard — Issued but Not Yet Effective

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and issuances under employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

     Cognizant must adopt SFAS No. 123(R) no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. Cognizant expects to adopt SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) allows for two transition methods. The basic difference between the two methods is that the modified-prospective transition method does not require restatement of prior periods, whereas the modified-retrospective transition method will require restatement.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of Cognizant’s adoption of SFAS No. 123(R)’s fair value method has not yet been determined, the Company expects that it will have a significant impact on its results of operations. The disclosure of pro forma net income and earnings per share as if the Company had recognized compensation cost for share-based payments under SFAS No. 123 for the three years ended December 31, 2004 is not necessarily indicative of the potential impact of recognizing compensation cost for share based payments under SFAS No. 123(R) in future periods. The potential impact of adopting SFAS No. 123(R) is dependent on levels of share-based payments granted, the specific option pricing model utilized to determine fair value and the transition methodology selected.

3. Supplemental Financial Data

Property and Equipment

     Property and equipment consist of the following:

		December 31
	Estimated Useful Life (Years)	2004	2003
Buildings	30	$17,964	$17,783
Computer equipment and purchased software	3	49,951	34,564
Furniture and equipment	5 – 9	23,168	18,636
Land		10,272	1,743
Capital work-in-progress		14,737	692
Leasehold improvements	Over shorter of lease term or life of asset	22,049	19,188

Sub-total		138,141	92,606
Accumulated depreciation and amortization		(47,436)	(34,168)

Property and Equipment — Net		$90,705	$58,438

     Depreciation and amortization expense related to property and equipment was $14,442, $10,451, and $7,516 for the years ended December 31, 2004, 2003 and 2002, respectively.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

Accrued Expenses and Other Liabilities

     Accrued expenses and other current liabilities consist of the following:

	December 31
	2004	2003
Accrued compensation and benefits	$58,629	$30,092
Accrued taxes	2,171	1,497
Deferred revenue	15,044	4,821
Accrued professional fees	4,404	3,623
Accrued vacation	7,790	5,015
Accrued travel and entertainment	6,266	3,674
Other	9,566	4,491

Total	$103,870	$53,213

4. Acquisitions

     On February 27, 2004, the Company acquired Ygyan Consulting Private Ltd. (“Ygyan”), an India-based SAP services provider, for $1,676. Ygyan was acquired to increase the Company’s SAP service capabilities.

     On November 24, 2003, the Company acquired the stock of Infopulse Nederland B.V. (“Infopulse”), a Netherlands-based information technology services company specializing in the banking and financial services industry for approximately $6,900 (including approximately $400 of direct deal costs) of which approximately $1.1 million is payable in 2005. Additional purchase price, not to exceed 3.5 million Euros (approximately $4,700), payable in 2006 is contingent on Infopulse achieving certain revenue and operating income targets for the 24-month period ending December 31, 2005. This acquisition will allow the Company to improve its service capabilities in the Benelux region by adding local client partners, industry expertise and local language capability.

     On April 1, 2003, the Company acquired the U.S.-based company of ACES International, Inc. (“ACES”), that specializes in Customer Relationship Management solutions, serving clients in healthcare, financial services and telecommunications verticals, for approximately $4,700 (including approximately $500 of direct deal costs).

     The Company has accounted for the acquisitions of Ygyan, Infopulse and ACES as business combinations under the provisions of SFAS No. 141, “Business Combinations.” The operating results of Ygyan, Infopulse and ACES have been included in the consolidated financial statements of the Company, effective February 27, 2004, November 24, 2003 and April 1, 2003, respectively. The Company recorded approximately $7,600 of goodwill and $1,800 of intangible assets, principally customer relationships, in connection with the 2003 acquisitions. (See Note 5.)

     On June 30, 2002, Cognizant Technology Solutions Ireland Limited (“Cognizant Ireland”), a newly formed wholly-owned subsidiary of the Company, purchased certain assets

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

and assumed certain liabilities from UnitedHealthcare Ireland Limited (“UHCI”), a subsidiary of UnitedHealth Group, for $3,043 (including approximately $143 of direct deal costs). In accordance with SFAS No. 142, this transaction was determined to be an acquisition of assets, not a business combination. UHCI, through Cognizant Ireland, provides application development and maintenance services. (See Note 2.)

     On October 29, 2002, the Company completed the transfer of Silverline Technologies, Inc.’s (“Silverline”) practice, which serviced a major financial services company to the Company for $10,424 (including approximately $620 of direct deal costs). In accordance with SFAS No. 142, this transaction was determined to be an acquisition of assets, not a business combination. Under the terms of the transfer, the Company provides application design, development and maintenance services to such major financial services company through an acquired workforce of approximately 300 IT and support professionals located primarily in the United States and India.

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

     The operating results of Ygyan, Infopulse, ACES, UHCI and Silverline, for the periods included indicated above, were not material to the consolidated operating results of the Company for the years ended December 31, 2004, 2003 and 2002.

5. Goodwill and Intangible Assets, net

     Changes in goodwill for the year ended December 31, 2004 and 2003 are as follows:

	2004	2003
Balance beginning of year	$4,477	$878
Acquisition and adjustments	5,154	3,599
Cumulative translation adjustments	70	—

Balance end of year	$9,701	$4,477

     In 2004, approximately $1,126 of the increase in goodwill relates to the acquisition of Ygyan and approximately $4,028 relates to an adjustment to the initial purchase price allocation of Infopulse. The increase in goodwill in 2003 relates to the acquisition of ACES. No impairment losses were recognized during the three years ended December 31, 2004.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

     Components of intangibles assets are as follows:

			Weighted
	2004	2003	Average Life
Intangibles:
Customer Relationships	$14,849	$17,061	10 years
Assembled Workforce	1,162	1,106	1.8 years
Other	175	120	5-8 years

	16,186	18,287
Less: accumulated amortization	(4,060)	(1,851)

Intangible assets, net	$12,126	$16,436

     All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangibles totaled $2,005 for 2004, $1,485 for 2003, and $326 for 2002. Estimated amortization expenses of the Company’s existing intangible assets for the next five years are as follows:

Year	Amount
2005	$1,584
2006	1,573
2007	1,573
2008	1,573
2009	1,572

6. Employee Benefits

     The Company has a 401(k) savings plan which allows eligible U.S. employees of the Company to contribute a percentage of their compensation into the plan and the Company matches up to 50.0% of the eligible employee’s contribution. The amount charged to expense for the matching contribution was $1,046, $642 and $479 for the years ended December 31, 2004, 2003 and 2002, respectively. Certain of the Company’s employees participate in a defined contribution plan in the United Kingdom and Ireland sponsored by the Company. The costs to the Company related to these plans were not material to the Company’s results of operations or financial position for the years presented.

     Cognizant India maintains employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by Cognizant India. Contribution expense recognized was $2,254, $1,310 and $928 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Cognizant India also maintains a statutory gratuity plan that is a statutory post-employment benefit plan providing defined lump sum benefits. Cognizant India makes annual contributions to an employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. The Company estimates its obligation based upon employees’ salary and years of service. Contribution expense recognized by the

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

Company was $2,752, $1,112 and $752 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company does not offer any defined benefit pension plans to its employees.

7. Income Taxes

     Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2004	2003	2002
United States	$33,688	$17,516	$11,892
Foreign	88,407	54,715	33,199

Total	$122,095	$72,231	$45,091

     The provision of income taxes consists of the following components for the years ended December 31:

	2004	2003	2002
Current:
Federal and state	$13,829	$8,690	$6,292
Foreign	9,100	1,942	2,432

Total current	22,929	10,632	8,724

Deferred:
Federal and state	(338)	4,355	1,565
Foreign	(739)	(121)	240

Total deferred	(1,077)	4,234	1,805

Total provision	$21,852	$14,866	$10,529

     A reconciliation between the Company’s effective income tax rate and the U.S. Federal statutory rate is as follows:

	2004	%	2003	%	2002	%
Tax expense, at U.S. Federal statutory rate	$42,733	35.0	$25,281	35.0	$15,782	35.0
State and local income taxes, net of Federal benefit	2,146	1.8	1,354	1.9	867	1.9
Rate differential on foreign earnings	(21,989)	(18.1)	(16,124)	(22.3)	(7,544)	(16.7)
Other	(1,038)	(0.8)	4,355	6.0	1,424	3.2

Total income taxes	$21,852	17.9	$14,866	20.6	$10,529	23.4

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

     The Company’s deferred tax assets and liabilities are comprised of the following at December 31:

	2004	2003
Deferred tax assets:
Net operating losses	$40,808	$21,482
Revenue recognition	447	1,731
Expenses not currently deductible	2,283	586
Other	278	161

	43,816	23,960
Less valuation allowance	2,758	2,306

Deferred tax assets, net	41,058	21,654

Deferred tax liabilities:
Undistributed Indian income	24,115	28,594
Other	4,284	2,877

Deferred tax liabilities	28,399	31,471

Net deferred tax asset (liability)	$12,659	$(9,817)

     At December 31, 2004, Cognizant has estimated net operating loss carryforwards for U.S. tax purposes of approximately $94,200. For Federal purposes, these losses have expiration dates ranging from December 31, 2022 through December 31, 2024. For state purposes, the date of expiration varies but will generally be less than or equal to the Federal expiration period. The Company has foreign net operating loss carryforwards of approximately $8,000, of which approximately $6,700 relates to pre-acquisition net operating losses. The Company has recorded a full valuation allowance on the foreign net operating loss carryforwards. If tax benefits are recognized through reduction of the valuation allowance, approximately $2,300 of such benefits will reduce goodwill. The foreign net operating loss carryforwards do not have an expiration date.

     Cognizant’s Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961 is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. In 2004, the ten-year tax holiday period expired for one STP and, accordingly, the export profits for that STP are subject to income tax. Export profits from the remaining STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. For the years ended December 31, 2004, 2003 and 2002, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $24,208, $12,423 and $7,683, respectively, and increase diluted EPS by $0.17, $0.09 and $.06, respectively.

     Prior to January 1, 2002, it was the Company’s intent to repatriate all accumulated earnings from India to the United States. Accordingly, Cognizant has provided deferred income taxes in the amount of approximately $24,115 on all such pre–2002 undistributed earnings.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

During the first quarter of 2002, Cognizant made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, Cognizant intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to APB No. 23, Cognizant no longer accrues incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2004, the amount of unrepatriated Indian earnings upon which no incremental U.S. taxes has been recorded is approximately $155,858. If such earnings are repatriated in the future, or no longer deemed to be indefinitely reinvested, Cognizant will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

     The lower effective income tax rate of 17.9% for the year ended December 31, 2004 as compared to 20.6% for the year ended December 31, 2003, is principally attributed to India’s conversion of the withholding tax on dividends to an additional corporate tax on the distribution of profits.

     Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided for as such earnings are deemed to be permanently reinvested.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, Cognizant might repatriate foreign earnings that have not yet been remitted to the U.S. Under the provisions of the Act and subject to the operating results of its controlled foreign corporations during 2005, the Company will be eligible to repatriate some amount between $0 and $500 million. Due to the complexities of domestic and foreign tax law and the lack of clarity surrounding the Act, the Company cannot reasonably estimate the tax liability if it elects to repatriate any accumulated foreign earnings. The Company expects to finalize its assessment in 2005 after further guidance is published. The funds may only be repatriated in 2005.

8. Employee Stock-Based Compensation Plans

     The Key Employees Stock Option Plan provides for the grant of up to 8,385,000 stock options (each option exercisable into one (1) share of the Company’s Class A common stock) to eligible employees. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. These options have a life of ten years, vest proportionally over four years and have an exercise price equal to the fair market value of the common stock on the grant date.

     The Non-Employee Directors’ Stock Option Plan provides for the grant of up to 858,000 stock options (each option exercisable into one (1) share of the Company’s Class A common

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

stock) to eligible directors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. These options have a life of ten years, vest proportionally over two years and have an exercise price equal to the fair market value of the common stock on the grant date.

     The 1999 Incentive Compensation Plan provides for the grant of up to 36,000,000 stock options (each option exercisable into one (1) share of the Company’s Class A common stock) to eligible employees, non-employee Directors and independent contractors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. All options have a life of ten years, vest proportionally over four years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the date of grant.

     On May 26, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) that provides for the issuance of up to 3,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to designate, in advance of specified purchase periods, a percentage of compensation to be withheld from their pay and applied towards the purchase of such number of whole shares of Class A common stock as can be purchased at a price of 90% of the lesser of (a) the fair market value of a share of Class A common stock on the first date of the purchase period; or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. No employee can purchase more than $25 worth of stock annually, and no stock can be purchased by any person which would result in the purchaser owning more than five percent or more of the total combined voting power or value of all classes of stock of the Company.

     During the year ended December 31, 2004, approximately 240,288 shares of Class A common stock were purchased by employees under the Purchase Plan. At December 31, 2004, there were approximately 2,759,712 shares available for future issuance under the Purchase Plan.

     A summary of the Company’s stock option activity, and related information is as follows as of December 31, 2004, 2003 and 2002:

	2004	2004	2003	2003	2002	2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	24,943,330	$7.40	22,857,306	$4.84	25,833,246	$4.02
Granted	3,262,196	$25.47	8,940,600	$11.49	4,155,000	$7.54
Exercised	(5,261,972)	$5.91	(5,957,976)	$3.68	(6,225,540)	$3.04
Cancelled	(3,186,250)	$9.93	(895,100)	$7.70	(888,000)	$6.07
Expired	(6,400)	$9.12	(1,500)	$6.78	(17,400)	$7.22

Outstanding — end of year	19,750,904	$10.36	24,943,330	$7.40	22,857,306	$4.84

Exercisable — end of year	9,195,954	$5.79	8,003,580	$4.37	7,287,468	$3.42

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

     At December 31, 2004, 2,261,990 options (each option exercisable into one (1) share of the Company’s Class A common stock) were available for future issuance under the Company’s option plans.

     The following summarizes information about the Company’s stock options outstanding and exercisable by price range at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life in	Average		Average
Exercise Prices	Outstanding	Years	Exercise Price	Options	Exercise Price
$0.32 - $0.32	396,565	2.6 Years	$0.32	396,565	$0.32
$0.83 - $0.83	53,900	3.5 Years	$0.83	53,900	$0.83
$1.34 - $1.96	107,100	4.5 Years	$1.94	107,100	$1.94
$2.04 - $2.55	944,380	4.4 Years	$2.10	944,380	$2.10
$3.46 - $5.16	3,695,176	4.3 Years	$4.69	2,652,826	$4.69
$5.25 - $7.58	3,848,983	6.2 Years	$5.84	3,033,433	$5.75
$8.13 - $11.63	6,347,102	7.9 Years	$9.59	1,744,452	$9.27
$12.54 - $18.25	910,700	8.7 Years	$16.41	168,950	$16.26
$20.00 - $26.95	2,801,198	9.3 Years	$22.76	94,348	$21.56
$30.79 - $39.71	645,800	9.9 Years	$35.56	—	$—

Total	19,750,904	6.9 Years	$10.36	9,195,954	$5.79

     Compensation cost recognized by the Company under APB No. 25 was $0, $488 and $0 for 2004, 2003 and 2002, respectively.

9. Related Party Transactions and Transactions with Affiliates

Revenues. The Company and IMS Health have entered into Master Services Agreements pursuant to which the Company provides certain IT services to IMS Health. As a result of the Split-Off, IMS Health is no longer a related party to the Company as of the Split-Off Date. Accordingly, revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. The Company recognized related party revenues from IMS Health totaling $2,575 and $20,429 in 2003 and 2002, respectively. Total revenues from IMS Health during 2003, including related party revenues prior to the Split-Off Date, were approximately $22,675.

Services. IMS Health provides the Company with certain administrative services under the provisions of an amended and restated Intercompany Services Agreement entered into in connection with the Split-Off. In 2003 and prior periods, IMS Health permitted the Company to participate in certain of IMS Health’s business insurance plans and provided certain other services such as tax planning and compliance, which have since been transitioned to the Company. Total costs charged in connection with these services during the period January 1, 2003 through the Split-Off Date and, in 2002 were $28 and $656, respectively.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

     The Company has a strategic relationship with The Trizetto Group Inc. (“Trizetto”) that includes helping its healthcare customers integrate Trizetto’s products with their existing information systems and, within Trizetto, supporting further development of these software applications. As of the Split-Off Date, IMS Health owned approximately 26.4% of the outstanding common stock of Trizetto. The Company recorded revenues from Trizetto of approximately $831 from January 1, 2003 through the Split-Off Date and $2,577 in 2002. The Company recorded expenses related to Trizetto commissions of approximately $9 from January 1, 2003 through the Split-Off Date and $697 in 2002.

Pension Plans. In 2003 and 2002, certain U.S. employees of the Company participated in IMS Health’s defined benefit pension plans. The plans are cash balance pension plans under which six percent of creditable compensation plus interest is credited to the employee’s retirement account on a monthly basis. The cash balance earns monthly investment credits based on the 30-year Treasury bond yield. At the time of retirement, the vested employee’s account balance is actuarially converted into an annuity. The Company’s cost for these plans is included in the allocation of expense from IMS Health for employee benefits plans.

10. Commitments

     The Company leases office space and equipment under operating leases, which expire at various dates through the year 2010. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2004 are as follows:

2005	$12,010
2006	10,139
2007	6,276
2008	5,137
2009	4,187
Thereafter	2,557

Total minimum lease payments	$40,306

     Rental expense totaled $11,560, $7,782 and $5,201 for years ended December 31, 2004, 2003 and 2002, respectively.

     The Company has expanded its plans to construct additional fully-owned development centers to now include over 900,000 square feet as compared to previous plans, announced in December 2003, to add 600,000 square feet of space. The new facilities will be located in Chennai, Pune, Calcutta and Bangalore, India. The total construction expenditure related to this expanded program is estimated to be approximately $76,000, an increase of approximately $34,000, when compared to the expansion program announced in December 2003. As of December 31, 2004, the Company has entered into fixed capital commitments of $22,011 related to this India development center expansion program, of which $14,708 has been spent to date.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

11. Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, many of the Company’s engagements involve projects that are critical to the operations of its customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its software development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

12. Segment Information

     During the fourth quarter of 2004, as a result of the completion of organizational changes, the Company changed its basis of segmentation to industry segments from geographic segments. The Company’s reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing / Retail / Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments which, individually, are less than 10% of consolidated

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

revenues and segment operating profit. The Other reportable segment includes media, information services, telecommunications and high technology operating segments. The Company’s sales managers, account executives, account managers and project teams, which were previously organized based upon geographical segments, have been realigned in accordance with the specific industries they serve.

     The Company’s chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the Company’s development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the total income from operations of the Company. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” prior periods segment disclosure has been restated to reflect industry segments for all periods presented. Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Revenues:
Financial services	$290,432	$170,370	$81,404
Healthcare	116,370	78,420	55,434
Manufacturing / retail / logistics	105,328	64,064	48,788
Other	74,543	55,377	43,460

Total revenue	$586,673	$368,231	$229,086

Segment Operating Profit:
Financial services	$104,074	$52,412	$27,473
Healthcare	47,294	31,912	22,582
Manufacturing / retail / logistics	38,842	24,569	21,522
Other	30,820	20,964	16,363

Total segment operating profit	221,030	129,857	87,940
Unallocated costs	101,915	57,545	42,742
Other(1)	1,495	—	—

Income from operations	$117,620	$72,312	$45,198

(1)	Represents costs related to the wind-down of the Company’s development facility in Limerick, Ireland. See Note 2. The costs associated with the closure of this

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

facility have been disclosed separately since these costs were not allocated to a reportable segment in management’s internal reporting.

     Geographic Area Information

     Revenue and long-lived assets, by geographic area, are as follows:

	North America (2)	Europe(3)	Asia(5)	Total
2004
Revenues(1)	$508,432	$73,707	$4,534	$586,673

Long-lived assets(4)	$16,105	$8,483	$87,944	$112,532

2003
Revenues(1)	$325,337	$40,160	$2,734	$368,231

Long-lived assets(4)	$16,880	$7,724	$54,747	$79,351

2002
Revenues(1)	$199,605	$27,886	$1,595	$229,086

Long-lived assets(4)	$14,186	$3,084	$35,568	$52,838

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes revenue from operations in United Kingdom of $61,223, $37,323 and $25,785 in 2004, 2003 and 2002, respectively.

(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.

(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

     One customer, JPMorgan Chase, accounted for 13.7% and 10.1% of revenues in 2004 and 2003, respectively. No third party customer accounted for revenues in excess of 10% of revenues in 2002.

13. Quarterly Financial Data (Unaudited)

     Summarized quarterly results for the two years ended December 31, 2004 are as follows:

	Three Months Ended
2004	March 31	June 30	September 30	December 31	Full Year
Operating Revenue	$119,744	$138,719	$155,429	$172,781	$586,673
Gross Profit	$54,734	$63,161	$70,844	$78,124	$266,863
Income from Operations	$23,687	$27,790	$30,872	$35,271	$117,620
Net Income	$19,788	$23,801	$26,052	$30,602	$100,243

Basic EPS	$0.15	$0.18	$0.20	$0.23	$0.77	(1)
Diluted EPS	$0.14	$0.17	$0.18	$0.21	$0.70

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
(in thousands, except share and per share data)

	Three Months Ended
2003	March 31		June 30	September 30	December 31	Full Year
Operating Revenue	$74,516		$87,446	$98,111	$108,158	$368,231
Gross Profit	$33,557		$40,247	$45,143	$49,560	$168,507
Income from Operations	$14,524		$17,128	$19,274	$21,386	$72,312
Net Income	$10,178	(2)	$13,502	$15,960	$17,725	$57,365	(2)

Basic EPS	$0.08		$0.11	$0.13	$0.14	$0.46
Diluted EPS	$0.07		$0.10	$0.12	$0.13	$0.42

(1)	The sum of the quarterly basic EPS does not equal full year EPS due to rounding.

(2)	Includes split-off costs of approximately $2,010 in the first quarter of 2003.

Cognizant Technology Solutions Corporation
Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002
(Dollars in Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	Deductions/	End of
Description	Period	Expenses	Accounts	Other	Period
Accounts receivable allowance for doubtful accounts:

2004	$989	$527	—	$(44)	$1,560

2003	$861	$100	—	$(28)	$989

2002	$882	$510	—	$531	$861

Warranty accrual:

2004	$763	$2,054	—	$1,601	$1,216

2003	$477	$1,285	—	$999	$763

2002	$341	$761	—	$625	$477

S-1