Form 10-Q
period 2005-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2005-05-10
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from___to ___

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

Yes	☑	No:	☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes	☑	No:	☐

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of May 2, 2005:

Class	Number of Shares

Class A Common Stock, par value $.01 per share	135,400,554

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

 i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
(Unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$181,681	$119,744
Cost of revenues	97,994	65,010

Gross profit	83,687	54,734
Selling, general and administrative expenses	41,410	27,182
Depreciation and amortization expense	5,090	3,865

Income from operations	37,187	23,687

Other income (expense):
Interest income	1,840	840
Other income (expense) — net	(124)	301

Total other income (expense)	1,716	1,141

Income before provision for income taxes	38,903	24,828
Provision for income taxes	6,925	5,040

Net income	$31,978	$19,788

Basic earnings per share(1)	$0.24	$0.15

Diluted earnings per share(1)	$0.22	$0.14

Weighted average number of common shares outstanding — Basic(1)	134,485	128,881

Dilutive effect of shares issuable as of period-end under stock option plans(1)	11,336	12,770

Weighted average number of common shares outstanding — Diluted(1)	145,821	141,651

Comprehensive income:
Net income	$31,978	$19,788
Foreign currency translation adjustments	(1,581)	1,522

Comprehensive income	$30,397	$21,310

(1)	Reflects a 2-for-1 stock split effected by a 100% stock dividend paid on June 17, 2004 (See Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in thousands, except par values)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents (See Note 2)	$174,988	$199,296
Short-term investments (See Note 2)	139,406	115,465
Trade accounts receivable, net of allowance of $1,971 and $1,560, respectively	112,452	96,363
Unbilled accounts receivable	18,742	14,154
Deferred income tax assets	21,528	16,815
Other current assets	15,263	11,904

Total current assets	482,379	453,997
Property and equipment, net of accumulated depreciation of $51,978 and $47,436, respectively	94,638	90,705
Goodwill	9,684	9,701
Other intangible assets, net	11,520	12,126
Other assets	6,626	6,216

Total assets	$604,847	$572,745

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,107	$11,190
Accrued and other current liabilities	83,427	103,870

Total current liabilities	96,534	115,060
Deferred income tax liabilities	1,227	4,156

Total liabilities	97,761	119,216

Commitments and Contingencies (See Note 5)
Stockholders’ equity: (See Note 1)
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 325,000 shares authorized, 135,075 and 134,177 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively(1)	1,351	1,342
Additional paid-in-capital(1)	214,473	191,322
Retained earnings	283,194	251,216
Accumulated other comprehensive income	8,068	9,649

Total stockholders’ equity	507,086	453,529

Total liabilities and stockholders’ equity	$604,847	$572,745

(1)	Reflects a 2-for-1 stock split effected by a 100% stock dividend paid on June 17, 2004 (See Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$31,978	$19,788
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,090	3,865
Provision for doubtful accounts	426	79
Deferred income taxes	(7,642)	(1,585)
Tax benefit related to option exercises	11,978	4,290
Changes in assets and liabilities:
Trade accounts receivable	(16,806)	(18,850)
Other current assets	(8,103)	(4,552)
Other assets	(425)	(155)
Accounts payable	1,996	(955)
Accrued and other liabilities	(18,886)	834

Net cash (used in) provided by operating activities	(394)	2,759

Cash flows from investing activities:
Purchases of property and equipment	(8,640)	(2,691)
Purchases of short-term investments	(65,309)	(112,704)
Proceeds from maturity or sale of short-term investments	40,606	52,780
Acquisition, net of cash acquired	(1,183)	(1,495)

Net cash used in investing activities	(34,526)	(64,110)

Cash flows from financing activities – proceeds from issued shares	11,182	4,543

Effect of currency translation on cash and cash equivalents	(570)	1,522

Decrease in cash and cash equivalents	(24,308)	(55,286)
Cash and cash equivalents, beginning of year	199,296	144,371

Cash and cash equivalents, end of period	$174,988	$89,085

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (“Cognizant” or the “Company”) in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. Certain prior period amounts have been restated to conform to the presentation of the Company’s financial statements for fiscal year 2005. See Note 2.

     On April 12, 2004, the Board of Directors declared a conditional two-for-one stock split to be effected by a 100% stock dividend payable on June 17, 2004 to stockholders of record as of May 27, 2004. The stock split was subject to stockholder approval which was obtained on May 26, 2004 and, as a result, the stock dividend was paid on June 17, 2004 to stockholders of record as of May 27, 2004. The stock split has been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of common shares and per share information was restated. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options. Stockholder equity accounts were restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital account to the common stock accounts.

Note 2 — Cash and Cash Equivalents and Short-Term Investments

     During the quarter ended March 31, 2005, the Company began to classify its investment in auction-rate securities as short-term investments. In previously issued financial statements such investments were included in cash and cash equivalents ($94,150, $49,850, $57,100 and $34,550 at December 31, 2004, 2003, 2002 and 2001, respectively). The change in presentation of auction-rate securities had no effect on the amounts of total current assets, total assets, net income or cash flow from operations of the Company for previously reported periods. In the accompanying interim financial statements, prior period balances of auction-rate securities have been reclassified to short-term investments to conform to the current period presentation.

     Cash and cash equivalents and short-term investments as of December 31, 2004 and 2003, and the captions: investment in short-term investments, proceeds from maturity or sale of short-term investments, net cash used in investing activities and net increase in cash and cash equivalents presented in the Company’s statements of cash flows for the three years ended December 31, 2004 after reclassification and as previously reported are as follows:

	After Reclassification		As Previously Reported
	2004	2003	2004	2003
Cash and cash equivalents	$199,296	$144,371	$293,446	$194,221
Short-term investments	115,465	49,850	21,315	—

	$314,761	$194,221	$314,761	$194,221

	2004	2003	2002	2004	2003	2002
Investment in short-term investments	$(175,331)	$(93,300)	$(94,700)	$(43,351)	$—	$—

Proceeds from maturity or sale of short-term investments	$110,713	$100,550	$72,150	$23,033	$—	$—

Net cash used in investing activities	$(112,694)	$(30,564)	$(58,014)	$(68,394)	$(37,814)	$(35,464)

Net increase in cash and cash equivalents	$54,925	$75,260	$18,684	$99,225	$68,010	$41,234

     The Company’s short-term investments consists of: (a) bank deposits which mature in less than one year, valued at cost, which approximates fair value and (b) auction-rate securities with auction rate reset periods of less than three months, classified as available-for-sale securities. The Company’s investment in auction-rate securities consist of investment-grade municipal and corporate debt securities and are reported at fair market value. Since the Company’s investment in auction-rate securities trade at par value there are no unrealized gains or losses as of March 31, 2005 and December 31, 2004.

     Cash and cash equivalents consists of cash deposits, including money market funds, and highly liquid instruments with a maturity of three months or less at the time of purchase.

Note 3 — Income Taxes

     Cognizant’s Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961 is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. In 2004, the ten-year tax holiday period expired for one STP and, accordingly, the export profits for that STP are subject to income tax. Export profits from the remaining STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The incremental Indian taxes related to the STP for which the Indian tax holiday expired in 2004 have been incorporated into the Company’s effective income tax rates for 2005 and 2004. The principal difference between the effective rates during the 2005 and 2004 periods and the Company’s United States federal statutory rate is the effect of the tax holiday in India.

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

Note 4 — Employee Stock-Based Compensation Plans

     At March 31, 2005, the Company had four stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”). There is no stock-based employee compensation cost reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation.

	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$31,978	$19,788
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax related benefits	(5,124)	(3,425)

Pro forma net income	$26,854	$16,363

Earnings per share:
As reported — basic	$0.24	$0.15
Pro forma — basic	$0.20	$0.13
As reported — diluted	$0.22	$0.14
Pro forma — diluted	$0.18	$0.12

Note 5 — Commitments and Contingencies

     The Company has plans to construct additional fully-owned development centers located in Chennai, Pune, Calcutta and Bangalore, India. The total construction expenditure related to this program is estimated to be approximately $76,000. As of March 31, 2005, the Company has entered into fixed capital commitments of approximately $42,400 related to this India development center expansion program, of which approximately $16,400 has been spent to date.

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

     In connection with the split-off of the Company from IMS Health Incorporated (“IMS Health”) on February 13, 2003, the Company entered into a Distribution Agreement, dated January 7, 2003, with IMS Health (the “Distribution Agreement”), that provides, among other things, that IMS Health and the Company will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, the Company indemnified IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach in the representations the Company made to and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. If the Company breaches any of its representations in connection with the Distribution Agreement, the related indemnification liability could be material to the Company’s results of operations, financial position and cash flows.

Note 6 — Segment Information

     The Company’s reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing / Retail / Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes media, information services, telecommunications and high technology operating segments. The Company’s sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

     Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Financial services	$89,714	$61,053
Healthcare	35,275	23,329
Manufacturing / retail / logistics	35,936	19,814
Other	20,756	15,548

Total revenue	$181,681	$119,744

Segment Operating Profit:
Financial services	$31,332	$20,834
Healthcare	14,077	9,371
Manufacturing / retail / logistics	11,974	6,709
Other	7,623	5,880

Total segment operating profit	65,006	42,794
Unallocated costs	27,723	19,107
Other(1)	96	—

Income from operations	$37,187	$23,687

(1)	Represents costs related to the wind-down of the Company’s development facility in Limerick, Ireland. The costs associated with the closure of this facility have been disclosed separately since these costs were not allocated to a reportable segment in management’s internal reporting. During the quarter ended March 31, 2005, the Company recorded additional expenses of $96 and made payments of approximately $600 primarily for severance and retention bonuses. Substantially all costs have been paid as of March 31, 2005.

Geographic Area Information

     Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended
	March 31,
	2005	2004
Revenues(1)
North America(2)	$156,054	$103,970
Europe(3)	23,580	14,736
Asia	2,047	1,038

Total	$181,681	$119,744

	As of	As of
	March 31,	December 31,
	2005	2004
Long-lived Assets(4)
North America	$16,031	$16,105
Europe	7,995	8,483
Asia(5)	91,816	87,944

Total	$115,842	$112,532

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes revenue from operations in United Kingdom of $17,763 and $13,398 in 2005 and 2004, respectively.

(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.

(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

     One customer, JPMorgan Chase, accounted for more than 10% of revenues during the quarters ended March 31, 2005 and 2004.

Note 7 – Recent Accounting Standard

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

     In accordance with the Securities and Exchange Commission’s amendment in April 2005 of the compliance dates of SFAS No. 123(R), Cognizant must adopt SFAS No. 123(R) on January 1, 2006. Early adoption is permitted in periods in which financial statements have not yet been issued. Cognizant expects to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) allows for two transition methods. The basic difference between the two methods is that the modified-prospective transition method does not require restatement of prior periods, whereas the modified-retrospective transition method will require restatement.

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of Cognizant’s adoption of SFAS No. 123(R)’s fair value method has not yet been determined, the Company expects that it will have a significant impact on its results of operations. The disclosure of pro forma net income and earnings per share as if the Company had recognized compensation cost for share-based payments under SFAS No. 123 for the three months ended March 31, 2005 and 2004 is not necessarily indicative of the potential impact of recognizing compensation cost for share based payments under SFAS No. 123(R) in future periods. The potential impact of adopting SFAS No. 123(R) is dependent on levels of share-based payments granted, the specific option pricing model utilized to determine fair value and the transition methodology selected.

Note 8 — Subsequent Event

     In April 2005, the Company acquired substantially all the assets of Fathom Solutions, LLC, a U.S. based company specializing in IT consulting in the telecommunications and financial services industries, for initial consideration of approximately $19 million in cash and stock and $16 million of cash consideration contingent on achieving certain financial and operating targets over the two years ended April 30, 2007.

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

     During the three months ended March 31, 2005, our revenue increased to $181.7 million compared to $119.7 million during the three months ended March 31, 2004. Net income increased to $32.0 million or $0.22 per diluted share during the three months ended March 31, 2005 compared to $19.8 million or $0.14 per diluted share during the three months ended March 31, 2004. We had 233 active clients at March 31, 2005 compared to 193 at March 31, 2004. We anticipate that a significant portion of our revenue growth in 2005 will come from increased penetration of existing clients. During the three months ended March 31, 2005, 86% of our revenue came from clients in North America. In 2005, we will continue to expand our presence in Europe as we are starting to see an increased level of interest for offshore services in that region from European divisions of our global clients as well as an increasing number of local clients. During the three months ended March 31, 2005, our operating margin increased to approximately 20.5% compared to 19.8% for the three months ended March 31, 2004. This was slightly above our targeted operating margin range of 19% to 20% of total revenues.

     At March 31, 2005, we had cash and cash equivalents and short-term investments of $314.4 million, a decrease of approximately $0.4 million compared to December 31, 2004. Our most recent building plans provide for construction of over 900,000 square feet of space in new fully-owned development and training centers located in Chennai, Pune, Calcutta and Bangalore, India. Total construction costs related to this program are currently estimated to be approximately $76 million, which we expect to fund from current operations. We believe our financial condition will remain strong. In addition, we will continue to consider acquisitions of companies that can improve our capabilities in certain market niches or geographic areas.

Critical Accounting Estimates and Risks

     Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts will differ from the estimates used in the preparation of the accompanying consolidated financial statements. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     On an on-going basis, we evaluate whether a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we will be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income or equity (if the deferred tax asset is related to tax benefits from stock option exercises that have not been realized) in the period such determination was made.

     Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. In 2004, the ten-year tax holiday expired for one STP and, accordingly, the export profits for that STP are subject to Indian income tax. Export profits from the remaining STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The tax holiday will not be expiring for any STPs in 2005. Prior to 2002, it was management’s intent to repatriate all accumulated earnings from India to the United States; accordingly, we provided for deferred income taxes in the amount of approximately $21.4 million on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, beginning in 2002, we intend to use Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion (APB) No. 23, “Accounting for Income Taxes – Special Areas”, we no longer accrue incremental U.S. taxes on Indian earnings as these earnings are considered to be indefinitely reinvested outside of the United States. As of March 31, 2005, the amount of unrepatriated Indian earnings upon which no incremental U.S. taxes have been recorded is approximately $181.7 million. While we have no plans to do so, if such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings and pay taxes at a rate substantially higher than our overall effective income tax rate for 2005. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation or whether the amount of previously accrued deferred taxes on earnings recognized prior to 2002 will require adjustment.

     On October 22, 2004, the American Jobs Creation Act of 2004 (“Act”) was enacted into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Under the provisions of the Act and subject to the completion of our analysis of the Act and the operating results of our controlled foreign entities during 2005, we will be eligible to repatriate some amount between $0 and $500 million. Due to the complexities of domestic and foreign tax law and the lack of clarity surrounding the Act, we cannot reasonably estimate the tax liability if we elect to repatriate any accumulated foreign earnings. We expect to finalize our assessment in 2005 after further guidance is published. The funds may only be repatriated in 2005.

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of March 31, 2005, our goodwill balance was approximately $9.7 million.

Long-lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset. The measurement for such an impairment loss is then based on the fair value of the asset. If such assets were determined to be impaired, it could have a material adverse effect on our business, results of operations and financial condition.

Risks. Most of our IT development centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our independent auditor to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Item 1 “Business – Additional Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of additional risks that may affect our business, operations or financial results.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended March 31:

(Dollars in thousands)

		% of		% of
	2005	Revenues	2004	Revenues	Increase	% Increase
Revenues	$181,681	100.0%	$119,744	100.0%	$61,937	51.7%
Cost of revenues	97,994	53.9	65,010	54.3	32,984	50.7

Gross profit	83,687	46.1	54,734	45.7	28,953	52.9
Selling, general and administrative	41,410	22.8	27,182	22.7	14,228	52.3
Depreciation and amortization	5,090	2.8	3,865	3.2	1,225	31.7

Income from operations	37,187	20.5	23,687	19.8	13,500	57.0

Other income (expense), net	1,716		1,141		575	50.4
Provision for income taxes	6,925		5,040		1,885	37.4

Net income	$31,978	17.6	$19,788	16.5	12,190	61.6

Revenue. Revenue increased by 51.7%, or approximately $61.9 million, from approximately $119.7 million during the three months ended March 31, 2004 to approximately $181.7 million during the three months ended March 31, 2005. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model, increased revenue from existing customers and revenue from new customers added since March 31, 2004. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. In the first quarter of 2005 and 2004, JPMorgan Chase accounted for sales in excess of 10% of revenues.

Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 50.7%, or approximately $33.0 million, from approximately $65.0 million during the three months ended March 31, 2004 to approximately $98.0 million during the three months ended March 31, 2005. The increase was due primarily to higher compensation costs from the increase in the number of our technical professionals. The increased number of our technical professionals is a direct result of greater demand for our services. Our gross profit increased by 52.9%, or approximately $29.0 million, from approximately $54.7 million during the three months ended March 31, 2004 to approximately $83.7 million during the three months ended March 31, 2005.

     Gross profit margin increased from 45.7% of revenues during the three months ended March 31, 2004 to 46.1% of revenues during the three months ended March 31, 2005. The increase in gross profit margin was due primarily to the timing of compensation increases, strength in pricing, and our ability to leverage our growing economies of scale.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 49.8%, or approximately $15.5 million, from approximately $31.0 million during the three months ended March 31, 2004 to approximately $46.5 million during the three months ended March 31, 2005, and decreased as a percentage of revenue from 25.9% to 25.6%. The percentage decrease in such expenses was achieved from our growing economies of scale.

Income from Operations. Income from operations increased 57.0%, or approximately $13.5 million, from approximately $23.7 million during the three months ended March 31, 2004 to approximately $37.2 million during the three months ended March 31, 2005, representing operating margins of 19.8% and 20.5% of revenues, respectively. The increase in operating margin was due primarily to the leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years as well as the timing of compensation increases, strength in pricing, and our ability to leverage our growing economies of scale.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency transaction gains or losses. Interest income increased from $0.8 million during the three months ended March 31, 2004 to approximately $1.8 million during the three months ended March 31, 2005 due primarily to higher invested global cash balances as well as an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $5.0 million during the three months ended March 31, 2004 to approximately $6.9 million during the three months ended March 31, 2005. The effective tax rate of 20.3% for the three months ended March 31, 2004 decreased to 17.8% for the three months ended March 31, 2005 primarily due to overall growth in our business which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday.

Net Income. Net income increased from approximately $19.8 million for the three months ended March 31, 2004 to approximately $32.0 million for the three months ended March 31, 2005, representing 16.5% and 17.6% of revenues, respectively. The increase in net income as a percentage of revenues compared to the prior period was primarily due to the increase in gross margin described above and the decrease in the overall effective income tax rate.

Results by Business Segment

     Our reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing / Retail / Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes media, information services, telecommunications and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

     Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the quarters ended March 31, 2005 and 2004 are as follows:

(Dollars in thousands)

	March 31,	March 31,
	2005	2004	Increase	%
Revenues:
Financial services	$89,714	$61,053	$28,661	46.9
Healthcare	35,275	23,329	11,946	51.2
Manufacturing/retail/ logistics	35,936	19,814	16,122	81.4
Other	20,756	15,548	5,208	33.5

Total revenues	$181,681	$119,744	$61,937	51.7

Segment Operating Profit:
Financial services	$31,332	$20,834	$10,498	50.4
Healthcare	14,077	9,371	4,706	50.2
Manufacturing/retail/ logistics	11,974	6,709	5,265	78.5
Other	7,623	5,880	1,743	29.6

Total segment operating profit	$65,006	$42,794	$22,212	51.9

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Financial Services Segment

Revenue. Revenue increased by 46.9%, or approximately $28.7 million, from approximately $61.1 million during the three months ended March 31, 2004 to approximately $89.7 million during the three months ended March 31, 2005. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore IT services delivery model as a means of reducing a customer’s internal IT costs, as well as increased sales and marketing activities directed at both the U.S. and European markets for our services.

Segment Operating Profit. Segment operating profit increased 50.4%, or approximately $10.5 million, from approximately $20.8 million during the three months ended March 31, 2004 to approximately $31.3 million during the three months ended March 31, 2005. The increase in segment operating profit was attributable primarily to increased revenues and achieving continued leverage on prior sales and marketing investments.

Healthcare Segment

Revenue. Revenue increased by 51.2%, or approximately $11.9 million, from approximately $23.3 million during the three months ended March 31, 2004 to approximately $35.3 million during the three months ended March 31, 2005. The increase in revenue was primarily attributable to the continued expansion of services within our existing North American customers.

Segment Operating Profit. Segment operating profit increased 50.2%, or approximately $4.7 million, from approximately $9.4 million during the three months ended March 31, 2004 to approximately $14.1 million during the three months ended March 31, 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investments in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 81.4%, or approximately $16.1 million, from approximately $19.8 million during the three months ended March 31, 2004 to approximately $35.9 million during the three months ended March 31, 2005. The increase in revenue within the manufacturing, logistics and retail groups was driven both by continued expansion of existing customer relationships as well as a significant number of new customers. The increase can also be attributed to leveraging sales and marketing investments in this area as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 78.5%, or approximately $5.3 million, from approximately $6.7 million during the three months ended March 31, 2004 to approximately $12.0 million during the three months ended March 31, 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investment in sales and marketing.

Other Segment

Revenue. Revenue increased by 33.5%, or approximately $5.2 million, from approximately $15.5 million during the three months ended March 31, 2004 to approximately $20.8 million during the three months ended March 31, 2005. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model.

Segment Operating Profit. Segment operating profit increased 29.6%, or approximately $1.7 million from approximately $5.9 million during the three months ended March 31, 2004 to approximately $7.6 million during the three months ended March 31, 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investments in sales and marketing.

Liquidity and Capital Resources

     At March 31, 2005, we had cash and cash equivalents and short-term investments of approximately $314.4 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of March 31, 2005 and December 31, 2004, we had no third party debt and had working capital of approximately $385.8 and $338.9 million, respectively. Accordingly, we do not anticipate any near-term liquidity issues.

     Net cash used in operating activities was approximately $0.4 million during the three months ended March 31, 2005 as compared to cash provided by operations of approximately $2.8 million during the three months ended March 31, 2004. The decrease is primarily attributed to payment of 2004 bonuses in the first quarter of 2005, partially offset by the increase in net income in 2005. Trade accounts receivable increased from approximately $96.4 million at December 31, 2004 to approximately $112.5 million at March 31, 2005. Unbilled accounts receivable increased from approximately $14.2 million at December 31, 2004 to approximately $18.7 million at March 31, 2005. The increase in trade accounts receivable and unbilled receivables was due primarily to increased revenue. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At March 31, 2005, our days’ sales outstanding, including unbilled receivables, was approximately 65 days as compared to 64 days at March 31, 2004.

     Our investing activities used net cash of approximately $34.5 million during the three months ended March 31, 2005 as compared to $64.1 million during the three months ended March 31, 2004. The decrease in net cash used in investing activities primarily relates to lower net purchases of short-term investments in 2005, partially offset by greater investments in 2005 to expand our offshore development structure.

     Our financing activities provided net cash of approximately $11.2 million during the three months ended March 31, 2005 as compared to $4.5 million during the three months ended March 31, 2004. The increase relates to a higher level of cash proceeds from the exercise of stock options and employee purchases of stock.

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

     During July 2004, we entered into a foreign currency forward contract, with a six-month term and notional amount of $12.5 million, to sell the Indian Rupee for U.S. dollars. We entered into this forward contract to manage a portion of our foreign currency risk related to Indian Rupee denominated asset balances, primarily cash investments, at our Indian subsidiary, Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of the Cognizant India’s financial statements into its functional currency, the U.S. dollar. Our objective was to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above. The forward contract is marked to market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on our consolidated statements of operations and comprehensive income.

     Other than the aforementioned forward contract, we have not engaged in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

     As of March 31, 2005, we completed the wind-down of our development facility in Limerick, Ireland. During the quarter ended March 31, 2005, we recorded additional expenses of approximately $0.1 million and made payments of approximately $0.6 million primarily for severance and retention bonuses. Substantially all costs have been paid as of March 31, 2005.

Commitments and Contingencies

     We have plans to construct additional fully-owned development and training centers located in Chennai, Pune, Calcutta and Bangalore, India. Total construction costs related to this program are expected to be approximately $76.0 million, which we expect to fund internally. As of March 31, 2005, we have entered into fixed capital commitments of approximately $42.4 million related to this India development center expansion program, of which approximately $16.4 million has been spent to date. The remaining fixed capital commitments are payable within the next two years.

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

     In connection with the split-off from IMS Health Incorporated (“IMS Health”), we entered into a Distribution Agreement, dated January 7, 2003, with IMS Health, referred to as the Distribution Agreement. The Distribution Agreement provides, among other things, that IMS Health and we will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, we indemnified IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach in the representations we made to and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the U.S. federal income tax consequences of the exchange offer. If we breach any of our representations in connection with the Distribution Agreement, the related indemnification liability could be material to our quarterly and annual operating results, financial position and cash flows.

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

     In accordance with the Securities and Exchange Commission’s amendment in April 2005 of the compliance dates of SFAS No. 123(R), we must adopt SFAS No. 123(R) no later than January 1, 2006. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) allows for two transition methods. The basic difference between the two methods is that the modified-prospective transition method does not require restatement of prior periods, whereas the modified-retrospective transition method will require restatement.

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of our adoption of SFAS No. 123(R)’s fair value method has not yet been determined, we expect that it will have a significant impact on our results of operations. The disclosure under SFAS No. 123 of pro forma net income and earnings per share as if we had recognized compensation cost for share-based payments under SFAS No. 123 for the three months ended March 31, 2005 and 2004 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS No. 123(R) in future periods. The potential impact of adopting SFAS No. 123(R) is dependent on levels of share-based payments granted, the specific option pricing model utilized to determine fair value and the transition methodology selected.

Forward Looking Statements

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled “Additional Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of March 31, 2005, we had approximately $314.4 million of cash and cash equivalents and short-term investments which are impacted almost immediately by changes in short-term interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cognizant Technology Solutions Corporation
Date: May 10, 2005	By:	/s/ Lakshmi Narayanan
Lakshmi Narayanan,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2005	By:	/s/ Gordon Coburn
Gordon Coburn,
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)