Form 10-Q
period 2005-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2005-08-08
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No:  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No:  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of August 2, 2005:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	136,612,879

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2005 and 2004 and for the Six Months Ended June 30, 2005 and 2004	2

	Condensed Consolidated Statements of Financial Position (Unaudited) as of June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2005 and 2004	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	24

SIGNATURES

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

(Unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$211,711	$138,719	$393,392	$258,463
Cost of revenues	117,768	75,558	215,762	140,568

Gross profit	93,943	63,161	177,630	117,895

Selling, general and administrative expenses	46,126	31,543	87,536	58,725
Depreciation and amortization expense	5,449	3,828	10,539	7,693

Income from operations	42,368	27,790	79,555	51,477

Other income (expense):
Interest income	2,061	815	3,901	1,655
Other income (expense) - net	(595)	(80)	(719)	221

Total other income (expense)	1,466	735	3,182	1,876

Income before provision for income taxes	43,834	28,525	82,737	53,353
Provision for income taxes	7,802	4,724	14,727	9,764

Net income	$36,032	$23,801	$68,010	$43,589

Basic earnings per share	$0.27	$0.18	$0.50	$0.34

Diluted earnings per share	$0.25	$0.17	$0.47	$0.31

Weighted average number of common shares outstanding – Basic	135,687	130,117	135,086	129,499

Dilutive effect of shares issuable as of period-end under stock option plans	10,867	11,047	11,101	11,908

Weighted average number of common shares outstanding – Diluted	146,554	141,164	146,187	141,407

Comprehensive income:
Net income	$36,032	$23,801	$68,010	$43,589
Foreign currency translation adjustments	(3,528)	(1,217)	(5,109)	305

Comprehensive income	$32,504	$22,584	$62,901	$43,894

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents (See Note 2)	$180,123	$199,296
Short-term investments (See Note 2)	146,679	115,465
Trade accounts receivable, net of allowance of $2,355 and $1,560, respectively	143,076	96,363
Unbilled accounts receivable	22,602	14,154
Deferred income tax assets	23,552	16,815
Other current assets	15,826	11,904

Total current assets	531,858	453,997

Property and equipment, net of accumulated depreciation of $56,999 and $47,436, respectively	108,522	90,705
Goodwill	18,907	9,701
Other intangible assets, net	16,205	12,126
Deferred income tax assets	591	—
Other assets	7,125	6,216

Total assets	$683,208	$572,745

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,363	$11,190
Accrued and other current liabilities	101,657	103,870

Total current liabilities	118,020	115,060

Deferred income tax liabilities	—	4,156

Total liabilities	118,020	119,216

Commitments and Contingencies (See Note 6)

Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 325,000 shares authorized, 136,547 and 134,177 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,365	1,342
Additional paid-in-capital	240,057	191,322
Retained earnings	319,226	251,216
Accumulated other comprehensive income	4,540	9,649

Total stockholders’ equity	565,188	453,529

Total liabilities and stockholders’ equity	$683,208	$572,745

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$68,010	$43,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,539	7,693
Provision for doubtful accounts	716	169
Deferred income taxes	(11,484)	(3,374)
Tax benefit related to option exercises	21,025	18,690
Changes in assets and liabilities:
Trade accounts receivable	(43,141)	(23,781)
Other current assets	(10,762)	(18,561)
Other assets	(577)	(526)
Accounts payable	695	(254)
Accrued and other liabilities	(4,360)	9,919

Net cash provided by operating activities	30,661	33,564

Cash flows from investing activities:
Purchases of property and equipment	(22,352)	(6,317)
Purchases of short-term investments	(108,548)	(127,454)
Proceeds from maturity or sale of short-term investments	75,881	66,405
Acquisition, net of cash acquired	(15,290)	(1,495)

Net cash used in investing activities	(70,309)	(68,861)

Cash flows from financing activities – proceeds from issued shares	23,011	12,895

Effect of currency translation on cash and cash equivalents	(2,536)	1,033

Decrease in cash and cash equivalents	(19,173)	(21,369)
Cash and cash equivalents, beginning of year	199,296	144,371

Cash and cash equivalents, end of period	$180,123	$123,002

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

Note 2 — Cash and Cash Equivalents and Short-Term Investments

In the first quarter of 2005, the Company began to classify its investment in auction-rate securities as short-term investments. In previously issued financial statements such investments were included in cash and cash equivalents ($94,150, $49,850, $57,100 and $34,550 at December 31, 2004, 2003, 2002 and 2001, respectively). The change in presentation of auction-rate securities had no effect on the amounts of total current assets, total assets, net income or cash flow from operations of the Company for previously reported periods. In the accompanying interim financial statements, prior period balances of auction-rate securities have been reclassified to short-term investments to conform to the current period presentation.

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

The Company’s short-term investments consists of: (a) bank deposits which mature in less than one year, valued at cost, which approximates fair value and (b) auction-rate securities with auction rate reset periods of less than three months and other marketable debt securities, classified as available-for-sale securities. The Company’s investment in auction-rate securities consist of investment-grade municipal and corporate debt securities and are reported at fair market value. Since the Company’s investment in auction-rate securities trade at par value there are no unrealized gains or losses as of June 30, 2005 and December 31, 2004.

Cash and cash equivalents consists of cash deposits, including money market funds, and highly liquid instruments with a maturity of three months or less at the time of purchase.

Note 3 — Acquisition

In April 2005, the Company acquired substantially all the assets of Fathom Solutions, LLC (“Fathom”), a U.S. based company specializing in IT consulting in the telecommunications and financial services industries, for initial consideration of approximately $23,000 (including deal fees and consideration for delivery by sellers of net assets above the contractual target) in cash and stock. During the quarter ended June 30, 2005, the Company made cash payments of approximately $14,100 and issued 113,225 shares of Class A common stock valued at approximately $4,700 related to the acquisition. The remaining portion of the initial consideration is payable in cash during the quarter ended September 30, 2005. Additional purchase price, not to exceed $16,000, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007 and will be recorded when the contingency is resolved. The Company completed this acquisition primarily to strengthen its service capabilities in the telecommunications industry.

The Company has accounted for the acquisition of Fathom as business combinations under the provisions of SFAS No. 141, “Business Combinations.” In accordance with the provisions of SFAS No. 142, the Company has made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired, pending the completion of an independent appraisal which will provide additional information concerning asset and liability valuations. Accordingly, the allocations are subject to revision when the Company receives final information, including the appraisal and other analyses. As part of the preliminary allocation of purchase price, the Company recorded approximately $9,700 of goodwill and $5,500 of intangible assets, principally customer relationships. Amortization of $200 related to the acquisition of amortizable intangible assets of Fathom has been included in the accompanying condensed consolidated statements of income and comprehensive income for three and six months ended June 30, 2005. The operating results of Fathom have been included in the consolidated financial statements of the Company effective April 16, 2005. The acquisition of Fathom was not material to the Company’s consolidated results of operations, cash flows or financial condition.

During the first quarter of 2005, the Company made an additional purchase price payment of $1,183 relating to the acquisition of Infopulse, which was acquired in November 2003. Additional purchase price, not to exceed 3.5 million Euros (approximately $4,200), payable in 2006 is contingent on Infopulse achieving certain revenue and operating income targets for the 24-month period ending December 31, 2005.

Note 4 — Income Taxes

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

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and as of today, some uncertainty remains as to how to interpret certain provisions in the Act. As such, the Company is currently reviewing whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Under the provisions of the Act and subject to the operating results of its controlled foreign corporations during 2005, the Company will be eligible to repatriate some amount between $0 and $500 million. At this time, the Company cannot reasonably estimate the tax liability if it elects to repatriate accumulated foreign earnings. The Company will finalize its assessment by the end of 2005 and, if it elects to repatriate any accumulated foreign earnings, the funds will be repatriated by December 31, 2005.

Note 5 — Employee Stock-Based Compensation Plans

At June 30, 2005, the Company had four stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”). There is no stock-based employee compensation cost reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the six months ended June 30, 2005 and 2004, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$36,032	$23,801	$68,010	$43,589
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax related benefits	(4,406)	(4,451)	(9,530)	(7,876)

Pro forma net income	$31,626	$19,350	$58,480	$35,713

Earnings per share:
As reported — basic	$0.27	$0.18	$0.50	$0.34
Pro forma — basic	$0.23	$0.15	$0.43	$0.28
As reported — diluted.	$0.25	$0.17	$0.47	$0.31
Pro forma — diluted	$0.22	$0.14	$0.40	$0.25

On June 14, 2005, the stockholders of the Company approved an amendment to the 1999 Incentive Compensation Plan (the “Incentive Plan”), to (i) increase the maximum number of shares of Class A Common Stock reserved for issuance from 36,000,000 to 37,500,000 shares and to reserve an additional 1,500,000 shares of Class A Common Stock for issuance upon the exercise of stock options or stock appreciation rights or for the issuance of other awards granted under the Incentive Plan, (ii) provide that repricing of stock options may not occur without stockholder approval, (iii) provide for minimum vesting periods for stock based awards, other than stock options or stock appreciation rights, (iv) provide that stock options may not be granted below fair market value, and (v) provide that all material amendments to the Incentive Plan shall be subject to stockholder approval.

Note 6 — Commitments and Contingencies

The Company has plans to construct additional fully-owned development and training centers located in Chennai, Pune, Calcutta and Bangalore, India. The total construction expenditure related to this program is estimated to be approximately $76,000. As of June 30, 2005, the Company has entered into fixed capital commitments of approximately $54,300 related to this India development center expansion program, of which approximately $25,300 has been spent to date.

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

Note 7 — Segment Information

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Financial services	$103,912	$66,294	$193,626	$127,347
Healthcare	39,736	26,904	75,011	50,233
Manufacturing / retail / logistics	37,993	26,587	73,928	46,401
Other	30,070	18,934	50,827	34,482

Total revenue	$211,711	$138,719	$393,392	$258,463

Segment Operating Profit:
Financial services	$33,830	$22,445	$65,162	$43,279
Healthcare	15,612	10,977	29,689	20,348
Manufacturing / retail / logistics	10,672	10,741	22,646	17,450
Other	10,198	6,132	17,821	12,013

Total segment operating profit	70,312	50,295	135,318	93,090

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Unallocated costs	27,944	21,337	55,667	40,445
Other costs(1)	—	1,168	96	1,168

Income from operations	$42,368	$27,790	$79,555	$51,477

(1)	Represents costs related to the wind-down of the Company’s development facility in Limerick, Ireland. The costs associated with the closure of this facility have been disclosed separately since these costs were not allocated to a reportable segment in management’s internal reporting. During the six months ended June 30, 2005, the Company recorded additional expenses of $96 and made payments of approximately $600 primarily for severance and retention bonuses. Substantially all costs have been paid as of March 31, 2005.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2005	2004	2005	2004
Revenues(1)
North America(2)	$185,065	$120,786	$341,119	$224,756
Europe(3)	24,958	17,024	48,538	31,760
Asia	1,688	909	3,735	1,947

Total	$211,711	$138,719	$393,392	$258,463

	As of June 30, 2005	As of December 31, 2004
Long-lived Assets(4)
North America	$33,069	$16,105
Europe	7,162	8,483
Asia(5)	103,403	87,944

Total	$143,634	$112,532

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in United Kingdom of $19,074 and $14,779 and $36,837 and $28,177 for the three and six months ended June 30, 2005 and 2004, respectively.
(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.
(6)	One customer, JPMorgan Chase, accounted for more than 10% of revenues in the three and six months ended June 30, 2005 and 2004.

Note 8 – Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting

Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and issuances under employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of Cognizant’s adoption of SFAS No. 123(R)’s fair value method has not yet been determined, the Company expects that it will have a significant impact on its results of operations. The disclosure in Note 5 of pro forma net income and earnings per share as if the Company had recognized compensation cost for share-based payments under SFAS No. 123 for the three months and six months ended June 30, 2005 and 2004 is not necessarily indicative of the potential impact of recognizing compensation cost for share based payments under SFAS No. 123(R) in future periods. The potential impact of adopting SFAS No. 123(R) is dependent on levels of share-based payments granted, the specific option pricing model utilized to determine fair value and the transition methodology selected.

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

During the three and six months ended June 30, 2005, our revenue increased to $211.7 million and $393.4 million, respectively, compared to $138.7 million and $258.5 million during the three and six months ended June 30, 2004. Net income increased to $36.0 million and $68.0 million, respectively, or $0.25 and $0.47 per diluted share during the three and six months ended June 30, 2005 compared to $23.8 million and $43.6 million or $0.17 and $0.31 per diluted share during the three and six months ended June 30, 2004. We had 246 active clients at June 30, 2005 compared to 213 at June 30, 2004. We anticipate that a significant portion of our revenue growth in 2005 will come from increased penetration of existing clients. During the six months ended June 30, 2005, 87% of our revenue came from clients in North America. In 2005, we will continue to expand our presence in Europe as we are starting to see an increased level of interest for offshore services in that region from European divisions of our global clients as well as an increasing number of local clients. Our operating margin was 20.0% for the three month periods ended June 30, 2005 and 2004. This was consistent with our targeted operating margin range of 19% to 20% of total revenues.

At June 30, 2005, we had cash and cash equivalents and short-term investments of $326.8 million, an increase of approximately $12.0 million compared to December 31, 2004. Our most recent building plans provide for construction of over 900,000 square feet of space in new fully-owned development and training centers located in Chennai, Pune, Calcutta and Bangalore, India. Total construction costs related to this program are currently estimated to be approximately $76.0 million, which we expect to fund from current operations. We believe our financial condition will remain strong. In addition, we will continue to consider acquisitions of companies that can improve our capabilities in certain market niches or geographic areas.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts will differ from the estimates used in the preparation of the accompanying condensed consolidated financial statements. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. In 2004, the ten-year tax holiday expired for one STP and, accordingly, the export profits for that STP are subject to Indian income tax. Export profits from the remaining STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The tax holiday will not be expiring for any STPs in 2005. Prior to 2002, it was management’s intent to repatriate all accumulated earnings from India to the United States; accordingly, we provided for deferred income taxes in the amount of approximately $24.7 million on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, beginning in 2002, we intend to use Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion (APB) No. 23, “Accounting for Income Taxes – Special Areas”, we no longer accrue incremental U.S. taxes on Indian earnings as these earnings are considered to be indefinitely reinvested outside of the United States. As of June 30, 2005, the amount of unrepatriated Indian earnings upon which no incremental U.S. taxes have been recorded is approximately $207.7 million. While we have no plans to do so, if such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation or whether the amount of previously accrued deferred taxes on earnings recognized prior to 2002 will require adjustment.

On October 22, 2004, the American Jobs Creation Act of 2004 (“Act”) was enacted into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and as of today, uncertainty remains as to how to interpret certain provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Under the provisions of the Act and subject to the completion of our analysis of the Act and the operating results of our controlled foreign entities during 2005, we will be eligible to repatriate some amount between $0 and $500 million. At this time, we cannot reasonably estimate the tax liability if we elect to repatriate accumulated foreign earnings. We will finalize our assessment by the end of 2005 and, if we elect to repatriate any accumulated foreign earnings, the funds will be repatriated by December 31, 2005.

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of June 30, 2005, our goodwill balance was approximately $18.9 million.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

(Dollars in thousands)

	2005	% of Revenues	2004	% of Revenues	Increase	% Increase
Revenues	$211,711	100.0%	$138,719	100.0%	$72,992	52.6%
Cost of revenues	117,768	55.6	75,558	54.5	42,210	55.9

Gross profit	93,943	44.4	63,161	45.5	30,782	48.7
Selling, general and administrative	46,126	21.8	31,543	22.7	14,583	46.2
Depreciation and amortization	5,449	2.6	3,828	2.8	1,621	42.3

Income from operations	42,368	20.0	27,790	20.0	14,578	52.5

Other income (expense), net	1,466		735		731	99.5
Provision for income taxes	7,802		4,724		3,078	65.2

Net income	$36,032	17.0%	$23,801	17.2%	12,231	51.4

Revenue. Revenue increased by 52.6%, or approximately $73.0 million, from approximately $138.7 million during the three months ended June 30, 2004 to approximately $211.7 million during the three months ended June 30, 2005. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model, increased revenue from existing customers, and revenue from new customers added since June 30, 2004, including the acquisition of Fathom. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. In the second quarter of 2005 and 2004, JPMorgan Chase accounted for sales in excess of 10% of revenues.

Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 55.9%, or approximately $42.2 million, from approximately $75.6 million during the three months ended June 30, 2004 to approximately $117.8 million during the three months ended June 30, 2005. The increase was due primarily to higher compensation costs from the increase in the number of our technical professionals. The increased number of our technical professionals is a direct result of greater demand for our services. Our gross profit increased by 48.7%, or approximately $30.8 million, from approximately $63.2 million during the three months ended June 30, 2004 to approximately $94.0 million during the three months ended June 30, 2005.

Gross profit margin decreased from 45.5% of revenues during the three months ended June 30, 2004 to 44.4% of revenues during the three months ended June 30, 2005. The decrease in gross profit margin was due primarily to annual compensation increases that were effective April 1, 2005 and our acquisition of Fathom.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 45.8%, or approximately $16.2 million, from approximately $35.4 million during the three months ended June 30, 2004 to approximately $51.6 million during the three months ended June 30, 2005, and decreased as a percentage of revenue from 25.5% to 24.4%. The percentage decrease in such expenses was achieved from our growing economies of scale.

Income from Operations. Income from operations increased by 52.5%, or approximately $14.6 million, from approximately $27.8 million during the three months ended June 30, 2004 to approximately $42.4 million during the three months ended June 30, 2005, representing an operating margin of 20.0% in both periods. Operating margin was flat due primarily to lower gross margins being offset by leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency transaction gains or losses. Interest income increased from $0.8 million during the three months ended June 30, 2004 to approximately $2.1 million during the three months ended June 30, 2005 due primarily to higher invested global cash balances as well as an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $4.7 million during the three months ended June 30, 2004 to approximately $7.8 million during the three months ended June 30, 2005. The effective tax rate of 16.6% for the three months ended June 30, 2004 increased to 17.8% for the three months ended June 30, 2005 primarily due to reduction in our provision in the second quarter of 2004 to take into account a change in our estimate, due to greater than anticipated growth, of the proportion of 2004 income that would be subject to the income tax holiday.

Net Income. Net income increased from approximately $23.8 million for the three months ended June 30, 2004 to approximately $36.0 million for the three months ended June 30, 2005, representing 17.2% and 17.0% of revenues, respectively. The decrease in net income as a percentage of revenues compared to the prior period was primarily due to the decrease in gross margin described above and the increase in the overall effective income tax rate.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

(Dollars in thousands)

	2005	% of Revenues	2004	% of Revenues	Increase	% Increase
Revenues	$393,392	100.0%	$258,463	100.0%	$134,929	52.2%
Cost of revenues	215,762	54.8	140,568	54.4	75,194	53.5

Gross profit	177,630	45.2	117,895	45.6	59,735	50.7
Selling, general and administrative	87,536	22.3	58,725	22.7	28,811	49.1
Depreciation and amortization	10,539	2.7	7,693	3.0	2,846	37.0

Income from operations	79,555	20.2	51,477	19.9	28,078	54.5

Other income (expense), net	3,182		1,876		1,306	69.6
Provision for income taxes	14,727		9,764		4,963	50.8

Net income	$68,010	17.3%	$43,589	16.9%	24,421	56.0

Revenue. Revenue increased by 52.2%, or approximately $134.9 million, from approximately $258.5 million during the six months ended June 30, 2004 to approximately $393.4 million during the six months ended June 30, 2005. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model, increased revenue from existing customers and revenue from new customers added since June 30, 2004, including the acquisition of Fathom. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. In the first six months of 2005 and 2004, JPMorgan Chase accounted for sales in excess of 10% of revenues.

Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 53.5%, or approximately $75.2 million, from approximately $140.6 million during the six months ended June 30, 2004 to approximately $215.8 million during the six months ended June 30, 2005. The increase was due primarily to higher compensation costs from the increase in the number of our technical professionals. The increased number of our technical professionals is a direct result of greater demand for our services. Our gross profit increased by 50.7%, or approximately $59.7 million, from approximately $117.9 million during the six months ended June 30, 2004 to approximately $177.6 million during the six months ended June 30, 2005.

Gross profit margin decreased from 45.6% of revenues during the six months ended June 30, 2004 to 45.2% of revenues during the six months ended June 30, 2005. The decrease in gross profit margin was due primarily to annual compensation increases that were effective April 1, 2005 and our acquisition of Fathom.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 47.7%, or approximately $31.7 million, from approximately $66.4 million during the six months ended June 30, 2004 to approximately $98.1 million during the six months ended June 30, 2005, and decreased as a percentage of revenue from 25.7% to 24.9%. The percentage decrease in such expenses was achieved from our growing economies of scale.

Income from Operations. Income from operations increased 54.5%, or approximately $28.1 million, from approximately $51.5 million during the six months ended June 30, 2004 to approximately $79.6 million during the six months ended June 30, 2005, representing operating margins of 19.9% and 20.2% of revenues, respectively. The increase in operating margin was due primarily to the leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years partially offset by the effect of annual compensation increases effective April 1, 2005.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency transaction gains or losses. Interest income increased from $1.7 million during the six months ended June 30, 2004 to approximately $3.9 million during the six months ended June 30, 2005 due primarily to higher invested global cash balances as well as an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $9.8 million during the six months ended June 30, 2004 to approximately $14.7 million during the six months ended June 30, 2005. The effective tax rate of 18.3% for the six months ended June 30, 2004 decreased to 17.8% for the six months ended June 30, 2005 primarily due to overall growth in our business which resulted in a greater percentage of Cognizant India’s income falling under the income tax holiday.

Net Income. Net income increased from approximately $43.6 million for the six months ended June 30, 2004 to approximately $68.0 million for the six months ended June 30, 2005, representing 16.9% and 17.3% of revenues, respectively. The increase in net income as a percentage of revenues compared to the prior period was primarily due to the percentage decrease in selling, general and administrative expenses described above and the decrease in the overall effective income tax rate, offset, in part by the decrease in the gross profit as a percentage of revenues.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the three months ended June 30, 2005 and 2004 are as follows:

(Dollars in thousands)

	June 30, 2005	June 30, 2004	Increase (Decrease)%
Revenues:
Financial services	$103,912	$66,294	$37,618	56.7%
Healthcare	39,736	26,904	12,832	47.7
Manufacturing/retail/logistics	37,993	26,587	11,406	42.9
Other	30,070	18,934	11,136	58.8

Total revenues	$211,711	$138,719	$72,992	52.6%

Segment Operating Profit:
Financial services	$33,830	$22,445	$11,385	50.7%
Healthcare	15,612	10,977	4,635	42.2
Manufacturing/retail/logistics	10,672	10,741	(69)	(0.6)
Other	10,198	6,132	4,066	66.3

Total segment operating profit	$70,312	$50,295	$20,017	39.8%

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Financial Services Segment

Revenue. Revenue increased by 56.7%, or approximately $37.6 million, from approximately $66.3 million during the three months ended June 30, 2004 to approximately $104.0 million during the three months ended June 30, 2005. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore IT services delivery model as a means of reducing a customer’s internal IT costs, as well as increased sales and marketing activities directed at both the U.S. and European markets for our services.

Segment Operating Profit. Segment operating profit increased 50.7%, or approximately $11.4 million, from approximately $22.4 million during the three months ended June 30, 2004 to approximately $33.8 million during the three months ended June 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investments in sales and marketing and compensation increases that were effective April 1, 2005.

Healthcare Segment

Revenue. Revenue increased by 47.7%, or approximately $12.8 million, from approximately $26.9 million during the three months ended June 30, 2004 to approximately $39.7 million during the three months ended June 30, 2005. The increase in revenue was primarily attributable to the continued expansion of services within our existing North American customers.

Segment Operating Profit. Segment operating profit increased 42.2%, or approximately $4.6 million, from approximately $11.0 million during the three months ended June 30, 2004 to approximately $15.6 million during the three months ended June 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investments in sales and marketing and compensation increases that were effective April 1, 2005.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 42.9%, or approximately $11.4 million, from approximately $26.6 million during the three months ended June 30, 2004 to approximately $38.0 million during the three months ended June 30, 2005. The increase in revenue within the manufacturing, logistics and retail groups was driven both by continued expansion of existing customer relationships as well as a significant number of new customers. The increase can also be attributed to leveraging sales and marketing investments in this area as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit decreased 0.6%, or approximately $(0.1) million, from approximately $10.8 million during the three months ended June 30, 2004 to approximately $10.7 million during the three months ended June 30, 2005. The decrease in segment operating profit was primarily attributable to significant investments in sales and marketing, client relationship and program management personnel, and program development to accelerate the acquisition and growth of new and existing clients.

Other Segment

Revenue. Revenue increased by 58.8%, or approximately $11.1 million, from approximately $18.9 million during the three months ended June 30, 2004 to approximately $30.1 million during the three months ended June 30, 2005. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model and the acquisition of Fathom. The majority of Fathom’s business was folded into the telecommunications segment which is included as part of “Other” segments.

Segment Operating Profit. Segment operating profit increased 66.3%, or approximately $4.1 million from approximately $6.1 million during the three months ended June 30, 2004 to approximately $10.2 million during the three months ended June 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues, achieving continued leverage on prior sales and marketing investments and the acquisition of Fathom.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the six months ended June 30, 2005 and 2004 are as follows:

(Dollars in thousands)

	June 30, 2005	June 30, 2004	Increase	%
Revenues:
Financial services	$193,626	$127,347	$66,279	52.0%
Healthcare	75,011	50,233	24,778	49.3
Manufacturing/retail/logistics	73,928	46,401	27,527	59.3
Other	50,827	34,482	16,345	47.4

Total revenues	$393,392	$258,463	$134,929	52.2%

Segment Operating Profit:
Financial services	$65,162	$43,279	$21,883	50.6%
Healthcare	29,689	20,348	9,341	45.9
Manufacturing/retail/logistics	22,646	17,450	5,196	29.8
Other	17,821	12,013	5,808	48.3

Total segment operating profit	$135,318	$93,090	$42,228	45.4%

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Financial Services Segment

Revenue. Revenue increased by 52.0%, or approximately $66.3 million, from approximately $127.3 million during the six months ended June 30, 2004 to approximately $193.6 million during the six months ended June 30, 2005. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore IT services delivery model as a means of reducing a customer’s internal IT costs, as well as increased sales and marketing activities directed at both the U.S. and European markets for our services.

Segment Operating Profit. Segment operating profit increased 50.6%, or approximately $21.9 million, from approximately $43.3 million during the six months ended June 30, 2004 to approximately $65.2 million during the six months ended June 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investment in sales and marketing and compensation increases that were effective April 1, 2005.

Healthcare Segment

Revenue. Revenue increased by 49.3%, or approximately $24.8 million, from approximately $50.2 million during the six months ended June 30, 2004 to approximately $75.0 million during the six months ended June 30, 2005. The increase in revenue was primarily attributable to the continued expansion of services within our existing North American customers.

Segment Operating Profit. Segment operating profit increased 45.9%, or approximately $9.3 million, from approximately $20.3 million during the six months ended June 30, 2004 to approximately $29.7 million during the six months ended June 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investment in sales and marketing and compensation increases that were effective April 1, 2005.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 59.3%, or approximately $27.5 million, from approximately $46.4 million during the six months ended June 30, 2004 to approximately $73.9 million during the six months ended June 30, 2005. The increase in revenue within the manufacturing, logistics and retail groups was driven both by continued expansion of existing customer relationships as well as a significant number of new customers. The increase can also be attributed to leveraging sales and marketing investments in this area as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 29.8%, or approximately $5.2 million, from approximately $17.5 million during the six months ended June 30, 2004 to approximately $22.6 million during the six months ended June 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investment in sales and marketing and compensation increases that were effective April 1, 2005.

Other Segment

Revenue. Revenue increased by 47.4%, or approximately $16.4 million, from approximately $34.5 million during the six months ended June 30, 2004 to approximately $50.8 million during the six months ended June 30, 2005. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model and the acquisition of Fathom.

Segment Operating Profit. Segment operating profit increased 48.3%, or approximately $5.8 million from approximately $12.0 million during the six months ended June 30, 2004 to approximately $17.8 million during the six months ended June 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues and achieving continued leverage on prior sales and marketing investments and the acquisition of Fathom.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents and short-term investments of approximately $326.8 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of June 30, 2005 and December 31, 2004, we had no third party debt and had working capital of approximately $413.8 and $338.9 million, respectively. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $30.7 million during the six months ended June 30, 2005 as compared to cash provided by operations of approximately $33.6 million during the six months ended June 30, 2004. The decrease is primarily attributed to slower collections of receivables and the timing of payment of accrued expenses partially offset by increased net income in 2005. Trade accounts receivable increased from approximately $96.4 million at December 31, 2004 to approximately $143.1 million at June 30, 2005. Unbilled accounts receivable increased from approximately $14.2 million at December 31, 2004 to approximately $22.6 million at June 30, 2005. The increase in trade accounts receivable was attributed to the timing of certain billings during the quarter and increased revenues. Unbilled receivables increased primarily due to increased revenue and the timing of milestone billings for certain fixed price contracts. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At June 30, 2005, our days’ sales outstanding, including unbilled receivables, was approximately 72 days as compared to 59 days at December 31, 2004.

Our investing activities used net cash of approximately $70.3 million during the six months ended June 30, 2005 as compared to $68.9 million during the six months ended June 30, 2004. The increase in net cash used in investing activities primarily relates to the acquisition of Fathom and greater investments in 2005 to expand our offshore development structure, offset partially by lower net purchases of short-term investments in 2005.

Our financing activities provided net cash of approximately $23.0 million during the six months ended June 30, 2005 as compared to $12.9 million during the six months ended June 30, 2004. The increase relates to a higher level of cash proceeds from the exercise of stock options and employee purchases of stock.

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

During July 2004, we entered into a foreign currency forward contract, with a six-month term and notional amount of $12.5 million, to sell the Indian Rupee for U.S. dollars that was settled in January 2005. We entered into this forward contract to manage a portion of our foreign currency risk related to Indian Rupee denominated asset balances, primarily cash investments, at our Indian subsidiary, Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of the Cognizant India’s financial statements into its functional currency, the U.S. dollar. Our objective was to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above. The forward contract was marked to market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on our condensed consolidated statements of income and comprehensive income.

Other than the aforementioned forward contract, we have not engaged in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

As of March 31, 2005, we completed the wind-down of our development facility in Limerick, Ireland. During the six months ended June 30, 2005, we recorded additional expenses of approximately $0.1 million and made payments of approximately $0.6 million primarily for severance and retention bonuses. Substantially all costs have been paid as of March 31, 2005.

In April 2005, we acquired substantially all the assets of Fathom for initial consideration of approximately $23.0 million (including deal fees and consideration for delivery by sellers of net assets above the contractual target) in cash and stock. During the quarter ended June 30, 2005, the Company made cash payments of approximately $14.1 million and issued 113,225 shares of Class A common stock valued at approximately $4.7 million related to the acquisition. The remaining portion of the initial consideration of approximately $4.0 million is payable in cash during the quarter ended September 30, 2005. Additional purchase price, not to exceed $16.0 million, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007.

We have contingent liabilities to pay additional purchase price of approximately $20 million relating to the Fathom and Infopulse acquisitions. Contingent purchase price payments relating to acquisitions are recorded when the contingencies are resolved. The contingent consideration, if paid, will be recorded as an additional element of the cost of the acquired company. Any additional payments relating to the achievement of post-acquisition financial and operating targets is expected to be funded by cash flows from operations.

Commitments and Contingencies

We have plans to construct additional fully-owned development and training centers located in Chennai, Pune, Calcutta and Bangalore, India. Total construction costs related to this program are expected to be approximately $76.0 million, which we expect to fund internally. As of June 30, 2005, we have entered into fixed capital commitments of approximately $54.3 million related to this India development center expansion program, of which approximately $25.3 million has been spent to date. The remaining fixed capital commitments are payable within the next two years.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and issuances under employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard.

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

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, net income, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled “Additional Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of June 30, 2005, we had approximately $326.8 million of cash and cash equivalents and short-term investments which are impacted almost immediately by changes in short-term interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders, or the Annual Meeting, was held on June 14, 2005. There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 121,744,704 shares of our Class A common stock out of a total number of 135,393,554 shares of Class A common stock issued and outstanding and entitled to vote at the meeting.

The matters that were voted on at the Annual Meeting were:

(A) A proposal to elect the following two nominees as our Class II Directors to serve until our 2008 annual meeting of stockholders and until their respective successors have been duly elected and qualified:

Robert W. Howe; and

Robert E. Weissman;

(B) A proposal to amend our 1999 Incentive Compensation Plan, as amended (the “Incentive Plan”), to (i) increase the maximum number of shares of Class A Common Stock reserved for issuance from 36,000,000 to 37,500,000 shares and to reserve an additional 1,500,000 shares of Class A Common Stock for issuance upon the exercise of stock options or stock appreciation rights or for the issuance of other awards granted under the Incentive Plan, (ii) provide that repricing of stock options may not occur without stockholder approval, (iii) provide for minimum vesting periods for stock based awards, other than stock options or stock appreciation rights, (iv) provide that stock options may not be granted below fair market value, and (v) provide that all material amendments to the Incentive Plan shall be subject to stockholder approval; and

(C) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2005.

The results of the votes of the Annual Meeting were as follows:

Proposal	Number of Shares of Class A Common Stock
	For	Withheld
Election of the following two nominees as Class II Directors:

Robert W. Howe	120,140,526	1,604,178

Robert E. Weissman	117,899,746	3,844,958

Proposal	Number of Shares of Class A Common Stock
	For	Against	Abstain
Proposal to amend the 1999 Incentive Compensation Plan	97,223,428	9,086,485	78,365

Proposal	Number of Shares of Class A Common Stock
	For	Against	Abstain
Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2005	120,020,792	1,659,844	56,293

Accordingly, our stockholders elected Messrs. Robert W. Howe and Robert E. Weissman to serve as Class II Directors until our 2008 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Each of the following Directors who were not up for reelection at the Annual Meeting continue to serve as Directors since the Annual Meeting: Lakshmi Narayanan, John E. Klein, Venetia Kontogouris and Thomas M. Wendel.

Our stockholders also approved the amendment to our 1999 Incentive Compensation Plan and ratified the selection by the audit committee of our board of directors of PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2005.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description
10.1	Amendment to 1999 Incentive Compensation Plan, effective June 14, 2005.

10.2	Cognizant Technology Solutions Executive Pension Plan, effective August 5, 2005.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: August 8, 2005	By:	/s/ Lakshmi Narayanan
Lakshmi Narayanan,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2005	By:	/s/ Gordon Coburn
Gordon Coburn,
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)