Form 10-Q
period 2005-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2005-11-08
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No:  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No:  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of November 1, 2005:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	138,207,482

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2005 and 2004 and for the Nine Months Ended September 30, 2005 and 2004	2

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2005 and 2004	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		24

Item 6.	Exhibits	24

SIGNATURES		25

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

(Unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$235,536	$155,429	$628,928	$413,892
Cost of revenues	128,175	84,585	343,937	225,153

Gross profit	107,361	70,844	284,991	188,739

Selling, general and administrative expenses	54,759	35,889	142,295	94,614
Depreciation and amortization expense	5,581	4,083	16,120	11,776

Income from operations	47,021	30,872	126,576	82,349

Other income (expense):
Interest income	2,221	1,267	6,122	2,922
Other income (expense) - net	130	(252)	(589)	(31)

Total other income (expense)	2,351	1,015	5,533	2,891

Income before provision for income taxes	49,372	31,887	132,109	85,240
Provision for income taxes	8,789	5,835	23,516	15,599

Net income	$40,583	$26,052	$108,593	$69,641

Basic earnings per share	$0.30	$0.20	$0.80	$0.53

Diluted earnings per share	$0.28	$0.18	$0.74	$0.49

Weighted average number of common shares outstanding – Basic	137,186	131,747	135,786	130,248

Dilutive effect of shares issuable as of period-end under stock option plans	10,095	10,974	10,766	11,597

Weighted average number of common shares outstanding – Diluted	147,281	142,721	146,552	141,845

Comprehensive income:
Net income	$40,583	$26,052	$108,593	$69,641
Foreign currency translation adjustments	(885)	(128)	(5,994)	177

Comprehensive income	$39,698	$25,924	$102,599	$69,818

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents (See Note 2)	$214,909	$199,296
Short-term investments (See Note 2)	153,587	115,465
Trade accounts receivable, net of allowance of $1,924 and $1,560, respectively	146,865	96,363
Unbilled accounts receivable	24,723	14,154
Deferred income tax assets	30,043	16,815
Other current assets	21,733	11,904

Total current assets	591,860	453,997

Property and equipment, net of accumulated depreciation of $61,473 and $47,436, respectively	126,515	90,705
Goodwill	18,289	9,701
Other intangible assets, net	16,877	12,126
Deferred income tax assets	10,806	—
Other assets	7,389	6,216

Total assets	$771,736	$572,745

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,004	$11,190
Accrued and other current liabilities	115,085	103,870

Total current liabilities	130,089	115,060

Deferred income tax liabilities	—	4,156

Total liabilities	130,089	119,216

Commitments and Contingencies (See Note 6)

Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 325,000 shares authorized, 138,190 and 134,177 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1,382	1,342
Additional paid-in-capital	276,801	191,322
Retained earnings	359,809	251,216
Accumulated other comprehensive income	3,655	9,649

Total stockholders’ equity	641,647	453,529

Total liabilities and stockholders’ equity	$771,736	$572,745

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$108,593	$69,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,120	11,776
Provision for doubtful accounts	612	267
Deferred income taxes	(28,190)	(7,434)
Tax benefit related to stock option exercises	45,429	26,522
Changes in assets and liabilities:
Trade accounts receivable	(47, 204)	(34,307)
Other current assets	(17,992)	(22,714)
Other assets	(884)	(1,539)
Accounts payable	3,618	2,316
Accrued and other current liabilities	13,458	31,008

Net cash provided by operating activities	93,560	75,536

Cash flows from investing activities:
Purchases of property and equipment	(49,573)	(21,791)
Purchases of short-term investments	(257,331)	(135,331)
Proceeds from maturity or sale of short-term investments	217,842	90,638
Acquisition, net of cash acquired	(19,811)	(1,495)

Net cash used in investing activities	(108,873)	(67,979)

Cash flows from financing activities – proceeds from issued shares	34,487	23,699

Effect of currency translation on cash and cash equivalents	(3,561)	518

Increase in cash and cash equivalents	15,613	31,774
Cash and cash equivalents, beginning of year	199,296	144,371

Cash and cash equivalents, end of period	$214,909	$176,145

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

Cash and cash equivalents and short-term investments as of December 31, 2004 and 2003, and the captions: investment in short-term investments, proceeds from maturity or sale of short-term investments, net cash used in investing activities and net increase in cash and cash equivalents presented in the Company’s statements of cash flows for the three years ended December 31, 2004, after reclassification, and as previously reported, are as follows:

	After Reclassification		As Previously Reported
	2004	2003	2004	2003
Cash and cash equivalents	$199,296	$144,371	$293,446	$194,221
Short-term investments	115,465	49,850	21,315	—

	$314,761	$194,221	$314,761	$194,221

	After Reclassification			As Previously Reported
	2004	2003	2002	2004	2003	2002
Investment in short-term investments	$(175,331)	$(93,300)	$(94,700)	$(43,351)	$—	$—

Proceeds from maturity or sale of short-term investments	$110,713	$100,550	$72,150	$23,033	$—	$—

Net cash used in investing activities	$(112,694)	$(30,564)	$(58,014)	$(68,394)	$(37,814)	$(35,464)

Net increase in cash and cash equivalents	$54,925	$75,260	$18,684	$99,225	$68,010	$41,234

The Company’s short-term investments consists of: (a) bank deposits which mature in less than one year, valued at cost, which approximates fair value and (b) auction-rate securities with auction rate reset periods of less than three months and other marketable debt securities, classified as available-for-sale securities. The Company’s investment in auction-rate securities consist of investment-grade municipal and corporate debt securities and are reported at fair market value. The Company has not recorded any unrealized gains or losses as of September 30, 2005 and December 31, 2004, principally because the Company’s investment in auction-rate securities trade at par value.

Cash and cash equivalents consists of cash deposits, including money market funds, and highly liquid instruments with a maturity of three months or less at the time of purchase.

Note 3 — Acquisition

In April 2005, the Company acquired substantially all the assets of Fathom Solutions, LLC (“Fathom”), a U.S. based company specializing in IT consulting in the telecommunications and financial services industries, for initial consideration of approximately $23,300 (including deal fees and consideration for delivery by sellers of net assets above the contractual target) in cash and stock. During the quarter ended June 30, 2005, the Company made cash payments of approximately $14,100 and issued 113,225 shares of Class A common stock valued at approximately $4,700 related to the acquisition. The remaining portion of the initial consideration of approximately $4,500 was paid in cash during the quarter ended September 30, 2005. Additional purchase price, not to exceed $16,000, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007 and will be recorded when the contingency is resolved. The Company completed this acquisition primarily to strengthen its service capabilities in the telecommunications industry.

The Company has accounted for the acquisition of Fathom as business combination under the provisions of SFAS No. 141, “Business Combinations.” In accordance with the provisions of SFAS No. 142, the Company has made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired. Accordingly, the allocations are subject to revision when the Company receives final information concerning asset and liability valuations. As part of the preliminary allocation of purchase price, the Company recorded approximately $9,100 of goodwill and $6,750 of intangible assets, principally customer relationships. For the three and nine months ended September 30, 2005, amortization of $200 and $376, respectively, related to the acquisition of amortizable intangible assets of Fathom has been included in the accompanying condensed consolidated statements of income and comprehensive income. The operating results of Fathom have been included in the consolidated financial statements of the Company effective April 16, 2005. The acquisition of Fathom was not material to the Company’s consolidated results of operations, cash flows or financial condition.

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

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company is currently reviewing whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Under the provisions of the Act and subject to the operating results of its controlled foreign corporations during 2005, the Company will be eligible to repatriate an amount between $0 and $500 million. The Company has estimated the blended income tax rate, including domestic and foreign taxes, to be in the range of 17% to 19% of the amount repatriated. The Company will finalize its assessment by the end of 2005 and, if it elects to repatriate any accumulated foreign earnings, the funds will be repatriated by December 31, 2005.

Note 5 — Employee Stock-Based Compensation Plans

At September 30, 2005, the Company had four stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25,

“Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”). There is no stock-based employee compensation cost reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 and 2004, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$40,583	$26,052	$108,593	$69,641
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax related benefits	(4,480)	(4,587)	(14,010)	(12,463)

Pro forma net income	$36,103	$21,465	$94,583	$57,178

Earnings per share:
As reported — basic	$0.30	$0.20	$0.80	$0.53
Pro forma — basic	$0.26	$0.16	$0.70	$0.44
As reported — diluted.	$0.28	$0.18	$0.74	$0.49
Pro forma — diluted	$0.25	$0.15	$0.65	$0.40

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

Note 6 — Commitments and Contingencies

The Company has plans to construct additional fully-owned development and training centers located in Chennai, Pune, Calcutta and Bangalore, India. The total construction expenditure related to this program is estimated to be approximately $76,000. As of September 30, 2005, the Company has entered into fixed capital commitments of approximately $66,200 related to this India development center expansion program, of which approximately $37,100 has been spent to date.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Financial services	$117,999	$76,100	$311,625	$203,447
Healthcare	47,001	31,340	122,012	81,573
Manufacturing / retail / logistics	38,483	27,334	112,412	73,735
Other	32,053	20,655	82,879	55,137

Total revenue	$235,536	$155,429	$628,928	$413,892

Segment Operating Profit:
Financial services	$42,056	$28,214	$107,218	$71,493
Healthcare	20,497	12,502	50,186	32,850
Manufacturing / retail / logistics	11,650	10,147	34,296	27,597
Other	10,074	9,058	27,895	21,070

Total segment operating profit	84,277	59,921	219,595	153,010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Unallocated costs	37,256	28,967	92,923	69,411
Other costs(1)	—	82	96	1,250

Income from operations	$47,021	$30,872	$126,576	$82,349

(1)	Represents costs related to the wind-down of the Company’s development facility in Limerick, Ireland. The costs associated with the closure of this facility have been disclosed separately since these costs were not allocated to a reportable segment in management’s internal reporting. During the nine months ended September 30, 2005, the Company recorded additional expenses of $96 and made payments of approximately $600 primarily for severance and retention bonuses. Substantially all costs have been paid as of March 31, 2005.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues(1)
North America(2)	$206,152	$133,453	$547,271	$358,209
Europe(3)	26,281	20,755	74,819	52,515
Asia	3,103	1,221	6,838	3,168

Total	$235,536	$155,429	$628,928	$413,892

	As of September 30, 2005	As of December 31, 2004
Long-lived Assets(4)
North America	$34,313	$16,105
Europe	7,014	8,483
Asia(5)	120,354	87,944

Total	$161,681	$112,532

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in United Kingdom of $20,676 and $16,919 and $57,513 and $45,096 for the three and nine months ended September 30, 2005 and 2004, respectively.
(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

During the three months ended September 30, 2005 and 2004, JPMorgan Chase and another customer, each individually accounted for more than 10.0% of revenues and during the nine months ended September 30, 2005 and 2004, JPMorgan Chase was the only customer to account for more than 10.0% of revenues.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of Cognizant’s adoption of SFAS No. 123(R)’s fair value method has not yet been determined, the Company expects that it will have a significant impact on its results of operations. The disclosure in Note 5 of pro forma net income and earnings per share as if the Company had recognized compensation cost for share-based payments under SFAS No. 123 for the three months and nine months ended September 30, 2005 and 2004 is not necessarily indicative of the potential impact of recognizing compensation cost for share based payments under SFAS No. 123(R) in future periods. The potential impact of adopting SFAS No. 123(R) is dependent on levels of share-based payments granted, the specific option pricing model utilized to determine fair value and the transition methodology selected.

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

During the three and nine months ended September 30, 2005, our revenue increased to $235.5 million and $628.9 million, respectively, compared to $155.4 million and $413.9 million during the three and nine months ended September 30, 2004. Net income increased to $40.6 million and $108.6 million, respectively, or $0.28 and $0.74 per diluted share during the three and nine months ended September 30, 2005 compared to $26.1 million and $69.6 million or $0.18 and $0.49 per diluted share during the three and nine months ended September 30, 2004. We had 247 active clients at September 30, 2005 compared to 219 at September 30, 2004. We anticipate that a significant portion of our revenue growth during the remainder of 2005 will come from increased penetration of existing clients. During the nine months ended September 30, 2005, 87.0 % of our revenue came from clients in North America. We will continue to expand our presence in Europe as we are starting to see an increased level of interest for offshore services in that region from European divisions of our global clients as well as an increasing number of local clients. Our operating margin was 20.0 % for the three month period ended September 30, 2005 compared to 19.9% for the three month period ended September 30, 2004. This was consistent with our targeted operating margin range of 19% to 20% of total revenues.

At September 30, 2005, we had cash and cash equivalents and short-term investments of $368.5 million, an increase of approximately $53.7 million compared to December 31, 2004. Our most recent building plans provide for construction of over 900,000 square feet of space in new fully-owned development and training centers located in Chennai, Pune, Calcutta and Bangalore, India. Total construction costs related to this program are currently estimated to be approximately $76.0 million, which we expect to fund from current operations. We believe our financial condition will remain strong. In addition, we will continue to consider acquisitions of companies that can improve our capabilities in certain market niches or geographic areas.

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

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. In 2004, the ten-year tax holiday expired for one STP and, accordingly, the export profits for that STP are subject to Indian income tax. Export profits from the remaining STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The tax holiday will not be expiring for any STPs in 2005. Prior to 2002, it was management’s intent to repatriate all accumulated earnings from India to the United States; accordingly, we provided for deferred income taxes in the amount of approximately $24.8 million on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, beginning in 2002, we intend to use Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion (APB) No. 23, “Accounting for Income Taxes – Special Areas”, we no longer accrue incremental U.S. taxes on Indian earnings as these earnings are considered to be indefinitely reinvested outside of the United States. As of September 30, 2005, the amount of unrepatriated Indian earnings upon which no incremental U.S. taxes have been recorded is approximately $240.9 million. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. We are currently reviewing whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Under the provisions of the Act and subject to the operating results of its controlled foreign corporations during 2005, we will be eligible to repatriate an amount between $0 and $500 million. However, we are evaluating repatriating an amount between $0 and $140 million. We have estimated the blended income tax rate, including domestic and foreign taxes, to be in the range of 17% to 19% of the amount repatriated. If we elect to repatriate accumulated foreign earnings under the Act, we will record an income tax benefit in the fourth quarter of 2005 principally because we have previously accrued income taxes on undistributed Indian earnings through December 31, 2001 at an income tax rate higher than the rate we will have to pay under the Act. The amount of the income tax benefit will vary based on the amount elected for repatriation. We will finalize our assessment by the end of 2005 and, if we elect to repatriate any accumulated foreign earnings, the funds will be repatriated by December 31, 2005.

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of September 30, 2005, our goodwill balance was approximately $18.3 million.

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

Risks. Most of our IT development centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The identification of a material weakness in our internal controls or the inability of our independent auditor to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Item 1 “Business – Additional Factors That May Affect Future Results” included in our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of additional risks that may affect our business, operations or financial results.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

(Dollars in thousands)

	2005	% of Revenues	2004	% of Revenues	Increase	% Increase
Revenues	$235,536	100.0%	$155,429	100.0%	$80,107	51.5%
Cost of revenues	128,175	54.4	84,585	54.4	43,590	51.5

Gross profit	107,361	45.6	70,844	45.6	36,517	51.5
Selling, general and administrative	54,759	23.2	35,889	23.1	18,870	52.6
Depreciation and amortization	5,581	2.4	4,083	2.6	1,498	36.7

Income from operations	47,021	20.0	30,872	19.9	16,149	52.3

Other income (expense), net	2,351		1,015		1,336	131.6
Provision for income taxes	8,789		5,835		2,954	50.6

Net income	$40,583	17.2%	$26,052	16.8%	14,531	55.8%

Revenue. Revenue increased by 51.5%, or approximately $80.1 million, from approximately $155.4 million during the three months ended September 30, 2004 to approximately $235.5 million during the three months ended September 30, 2005. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model, increased revenue from existing customers, and revenue from new customers added since September 30, 2004, including the acquisition of Fathom. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. In the third quarter of 2005 and 2004, JPMorgan Chase and a second customer each individually accounted for sales in excess of 10% of revenues. This second customer is not expected to account for more than 10% of sales on a full-year basis for the year ended December 31, 2005.

Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 51.5%, or approximately $43.6 million, from approximately $84.6 million during the three months ended September 30, 2004 to approximately $128.2 million during the three months ended September 30, 2005. The increase was due primarily to higher compensation costs from the increase in the number of our technical professionals. The increased number of our technical professionals is a direct result of greater demand for our services. Our gross profit increased by 51.5%, or approximately $36.5 million, from approximately $70.8 million during the three months ended September 30, 2004 to approximately $107.4 million during the three months ended September 30, 2005.

Gross profit margin remained constant at 45.6% of revenues during the three months ended September 30, 2004 and September 30, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 51.0%, or approximately $20.4 million, from approximately $40.0 million during the three months ended September 30, 2004 to approximately $60.3 million during the three months ended September 30, 2005, and decreased as a percentage of revenue from 25.7% to 25.6%. The percentage decrease in such expenses was achieved from our growing economies of scale.

Income from Operations. Income from operations increased by 52.3%, or approximately $16.1 million, from approximately $30.9 million during the three months ended September 30, 2004 to approximately $47.0 million during the three months ended September 30, 2005, representing an increase in the operating margin from 19.9% during the three months ended September 30, 2004 to approximately 20.0% during the three months ended September 30, 2005. Operating margin increased due primarily to leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency transaction gains or losses. Interest income increased from $1.3 million during the three months ended September 30, 2004 to approximately $2.2 million during the three months ended September 30, 2005 due primarily to higher invested global cash balances as well as an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $5.8 million during the three months ended September 30, 2004 to approximately $8.8 million during the three months ended September 30, 2005. The effective tax rate of 18.3% for the three months ended September 30, 2004 decreased to 17.8% for the three months ended September 30, 2005 primarily due to overall growth in our business which resulted in a greater percentage of Cognizant India’s income falling under the income tax holiday.

Net Income. Net income increased from approximately $26.1 million for the three months ended September 30, 2004 to approximately $40.6 million for the three months ended September 30, 2005, representing 16.8% and 17.2% of revenues, respectively. The increase in net income as a percentage of revenues compared to the prior period was primarily due to the increase in operating margin described above and the decrease in the overall effective income tax rate.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

(Dollars in thousands)

	2005	% of Revenues	2004	% of Revenues	Increase	% Increase
Revenues	$628,928	100.0%	$413,892	100.0%	$215,036	52.0%
Cost of revenues	343,937	54.7	225,153	54.4	118,784	52.8

Gross profit	284,991	45.3	188,739	45.6	96,252	51.0
Selling, general and administrative	142,295	22.6	94,614	22.9	47,681	50.4
Depreciation and amortization	16,120	2.6	11,776	2.8	4,344	36.9

Income from operations	126,576	20.1	82,349	19.9	44,227	53.7

Other income (expense), net	5,533		2,891		2,642	91.4
Provision for income taxes	23,516		15,599		7,917	50.8

Net income	$108,593	17.3%	$69,641	16.8%	38,952	55.9

Revenue. Revenue increased by 52%, or approximately $215.0 million, from approximately $413.9 million during the nine months ended September 30, 2004 to approximately $628.9 million during the nine months ended September 30, 2005. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model, increased revenue from existing customers and revenue from new customers added since September 30, 2004, including the acquisition of Fathom. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. In the first nine months of 2005 and 2004, JPMorgan Chase accounted for sales in excess of 10% of revenues.

Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 52.8%, or approximately $118.8 million, from approximately $225.2 million during the nine months ended September 30, 2004 to approximately $343.9 million during the nine months ended September 30, 2005. The increase was due primarily to higher compensation costs from the increase in the number of our technical professionals. The increased number of our technical professionals is a direct result of greater demand for our services. Our gross profit increased by 51.0%, or approximately $96.3 million, from approximately $188.7 million during the nine months ended September 30, 2004 to approximately $285.0 million during the nine months ended September 30, 2005.

Gross profit margin decreased from 45.6% of revenues during the nine months ended September 30, 2004 to 45.3% of revenues during the nine months ended September 30, 2005. The decrease in gross profit margin was due primarily to annual compensation increases that were effective April 1, 2005 and our acquisition of Fathom.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 48.9%, or approximately $52.0 million, from approximately $106.4 million during the nine months ended September 30, 2004 to approximately $158.4 million during the nine months ended September 30, 2005, and decreased as a percentage of revenue from 25.7% to 25.2%. The percentage decrease in such expenses was achieved from our growing economies of scale.

Income from Operations. Income from operations increased 53.7%, or approximately $44.2 million, from approximately $82.3 million during the nine months ended September 30, 2004 to approximately $126.6 million during the nine months ended September 30, 2005, representing operating margins of 19.9% and 20.1% of revenues, respectively. The increase in operating margin was due primarily to the leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years partially offset by the effect of annual compensation increases effective April 1, 2005.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency transaction gains or losses. Interest income increased from $2.9 million during the nine months ended September 30, 2004 to approximately $6.1 million during the nine months ended September 30, 2005 due primarily to higher invested global cash balances as well as an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $15.6 million during the nine months ended September 30, 2004 to approximately $23.5 million during the nine months ended September 30, 2005. The effective tax rate of 18.3% for the nine months ended September 30, 2004 decreased to 17.8% for the nine months ended September 30, 2005 primarily due to overall growth in our business which resulted in a greater percentage of Cognizant India’s income falling under the income tax holiday.

Net Income. Net income increased from approximately $69.6 million for the nine months ended September 30, 2004 to approximately $108.6 million for the nine months ended September 30, 2005, representing 16.8% and 17.3% of revenues, respectively. The increase in net income as a percentage of revenues compared to the prior period was primarily due to the percentage decrease in selling, general and administrative expenses described above and the decrease in the overall effective income tax rate, offset, in part by the decrease in the gross profit as a percentage of revenues.

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

The Company’s chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profits. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the total income from operations.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the three months ended September 30, 2005 and 2004 are as follows:

(Dollars in thousands)

	September 30, 2005	September 30, 2004	Increase	%
Revenues:
Financial services	$117,999	$76,100	$41,899	55.1%
Healthcare	47,001	31,340	15,661	50.0
Manufacturing/retail/logistics	38,483	27,334	11,149	40.8
Other	32,053	20,655	11,398	55.2

Total revenues	$235,536	$155,429	$80,107	51.5%

Segment Operating Profit:
Financial services	$42,056	$28,214	$13,842	49.1%
Healthcare	20,497	12,502	7,995	63.9
Manufacturing/retail/logistics	11,650	10,147	1,503	14.8
Other	10,074	9,058	1,016	11.2

Total segment operating profit	$84,277	$59,921	$24,356	40.6%

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Financial Services Segment

Revenue. Revenue increased by 55.1%, or approximately $41.9 million, from approximately $76.1 million during the three months ended September 30, 2004 to approximately $ 118.0 million during the three months ended September 30, 2005. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore IT services delivery model as a means of reducing a customer’s internal IT costs, as well as increased sales and marketing activities directed at both the U.S. and European markets for our services.

Segment Operating Profit. Segment operating profit increased 49.1%, or approximately $13.8 million, from approximately $28.2 million during the three months ended September 30, 2004 to approximately $42.1 million during the three months ended September 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investments in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 50.0%, or approximately $15.7 million, from approximately $31.3 million during the three months ended September 30, 2004 to approximately $47.0 million during the three months ended September 30, 2005. The increase in revenue was primarily attributable to the continued expansion of services within our existing North American customers.

Segment Operating Profit. Segment operating profit increased 63.9%, or approximately $8.0 million, from approximately $12.5 million during the three months ended September 30, 2004 to approximately $20.5 million during the three months ended September 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues and achieving continued leverage on prior sales and marketing investments.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 40.8%, or approximately $11.2 million, from approximately $27.3 million during the three months ended September 30, 2004 to approximately $38.5 million during the three months ended September 30, 2005. The increase in revenue was driven both by continued expansion of existing customer relationships as well as a significant number of new customers. The increase can also be attributed to leveraging sales and marketing investments in this area as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 14.8%, or approximately $1.5 million, from approximately $10.1 million during the three months ended September 30, 2004 to approximately $11.7 million during the three months ended September 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues largely offset by significant investments in sales and marketing, client relationship and program management personnel, and program development to accelerate the acquisition and growth of new and existing clients.

Other Segment

Revenue. Revenue increased by 55.2%, or approximately $11.4 million, from approximately $20.7 million during the three months ended September 30, 2004 to approximately $32.1 million during the three months ended September 30, 2005. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model and the acquisition of Fathom. The majority of Fathom’s business was folded into the telecommunications segment which is included as part of “Other” segments.

Segment Operating Profit. Segment operating profit increased 11.2%, or approximately $1.0 million from approximately $9.1 million during the three months ended September 30, 2004 to approximately $10.1 million during the three months ended September 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues, including the acquisition of Fathom, largely offset by significant investments in sales and marketing, client relationship and program management personnel, and program development to accelerate the acquisition and growth of new and existing clients.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the nine months ended September 30, 2005 and 2004 are as follows:

(Dollars in thousands)

	September 30, 2005	September 30, 2004	Increase	%
Revenues:
Financial services	$311,625	$203,447	$108,178	53.2%
Healthcare	122,012	81,573	40,439	49.6
Manufacturing/retail/logistics	112,412	73,735	38,677	52.5
Other	82,879	55,137	27,742	50.3

Total revenues	$628,928	$413,892	$215,036	52.0%

Segment Operating Profit:
Financial services	$107,218	$71,493	$35,725	50.0%
Healthcare	50,186	32,850	17,336	52.8
Manufacturing/retail/logistics	34,296	27,597	6,699	24.3
Other	27,895	21,070	6,825	32.4

Total segment operating profit	$219,595	$153,010	$66,585	43.5%

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Financial Services Segment

Revenue. Revenue increased by 53.2%, or approximately $108.2 million, from approximately $203.4 million during the nine months ended September 30, 2004 to approximately $311.6 million during the nine months ended September 30, 2005. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore IT services delivery model as a means of reducing a customer’s internal IT costs, as well as increased sales and marketing activities directed at both the U.S. and European markets for our services.

Segment Operating Profit. Segment operating profit increased 50.0%, or approximately $35.7 million, from approximately $71.5 million during the nine months ended September 30, 2004 to approximately $107.2 million during the nine months ended September 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investment in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 49.6%, or approximately $40.4 million, from approximately $81.6 million during the nine months ended September 30, 2004 to approximately $122.0 million during the nine months ended September 30, 2005. The increase in revenue was primarily attributable to the continued expansion of services within our existing North American customers.

Segment Operating Profit. Segment operating profit increased 52.8%, or approximately $17.3 million, from approximately $32.9 million during the nine months ended September 30, 2004 to approximately $50.2 million during the nine months ended September 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues and achieving continued leverage on prior sales and marketing investments.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 52.5%, or approximately $38.7 million, from approximately $73.7 million during the nine months ended September 30, 2004 to approximately $112.4 million during the nine months ended September 30, 2005. The increase in revenue was driven both by continued expansion of existing customer relationships as well as a significant number of new customers. The increase can also be attributed to leveraging sales and marketing investments in this area as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 24.3%, or approximately $6.7 million, from approximately $27.6 million during the nine months ended September 30, 2004 to approximately $34.3 million during the nine months ended September 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues largely offset by significant investments in sales and marketing, client relationship and program management personnel, and program development to accelerate the acquisition and growth of new and existing clients.

Other Segment

Revenue. Revenue increased by 50.3%, or approximately $27.7 million, from approximately $55.1 million during the nine months ended September 30, 2004 to approximately $82.9 million during the nine months ended September 30, 2005. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model and the acquisition of Fathom.

Segment Operating Profit. Segment operating profit increased 32.4%, or approximately $6.8 million from approximately $21.1 million during the nine months ended September 30, 2004 to approximately $27.9 million during the nine months ended September 30, 2005. The increase in segment operating profit was attributable primarily to increased revenues, including the acquisition of Fathom, largely offset by significant investments in sales and marketing, client relationship and program management personnel, and program development to accelerate the acquisition and growth of new and existing clients.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents and short-term investments of approximately $368.5 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of September 30, 2005 and December 31, 2004, we had no third party debt and had working capital of approximately $461.8 million and $338.9 million, respectively. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $93.6 million during the nine months ended September 30, 2005 as compared to cash provided by operations of approximately $75.5 million during the nine months ended September 30, 2004. The increase is primarily attributed to increased net income in 2005, offset, in part, by slower collections of receivables and the timing of payment of accrued expenses. Trade accounts receivable increased from approximately $96.4 million at December 31, 2004 to approximately $146.9 million at September 30, 2005. Unbilled accounts receivable increased from approximately $14.2 million at December 31, 2004 to approximately $24.7 million at September 30, 2005. The increase in trade accounts receivable was attributed to increased revenues and a higher number of days of sales outstanding. Unbilled receivables increased primarily due to increased revenue and the timing of milestone billings for certain fixed price contracts. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At September 30, 2005, our days of sales outstanding, including unbilled receivables, was approximately 67 days as compared to 59 days at December 31, 2004 and 61 days at September 30, 2004.

Our investing activities used net cash of approximately $108.9 million during the nine months ended September 30, 2005 as compared to $68.0 million during the nine months ended September 30, 2004. The increase in net cash used in investing activities primarily relates to greater investments in property and equipment in 2005 to expand our offshore development structure and the acquisition of Fathom partially offset by lower net purchases of short-term investments in 2005.

Our financing activities provided net cash of approximately $34.5 million during the nine months ended September 30, 2005 as compared to $23.7 million during the nine months ended September 30, 2004. The increase relates to a higher level of cash proceeds from the exercise of stock options and employee purchases of stock.

We believe that our available funds and the cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations and needs for at least the next 12 months, including payment of income taxes if we elect to repatriate undistributed foreign earnings under the Act in the fourth quarter of 2005. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate earnings from India other than amounts, if any, under the Act, our ability not to breach the Distribution Agreement between IMS Health and us, especially as it relates to our tax indemnities, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all.

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

As of March 31, 2005, we completed the wind-down of our development facility in Limerick, Ireland. During the nine months ended September 30, 2005, we recorded additional expenses of approximately $0.1 million and made payments of approximately $0.6 million primarily for severance and retention bonuses. Substantially all costs have been paid as of March 31, 2005.

In April 2005, we acquired substantially all the assets of Fathom for initial consideration of approximately $23.3 million (including deal fees and consideration for delivery by sellers of net assets above the contractual target) in cash and stock. During the quarter ended June 30, 2005, the Company made cash payments of approximately $14.1 million and issued 113,225 shares of Class A common stock valued at approximately $4.7 million related to the acquisition. The remaining portion of the initial consideration of approximately $4.5 million was paid in cash during the quarter ended September 30, 2005. Additional purchase price, not to exceed $16.0 million, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007.

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

Commitments and Contingencies

We have plans to construct additional fully-owned development and training centers located in Chennai, Pune, Calcutta and Bangalore, India. Total construction costs related to this program are expected to be approximately $76.0 million, which we expect to fund internally. As of September 30, 2005, we have entered into fixed capital commitments of approximately $66.2 million related to this India development center expansion program, of which approximately $37.1 million has been spent to date. The remaining fixed capital commitments are payable by the end of 2006.

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options or stock issuances under the employee stock purchase plan. Although the full impact of our adoption of SFAS No. 123(R)’s fair value method has not yet been determined, we expect that it will have a significant impact on our results of operations. The disclosure under SFAS No. 123 of pro forma net income and earnings per share as if we had recognized compensation cost for share-based payments under SFAS No. 123 for the three and nine months ended September 30, 2005 and 2004 is not necessarily indicative of the potential impact of recognizing compensation cost for share-based payments under SFAS No. 123(R) in future periods. The potential impact of adopting SFAS No. 123(R) is dependent on levels of share-based payments granted, the specific option pricing model utilized to determine fair value and the transition methodology selected.

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

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of September 30, 2005, we had approximately $368.5 million of cash and cash equivalents and short-term investments which are impacted almost immediately by changes in short-term interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cognizant Technology Solutions Corporation

Date: November 8, 2005	By:	/s/ Lakshmi Narayanan
Lakshmi Narayanan,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2005	By:	/s/ Gordon Coburn
Gordon Coburn,
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)