Form 10-K
period 2005-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2006-03-15
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate	by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2005, based on $47.13 per share, the last reported sale price on the NASDAQ National Market on that date, was $6,409,313,470.

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of March 6, 2006 was 140,123,246 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

Overview

We are a leading provider of custom IT consulting and technology services as well as outsourcing services for Global 2000 companies located in North America, Europe and Asia. Our core competencies include Technology Strategy Consulting, Complex Systems Development, Enterprise Software Package Implementation and Maintenance, Data Warehousing & Business Intelligence, Application Testing, Application Maintenance, Infrastructure Management, and Vertically-Oriented Business Process Outsourcing (BPO). We tailor our services to specific industries, and utilize an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located primarily in India.

Industry Background

Many companies today face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in government regulations, globalization and technology innovation. In response to these challenges, many companies are focused on improving productivity, increasing service levels, lowering costs and accelerating delivery times. In order to achieve these goals, companies are focusing on a number of technology-centric areas, such as:

•	Business and IT alignment and optimization;

•	Advanced custom systems development;

•	Data Warehousing and Business Intelligence;

•	Enterprise Resource Planning;

•	Customer and Supply Chain Management; and

•	Middleware, Service-Oriented Architectures, Open Source and Radio Frequency Identification (RFID).

These approaches and technologies facilitate faster, more responsive, lower-cost business operations. However, their development, integration and on-going maintenance present major challenges and require a large number of highly skilled professionals trained in many diverse technologies. In addition, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy IT systems and to address application maintenance projects. Increasingly, companies are relying on custom IT solutions providers, such as us, to provide these services.

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

Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. The effective use of offshore personnel can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies. Certain developing countries, particularly India, have a large talent pool of highly qualified technical professionals that can provide high quality IT and BPO services at a lower cost. India is a leader in IT services, and is regarded as having one of the largest and highest quality pools of talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing, integration and maintenance, as well as technology consulting and infrastructure management. India’s services and software exports continue to see significant growth. According to NASSCOM (India’s National Association of Software and Services Companies) and McKinsey & Company, the IT/BPO sector in India was a $17.2 billion industry in 2004, and is projected to grow to $50.0 billion by 2009.

Using a globally distributed workforce to provide value-added services presents a number of challenges to IT service providers. The offshore implementation of value-added IT services requires that IT service providers continually and effectively attract, train and retain highly skilled software development professionals with the advanced technical skills necessary to keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. These skills are necessary to design, develop and deploy high-quality technology solutions in a cost-effective and timely manner. In addition, IT service providers must have the methodologies, processes and communications capabilities to enable offshore workforces to be successfully integrated with on-site personnel. Service providers must also have strong research and development capabilities, technology competency centers and relationship management skills in order to compete effectively.

The Cognizant Approach

Our business is organized and managed primarily around our four vertically-oriented business segments:

•	Financial Services;

•	Healthcare;

•	Manufacturing, Retail & Logistics; and

•	Other – which includes Telecommunications, Information Services, Media and High Technology.

This vertical focus has been central to our revenue growth and high-customer satisfaction. As the IT Services industry continues to mature, clients are looking for service providers who understand their businesses, industry initiatives, culture and have solutions tailored to meet their individual business needs. We have continued to hire experts out of industry, establish a broad base of business analysts, invest in industry training for our staff, and build out industry-specific services and solutions. This approach is central to our high-levels of on-time delivery and customer satisfaction, as we understand the full context of our clients’ challenges and have deep experience in addressing them.

Our key service areas—IT Consulting and Technology Services, and Outsourcing Services—are delivered in a standardized, high-quality manner through a Global Delivery Model to our clients across our four business segments. These service areas include:

•	IT Consulting and Technology Services

•	Business Process Consulting

•	IT Strategy Consulting

•	Technology Consulting

•	Application Design, Development, Integration and Re-engineering

•	Complex Custom Systems Development

•	DataWarehousing / Business Intelligence

•	Customer Management Relationship (CRM) System implementation

•	Enterprise Resource Planning (ERP) System implementation

•	Software Testing Services

•	Outsourcing Services

•	Application Maintenance

•	Custom Application Maintenance

•	CRM and ERP Maintenance

•	IT Infrastructure Outsourcing

•	Business Process Outsourcing

Business Segments

We are organized around industry verticals, and we report the operations of our business in the following four business segments:

Cognizant’s Business Segments
Financial Services	Healthcare	Manufacturing/Retail/Logistics	Others
Capital Markets	Healthcare	Manufacturing	Telecommunications
Banking	Life Sciences	Logistics	Information Services
Insurance		Retail	Media
High Technology

Financial Services

In 2005, our Financial Services business segment represented approximately 49.8% of our total revenues. This business segment provides services to our customers operating in the following industries:

•	Capital Markets, focusing on the needs of broker/ dealers, asset management firms, depositories, clearing organizations and exchanges. Some of the key areas we help these clients in both driving efficiencies and establishing new capabilities include: Front Office, Middle Office, Back Office, Sales & Brokerage, Research, Exchange Operations and Prime Brokerage solutions.

•	Banking, focusing on traditional retail and commercial banks, and diversified financial enterprises. We assist these clients in such areas as: Consumer Lending, Cards & Payments, Wholesale Banking, Risk Management, Investment Management, Corporate Services and Retail Banking.

•	Insurance, assisting with the needs of property and casualty insurers, life insurers, reinsurance firms and insurance brokers. We focus on such areas as: Business Acquisition, Policy Administration, Claims Processing, Management Reporting, Regulatory Compliance and Reinsurance.

Healthcare

In 2005, our Healthcare business segment represented approximately 19.9% of our total revenues. This business segment provides services to our customers operating in the following industries:

•	Healthcare. We worked with many leading healthcare organizations, including 3 of the top 5 in the United States. Our Healthcare service teams focus on the following key industry solutions: Broker Compensation, Sales & Underwriting Systems, Provider Management, Plan Sponsor Administration, Electronic Enrollment, Membership, Billing, Claims Processing, Medical Management and Pharmacy Benefit Management. We are also partnering with our customers to enable their IT systems for initiatives such as self service portals (member / provider / broker), consumer driven healthcare, behavioral health, MMA and healthcare data warehousing and analytics.

•	Life Sciences. We partner with the leading organizations in the Life Sciences industry to assist them with the opportunities and challenges of their rapidly evolving market. In 2005, we worked with 7 of the world’s top pharmaceutical companies. We are assisting these firms in dealing with such challenges as: Consolidation, Data Integration, Time to Market, Safety, Globalization and Regulations. Some of our Life Sciences solutions include: Prescriber Behavior Analysis and Insight, Longitudinal Prescription Data Management Systems, Sales Force Compensation Systems, Sales Data and Claims Data Management Systems, Clinical Trial Solutions, 21CFR11 Assessment and Computer Systems Validation, Data Mining and Business Intelligence Solutions, e-Business and Data Portals, and ERP implementation, upgrade, and maintenance services.

Manufacturing / Retail / Logistics

In 2005, our Manufacturing, Logistics & Retail business segment represented approximately 17.2% of our total revenues. This business segment services customers in the following industry groups:

•	Manufacturing and Logistics. We help organizations improve operational efficiencies, enhance responsiveness and collaborate with trading partners to better serve their end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Some of our Manufacturing and Logistics solutions include: Supply Chain Management, Warehouse and Yard Management, Waste Management, Transportation Management, Optimization, Portals and ERP solutions.

•	Retail. We serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers and large mass-merchandise discounters. We deliver the best of both worlds: in-depth experience with retailing applications and a strong enterprise architecture foundation. As a result, we have helped retailers:

•	Upgrade supply chain systems, ranging from order management to category and space management, warehouse management, logistics management, pricing and promotions, and merchandising management,

•	Implement new point of sale solutions that embrace new international standards and provide new flexibility for supporting new merchandising initiatives,

•	Implement point solutions developed by our Retail Center of Excellence. The Center of Excellence has built solution accelerators and defined implementation methodologies for multi-channel integration, GTIN/Sunrise 2005 compliance, and for Point of Sale systems migration,

•	Accelerate the implementation of enterprise and customer relationship management , and

•	Improve business intelligence effectiveness.

Other

The Other reportable business segment is an aggregation of operating segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other business segment includes telecommunications, information services media and high technology operating segments. In 2005, our Other reportable business segment represented approximately 13.1% of our total revenues. A description of operating segments included in Other is as follows:

•	Telecommunications. Our Communications industry practice serves some of the world’s leading telecommunications service providers, equipment vendors and software vendors. We have several industry-specific solutions, including: OSS / BSS Implementation, Network Management Services, Mobile Applications, Conformance Testing, Product Lifecycle Management, Product Implementation, Portals, Business Activity Monitoring, Mobile Systems Integration, Broadband Evolution Services and Billing Quality Assurance.

•	Information Services and Media. We have an extensive track record working with some of the world’s largest media and entertainment companies. With the emergence of digital technologies promising to revolutionize the business, we are ready to offer the consulting and outsourcing services to help media and entertainment companies concentrate on their end product. Some of our solutions include:

•	Supply chain management solutions, from pre-press to material procurement, circulation, logistics, and vendor management;

•	Business solutions covering advertising management, online media, and e-business;

•	Workflow automation covering the product development process for broadcasters;

•	Spot ad buying systems covering agency of record, traffic management, post-buy analysis, and financial management;

•	Digital Asset Management (DAM) and Digital Rights Management (DRM); and

•	Operational systems including ad sales, studio management, outsourcing billing and payments, along with content management and delivery.

•	High Technology. Our High Technology vertical is a dedicated practice serving some of the world’s leading Independent Software Vendors (ISVs) and Online Service Providers. We believe that the needs of technology companies are different – more technically complex, challenging and advanced than what is typically found in other industries. Catering to these needs, our High Technology practice assists with the unique needs of these clients in areas such as: Product Development, Product Sustenance, Compatibility Testing, Internationalization, Product Re-engineering, Multiple Channel Extension, Security Testing and Content Management.

Our Solution and Services

We believe that we have developed an effective integrated on-site/offshore business model, and that this business model will be a critical element of our continued growth. To support this business model, at December 31, 2005, we employed over 24,000 IT professionals and support staff globally. We have also established facilities, technology and communications infrastructure in order to support our business model.

Across each of our business segments, we provide a broad, and expanding, range of consulting, information technology and business processing outsourcing services, including:

IT Consulting and Technology Services

•	IT Consulting. Consulting offerings that are based on rigorous and proven methodologies and scientifically driven frameworks. In the areas of business processes, technologies and offshoring, we analyze the existing environment, identify opportunities for optimization and provide a robust roadmap for significant cost savings and productivity improvement. The broad areas of coverage include: offshoring strategy, IT strategy, technology rationalization, business process rationalization, change management and IT solution strategy.

•	Application Design, Development, Integration and Re-engineering. Define customer requirements, write specifications and design, develop, test and integrate software across multiple platforms including Internet technologies. Modify and test applications to enable systems to function in new operating environments. In addition, these services include DataWarehousing / Business Intelligence (BI), ERP and CRM implementation services, as well as testing services. We follow either of two alternative approaches to application development and integration:

•	full life-cycle application development, in which we assume start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

•	cooperative development, in which our employees work with a customer’s in-house IT personnel to jointly analyze, design, implement, test and integrate new systems.

In both of these approaches, our on-site team members work closely and collaboratively with our clients. Detailed design, implementation and testing are generally performed offshore at our 27 IT development centers located in India and China, as well as our development centers in Chicago, Phoenix, Amsterdam and Toronto. In addition, we maintain an on-site presence at each customer location in order to address evolving customer needs and resulting changes to the project.

A key part of our application development and integration offering is a suite of services to help organizations build and integrate business applications with the rest of their operations. In this suite of services, we leverage our skills in business application development and enterprise application integration to build sophisticated business applications and to integrate these new applications and Web sites with client server and legacy systems. We build and deploy robust, scalable and extensible architectures for use in a wide range of industries. We maintain competency centers specializing in Microsoft, IBM, SAP and JAVA, among others, in order to be able to provide application development and integration services to a broad spectrum of customers.

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

•	Software Testing Service. Our Software Testing service offering has experienced significant growth in the past year. Through this practice, we provide an independent verification and validation service focused exclusively on supporting the software testing needs of our clients. Our testing service has four key offerings: 1.) Independent Functional Testing, 2.) Test Automation, 3.) Test Process Consulting, and 4.) Performance Testing. We utilize our own Managed Test Center process model to ensure our client’s receive the highest quality code possible after it has been tested by us. We focus our Managed Test Centers on specific domains (e.g., specific industries and software solutions), ensuring we tailor our testing solutions to the particular needs of our clients.

Outsourcing

•	Application Maintenance. Support some or all of a customer’s applications ensuring that systems remain operational and responsive to changing user requirements, and to provide on-going enhancement as required by the customer. In addition, our maintenance services include infrastructure management.

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

•	IT Infrastructure Services. We provide IT Infrastructure Management Outsourcing services. This is a newer service at Cognizant, but one where we anticipate growing demand in the coming years. Through our Global Operations Center, we are able to provide significant scale, quality and cost savings to our clients in IT Infrastructure Services. We focus on a number of key areas, including such key areas of infrastructure management as: Networks, Servers, Middleware, Security, Vendors, Storage, Messaging, Databases, and Desktops. We can provide these through an IT Service Desk model, focusing on such areas as IT Operations and IT Help Desk.

•	Vertical Business Process Outsourcing (V-BPO). We provide Vertically-Oriented BPO to our clients. This is a newer service at Cognizant, but one in which we anticipate future growth. At Cognizant, we made a strategic decision to stay out of more generic, horizontally-based BPO markets (i.e., call centers) and instead have focused on value-added processes that are specific to clients in our key industry segments (particularly in Financial Services, Healthcare and Manufacturing / Logistics / Retail). Our BPO practice focuses on core back office services covering: Transaction Processing, Voice Processes, Data Administration, Data Management and Data Analytics.

In addition to our industry-specific expertise and focus, our strengths, which we believe differentiate us from other IT service providers, include the following:

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

Highly Skilled Workforce. Our managers and senior technical personnel provide in-depth project management expertise to customers. To maintain this level of expertise, we have placed significant emphasis on recruiting and training our workforce of highly skilled professionals. We have over 2,000 project managers and senior technical personnel around the world, many of whom have significant work experience in North America, Europe and Asia. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide five months of combined classroom and on-the-job training to newly hired programmers, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff. We were recently assessed by KPMG at Level 5 (the highest possible rating) of the People Capability Maturity Model (P-CMM) of the Software Engineering Institute at Carnegie Mellon University, a widely recognized means of implementing best current practices in fields such as human resources, knowledge management, and organizational development which improves our processes for managing and developing our workforce and addressing critical people issues.

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

International time differences enable our offshore teams located in India to access a customer’s computing facilities located in North America, Europe and Asia / Pacific during off-peak hours. This ability to perform services during off-peak hours enables us to complete projects more rapidly and does not require our customers to invest in duplicative hardware and software. In addition, for large projects with short time frames, our offshore facilities allow for parallel processing of various development phases to accelerate delivery time. In addition, we can deliver services more rapidly than some competitors without an offshore labor pool because our lower labor costs enable us to cost-effectively assign more professionals to a project.

Business Strategies

Our objectives are to maximize stockholder value and enhance our position as a leading provider of custom IT services. We implement the following core strategies to achieve these objectives:

Further Develop Long-Term Customer Relationships. We have strong long-term strategic relationships with our customers and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our customers’ chief information officers, or other IT decision makers, by offering a wide array of cost-effective high quality services. Approximately 91% of our revenues in the year ended December 31, 2005, were derived from customers who had been using our services at the end of 2004. We also seek to leverage our experience with a customer’s IT systems into new business opportunities. Knowledge of a customer’s processes and IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional development and maintenance projects from that customer.

Expand Service Offerings and Solutions. We have several teams dedicated to developing new, high value services. These teams collaborate with customers to develop these services. For example, we are currently developing new offerings in Business Consulting and IT Consulting, Vertically-Oriented Business Process Outsourcing, and vertically-oriented IT solutions atop innovative technologies including: RFID, Service Oriented Architectures (SOA) and Open Source. In addition, we invest in internal research and development and promote knowledge building and sharing across the organization in order to promote the development of new services and solutions that we can offer to our customers. Furthermore, we continue to enhance our capabilities and service offerings in the areas of:

•	Customer Relationship Management (CRM);

•	Enterprise Resource Planning (ERP);

•	Data Warehousing / Business Intelligence (BI);

•	Software Testing; and

•	Infrastructure Management.

We believe that the continued expansion of our service offerings will reduce our reliance on any one technology initiative and will help foster long-term relationships with our customers by allowing us to serve their needs better.

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

Expand Domestic and International Geographic Presence. As we expand our customer base, we plan to open additional sales and marketing offices in North America, Europe and Asia. It is expected that this expansion will facilitate sales and service to existing and new customers. We have established sales and marketing offices in Atlanta, Chicago, Dallas, Minneapolis, Phoenix, Los Angeles, San Francisco and Teaneck. In addition, we have been pursuing market opportunities internationally through our offices in Toronto, London, Frankfurt, Paris, Zurich, Geneva, Amsterdam, Shanghai, Tokyo, Melbourne and Singapore.

Pursue Selective Strategic Acquisitions, Joint Ventures and Strategic Alliances. We believe that opportunities exist in the fragmented IT services market to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence and our capabilities more rapidly, especially in geographic markets and key industries. For example, in 2005 we acquired substantially all the assets of Fathom Solutions LLC (Fathom), a leading Telecommunications consultancy based in Chicago to provide us, and our customers, with further consulting depth in the Telecommunications sector. In addition, through our working relationships with independent software vendors we obtain projects using the detailed knowledge we gain in connection with a joint development process. Finally, we will strategically partner with select IT service firms that offer complementary services in order to best meet the requirements of our customers. In 2005, we announced a strategic partnership with EDS, and in the future we will look to build our ecosystem of strategic partners.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our Teaneck, New Jersey headquarters and our business development offices located across the country and the world in Atlanta, Chicago, Dallas, Minneapolis, Phoenix, Los Angeles, San Francisco, Teaneck, London, Amsterdam, Frankfurt, Zurich, Geneva, Paris, Shanghai, Toronto, Tokyo, Melbourne and Singapore. At December 31, 2005, we had approximately 50 direct sales persons and over 220 account managers. The sales and marketing group works with our technical team as the sales process moves closer to the customer’s selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

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

Customers

The number of customers served by us has increased significantly in recent years. As of December 31, 2005, we were providing services to approximately 250 customers, as compared to 233 customers as of December 31, 2004 and 153 customers as of December 31, 2003.

For the year ended December 31, 2005, we derived our revenues from the following business segments: 49.8% from Financial Services, 19.9% from Healthcare, 17.2% from Retail/Manufacturing/Logistics and 13.1% from Other.

We provide services either on a time-and-material basis or on the basis of an agreed fixed bid. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year. While no individual customer accounted for greater than 10% of our revenues in the fiscal year ended December 31, 2005, approximately 13.7% and 10.1% of our revenues in the fiscal years ended December 31, 2004 and 2003, respectively, were generated from JPMorgan Chase.

Our customers include:

ACNielsen Corporation	First Data Corporation
ADP, Incorporated	IMS Health Incorporated
Brinker International, Incorporated	JPMorgan Chase
CCC Information Services Incorporated	Metropolitan Life Insurance Company
Computer Sciences Corporation	Royal & SunAlliance USA
The Dun & Bradstreet Corporation	United Healthcare

Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2005	2004	2003
Percent of revenues from top five customers	34%	38%	36%
Percent of revenues from top ten customers	46%	52%	54%
Revenues under fixed-bid contracts as a percent of revenues	25%	24%	26%

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

Our most direct competitors include, among others, Infosys Technologies, Tata Consultancy Services and WIPRO, which utilize an integrated on-site/offshore business model comparable to that used by us. We also compete with large IT service providers with greater resources, such as Accenture, Computer Sciences Corporation, Electronic Data Systems and IBM Global Services. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate.

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

On July 1, 1998 Nielsen Media Research, Inc., the successor in interest to Cognizant Corporation, assigned all its rights, title and interest in and to the name “Cognizant” and to our corporate logo to us. On February 6, 2003, we assigned certain of our assets, including all of our intangible assets, to our wholly-owned United States subsidiary, Cognizant Technology Solutions U.S. Corporation. As of December 31, 2005, our United States operating company is the owner of three trademark registrations in the United States and four pending trademark applications in India. In addition, as of December 31, 2005, our United States operating company held 232 other trademark registrations in 57 other countries, a pending application for our corporate logo in the European Union and two pending applications for our company name and corporate logo in Malaysia.

Employees

As of December 31, 2005, we employed approximately 24,300 persons, including over 4,700 persons on a full-time basis in various locations throughout North America. We also employed over 500 persons on a full-time basis in various locations throughout Europe, principally in the United Kingdom, and over 18,900 persons on a full-time basis in our offshore IT development centers in India. None of our employees are subject to a collective bargaining arrangement. We consider our relations with our employees to be good.

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

Our Executive Officers

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Lakshmi Narayanan(1)	53	President and Chief Executive Officer	2003

Francisco D’Souza(2)	37	Chief Operating Officer	2003

Gordon Coburn(3)	42	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2003

Ramakrishnan Chandrasekaran(4)	48	Executive Vice President & Managing Director	2004

(1)	Lakshmi Narayanan was elected Chief Executive Officer in December 2003. Mr. Narayanan has served as our President since March 1998. Mr. Narayanan joined our Indian subsidiary as Chief Technology Officer in 1994 and was elected President of such subsidiary on January 1, 1996. Prior to joining us, from 1975 to 1994, Mr. Narayanan was the regional head of Tata Consultancy Services, a large consulting and software services company located in India. Mr. Narayanan holds a Bachelor of Science degree, a Master of Science degree and a Management degree from the Indian Institute of Science.
(2)	Francisco D’Souza was elected Chief Operating Officer in December 2003. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D’Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D’Souza was employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D’Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D’Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D’Souza holds a Bachelor of Business Administration degree from the University of East Asia and a Master of Business Administration degree from Carnegie-Mellon University.
(3)

Gordon Coburn was elected Executive Vice President in December 2003. Mr. Coburn continues to serve as our Chief Financial Officer, Treasurer and Secretary, positions he has held since his election in March 1998. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director – Group Finance & Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn serves on the board of directors of ICT Group, Inc. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College.

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

Available Information

We make available the following public filings with the Securities and Exchange Commission (the SEC) free of charge through our Web site at www.cognizant.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC:

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

Item 1A. Risk Factors

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

We intend to continue to develop and expand our offshore facilities in India where, as of December 31, 2005, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

India has also experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the Indian-Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq. If India were to become engaged in armed hostilities, particularly if these hostilities were protracted or involved the threat of or use of weapons of mass destruction, our operations would be materially adversely affected. In addition, United States companies may decline to contract with us for services in light of international terrorist incidents or armed hostilities even where India is not involved because of more generalized concerns about relying on a service provider utilizing international resources.

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

We are investing substantial cash assets in new facilities and physical infrastructure, and our profitability could be reduced if our business does not grow proportionately.

As of December 31, 2005, we had contractual commitments of approximately $21.5 million related to capital expenditures on construction or expansion of our development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions may increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 13% of our revenues for the fiscal year ended December 31, 2005, 13% of our revenues for the fiscal year ended December 31, 2004 and 12% of our revenues for the fiscal year ended December 31, 2003. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

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

We may face difficulties in providing end-to-end business solutions for our clients that could cause clients to discontinue their work with us, which in turn could harm our business.

We have been expanding the nature and scope of our engagements and have added new service offerings, such as IT consulting, business process outsourcing, systems integration and outsourcing of entire portions of IT infrastructure. The success of these service offerings is dependent, in part, upon continued demand for such services by our existing and new clients and our ability to meet this demand in a cost-competitive and effective manner. In addition, our ability to effectively offer a wider breadth of end-to-end business solutions depends on our ability to attract existing or new clients to these service offerings. To obtain engagements for such end-to-end solutions, we also are more likely to compete with large, well-established international consulting firms, resulting in increased competition and marketing costs. Accordingly, we cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract existing and new clients to these service offerings.

The increased breadth of our service offerings may result in larger and more complex projects with our clients. This will require us to establish closer relationships with our clients and a thorough understanding of their operations. Our ability to establish such relationships will depend on a number of factors, including the proficiency of our IT professionals and our management personnel. Our failure to understand our client requirements or our failure to deliver services which meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages.

Larger projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from the business or financial condition of our clients or the economy generally, as opposed to factors related to the quality of our services. Such cancellations or delays make it difficult to plan for project resource requirements, and inaccuracies in such resource planning may have a negative impact on our profitability.

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

The H-1 B visa classification enables United States employers to hire qualified foreign workers in positions which require an education at least equal to a Baccalaureate Degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1 B visa usually permits an individual to work and live in the United States for a period of up to six years. There is a limit on the number of new H-1 B petitions that United States Citizenship and Immigration Services (“CIS,” one of the successor agencies to the Immigration and Naturalization Service) may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1 B visas necessary to bring foreign employees to the United States. In the current federal fiscal year, the limit is 65,000. This cap has been reached as of October 1, 2005. New H-1 B petitions may not be filed until April 1, 2006, and these petitions must be for positions beginning no earlier than October 1, 2006. However, as a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1 B visa classification. Higher users of the H-1 B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1 B classification may result in a bar on future use of the H-1 B program.

We also regularly transfer employees of our subsidiary in India to the United States to work on projects and at client sites, using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre-approved by the CIS, thus enabling individual L-1 applications to be presented directly to a United States consular post abroad rather than undergoing the pre-approval process in the United States. In recent years, both the United States consular posts that review initial L-1 applications and the CIS offices, which adjudicate extensions of L-1 status, have become more restrictive with respect to this category. As a result, the rate of refusals of initial L-1 applications and of extension denials has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have caused major delays in visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

On December 8, 2004, President Bush signed the FY 2005 Omnibus Appropriations Act. This legislation contained several important changes to the laws governing L-1 visa holders. All of the changes took effect on June 8, 2005. Under one provision of the new law, all L-1 applicants, including those brought to the United States under a Blanket Program, must have worked abroad with the related company for one full year in the prior three years. The provision allowing Blanket L applicants who had worked abroad for the related company for six months during the qualifying three-year period has been revoked. In addition, L-1B holders (intracompany transferees with specialized company knowledge) may not be primarily stationed at the work site of another employer if the L-1B holder will be controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

We do not place L-1B workers at third party sites where they are under the supervision of a different employer, nor do we place L-1B holders at third party sites in an arrangement to provide labor for the third party, without providing a service involving our specialized knowledge. Since implementation of the new law, we have not encountered any difficulty in establishing this fact to the satisfaction of Citizenship and Immigration Services. However, the United States Department of State is still in the process of implementing this provision at United States consular posts abroad. If these posts decide to interpret these provisions in a very restrictive fashion, this could impair our ability to staff our projects in the United States with resources from our entities abroad. In addition, Citizenship and Immigration Services has not yet issued regulations governing these new provisions. If such regulations are restrictive in nature, this could impair our ability to staff our projects in the United States with resources from our entities abroad.

We also process immigrant visas for lawful permanent residence for employees to fill positions for which there are no able, willing and qualified United States workers available to fill the positions. Compliance with existing United States immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

In addition to immigration restrictions in the United States, there are certain restrictions on transferring our employees to work in the United Kingdom, where we have experienced significant growth. The United Kingdom requires that employees who are not nationals of the European Economic Area (EEA), which includes nationals of all European Union countries plus Iceland, Norway, Liechtenstein and Switzerland, to obtain an intra-company transfer work permit before beginning to perform work. Under the work permit regulations, in order for us to transfer our non-EEA employees to the United Kingdom, we must demonstrate that the employee had been employed by us for at least six months prior to the transfer and that the position in the United Kingdom requires someone with either: (1) a United Kingdom degree level qualification; or (2) a Higher National Diploma (HND) level occupational qualification which entitles a person to do a specific job; or (3) a general HND level qualification plus one year’s work experience doing the type of job for which the work permit is sought; or (4) at least three years’ high-level specialist skills acquired through doing the type of job for which the work permit is sought. These restrictions restrain our ability to add the skilled professionals we need for our operations in Europe, and could have an adverse affect on our international strategy to expand our presence in Europe. As a result, the changes to work permit legislation in the United Kingdom could have a material adverse effect on our business, results of operations and financial condition.

Immigration and work permit laws and regulations in the United States, the United Kingdom and other countries are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. Immigration and work permit laws and regulation can be significantly affected by political forces and levels of economic activity. Our international expansion strategy and our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with IT professionals who are not citizens of the country where the work is to be performed.

Anti-outsourcing legislation, if adopted, could adversely affect our business, financial condition and results of operations and impair our ability to service our customers.

The issue of outsourcing of services abroad by American companies is a topic of political discussion in the United States. Measures aimed at limiting or restricting outsourcing by United States companies are under discussion in Congress and in numerous state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the ongoing debate over this issue, the introduction of such legislation is possible. If introduced, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives or intellectual property transfer restrictions. In the event that any of these measures become law, our business, financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.

An economic slowdown, hostilities involving the United States, and other acts of terrorism, violence or war could delay or reduce the number of new purchase orders we receive and impair our ability to service our customers, thereby adversely affecting our business, financial condition and results of operations.

Approximately 87% of our revenue during the year ended December 31, 2005 was derived from customers located in the United States. In the event of an economic slowdown, our customers may delay or reduce their IT spending significantly, which may in turn lower the demand for our services and could have a material adverse affect on our financial results. Further, hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States could cause customers in the United States to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of December 31, 2005, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

Although we continue to believe that we have a strong competitive position in the United States, we continue to increase our efforts to geographically diversify our clients and revenue. Despite our efforts to diversify, an economic slowdown, hostilities involving the United States, and other acts of terrorism, violence or war may reduce the demand for our services and negatively affect our revenues and profitability.

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

We have entered into non-competition agreements with all of our executive officers. We cannot assure you, however, that the restrictions in these agreements prohibiting the executive officers from engaging in competitive activities are enforceable. Further, substantially all of our professional non-executive staff are not covered by agreements that would prohibit them from working for our competitors. If any of our key professional personnel leaves our employment and joins one of our competitors, our business could be adversely affected.

Our earnings may be adversely affected if we change our intent not to repatriate earnings in India.

Effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas,” we no longer accrue incremental United States taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent on repatriating Indian earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than the effective rate in 2005. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

A significant portion of our projects are on a fixed-price basis, subjecting us to the risks associated with cost over-runs and operating cost inflation.

We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price contracts accounting for approximately 25% of our revenues for the fiscal year ended December 31, 2005 and approximately 24% of our revenues for the fiscal year ended

December 31, 2004. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. We bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

If we do not continue to improve our operational, financial and other internal controls and systems to manage our rapid growth, our business may suffer and the value of our shareholders’ investment may be harmed.

Our anticipated growth will continue to place significant demands on our management and other resources. Our growth will require us to continue to develop and improve our operational, financial and other internal controls, both in the United States, India and elsewhere. In particular, our continued growth will increase the challenges involved in:

•	recruiting and retaining sufficiently skilled technical, marketing and management personnel;

•	adhering to our high quality standards;

•	maintaining high levels of client satisfaction;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal systems; and

•	preserving our culture, values and entrepreneurial environment.

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

Our top five customers generated approximately 34% of our revenues in the fiscal year ended December 31, 2005, approximately 38% of our revenues in the fiscal year ended December 31, 2004 and approximately 36% of our revenues in the fiscal year ended December 31, 2003. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2005, we had a gross margin of 45.8% and operating margin of 20.1%, compared to a gross margin of 45.5% and operating margins of 20.0% as of December 31, 2004. These margins may decline if we experience declines in demand and pricing for our services. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure and obtaining price increases, there can be no assurance that we will be able to continue to do so in the future.

Liability claims for damages caused by disclosure of confidential information or system failures could have a material adverse effect on our business.

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

In addition, we often have access to or are required to collect and store confidential client and customer data. If any person, including any of our employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liability from our clients or from our clients’ customers for breaching contractual confidentiality provisions or privacy laws. Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation and cause us to lose clients.

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

We entered into a Distribution Agreement, dated January 7, 2003, with IMS Health (the “Distribution Agreement”), that provides, among other things, that IMS Health and we will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding United States federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, we agreed to indemnify IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach of the representations that we made and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the United States federal income tax consequences of the exchange offer. If we breach any of our representations in connection with the Distribution Agreement, the related indemnification liability could have a material adverse effect on our results of operations, financial position and cash flows.

We may be subject to legacy Dun & Bradstreet liabilities that could have an adverse effect on our results of operations and financial condition.

In 1996, The Dun & Bradstreet Corporation, now known as R.H. Donnelly Corporation, split itself into three separate companies: The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation. In connection with the split-up transaction, The Dun & Bradstreet Corporation, Cognizant Corporation (renamed Nielsen Media Research), of which we were once a part, and ACNielsen Corporation (now a subsidiary of the Dutch company VNU N.A.) entered into a distribution agreement. In the 1996 distribution agreement, each party assumed the liabilities relating to the businesses allocated to it and agreed to indemnify the other parties and their subsidiaries against those liabilities and certain other matters. The 1996 distribution agreement also prohibited each party thereto from distributing to our stockholders any business allocated to it unless the distributed business delivered undertakings agreeing to be jointly and severally liable to the other parties under the 1996 distribution agreement for the liabilities of the distributing parent company under the 1996 distribution agreement. IMS Health made such undertaking when it was spun off by Nielsen Media Research in 1998 and, accordingly, IMS Health and Nielsen Media Research are jointly and severally liable to R.H. Donnelly and ACNielsen for Cognizant Corporation obligations under the terms of the 1996 distribution agreement. IMS Health has requested similar undertakings from us as a condition to the distribution of our shares in the exchange offer. IMS Health is obligated to procure similar undertakings from us to Nielsen Media Research and Synavant Inc. with respect to liabilities allocated to IMS Health in connection with Nielsen Media Research’s spin-off of IMS Health and IMS Health’s spin-off of Synavant Inc. In connection with the exchange offer, we gave these undertakings and, as a result, we may be subject to claims in the future in relation to legacy liabilities.

One possible legacy liability arises from a pending antitrust action filed by Information Resources Inc. in 1996, which names as joint defendants all parties to the 1996 distribution agreement. Information Resources’ complaint alleges damages in excess of $350.0 million, which amount it has asked to be trebled, plus punitive damages. ACNielsen Corporation agreed in connection with the 1996 distribution agreement to assume any and all liabilities resulting from the Information Resources claim to the extent that ACNielsen remains financially viable. In connection with VNU’s acquisition of ACNielsen in 2001, VNU was required to assume this liability and to be included with ACNielsen for purposes of determining the amount that can be paid by ACNielsen in respect of any claim. IMS Health and Nielsen Media Research, Inc., successors to Cognizant Corporation, have agreed to share liabilities in excess of the amount ACNielsen is required to pay under the 1996 distribution agreement in respect of this claim on a 50-50 basis with The Dun & Bradstreet Corporation (subsequently separated into The Dun & Bradstreet Corporation and Moody’s Corporation). IMS Health and Nielsen Media Research, Inc. further agreed to share their portion of the liabilities in relation to the Information Resources action on a 75-25 basis, subject to Nielsen Media Research, Inc.’s liability in respect of the Information Resources action and certain other contingent liabilities being capped at $125.0 million. Based on our undertaking, we could be held liable for those amounts that VNU, IMS Health, Nielsen Media Research, Inc., and The Dun & Bradstreet Corporation and their successors are unable or unwilling to pay.

Other claims have arisen in the past and may arise in the future under the 1996 distribution agreement or the distribution agreements relating to Nielsen Media Research’s spin-off of IMS Health and IMS Health’s spin-off of Synavant Inc., in which case we may be jointly and severally liable for any losses suffered by the parties entitled to indemnification.

IMS Health has agreed to indemnify us for any and all liabilities that arise out of our undertakings to be jointly and severally liable for these liabilities, but if for any reason IMS Health does not perform on our indemnification obligation, these liabilities could have a material adverse effect on our financial condition and results of operations.

If we are unable to protect our intellectual property rights, or if we infringe on the intellectual property rights of others, our business may be adversely affected.

Our future success will depend in part on our ability to protect our intellectual property rights. We presently hold no patents or registered copyrights, and rely upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect our intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. We believe that laws, rules, regulations and treaties in effect in the United States and India are adequate to protect us from misappropriation or unauthorized use of our copyrights. However, there can be no assurance that these laws will not change and, in particular, that the laws of India or the United States will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States or from the United States to India. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of any of our intellectual property, or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. Unauthorized use of our intellectual property may result in development of technology, products or services which compete with our products and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information.

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

We may be unable to integrate acquired companies or technologies successfully and we may be subject to certain liabilities assumed in connection with our acquisitions that could harm our operating results.

We believe that opportunities exist in the fragmented IT services market to expand our business through selective strategic acquisitions and joint ventures. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence, especially in the European market, enter new technology areas or expand our capacity. We cannot assure you that we will identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or joint venture or successfully integrate any acquired business or joint venture into our operations. Further, acquisitions and joint ventures involve a number of special risks, including diversion of management’s attention, failure to retain key personnel, unanticipated events or circumstances and legal liabilities, some or all of which could have a material adverse effect on our business, results of operations and financial condition. We may finance any future acquisitions with cash, debt financing, the issuance of equity securities or a combination of the foregoing. We cannot assure you that we will be able to arrange adequate financing on acceptable terms. In addition, acquisitions financed with the issuance of our equity securities could be dilutive.

Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. While we generally require the selling party to indemnify us for any and all liabilities associated with such liabilities, if for any reason the seller does not perform their indemnification obligation, we may be held responsible for such liabilities. The discovery of any material liabilities associated with our acquisitions for which we are unable to perceive for indemnification could harm our operating results.

System failure or disruptions in telecommunications could disrupt our business and result in lost customers and curtailed operations which would reduce our revenue and profitability.

To deliver our services to our customers, we must maintain a high speed network of satellite, fiber optic and land lines and an active voice and data communications 24 hours a day between our main offices in Chennai, our other IT development centers in India and globally and the offices of our customers worldwide. Although we maintain redundancy facilities and satellite communications links, any systems failure or a significant lapse in our ability to transmit voice and data through satellite and telephone communications could result in lost customers and curtailed operations which would reduce our revenue and profitability.

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

Compliance with new and changing corporate governance and public disclosure requirements adds uncertainty to our compliance policies and increases our costs of compliance.

Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq National Market rules, are creating uncertainty for companies like ours. These new or changed laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal controls over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our controls are functioning as documented. While we do not anticipate any material weaknesses, the inability of our independent auditor to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, the new laws, regulations and standards regarding corporate governance may make it more difficult for us to obtain director and officer liability insurance. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with their performance of duties. As a result, we may face difficulties attracting and retaining qualified board members and executive officers, which could harm our business. If we fail to comply with new or changed laws, regulations or standards of corporate governance, our business and reputation may be harmed.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our expanded plans to construct additional fully-owned development centers now include over 1.7 million square feet as compared to previous plans, announced in October 2004 to add 900,000 square feet of space. The 1.7 million square feet of facilities will be located in Chennai, Pune, Kolkata, Hyderabad and Bangalore, India. Each of these development centers will contain up-to-date technology infrastructure and communications capabilities.

In addition, we operate 22 leased IT development facilities in the following cities: Bangalore, Chennai, Kolkata, Pune, Mumbai, Coimbatore and Hyderabad in India, Shanghai in China, Amsterdam, Chicago, Phoenix and Toronto.

We operate out of our Teaneck, New Jersey headquarters and our regional and international offices. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

We possess the following properties:

Location	Approximate Area (in sq. feet)	Use	Nature of Occupancy
Bangalore, India	25,849	IT Development Facility	Multiple leases expiring 06/30/06 – 4/30/08 with renewal options

Bangalore, India	35,475	IT Development Facility	Lease expires 09/30/08 with renewal option

Bangalore, India	143,000	IT Development Facility	Lease expires 08/31/10 with renewal option

Bangalore, India	225,000	IT Development Facility	Owned

Chennai, India	34,700	IT Development Facility	Multiple leases expiring 2/28/06 –8/31/07 with renewal options

Chennai, India	73,774	IT Development Facility	Monthly and multiple leases expiring 1/31/07 –02/28/07 with renewal options

Chennai, India	286,942	IT Development Facility	Multiple leases expiring 04/25/13 –04/30/14 with renewal options

Chennai, India	152,743	IT Development Facility	Lease expires 09/30/14 – 10/31/14 with renewal options

Chennai, India	68,814	IT Development Facility	Lease expires 4/30/06 – 12/15/06 with renewal options

Chennai, India	569,186	IT Development Facility and Academy Facility	Owned

Chennai, India	322,034	IT Development Facility and Academy Facility	Owned

Chennai, India	18,325	Academy Facility	Lease on month to month basis

Coimbatore, India	39,728	IT Development Facility	Lease expires 05/03/10 with renewal options

Pune, India	343,703	IT Development Facility	Owned

Pune, India	33,500	IT Development Facility	Lease expires 02/28/06 with renewal options

Pune, India	51,165	IT Development Facility	Lease expires 08/31/07 with renewal options

Pune, India	58,117	IT Development Facility	Leases expiring on 08/31/14 with renewal options

Pune, India	1,402	IT Development Facility	Leases expiring on 02/28/06

Location	Approximate Area (in sq. feet)	Use	Nature of Occupancy
Mumbai, India	48,445	IT Development Facility	Multiple leases expiring 11/30/07

Kolkata, India	190,182	IT Development Facility	Owned

Kolkata, India	3,500	Academy Facility	Lease expires 01/16/06

Kolkata, India	13,928	IT Development Facility	Lease expires 10/06/06 with a renewal option

Kolkata, India	51,742	IT Development Facility	Multiple leases expiring 02/28/06 – 05/30/13

Hyderabad, India	118,479	IT Development Facility	Multiple leases expiring 10/19/08 – 05/31/11

Teaneck, New Jersey	42,521	Executive and Business Development Office	Multiple leases expiring 12/30/10 – 12/30/12

Atlanta, Georgia	957	Business Development Office	Lease expires 9/30/06

Chicago, Illinois	5,113	Business Development Office	Lease expires 01/01/06

Chicago, Illinois	21,254	Business and IT Development Facility	Lease expires 09/30/11

Dallas, Texas	4,686	Business Development Office	Lease expires 12/31/06

Los Angeles, California	1,018	Business Development Office	Lease expires 1/31/06

Minneapolis, Minnesota	766	Business Development Office	Lease expires 9/30/06

San Ramon, California	5,670	Business Development Office	Lease expires 10/15/06

Phoenix, Arizona	15,953	Business and IT Development Facility	Lease expires 06/30/06

Toronto, Canada	200	Business Development Office	Lease on Month to Month basis

Toronto, Canada	4,059	IT Development Facility	Lease expires 11/30/08

Frankfurt, Germany	300	Business Development Office	Lease expires 12/31/06

London, England	2,080	Business Development Office	Lease expires 9/28/09

Zurich, Switzerland	300	Business Development Office	Lease expires 07/31/06

Geneva, Switzerland	100	Business Development Office	Lease expires 12/31/06

Location	Approximate Area (in sq. feet)	Use	Nature of Occupancy
Singapore	1,130	Business Development Office	Lease expires 04/30/07

Shanghai, China	27,055	Business and IT Development Facility	Lease expires 01/09/11

Tokyo, Japan	219	Business Development Office	Lease expires 05/31/06

Paris, France	300	Business Development Office	Lease expires 08/26/06

Amsterdam, The Netherlands	9,255	Business and IT Development Facility	Multiple leases expiring 11/30/06 – 12/31/06

Melbourne, Australia	120	Business Development Office	Lease expires 5/01/06

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

None.

PART II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

Our Class A common stock trades on the Nasdaq National Market (NNM) under the symbol “CTSH.”

The following table describes the per share range of high and low sale prices for shares of our Class A common stock, as listed for quotation on the NNM, and the quarterly cash dividends per share for the periods indicated.

Quarter Ended	High	Low	Cash Dividend Per Share
March 31, 2004	$28.33	$20.96	$0.00
June 30, 2004	$26.34	$20.37	$0.00
September 30, 2004	$30.51	$22.86	$0.00
December 31, 2004	$42.77	$30.16	$0.00
March 31, 2005	$48.62	$35.86	$0.00
June 30, 2005	$50.17	$39.94	$0.00
September 30, 2005	$50.05	$44.00	$0.00
December 31, 2005	$52.25	$43.00	$0.00

As of December 31, 2005, the approximate number of holders of record of our Class A common stock was 256 and the approximate number of beneficial holders of our Class A common stock was 30,028.

We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of the business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

We did not repurchase any shares of our equity securities during the fourth quarter of 2005.

Item 6. Selected Consolidated Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2003, 2002 and 2001 and for each of the years ended December 31, 2002 and 2001 are derived from the audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2005, 2004 and 2003 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$885,830	$586,673	$365,656	$208,657	$158,969
Revenues - related party	—	—	2,575	20,429	18,809

Total revenues	885,830	586,673	368,231	229,086	177,778
Cost of revenues	479,915	319,810	199,724	122,701	90,848

Gross profit	405,915	266,863	168,507	106,385	86,930
Selling, general and administrative expenses	206,899	132,796	84,259	53,345	44,942
Depreciation and amortization expense	21,400	16,447	11,936	7,842	6,368

Income from operations	177,616	117,620	72,312	45,198	35,620

Other income (expense), net:
Interest income	8,982	4,389	2,128	1,808	2,501
Split-off costs	—	—	(2,010)	(1,680)	—
Impairment loss on investment	—	—	—	—	(1,955)
Other income (expense) – net	(1,326)	86	(199)	(235)	(767)

Total other income (expense)	7,656	4,475	(81)	(107)	(221)

Income before provision for income taxes	185,272	122,095	72,231	45,091	35,399
Provision for income taxes (1)	19,006	21,852	14,866	10,529	13,239

Net income (1)	$166,266	$100,243	$57,365	$34,562	$22,160

Basic earnings per share (1)	$1.22	$0.77	$0.46	$0.29	$0.19

Diluted earnings per share (1)	$1.13	$0.70	$0.42	$0.27	$0.18

Weighted average number of common shares outstanding – Basic	136,494	130,990	125,011	118,479	114,102

Weighted average number of common shares outstanding – Diluted	146,895	142,556	135,814	127,387	122,226

Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$196,938	$199,296	$144,371	$69,111	$50,427
Working capital	507,675	338,937	220,572	134,777	96,679

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Total assets	869,893	572,745	365,300	231,903	146,025
Stockholders’ equity	714,145	453,529	274,070	165,481	98,792

(1)	For the year ended December 31, 2005, our consolidated statement of operations data includes the reduction of income tax expense (one-time income tax benefit) of $12,411, $0.09 per basic earnings per share and $0.08 per diluted earnings per share related to the repatriation of $60,000 of Indian earnings pursuant to the American Jobs Creation Act of 2004.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Executive Summary

In 2005, our revenues increased to $885.8 million compared to $586.7 million in 2004. Net income increased to $166.3 million or $1.13 per diluted share in 2005 compared to $100.2 million or $0.70 per diluted share in 2004. In the fourth quarter of 2005, we completed the repatriation of $60.0 million of Indian earnings pursuant to the American Jobs Creation Act (the Act) of 2004, leading to a one-time tax benefit, included in our 2005 results, of approximately $12.4 million or $0.08 per diluted share. Excluding this one-time tax benefit, net income increased to $153.9 million or $1.05 per diluted share in 2005. The key drivers of our revenue growth in 2005 were as follows:

•	strong performance of our Financial Services and Healthcare segments. Our Financial Services segment had revenue growth of approximately 52% in 2005 and our Healthcare segment had revenue growth of approximately 51% in 2005;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions; and

•	increased penetration at existing customers, including strategic customers. Specifically, 91% of our 2005 revenues were derived from customers who had been using our services at the end of 2004.

During 2005, we saw increasing demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives, complex systems development engagements, testing, customer relationship management (CRM), enterprise resource planning (ERP), data warehousing and business intelligence. We finished the year with approximately 250 active clients compared to 233 in 2004 and added 19 strategic clients in 2005 bring the total number of our strategic clients to 67. We define a strategic client as one offering the potential to generate between $5.0 million and $40.0 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 34% and 46%, respectively, of our total revenues in 2005 as compared approximately 38% and 52%, respectively, for the year ended December 31, 2004. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline in future periods.

In Europe, we continue to see growth in the UK market and we are starting to see signs of increased demand in continental Europe. Our revenue from European customers increased by approximately 41% in 2005 to $103.7 million compared to $73.7 million in 2004. In 2005, revenue from continental Europe increased by approximately $10.4 million or approximately 83% from approximately $12.5 million in 2004 to approximately $22.9 million in 2005. Continental Europe will continue to be an area of heavy investment for us in 2006 as we see this area as a growth opportunity for the long-term. The balance of our revenue from Europe came from customers in the UK.

In 2005, our operating margin increased to approximately 20.1% compared to 20.0% in 2004. This was consistent with our historic targeted operating margin range of 19% to 20% of total revenues. Historically, we have invested the profitability above the 19% to 20% operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise, (ii) training our technical staff in a broader range of IT service offerings, (iii) strengthening our business analytic capabilities, (iv) strengthening and expanding our portfolio of services and (v) continuing to expand our geographic presence for both sales and delivery. In addition, we maintain a deep bench of resources, trained in a broad range of service offerings, in order to be well positioned to respond to our customer requests to take on additional projects. This also has an effect of reducing our operating margins and lowering our utilization levels.

We finished the year with total headcount of approximately 24,300, an increase of approximately 9,000 over the prior year end. The increase in the number of our technical personnel and related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2005. Turnover, including both voluntary and involuntary, was approximately 14% for 2005. The vast majority of our turnover occurs in India, resulting in on-site annualized attrition rates below the global rate. In addition, attrition is weighted toward the most junior members of our staff.

We are continuing with our strategy of moving from leased facilities to owned facilities as way of reducing overall operating costs. We recently expanded our plans to construct additional fully-owned development centers to now include over 1.7 million square feet as compared to previous plans, announced in October 2004 to add 900,000 square feet of space. The 1.7 million square feet of facilities will be located in Chennai, Pune, Kolkata, Hyderabad and Bangalore, India. The total construction expenditure related to this expanded program is estimated to the approximately $140 million an increase of approximately $64 million when compared to the expansion program announced in October 2004, which we expect to fund primarily from current operations.

In April 2005, we completed the acquisition of substantially all the assets of Fathom Solutions, LLC (Fathom), a United States based company specializing in IT consulting in the telecommunications and financial services industries, for initial consideration of approximately $23.3 million in cash and stock. Additional purchase price, not to exceed $16.0 million, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007 and will be recorded when the contingency is resolved. We completed this acquisition primarily to strengthen our service capabilities in the telecommunications industry. We will continue to look for acquisitions that will strengthen our presence in a particular geographic area and increase our capabilities in a specific technology or industry.

At December 31, 2005, we had cash and cash equivalents and short-term investments of $424.0 million, an increase of approximately $109.2 million compared to December 31, 2004. Further, we had no third party debt and working capital of approximately $507.7 million at the end of 2005; accordingly, we do not anticipate any near-term liquidity issues.

On January 1, 2006, we will adopt Statement of Financial Accounting Standards (SFAS) No. 123R, which requires the expensing of our stock compensation programs. We expect the adoption of SFAS 123R to reduce net income in 2006 by an amount slightly above the SFAS No. 123 pro forma stock compensation expense of approximately $18 million for 2005. Factors that will affect our estimate of the SFAS 123R expense for 2006 include the timing and geographic mix of 2006 option grants, and changes to our stock price, volatility of our stock and risk-free interest rates during the year in 2006.

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

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. In the period of resolution, adjustments may need to be recorded that result in increases or decreases to income. Changes in the geographic mix or estimated level of annual pre-tax income, as well as newly enacted tax legislation in each of the jurisdictions where we operate can also affect the overall effective income tax rate.

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

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. In 2004, the ten-year tax holiday expired for one STP and, accordingly, the export profits for that STP are subject to Indian income tax. Export profits from the remaining STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The tax holiday did not expire for any STPs in 2005. On March 31, 2006, the tax holiday will expire for an additional STP; however, we do not expect the incremental Indian taxes due on the operating profits of this STP to have a significant effect on our 2006 effective income tax rate as we anticipate the percentage of Indian earnings subject to the tax holiday in India will increase as a percentage of total Indian earnings in 2006. In anticipation of the complete phase out of the tax holidays in March 2009, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2009 from our existing STPs will be fully taxable at the Indian statutory rate (currently 33.66%) in effect at such time.

Prior to 2002, it was management’s intent to repatriate all accumulated earnings from India to the United States; accordingly, we provided for deferred income taxes on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, beginning in 2002, we intend to use Indian earnings to expand operations outside of the

U.S. instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, we no longer accrue incremental United States taxes on Indian earnings as these earnings are considered to be indefinitely reinvested outside of the U.S. As of December 31, 2005, the amount of unrepatriated Indian earnings and total foreign earnings, including unrepatriated Indian earnings, upon which no incremental U.S. taxes has been recorded is approximately $267 million and $283 million, respectively. If such post-2002 earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings and pay taxes at a rate substantially higher than our overall effective income tax rate in 2005. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation or whether the amount of previously accrued deferred taxes on Indian earnings recognized prior to 2002 would require adjustment.

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of December 31, 2005, our goodwill balance was approximately $18.2 million.

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

Risks. Most of our IT development centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our independent auditor to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Item 1A, “Risk Factors” for discussion of additional risks that may affect our business, operations or financial results.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed for the three years ended December 31, 2005:

(Dollars in thousands)

	2005	% of Revenues	2004	% of Revenues	2003	% of Revenues	Increase
							2005	2004
Revenues	$885,830	100.0%	$586,673	100.0%	$368,231	100.0%	$299,157	$218,442
Cost of revenues	479,915	54.2	319,810	54.5	199,724	54.2	160,105	120,086

Gross profit	405,915	45.8	266,863	45.5	168,507	45.8	139,052	98,356
Selling, general and administrative	206,899	23.3	132,796	22.7	84,259	22.9	74,103	48,537
Depreciation and amortization	21,400	2.4	16,447	2.8	11,936	3.3	4,953	4,511

Income from operations	177,616	20.1	117,620	20.0	72,312	19.6	59,996	45,308

Other income (expense), net	7,656		4,475		(81)		3,181	4,556
Provision for income taxes	19,006		21,852		14,866		2,846	6,986

Net income	$166,266	18.8	$100,243	17.1	$57,365	15.6	66,023	42,878

Net income, as adjusted(1)	$153,855	17.4	$100,243	17.1	$57,365	15.6	53,612	42,878

(1)	In addition to net income as determined under United States GAAP , we have included “net income, as adjusted” which is a measure that the Securities and Exchange Commission defines as a “non-GAAP financial measure.” Management believes that such non-GAAP financial measure, when read in conjunction with the company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the company’s growth. Net income, as adjusted, for the year ended December 31, 2005 excludes a one-time tax benefit of $12,411 in 2005 related to the repatriation of $60,000 of Indian earnings under the Act.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Revenue increased by 51.0%, or approximately $299.2 million, from approximately $586.7 million during 2004 to approximately $885.8 million in 2005. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model, our expanding range of service offerings which allowed us to access a larger share of our customers IT budgets, continued strength in our customers’ discretionary spending, increased revenue from existing customers and revenue from new customers added since December 31, 2004, including the acquisition of Fathom. In 2005, approximately 91% of our revenues were derived from customers who had been using our services at the end of 2004 and the number of our active customers as of year end increased to approximately 250 as compared to approximately 233 at the end of 2004. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services segment accounted for approximately half of our year over year increase in revenue or approximately $150.5 million. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 59% and 44%, respectively, compared to 2004 and represented approximately 49% and 51%, respectively, of total revenues in 2005. No customer accounted for sales in excess of 10% of revenues in 2005. JPMorgan Chase accounted for 13.7% of our revenues in 2004.

Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration, relocation and project related travel for technical personnel, and the cost of sales commissions related to revenues. Cost of revenues increased by 50.1% or approximately $160.1 million, from approximately $319.8 million during 2004 to approximately $479.9 million in 2005. The increase was due primarily to higher compensation costs resulting from the increase in the number of our technical professionals. The increased number of technical professionals is a direct result of greater demand for our services. Our gross profit increased by 52.1%, or approximately $139.1 million, from approximately $266.9 million during 2004 to approximately $405.9 million during 2005. Gross profit margin was essentially flat, increasing from 45.5% of revenues during 2004 to 45.8% of revenues in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 53.0%, or approximately $79.1 million, from approximately $149.2 million during 2004 to approximately $228.3 million during 2005, and increased as a percentage of revenue from approximately 25.4% in 2004 to approximately 25.8% in 2005. The increase in such expenses in absolute dollars and as a percentage of revenues was due primarily to expenses incurred to expand our sales and marketing activities and increased infrastructure expenses to support our growth.

Income from Operations. Income from operations increased 51.0%, or approximately $60.0 million, from approximately $117.6 million during 2004 to approximately $177.6 million during 2005, representing essentially unchanged operating margins of approximately 20.1% of revenues in 2005 and 20.0% of revenues in 2004.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency gains or losses. The increase in other income is primarily attributed to an increase in interest income from $4.4 million during 2004 to approximately $9.0 million during 2005 partially offset by a $1.3 million year-over-year reduction in other income due to the remeasurement of certain balance sheet accounts for movements in foreign currency exchange rates. The increase in interest income is due primarily to higher invested balances and an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes decreased from approximately $21.9 million in 2004 to approximately $19.0 million in 2005. The effective income tax rate decreased from 17.9% in 2004 to 10.3% in 2005. The decrease in the effective income tax rate in 2005 is primarily attributed to the one-time benefit of approximately $12.4 million recorded in the fourth quarter of 2005 in connection the repatriation of $60.0 million of Indian earnings under the Act. The effective income tax rate in 2005, excluding the one-time benefit was 17.0%, which decreased from the prior year primarily due to the overall growth in our business which resulted in a greater percentage of our Indian earnings falling under the income tax holiday.

Net Income. Net income increased from approximately $100.2 million in 2004 to approximately $166.3 million in 2005, representing 17.1% and 18.8% of revenues in 2004 and 2005, respectively. The increase in net income as a percentage of revenues as compared to the prior year was primarily due to the one-time tax benefit resulting from the repatriation of Indian earnings in the fourth quarter of 2005. Net income as a percentage of revenues excluding the one-time benefit was 17.4%.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue. Revenue increased by 59.3%, or approximately $218.4 million, from approximately $368.2 million during 2003 to approximately $586.7 million in 2004. This increase resulted primarily from increased revenue from existing customers and revenue from new customers added since December 31, 2003, including acquisitions. Specifically, our Financial Services segment accounted for approximately $120 million of the year over year increase. Demand for our IT consulting and technology services increased significantly due to continued strength in our customers’ discretionary spending. JPMorgan Chase accounted for 13.7% of our revenues in 2004 and 10.1% of our revenues in 2003. No other customer accounted for sales in excess of 10% of revenues in 2004 or 2003.

Gross Profit. Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration, relocation and project related travel for technical personnel, and the cost of sales commissions related to revenues. Cost of revenues increased by 60.1%, or approximately $120.1 million, from approximately $199.7 million during 2003 to approximately $319.8 million in 2004. The increase was due primarily to higher compensation costs resulting from the increase in the number of our technical professionals. The increased number of technical professionals is a direct result of greater demand for our services. Our gross profit increased by 58.4%, or approximately $98.4 million, from approximately $168.5 million during 2003 to approximately $266.9 million during 2004. Gross profit margin decreased from 45.8% of revenues during 2003 to 45.5% of revenues in 2004. The decrease in such gross profit margin was attributable, in part, to the appreciation of the Indian Rupee versus the United States dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 55.1%, or approximately $53.0 million, from approximately $96.2 million during 2003 to approximately $149.2 million during 2004, and decreased as a percentage of revenue from approximately 26.1% in 2003 to 25.4% in 2004. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand our sales and marketing activities and increased infrastructure expenses to support our growth. The decrease in such expenses as a percentage of revenue was due primarily to the leverage achieved from increased revenues that have resulted from our expanded sales and marketing activities in the current and prior years partially offset by the appreciation of the Indian Rupee versus the United States dollar.

Income from Operations. Income from operations increased 62.7%, or approximately $45.3 million, from approximately $72.3 million during 2003 to approximately $117.6 million during 2004, representing approximately 19.6% of revenues during 2003 and 20.0% of revenues during 2004. The increase in operating margin was due primarily to the leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency gains or losses and for the year ended December 31, 2003, non-recurring split-off costs of $2.0 million related to direct and incremental expenses (e.g., legal and accounting fees, printing and registration costs) incurred by us directly related to our split-off from IMS Health. Interest income increased from $2.1 million during 2003 to approximately $4.4 million during 2004. The increase in interest income is due primarily to higher invested cash balances and an increased portion of this balance held in foreign currencies which earn slightly higher interest rates.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the years ended December 31, 2005, 2004 and 2003 are as follows:

				2005		2004
	2005	2004	2003	Increase	%	Increase	%
	(Dollars in thousands)
Revenues:
Financial services	$440,958	$290,432	$170,370	$150,526	51.8	$120,062	70.5
Healthcare	176,102	116,370	78,420	59,732	51.3	37,950	48.4
Manufacturing/retail/logistics	152,536	105,328	64,064	47,208	44.8	41,264	64.4
Other	116,234	74,543	55,377	41,691	55.9	19,166	34.6

Total revenues	$885,830	$586,673	$368,231	$299,157	51.0	$218,442	59.3

Segment Operating Profit:
Financial services	$153,542	$104,074	$52,412	$49,468	47.5	$51,662	98.6
Healthcare	71,226	47,294	31,912	23,932	50.6	15,382	48.2
Manufacturing/retail/logistics	46,210	38,842	24,569	7,368	19.0	14,273	58.1
Other	39,100	30,820	20,964	8,280	26.9	9,856	47.0

Total segment operating profit	$310,078	$221,030	$129,857	$89,048	40.3	$91,173	70.2

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Financial Services Segment

Revenue. Revenue increased by 51.8%, or approximately $150.5 million, from approximately $290.4 million during 2004 to approximately $441.0 million in 2005. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as a significant number of new customers and acceptance of our expanded portfolio of services. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased by 47.5%, or approximately $49.5 million, from approximately $104.1 million during 2004 to approximately $153.5 million during 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investment in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 51.3%, or approximately $59.7 million, from approximately $116.4 million during 2004 to approximately $176.1 million in 2005. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as a significant number of new customers and acceptance of our expanded portfolio of services. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 50.6%, or approximately $23.9 million, from approximately $47.3 million during 2004 to approximately $71.2 million during 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investment in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 44.8%, or approximately $47.2 million, from approximately $105.3 million during 2004 to approximately $152.5 million in 2005. The increase in revenue within the manufacturing, logistics and retail groups was primarily driven by continued expansion of existing customer relationships as well as a significant number of new customers and acceptance of our expanded portfolio of services. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 19.0%, or approximately $7.4 million, from approximately $38.8 million during 2004 to approximately $46.2 million during 2005. The increase in segment operating profit was attributable primarily to increased revenues largely offset by significant investments in sales and marketing, client relationship and program management personnel, and program development to accelerate the acquisition and growth of new and existing clients.

Other Segment

Revenue. Revenue increased by 55.9%, or approximately $41.7 million, from approximately $74.5 million in 2004 to approximately $116.2 million in 2005. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as a significant number of new customers and acceptance of our expanded portfolio of services. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model and the acquisition of Fathom.

Segment Operating Profit. Segment operating profit increased 26.9%, or approximately $8.3 million from approximately $30.8 million in 2004 to approximately $39.1 million in 2005. The increase in segment operating profit was attributable primarily to increased revenues, including the acquisition of Fathom, largely offset by significant investments in sales and marketing, client relationship and program management personnel, and program development to accelerate the acquisition and growth of new and existing clients.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Financial Services Segment

Revenue. Revenue increased by 70.5%, or approximately $120.1 million, from approximately $170.4 million during 2003 to approximately $290.4 million in 2004. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore IT services delivery model as a means of reducing a customer’s internal IT costs, as well as increased sales and marketing activities directed at both the United States and European markets for our services.

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

Other Segment

Revenue. Revenue increased by 34.6%, or approximately $19.2 million, from approximately $55.4 million in 2003 to approximately $74.5 million in 2004. The increase in revenue was attributable primarily to greater acceptance of the on-site/offshore consulting services delivery model as a means of reducing a customer’s internal IT costs, as well as sales and marketing activities directed at the United States market for our services.

Segment Operating Profit. Segment operating profit increased 47.0%, or approximately $9.9 million from approximately $21.0 million in 2003 to approximately $30.8 million in 2004. The increase in segment operating profit was attributable primarily to increased revenues and achieving leverage on prior sales and marketing investments.

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents and short-term investments of $424.0 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of December 31, 2005, we had no third party debt and had working capital of approximately $507.7 million as compared to working capital of approximately $338.9 million, with no third party debt as of December 31, 2004. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $159.8 million for the year ended December 31, 2005, $127.3 million for the year ended December 31, 2004 and $79.9 million for the year ended December 31, 2003. The increase in 2005 as compared to the prior year is primarily attributed to the increase in our net income in 2005, offset, in part, by slower collections of receivables and the timing of payment of accrued expenses. Trade accounts receivable increased from approximately $52.3 million at December 31, 2003 to approximately $96.4 million at December 31, 2004 and to approximately $154.0 million at December 31, 2005. Unbilled accounts receivable increased from approximately $9.5 million at December 31, 2003 to approximately $14.2 million at December 31, 2004 and increased to approximately $22.7 million at December 31, 2005. The increase in trade accounts receivable and unbilled receivables during 2005 was due primarily to increased revenues and a higher number of days of sales outstanding. Unbilled receivables increased primarily due to increased revenue and the timing of milestone billings for certain fixed price contracts. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At December 31, 2005, our days’ sales outstanding, including unbilled receivables, was approximately 63 days as compared to 59 days as of December 31, 2004 and 53 days as of December 31, 2003.

Our investing activities used net cash of approximately $204.5 million for the year ended December 31, 2005, $112.7 million for the year ended December 31, 2004 and $30.6 million for the year ended December 31, 2003. The increase in each year was primarily related to increased investment of excess cash generated from operations in short-term investments to achieve a higher return on invested balances and greater investment in property and equipment to expand our offshore IT development centers.

Our financing activities provided net cash of approximately $47.5 million for the year ended December 31, 2005, $36.8 million for the year ended December 31, 2004 and $21.8 million for the year ended December 31, 2003. The increase in each year was primarily related to a higher level of cash proceeds from the exercise of stock options and employee purchases of stock.

We believe that our available funds and the cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations and needs for at least the next 12 months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate earnings subsequent to January 1, 2002 from India, our ability not to breach the Distribution Agreement between IMS Health and us, especially as it relates to our tax indemnities, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all.

During July 2004, we entered into a foreign currency forward contract, with a six-month term and notional amount of $12.5 million, to sell the Indian Rupee for United States dollars, that was settled in January 2005. We entered into this forward contract to manage a portion of our foreign currency risk related to Indian Rupee denominated asset balances, primarily cash investments, at our Indian subsidiary, Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of Cognizant India’s financial statements into its functional currency, the United States dollar. Our objective was to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above. The forward contract was marked to market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on our consolidated statements of operations and comprehensive income.

Other than the aforementioned forward contract, we have not engaged in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Commitments and Contingencies

We have expanded our plans to construct additional fully-owned IT development centers to now include over 1.7 million square feet as compared to previous plans, announced in October 2004 to add 900,000 square feet of space. The 1.7 million square feet of facilities will be located in Chennai, Pune, Kolkata, Hyderabad and Bangalore, India. As of December 31, 2005, we have entered into fixed capital commitments of approximately $70.4 million related to this India development center expansion program, of which approximately $48.9 million has been spent to date.

As of December 31, 2005, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$52,734	$13,848	$19,324	$14,738	$4,824
Fixed capital commitments(1)	21,502	21,502	—	—	—
Other purchase commitments(2)	9,708	5,162	4,546	—	—

Total	$83,944	$40,512	$23,870	$14,738	$4,824

(1)	Relates to India IT development center expansion program.
(2)	Other purchase commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

In connection with the acquisition of substantially all the assets of Fathom, additional purchase price, not to exceed $16.0 million, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007.

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

In connection with our Split-Off from IMS Health, we entered into a Distribution Agreement, dated January 7, 2003, with IMS Health, referred to as the Distribution Agreement. The Distribution Agreement provides, among other things, that IMS Health and we will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the United States federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, we indemnified IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach in the representations we made to and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the United States federal income tax consequences of the exchange offer. If we breach any of our representations in connection with the Distribution Agreement, the related indemnification liability could be material to our quarterly and annual operating results, financial position and cash flows.

Exit Activity

On June 29, 2004, we announced our plans to wind-down operations at our development center located in Limerick, Ireland and close the facility by March 31, 2005. As of March 31, 2005, we completed the wind-down of our Limerick development facility. During the year ended December 31, 2004, we recorded expenses of approximately $1.5 million primarily for severance, retention bonuses and an obligation to repay funds previously received through local job grant programs and made payments of $1.0 million through December 31, 2004. During the year ended December 31, 2005, we recorded additional expenses of approximately $0.1 million and made payments of approximately $0.6 million primarily for severance and retention bonuses. All costs have been paid as of December 31, 2005.

Foreign Currency Translation

Overall, we believe that we are not exposed to significant revenue risk resulting from movement in foreign exchange rates as approximately 87% of our revenues are generated from customers located in the United States. However, a portion of our costs in India are denominated in local currency and subject to foreign exchange rate fluctuations, which has an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which results in non-operating foreign exchange gains and losses. On an ongoing basis we manage a portion of this risk by limiting our net monetary asset exposure to the Indian Rupee in our Indian subsidiary.

Related Party Transactions

On February 13, 2003 (the Split-Off Date), IMS Health distributed all of our Class B common stock that IMS Health owned in an exchange offer to IMS Health stockholders (the Split-Off). In connection with the exchange offer we incurred Split-Off costs of $2.0 million in 2003. As a result of the Split-Off, IMS Health is no longer a related party as of the Split-Off Date. Accordingly, our revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. We recognized related party revenues from IMS Health totaling approximately $2.6 million in 2003. Total revenues from IMS Health during 2003, including related party revenues prior to the Split-Off Date, were approximately $22.7 million.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and issuances under employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard. In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. SFAS No. 123R is effective for our annual reporting period beginning January 1, 2006.

We will adopt SFAS No. 123R effective January 1, 2006, utilizing the modified prospective method. Adoption of SFAS No. 123R will reduce our gross margin, operating margin, reported net income and earnings per share because we currently use the intrinsic value method as permitted by APB No. 25. Accordingly, no compensation expense is currently recognized for stock purchase rights granted under our (i) employee stock option plans since the exercise price equals the fair value of the underlying stock at date of grant and (ii) employee stock purchase plan. For the year ended December 31, 2006, we expect the annualized after-tax cost associated with expensing grants under our employee stock option and employee stock purchase plans, including an estimate of grants to be issued in 2006, to be slightly above the SFAS No. 123 pro forma stock compensation expense of approximately $18 million for 2005. Factors that will affect our estimate of the SFAS 123R expense for 2006 include the timing and geographic mix of 2006 option grants, and changes to our stock price, volatility of our stock and risk-free interest rates during the year in 2006.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled “Item 1A. Risk Factors.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian Rupee. Accordingly, we periodically evaluate the need for hedging strategies to mitigate the effect of foreign currency fluctuations. During July 2004, we entered into a foreign currency forward contract, with a six-month term and notional amount of $12.5 million, to sell the Indian Rupee for United States dollars that was settled in January 2005. We may continue to enter into such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. Other than the aforementioned forward contract, we have not engaged in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of December 31, 2005, we had $424.0 million of cash and cash equivalents and short-term investments which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily AAA rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the Company’s independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2.

Item 9B. Other Information.

None.

PART III

Item 10. Our Directors and Executive Officers

The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14. Principal Accountant Fees and Services

The discussion under the heading “Independent Auditors Fees and Other Matters” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K

(a) (1)	Consolidated Financial Statements.

Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a) (2)	Consolidated Financial Statement Schedule.

Reference is made to the Index to Financial Statement Schedule on Page F-1.

(a) (3)	Exhibits.

Reference is made to the Index to Exhibits on Page 67.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2006.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/s/ Lakshmi Narayanan
Lakshmi Narayanan, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lakshmi Narayanan Lakshmi Narayanan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ Gordon Coburn Gordon Coburn	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 15, 2006

/s/ John E. Klein John E. Klein	Chairman of the Board and Director	March 15, 2006

/s/ Thomas M. Wendel Thomas M. Wendel	Director	March 15, 2006

/s/ Robert W. Howe Robert W. Howe	Director	March 15, 2006

/s/ Venetia Kontogouris Venetia Kontogouris	Director	March 15, 2006

/s/ Robert E. Weissman Robert W. Weissman	Director	March 15, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.3	Amendment to Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

4.1	Rights Agreement, dated March 5, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 5, 2003.)

4.2	Specimen Certificate for shares of Class A common stock. (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment Number 4 to the Company’s Form S-4 dated January 30, 2003.)

10.1*	Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1. (File Number 333-49783) which became effective on June 18, 1998.)

10.2*	Amended and Restated Cognizant Technology Solutions Key Employees’ Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.3*	Amended and Restated Cognizant Technology Solutions Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.4*	Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.5*	1999 Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.)

Exhibit No.	Description of Exhibit
10.6*	2005 Amendment to 1999 Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.7	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.8	Form of Stock Option Certificate. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2004.)

10.9	The Cognizant Technology Solutions Executive Pension Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.10	Distribution Agreement between IMS Health Incorporated and the Company dated January 7, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment Number 4 to the Company Form S-4 dated January 30, 2003.)

10.11*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K dated March 12, 2004.)

10.12*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K dated March 12, 2004.)

10.13*	Form of Stock Option Agreement between the Company and each of Francisco D’Souza and Gordon Coburn pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K dated March 12, 2004.)

10.14*	Form of Stock Option Agreement between the Company and each of Francisco D’Souza and Gordon Coburn pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K dated March 12, 2004.)

10.15*	Severance and Noncompetition Agreement between the Company and Ramakrishnan Chandrasekaran dated December 13, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2004.)

21.1†	List of subsidiaries of the Company.

23.1†	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Description of Exhibit
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
†	Filed herewith. All other exhibits previously filed.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

We have completed integrated audits of Cognizant Technology Solutions Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the

Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 15, 2006

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par values)

	At December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$196,938	$199,296
Short-term investments	227,063	115,465
Trade accounts receivable, net of allowances of $2,325 and $1,560, respectively	153,971	96,363
Unbilled accounts receivable	22,725	14,154
Deferred income tax assets	42,752	16,815
Other current assets	19,974	11,904

Total current assets	663,423	453,997
Property and equipment, net of accumulated depreciation of $64,736 and $47,436, respectively	146,982	90,705
Goodwill	18,223	9,701
Other intangible assets, net	16,277	12,126
Deferred income tax assets	17,247	—
Other assets	7,741	6,216

Total assets	$869,893	$572,745

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,420	$11,190
Accrued expenses and other liabilities	139,328	103,870

Total current liabilities	155,748	115,060
Deferred income tax liabilities	—	4,156

Total liabilities	155,748	119,216

Commitments and contingencies (See Notes 12 and 13)

Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 325,000 shares authorized, 139,346 and 134,177 shares issued and outstanding at December 31, 2005 and 2004, respectively	1,393	1,342
Additional paid-in capital	293,149	191,322
Retained earnings	417,482	251,216
Accumulated other comprehensive income	2,121	9,649

Total stockholders’ equity	714,145	453,529

Total liabilities and stockholders’ equity	$869,893	$572,745

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues	$885,830	$586,673	$365,656
Revenues-related party	—	—	2,575

Total revenues	885,830	586,673	368,231
Cost of revenues	479,915	319,810	199,724

Gross profit	405,915	266,863	168,507
Selling, general and administrative expenses	206,899	132,796	84,259
Depreciation and amortization expense	21,400	16,447	11,936

Income from operations	177,616	117,620	72,312

Other income (expense), net:
Interest income	8,982	4,389	2,128
Split-off costs (See Note 1)	—	—	(2,010)
Other income (expense), net	(1,326)	86	(199)

Total other income (expense)	7,656	4,475	(81)

Income before provision for income taxes	185,272	122,095	72,231
Provision for income taxes	19,006	21,852	14,866

Net income	$166,266	$100,243	$57,365

Basic earnings per share	$1.22	$0.77	$0.46

Diluted earnings per share	$1.13	$0.70	$0.42

Weighted average number of common shares outstanding – Basic	136,494	130,990	125,011
Dilutive effect of shares issuable as of period-end under stock option plans	10,401	11,566	10,803

Weighted average number of common shares outstanding – Diluted	146,895	142,556	135,814

Comprehensive Income:
Net income	$166,266	$100,243	$57,365
Foreign currency translation adjustments	(7,528)	5,649	4,185

Total comprehensive income	$158,738	$105,892	$61,550

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2002	122,520	$1,224	$70,834	$93,608	$(185)	$165,481
Foreign Currency Translation Adjustments	—	—	—	—	4,185	4,185
Exercise of Stock Options	5,958	60	21,828	—	—	21,888
Tax Benefit related to Stock Plans	—	—	22,299	—	—	22,299
Employee Stock Purchase Plan	196	2	2,362	—	—	2,364
Compensatory Grants	—	—	488	—	—	488
Net Income	—	—	—	57,365	—	57,365

Balance, December 31, 2003	128,674	1,286	117,811	150,973	4,000	274,070
Foreign Currency Translation Adjustments	—	—	—	—	5,649	5,649
Exercise of Stock Options	5,263	53	31,071	—	—	31,124
Tax Benefit related to Stock Plans	—	—	36,799	—	—	36,799
Employee Stock Purchase Plan	240	3	5,641	—	—	5,644
Net Income	—	—	—	100,243	—	100,243

Balance, December 31, 2004	134,177	1,342	191,322	251,216	9,649	453,529
Foreign Currency Translation Adjustments	—	—	—	—	(7,528)	(7,528)
Exercise of Stock Options	4,692	46	32,697	—	—	32,743
Tax Benefit related to Stock Plans	—	—	49,705	—	—	49,705
Employee Stock Purchase Plan	364	4	14,704	—	—	14,708
Acquisition	113	1	4,721	—	—	4,722
Net Income	—	—	—	166,266	—	166,266

Balance, December 31, 2005	139,346	$1,393	$293,149	$417,482	$2,121	$714,145

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$166,266	$100,243	$57,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,400	16,447	11,936
Provision for doubtful accounts	1,626	527	100
Split-off costs (See Note 1)	—	—	2,010
Deferred income taxes	(47,340)	(22,326)	(10,977)
Tax benefit related to stock option exercises	49,705	36,799	22,299
Changes in assets and liabilities:
Trade accounts receivable	(55,827)	(42,739)	(13,442)
Other current assets	(15,339)	(8,293)	(8,183)
Other assets	(1,294)	(3,495)	1,334
Accounts payable	2,208	1,546	1,785
Accrued and other liabilities	38,355	48,624	15,635

Net cash provided by operating activities	159,760	127,333	79,862

Cash flows used in investing activities:
Purchases of property and equipment	(71,770)	(46,581)	(29,991)
Investment in short-term investments	(625,792)	(175,331)	(93,300)
Proceeds from maturity or sale of short-term investments	512,827	110,713	100,550
Acquisitions, net of cash acquired	(19,811)	(1,495)	(7,823)

Net cash used in investing activities	(204,546)	(112,694)	(30,564)

Cash flows from financing activities:
Proceeds from issued shares	47,451	36,768	24,740
Split-off costs (See Note 1)	—	—	(2,963)

Net cash provided by financing activities	47,451	36,768	21,777

Effect of currency translation	(5,023)	3,518	4,185

(Decrease) increase in cash and cash equivalents	(2,358)	54,925	75,260
Cash and cash equivalents, at beginning of year	199,296	144,371	69,111

Cash and cash equivalents, at end of year	$196,938	$199,296	$144,371

Supplemental information:
Cash paid for income taxes during the year	$17,354	$9,608	$3,331

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Basis of Presentation

Description of Business. Cognizant Technology Solutions Corporation (“Cognizant” or the “Company”) is a leading provider of custom Information Technology (“IT”) consulting and technology services as well as outsourcing services for Global 2000 Business companies located in North America, Europe and Asia. Cognizant’s core competencies include Technology Strategy Consulting, Complex Systems Development, Enterprise Software Package Implementation, Data Warehousing & Business Intelligence, Application Testing, Application Maintenance, Infrastracture Management and Vertically-Oriented Business Process Outsourcing (BPO). The Company tailors its services to specific industries, and utilizes an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located primarily in India.

Organization. Cognizant began its IT development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, Cognizant, along with certain other entities, was spun-off from the Dun & Bradstreet Corporation to form a new company, Cognizant Corporation. On June 24, 1998, Cognizant completed its initial public offering of its Class A common stock. On June 30, 1998, a majority interest in Cognizant, and certain other entities were spun-off from Cognizant Corporation to form IMS Health Incorporated (“IMS Health”). Subsequently, Cognizant Corporation was renamed Nielsen Media Research, Incorporated. At December 31, 2002, IMS Health owned 55.3% of the outstanding stock of Cognizant.

Split-Off from IMS Health. On February 13, 2003 (the “Split-Off Date”), IMS Health distributed all of the Cognizant common stock that IMS Health owned in an exchange offer to IMS stockholders (the “Split-Off”). As a result of the Split-Off, IMS Health and its affiliates are no longer related parties of Cognizant as of the Split-Off Date. Accordingly, only services rendered to or received from IMS Health and its affiliates during the period January 1, 2003 to the Split-Off Date are classified as related party transactions. Services rendered to or received from IMS Health subsequent to the Split-Off Date are classified as third party transactions. See Note 11.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents included time deposits of $37,229 at December 31, 2005. There were no time deposits included in cash and cash equivalents at December 31, 2004. In previously issued financial statements, short-term investments in auction-rate securities were included in cash and cash equivalents. In the first quarter of 2005, the Company began to classify its investment in auction-rate securities as short-term investments. In previously issued financial statements such short-term investments included in cash and cash equivalents were $94,150, $49,850, $57,100 and $34,550 at December 31, 2004, 2003, 2002 and 2001, respectively. The change in presentation of auction-rate securities had no effect on the amounts of total current assets, total assets, net income or cash flow from operations of the Company for previously reported periods. Prior-year amounts have been reclassified to conform to the 2005 presentation.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Cash and cash equivalents and short-term investments as of December 31, 2004 and the captions: “investment in short-term investments,” “proceeds from maturity or sale of short-term investments,” “net cash used in investing activities” and “net increase in cash and cash equivalents” presented in the Company’s statements of cash flows for the years ended December 31, 2004 and 2003 after reclassification and as previously reported are as follows:

	After Reclassification		As Previously Reported
	2004		2004
Cash and cash equivalents	$199,296		$293,446
Short-term investments	115,465		21,315

	$314,761		$314,761

	2004	2003	2004	2003
Investment in short-term investments	$(175,331)	$(93,300)	$(43,351)	$—

Proceeds from maturity or sale of short-term investments	$110,713	$100,550	$23,033	$—

Net cash used in investing activities	$(112,694)	$(30,564)	$(68,394)	$(37,814)

Net increase in cash and cash equivalents	$54,925	$75,260	$99,225	$68,010

Short-Term Investments. The Company’s short-term investments consists of time deposits which mature in less than one year, valued at cost, which approximates fair value and available-for-sale securities valued at fair value. Interest and amortization of premiums and discounts for debt securities are included in interest income. Available-for-sale securities consist primarily of auction-rate securities with auction rate reset periods of less than three months. The Company’s investment in auction-rate securities consist of investment grade municipal and corporate debt securities.

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

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

expensed as incurred, while renewals and betterments are capitalized. Deposits paid towards acquisition of long-lived assets and the cost of assets not put in use before the balance sheet date are disclosed under the caption “capital work-in-progress” in Note 5.

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

Goodwill and Other Intangibles. The Company does not amortize goodwill, but instead tests goodwill at the reporting unit level for impairment at least annually or as circumstances warrant. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Other intangibles represent primarily customer relationships and assembled workforce, which are being amortized on a straight-line basis over their estimated useful lives.

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

Fixed-price contracts are cancelable subject to a specified notice period. All services provided by the Company through the date of cancellation are due and payable under the contract terms. The Company issues invoices related to fixed-price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billings, based upon contract milestones or other contractual terms, and the recognition of revenue, based upon the percentage-of-completion method of accounting, are recognized as either unbilled or deferred revenue. Estimates of certain fixed-price contracts are subject to adjustment as a project progresses to reflect changes in expected completion costs. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. Warranty provisions generally exist under such contracts for a period of ninety days past contract completion and costs related to such provisions are accrued at the time the related revenues are recorded.

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

Accounting for Stock-Based Employee Compensation Plans. The Company accounts for its stock-based employee compensation plans (as more fully described in Note 10) under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”).

Except for approximately $488 calculated in accordance with APB No. 25 related to the retention, acceleration and extended life of Cognizant common stock options by two former Directors of Cognizant included in Split-Off Costs, no employee stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant, and for the employee stock purchase plan, the discount does not exceed 15%.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

	December 31,
	2005	2004	2003
Net income, as reported	$166,266	$100,243	$57,365
Add: Stock-based compensation expense, net of related tax benefit, included in net income	—	—	488
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	17,990	15,193	15,495

Pro forma net income	$148,276	$85,050	$42,358

Earnings per share:
Basic earnings per share, as reported	$1.22	$0.77	$0.46
Pro forma- basic earnings per share	$1.09	$0.65	$0.34
Diluted earnings per share, as reported	$1.13	$0.70	$0.42
Pro forma- diluted earnings per share	$1.01	$0.60	$0.31

For purposes of pro forma disclosures only, the fair value for all Company options was estimated at the date of grant using the Black-Scholes option model with the following weighted average assumptions:

	2005	2004	2003
Years ended December 31,
Dividend yield	0%	0%	0%
Volatility factor	39% - 46%	46%	45%
Expected life (in years):
Options	4.0	4.0	4.0
Stock purchase plans	.25	.25	.25
Weighted average risk-free interest rate:
Options	3.77%	3.11%	2.70%
Employee stock purchase plans	2.81%	1.26%	0.96%
Weighted average fair value:
Options	$16.52	$10.06	$4.40
Employee stock purchase plans	$8.51	$5.03	$2.59

See Note 10 for additional information relating to the Company’s stock plans.

Foreign Currency Translation. The assets and liabilities of the Company’s subsidiaries other than the Company’s Indian subsidiary (“Cognizant India”), are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders’ equity. For Cognizant India, the functional currency is

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

the U.S. dollar, since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between Cognizant India and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. The resulting gain (loss) is included in the caption “other income (expense), net” on the Company’s consolidated statements of operations and comprehensive income. Foreign currency transaction (losses) / gains, which are included in the results of operations, totaled $(1,339), $73 and $(199) for the years ended December 31, 2005, 2004 and 2003, respectively. Gains and losses from balance sheet translation are included in accumulated other comprehensive income on the consolidated statements of financial position and represents the only item included in such caption.

Foreign Currency Forward Contract. During July 2004, the Company entered into a foreign currency forward contract, with a six-month term and notional amount of $12,500, to sell the Indian Rupee for United States dollars that was settled in January 2005. The Company entered into this forward contract to manage a portion of its foreign currency risk related to Indian Rupee denominated asset balances, primarily cash investments, at our Indian subsidiary, Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of the Cognizant India’s financial statements into its functional currency, the U.S. dollar. The Company’s objective was to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above.

The Company has accounted for this financial derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This foreign currency contract does not qualify for hedge accounting under SFAS No. 133. Accordingly, the foreign currency forward contract is marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of operations and comprehensive income. The Company recorded a realized gain / (loss) on the foreign currency forward contract of $162 and $(989) for the years ended December 31, 2005 and 2004, respectively.

Exit Activities – One-time termination benefits are recognized and measured at fair value at the communication date if the employee will not be retained beyond a minimum retention period (i.e., either a legal notification period or 60 days, if no legal requirement exists). For employees that will be retained beyond the minimum retention period, a liability is accrued ratably over the future service period.

On June 29, 2004, the Company announced its plans to wind-down operations at its development center located in Limerick, Ireland and close the facility by March 31, 2005. As of March 31, 2005, the Company completed the wind-down of its Limerick development facility. During the year ended December 31, 2004, the Company recorded expenses of approximately $1,500 primarily for severance, retention bonuses and an obligation to repay funds previously received through local job grant programs and made payments of approximately $1,000 through December 31, 2004. During the year ended December 31, 2005, the Company recorded additional expenses of approximately $100 and made payments of approximately $600 primarily for severance and retention bonuses. All costs have been paid as of December 31, 2005.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, time deposits, investments in short-term securities and trade accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with high credit quality financial institutions, invests in investment-grade short-term debt securities and limits the amount of credit exposure to any one commercial issuer. Trade accounts receivables are dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited.

Income Taxes. The Company provides for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Tax benefits earned on exercise of employee stock options in excess of compensation charged to income are credited to additional paid-in capital.

Earnings Per Share (“EPS”). Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding.

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2005 presentation.

New Accounting Standards - Issued but Not Yet Effective

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and issuances under employee stock purchase plans, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under the new standard. In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. SFAS No. 123R is effective for the Company’s annual reporting period beginning January 1, 2006.

The Company will adopt SFAS No., 123R on January 1, 2006, utilizing the modified prospective method. Adoption of SFAS No. 123R will reduce reported net income and earnings per share because the Company currently uses the intrinsic value method as permitted by APB No. 25. Accordingly, no compensation expense is currently recognized for stock purchase rights

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

granted under the Company’s (i) employee stock option plans since the exercise price equals the fair value of the underlying stock at date of grant and (ii) employee stock purchase plan. For the year ended December 31, 2006, the Company expects the annualized after-tax cost associated with expensing grants under the Company’s employee stock option and employee stock purchase plans, including an estimate of grants to be issued in 2006, to be slightly above the pro forma impact under SFAS No. 123 of $17,990 in 2005.

3. Acquisitions

In April 2005, the Company acquired substantially all the assets of Fathom Solutions, LLC (“Fathom”), a U.S. based company specializing in IT consulting in the telecommunications and financial services industries, for initial consideration of approximately $23,300 (including deal fees and consideration for delivery by sellers of net assets above the contractual target) in cash and stock. The Company made cash payments of approximately $18,600 and issued 113,225 shares of Class A common stock valued at $4,722 related to the acquisition. Additional purchase price, not to exceed $16,000, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007 and will be recorded when the contingency is resolved. The Company completed this acquisition primarily to strengthen its service capabilities in the telecommunications industry.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has allocated the purchase price to the tangible and intangible assets and liabilities acquired based on an appraisal of their fair values, including approximately $9,100 to goodwill and $6,750 to intangible assets, principally customer relationships. The intangible assets are being amortized over a weighted average life of 9.8 years. For the year ended December 31, 2005, amortization of $552 related to the acquisition of amortizable intangible assets of Fathom has been included in the accompanying consolidated statements of operations and comprehensive income.

On February 27, 2004, the Company acquired Ygyan Consulting Private Ltd. (“Ygyan”), an India-based SAP services provider, for $1,676. Ygyan was acquired to increase the Company’s SAP service capabilities.

On November 24, 2003, the Company acquired the stock of Infopulse Nederland B.V. (“Infopulse”), a Netherlands-based information technology services company specializing in the banking and financial services industry for approximately $6,900 (including approximately $400 of direct deal costs) of which $1,183 was paid in 2005. As the earnout targets were not achieved, no additional purchase price payments are due to the sellers. This acquisition will allow the Company to improve its service capabilities in the Benelux region by adding local client partners, industry expertise and local language capability.

On April 1, 2003, the Company acquired the U.S.-based company of ACES International, Inc. (“ACES”), that specializes in Customer Relationship Management solutions, serving clients in healthcare, financial services and telecommunications industries, for approximately $4,700 (including approximately $500 of direct deal costs).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The Company recorded approximately $7,600 of goodwill and $1,800 of intangible assets, principally customer relationships, in connection with the 2003 acquisitions. The intangible assets are being amortized over a weighted average life of 9.3 years.

The Company has accounted for the acquisitions of Fathom, Ygyan, Infopulse and ACES as business combinations under the provisions of SFAS No. 141, “Business Combinations.” The operating results of Fathom, Ygyan, Infopulse and ACES have been included in the consolidated financial statements of the Company, effective April 16, 2005, February 27, 2004, November 24, 2003 and April 1, 2003, respectively. The acquisitions in 2005, 2004 and 2003 were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows.

4. Short-term Investments

The following is a summary of short-term investments:

	December 31,
	2005	2004
Available for-sale-securities:
Auction rate securities	$219,425	$94,150
Asset backed securities	1,869	—
Agency discount notes	1,954	—
Commercial paper	797	—
Corporate bonds	3,018	—

Total available for-sale-securities	227,063	94,150
Time deposits	—	21,315

Total short-term investments	$227,063	$115,465

The carrying value of our short-term investments as of December 31, 2005 and 2004 approximated fair value. Realized gains or losses, if any, on these investments were insignificant for the years ended December 31, 2005, 2004 and 2003. Contractual maturities of available-for-sale-securities at December 31, 2005 are as follows: $8,953 in 2006 and $218,110 maturing after 2019. The Company’s investments in auction-rate securities generally have contractual maturities in excess of one year; however, they provide liquidity to the Company every ninety days or less when interest rates are reset through a “Dutch” auction process. The Company invests in investment grade auction-rate securities and, to date, has not participated in any failed auctions.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

5. Property and Equipment, net

Property and equipment consist of the following:

	Estimated Useful Life (Years)	December 31
		2005	2004
Buildings	30	$20,162	$17,964
Computer equipment and purchased software	3	66,685	49,951
Furniture and equipment	5 – 9	27,949	23,168
Land		10,792	10,272
Capital work-in-progress		53,827	14,737
Leasehold improvements	Over shorter of lease term or life of asset	32,303	22,049

Sub-total		211,718	138,141
Accumulated depreciation and amortization		(64,736)	(47,436)

Property and Equipment - Net		$146,982	$90,705

Depreciation and amortization expense related to property and equipment was $19,311, $14,442 and $10,451, for the years ended December 31, 2005, 2004 and 2003, respectively.

6. Goodwill and Intangible Assets, net

Changes in goodwill for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Balance beginning of year	$9,701	$4,477
Acquisition and adjustments	9,078	5,154
Cumulative translation adjustments	(556)	70

Balance end of year	$18,223	$9,701

In 2005, the increase in goodwill relates to the acquisition of Fathom. The increase in goodwill in 2004 relates to the acquisition of Ygyan and approximately $4,028 relates to an adjustment to the initial purchase price allocation of Infopulse. No impairment losses were recognized during the three years ended December 31, 2005.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Components of intangibles assets are as follows:

	2005	2004	Weighted Average Life
Intangibles:
Customer Relationships	$20,823	$14,849	10 years
Assembled Workforce	894	1,162	8 years
Other	198	175	3.7 years

	21,915	16,186
Less: accumulated amortization	(5,638)	(4,060)

Intangible assets, net	$16,277	$12,126

All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangibles totaled $2,089 for 2005, $2,005 for 2004, and $1,485 for 2003. Estimated amortization expenses of the Company’s existing intangible assets for the next five years are as follows:

Year	Amount
2006	$2,211
2007	2,211
2008	2,176
2009	2,160
2010	2,133

7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31
	2005	2004
Accrued compensation and benefits	$77,182	$58,629
Accrued taxes	3,374	2,171
Deferred revenue	19,867	15,044
Accrued professional fees	8,806	4,404
Accrued vacation	12,012	7,790
Accrued travel and entertainment	7,513	6,266
Other	10,574	9,566

Total	$139,328	$103,870

8. Employee Benefits

The Company has a 401(k) savings plan which allows eligible U.S. employees of the Company to contribute a percentage of their compensation into the plan and the Company matches up to 50.0% of the eligible employee’s contribution. The amount charged to expense for

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

the matching contribution was $1,577, $1,046 and $642 for the years ended December 31, 2005, 2004 and 2003, respectively. Certain of the Company’s employees participate in a defined contribution plan in the United Kingdom and Ireland sponsored by the Company. The costs to the Company related to these plans were not material to the Company’s results of operations or financial position for the years presented.

Cognizant India maintains employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by Cognizant India. Contribution expense recognized was $3,758, $2,254 and $1,310 for the years ended December 31, 2005, 2004 and 2003, respectively.

Cognizant India also maintains a statutory gratuity plan that is a statutory post-employment benefit plan providing defined lump sum benefits. Cognizant India makes annual contributions to an employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. The Company accounts for the gratuity plan in accordance with the provisions of EITF 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan”. Accordingly, the Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2005 and 2004, the amount accrued under the gratuity plan was $7,535 and $5,182, respectively. Expense recognized by the Company was $3,477, $2,752 and $1,112 for the years ended December 31, 2005, 2004 and 2003, respectively.

9. Income Taxes

Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2005	2004	2003
United States	$59,386	$33,688	$17,516
Foreign	125,886	88,407	54,715

Total	$185,272	$122,095	$72,231

The provision of income taxes consists for the following components for the years ended December 31:

	2005	2004	2003
Current:
Federal and state	$26,218	$13,829	$8,690
Foreign	15,437	9,100	1,942

Total current	41,655	22,929	10,632

Deferred:
Federal and state	(15,059)	(338)	4,355
Foreign	(7,590)	(739)	(121)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

	2005	2004	2003
Total deferred	(22,649)	(1,077)	4,234

Total provision	$19,006	$21,852	$14,866

A reconciliation between the Company’s effective income tax rate and the U.S. Federal statutory rate is as follows:

	2005	%	2004	%	2003	%
Tax expense, at U.S. Federal statutory rate	$64,845	35.0	$42,733	35.0	$25,281	35.0
State and local income taxes, net of Federal benefit	3,262	1.8	2,146	1.8	1,354	1.9
Rate differential on foreign earnings	(36,964)	(19.9)	(21,989)	(18.1)	(16,124)	(22.3)
Repatriation of previously undistributed Indian earnings	(12,411)	(6.7)	—	—	—	—
Other	274	0.1	(1,038)	(0.8)	4,355	6.0

Total income taxes	$19,006	10.3	$21,852	17.9	$14,866	20.6

The Company’s deferred income tax assets and liabilities are comprised of the following at December 31:

	2005	2004
Deferred income tax assets:
Net operating losses	$58,010	$40,808
Revenue recognition	—	447
Expenses not currently deductible	17,228	2,283
Other	331	278

	75,569	43,816
Less valuation allowance	3,016	2,758

Deferred tax assets, net	72,553	41,058

Deferred income tax liabilities:
Undistributed Indian income	6,103	24,115
Revenue recognition	1,732	—
Other	4,719	4,284

Deferred income tax liabilities	12,554	28,399

Net deferred income tax asset	$59,999	$12,659

At December 31, 2005, Cognizant has estimated net operating loss carryforwards for U.S. tax purposes of approximately $136,000. For Federal purposes, these losses have expiration dates ranging from December 31, 2022 through December 31, 2025. For state purposes, the date

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

of expiration varies but will generally be less than or equal to the Federal expiration period. The Company has foreign net operating loss carryforwards of approximately $10,000, of which approximately $6,700 relates to pre-acquisition net operating losses. The Company has recorded a full valuation allowance on the foreign net operating loss carryforwards. If tax benefits are recognized through reduction of the valuation allowance, approximately $2,100 of such benefits will reduce goodwill. The majority of foreign net operating loss carryforwards do not have an expiration date.

Cognizant’s Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961 is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. In 2004, the ten-year tax holiday period expired for one STP and, accordingly, the export profits for that STP are subject to income tax. Export profits from the remaining STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. For the years ended December 31, 2005, 2004 and 2003, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $34,664, $24,208 and $12,423, respectively, and increase diluted EPS by $0.24, $0.17 and $0.09, respectively.

Prior to January 1, 2002, it was the Company’s intent to repatriate all accumulated earnings from India to the United States. Accordingly, Cognizant provided deferred income taxes on such pre–2002 undistributed earnings. During the first quarter of 2002, Cognizant made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, Cognizant intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to APB No. 23, Cognizant no longer accrues incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2005, the amount of unrepatriated Indian earnings and total foreign earnings, including unrepatriated Indian earnings, upon which no incremental U.S. taxes has been recorded is approximately $267,000 and $283,000, respectively. If such earnings are repatriated in the future, or no longer deemed to be indefinitely reinvested, Cognizant will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted into law. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Under the provisions of the Act, in December 2005, the Company repatriated $60,000 of undistributed Indian earnings that were not considered permanently reinvested under APB No. 23 and recorded a net income tax benefit of $12,411, consisting of a reversal of deferred income tax liabilities of $22,939 partially offset by current U.S. and Indian income taxes of $10,528. The U.S. income tax benefit was attributed to the fact

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

that U.S. taxes due under the Act were substantially less than the amount the Company previously accrued, based on the U.S. federal statutory rate of 35%, on such undistributed Indian earnings. The repatriation reduced the Company’s effective tax rate for the year ended December 31, 2005 from 17.0% to 10.3% and increased basic and diluted EPS by $0.09 and $0.08, respectively. As of December 31, 2005, the Company has an accrual of approximately $6,100 on remaining pre-2002 undistributed Indian earnings that the Company intends to repatriate in the future.

The Company will continue to assert permanent reinvestment of all Indian earnings after December 31, 2001. Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided for as such earnings are deemed to be permanently reinvested.

10. Employee Stock-Based Compensation Plans

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

The Non-Employee Directors’ Stock Option Plan provides for the grant of up to 858,000 stock options (each option exercisable into one (1) share of the Company’s Class A common stock) to eligible directors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. These options have a life of ten years, vest proportionally over two years and have an exercise price equal to the fair market value of the common stock on the grant date.

On June 14, 2005, the stockholders of the Company approved an amendment to the 1999 Incentive Compensation Plan (the “Incentive Plan”), to (i) increase the maximum number of shares of Class A Common Stock reserved for issuance from 36,000,000 to 37,500,000 shares and to reserve an additional 1,500,000 shares of Class A Common Stock for issuance upon the exercise of stock options or stock appreciation rights or for the issuance of other awards granted under the Incentive Plan, (ii) provide that repricing of stock options may not occur without stockholder approval, (iii) provide for minimum vesting periods for stock based awards, other than stock options or stock appreciation rights, (iv) provide that stock options may not be granted below fair market value, and (v) provide that all material amendments to the Incentive Plan shall be subject to stockholder approval. All options granted under the Incentive Plan are exercisable into one (1) share of the Company’s Class A common stock, have a life of ten years, vest proportionally over four years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the date of grant.

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

During the year ended December 31, 2005, approximately 363,847 shares of Class A common stock were purchased by employees under the Purchase Plan. At December 31, 2005, there were approximately 2,395,865 shares available for future issuance under the Purchase Plan.

A summary of the Company’s stock option activity, and related information is as follows as of December 31, 2005, 2004 and 2003:

	2005	2005	2004	2004	2003	2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	19,750,904	$10.36	24,943,330	$7.40	22,857,306	$4.84
Granted	1,110,100	$42.26	3,262,196	$25.47	8,940,600	$11.49
Exercised	(4,691,724)	$6.98	(5,261,972)	$5.91	(5,957,976)	$3.68
Cancelled	(610,725)	$19.69	(3,186,250)	$9.93	(895,100)	$7.70
Expired	(1,500)	$19.53	(6,400)	$9.12	(1,500)	$6.78

Outstanding - end of year	15,557,055	$13.29	19,750,904	$10.36	24,943,330	$7.40

Exercisable - end of year	8,894,690	$7.90	9,195,954	$5.79	8,003,580	$4.37

At December 31, 2005, 3,264,115 options (each option exercisable into one share of the Company’s Class A common stock) were available for future issuance under the Company’s option plans.

The following summarizes information about the Company’s stock options outstanding and exercisable by price range at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.32 - $0.33	242,565	1.6 Years	$0.32	242,565	$0.32
$0.83 - $0.84	37,400	2.5 Years	$0.83	37,400	$0.83
$1.83 - $2.56	869,300	3.4 Years	$2.08	869,300	$2.08
$3.46 - $5.16	1,637,703	5.3 Years	$4.66	1,637,703	$4.66

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$5.25 - $7.58	2,896,430	5.1 Years	$5.85	2,666,630	$5.84
$8.25 - $11.63	5,144,197	6.9 Years	$9.59	2,470,397	$9.35
$12.54 - $18.25	720,400	7.6 Years	$16.41	284,100	$16.28
$20.00 - $26.95	2,407,810	8.3 Years	$22.83	552,220	$22.74
$30.79 - $45.44	1,584,450	9.2 Years	$39.97	134,375	$36.16
$49.28 - $49.28	16,800	10.0 Years	$49.28	—	$—

Total	15,557,055	6.6 Years	$13.29	8,894,690	$7.90

Compensation cost recognized by the Company under APB No. 25 was $0, $0, and $488 for the years ended December 31, 2005, 2004 and 2003, respectively.

11. Related Party Transactions and Transactions with Affiliates

Revenues. The Company and IMS Health have entered into Master Services Agreements pursuant to which the Company provides certain IT services to IMS Health. As a result of the Split-Off, IMS Health is no longer a related party to the Company as of the Split-Off Date. Accordingly, revenues from IMS Health subsequent to the Split-Off Date are classified as third party revenues. The Company recognized related party revenues from IMS Health totaling $2,575 in 2003. Total revenues from IMS Health during 2003, including related party revenues prior to the Split-Off Date, were approximately $22,675.

Services. IMS Health provided the Company with certain administrative services under the provisions of an amended and restated Intercompany Services Agreement entered into in connection with the Split-Off. In 2003 and prior periods, IMS Health permitted the Company to participate in certain of IMS Health’s business insurance plans and provided certain other services such as tax planning and compliance, which have since been transitioned to the Company. Total costs charged in connection with these services during the period January 1, 2003 through the Split-Off Date were $28.

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

Pension Plans. In 2003, certain U.S. employees of the Company participated in IMS Health’s defined benefit pension plans. The plans are cash balance pension plans under which six percent

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

of creditable compensation plus interest is credited to the employee’s retirement account on a monthly basis. The cash balance earns monthly investment credits based on the 30-year Treasury bond yield. At the time of retirement, the vested employee’s account balance is actuarially converted into an annuity. The Company’s cost for these plans was included in the allocation of expense from IMS Health for employee benefits plans.

12. Commitments

The Company leases office space and equipment under operating leases, which expire at various dates through the year 2014. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2005 are as follows:

2006	$13,848
2007	10,405
2008	8,919
2009	8,230
2010	6,508
Thereafter	4,824

Total minimum lease payments	$52,734

Rental expense totaled $17,499, $11,560 and $7,782 for years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company has entered into fixed capital commitments of approximately $70,400 related to this India development center expansion program, of which approximately $48,900 has been spent to date. See Note 16.

13. Contingencies

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

14. Segment Information

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

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Revenues:
Financial services	$440,958	$290,432	$170,370
Healthcare	176,102	116,370	78,420
Manufacturing / retail / logistics	152,536	105,328	64,064
Other	116,234	74,543	55,377

Total revenue	$885,830	$586,673	$368,231

Segment Operating Profit:
Financial services	$153,542	$104,074	$52,412
Healthcare	71,226	47,294	31,912
Manufacturing / retail / logistics	46,210	38,842	24,569
Other	39,100	30,820	20,964

Total segment operating profit	310,078	221,030	129,857
Less - unallocated costs	132,366	101,915	57,545
Less - other costs(1)	96	1,495	—

Income from operations	$177,616	$117,620	$72,312

(1)	Represents costs related to the wind-down of the Company’s development facility in Limerick, Ireland. See Note 2. The costs associated with the closure of this facility have been disclosed separately since these costs were not allocated to a reportable segment in management’s internal reporting.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	North America (2)	Europe(3)	Asia(5)	Total
2005
Revenues(1)	$772,775	$103,707	$9,348	$885,830

Long-lived assets(4)	$34,956	$6,850	$139,676	$181,482

2004
Revenues(1)	$508,432	$73,707	$4,534	$586,673

Long-lived assets(4)	$16,105	$8,483	$87,944	$112,532

2003
Revenues(1)	$325,337	$40,160	$2,734	$368,231

Long-lived assets(4)	$16,880	$7,724	$54,747	$79,351

(1)	Revenues are attributed to regions based upon customer location.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in United Kingdom of $80,834, $61,223, and $37,323 in 2005, 2004 and 2003, respectively.
(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

No customer accounted for revenues in excess of 10% of total revenues in 2005. One customer, JPMorgan Chase, accounted for 13.7% and 10.1% of revenues in 2004 and 2003, respectively.

15. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the two years ended December 31, 2005 are as follows:

	Three Months Ended
2005	March 31	June 30	September 30	December 31		Full Year
Operating Revenue	$181,681	$211,711	$235,536	$256,902		$885,830
Gross Profit	$83,687	$93,943	$107,361	$120,924		$405,915
Income from Operations	$37,187	$42,368	$47,021	$51,040		$177,616
Net Income	$31,978	$36,032	$40,583	$57,673	(1)	$166,266	(1)

Basic EPS	$0.24	$0.27	$0.30	$0.42	(1)	$1.22	(1)(2)
Diluted EPS	$0.22	$0.25	$0.28	$0.39	(1)	$1.13	(1)(2)

	Three Months Ended
2004	March 31	June 30	September 30	December 31		Full Year
Operating Revenue	$119,744	$138,719	$155,429	$172,781		$586,673
Gross Profit	$54,734	$63,161	$70,844	$78,124		$266,863
Income from Operations	$23,687	$27,790	$30,872	$35,271		$117,620
Net Income	$19,788	$23,801	$26,052	$30,602		$100,243

Basic EPS	$0.15	$0.18	$0.20	$0.23		$0.77	(2)
Diluted EPS	$0.14	$0.17	$0.18	$0.21		$0.70

(1)	Includes one-time tax benefit of $12,411, or $0.09 per basic EPS and $0.08 per diluted EPS, related to the repatriation of $60,000 of Indian earnings under the Act. See Note 9.
(2)	The sum of the quarterly EPS does not equal full year EPS due to rounding.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

16. Subsequent Event (Unaudited)

In February 2006, the Company expanded its plans to construct additional fully-owned development centers to now include over 1,700,000 square feet as compared to previous plans, announce in October 2004 to add 900,000 square feet of space. The 1,700,000 square feet of facilities will be located in Chennai, Pune, Kolkata, Hyderabad and Bangalore, India. The total construction expenditure related to this expanded program is estimated to the approximately $140,000, an increase of approximately $64,000 when compared to the expansion program announced in October 2004.

Cognizant Technology Solutions Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/ Other	Balance at End of Period
Accounts receivable allowance for doubtful accounts:
2005	$1,560	$1,626	124	$985	$2,325
2004	$989	$527	—	$(44)	$1,560
2003	$861	$100	—	$(28)	$989
Warranty accrual:
2005	$1,216	$2,020	—	$1,489	$1,747
2004	$763	$2,054	—	$1,601	$1,216
2003	$477	$1,285	—	$999	$763

S-1