Form 10-Q
period 2006-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2006-05-09
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from_____________ to _____________

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No:  ☑

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 4, 2006:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	140,396,657

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

(Unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues	$285,479	$181,681
Cost of revenues	158,588	97,994

Gross profit	126,891	83,687
Selling, general and administrative expenses	66,705	41,410
Depreciation and amortization expense	7,030	5,090

Income from operations	53,156	37,187

Other income (expense), net:
Interest income	3,437	1,840
Other income (expense) - net	(41)	(124)

Total other income (expense)	3,396	1,716

Income before provision for income taxes	56,552	38,903
Provision for income taxes	9,388	6,925

Net income	$47,164	$31,978

Basic earnings per share	$0.34	$0.24

Diluted earnings per share	$0.32	$0.22

Weighted average number of common shares outstanding – Basic	139,665	134,485

Dilutive effect of shares issuable as of period-end under stock option plans	9,689	11,336

Weighted average number of common shares outstanding - Diluted	149,354	145,821

Comprehensive income:
Net income	$47,164	$31,978
Foreign currency translation adjustments	722	(1,581)

Total comprehensive income	$47,886	$30,397

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$165,362	$196,938
Short-term investments	257,186	227,063
Trade accounts receivable, net of allowance of $2,325 and $2,325, respectively	184,356	153,971
Unbilled accounts receivable	33,327	22,725
Deferred income tax assets	43,847	42,752
Other current assets	25,055	19,974

Total current assets	709,133	663,423
Property and equipment, net of accumulated depreciation of $71,229 and $64,736, respectively	161,577	146,982
Goodwill	18,270	18,223
Other intangible assets, net	15,803	16,277
Deferred income tax assets	19,641	17,247
Other assets	9,903	7,741

Total assets	$934,327	$869,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,439	$16,420
Accrued and other current liabilities	117,435	137,375

Total current liabilities	138,874	153,795
Other noncurrent liabilities	2,302	1,953

Total liabilities	141,176	155,748

Commitments and Contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 325,000 shares authorized, 140,377 and 139,346 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,403	1,393
Additional paid-in-capital	324,259	293,149
Retained earnings	464,646	417,482
Accumulated other comprehensive income	2,843	2,121

Total stockholders’ equity	793,151	714,145

Total liabilities and stockholders’ equity	$934,327	$869,893

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$47,164	$31,978
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,030	5,090
Provision for doubtful accounts	233	426
Deferred income taxes	(3,489)	(7,642)
Stock-based compensation expense	7,602	—
Tax benefit related to stock option exercises	851	11,978
Changes in assets and liabilities:
Trade accounts receivable	(31,705)	(16,806)
Other current assets	(15,611)	(8,103)
Other assets	(1,982)	(425)
Accounts payable	4,620	1,996
Accrued and other liabilities	(18,640)	(18,886)

Net cash used in operating activities	(3,927)	(394)

Cash flows from investing activities:
Purchases of property and equipment	(20,587)	(8,640)
Purchases of short-term investments	(133,248)	(65,309)
Proceeds from maturity or sale of short-term investments	103,126	40,606
Acquisition, net of cash acquired	—	(1,183)

Net cash used in investing activities	(50,709)	(34,526)

Cash flows from financing activities:
Proceeds from issued shares	13,587	11,182
Excess tax benefit on stock option exercises	9,080	—

Net cash provided by financing activities	22,667	11,182

Effect of currency translation on cash and cash equivalents	393	(570)

Decrease in cash and cash equivalents	(31,576)	(24,308)
Cash and cash equivalents, beginning of year	196,938	199,296

Cash and cash equivalents, end of period	$165,362	$174,988

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (“Cognizant” or the “Company”) in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

Note 2 — Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), shall be recognized in net income in the periods after the date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”), as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, to account for its employee stock option plans and employee stock purchase plan. Accordingly, no stock-based employee compensation cost was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. Operating results for 2005 have not been restated. The Company historically reported pro forma results under the disclosure-only provisions of SFAS No. 123.

The Company has three stock option plans (“Option Plans”):

•	The 1999 Incentive Compensation Plan (the “Incentive Plan”) provides for grants up to 37,500,000 shares to eligible employees and non-employee directors. All options granted under the Incentive Plan are exercisable into one (1) share of the Company’s Class A common stock, have a life of ten years, vest proportionally over four years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the date of grant. Stock-based compensation expense for Incentive Plan grants is recognized on a straight-line basis over the requisite service period.

•	The Key Employees Stock Option Plan (the “Key Employees Plan”) provides for the grant of up to 8,385,000 stock options (each option exercisable into one (1) share of the Company’s Class A common stock) to eligible employees. Options granted under this plan may not be granted at an exercise price less than the fair market value of the underlying shares on the date of grant. These options have a life of ten years, vest proportionally over four years and have an exercise price equal to the fair market value of the common stock on the grant date. Stock-based compensation expense for Key Employees Plan grants is recognized on a straight-line basis over the requisite service period.

•	The Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan) provides for the grant of up to 858,000 stock options (each option exercisable into one (1) share of the Company’s Class A common stock) to eligible directors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. These options have a life of ten years, vest proportionally over two years and have an exercise price equal to the fair market value of the common stock on the grant date. Stock-based compensation expense for Non-Employee Directors’ Plan grants is recognized on a straight-line basis over the requisite service period.

In addition to the Option Plans, the Company maintains the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) that provides for the issuance of up to 3,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of (a) the fair market value of a share of Class A common stock on the first date of the purchase period; or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis.

The Company currently utilizes authorized, available shares to satisfy stock option exercises under its Option Plans and issuances under its Purchase Plan. Stock-based compensation expense of $7,602 and related tax benefits of $1,309 were reflected in our operating results for the three months ended March 31, 2006. The allocation of stock-based compensation expense between cost of revenues and selling, general and administrative expenses was as follows:

Three Months Ended March 31, 2006
Cost of revenues	$3,147
Selling, general and administrative expenses	4,455

Total stock-based compensation expense	$7,602

The following table shows the effect of adopting SFAS No. 123R on selected reported items, including certain tax-related adjustments, as compared to amounts that would have been reported under APB No. 25:

For the Three Months Ended March 31, 2006
(Decrease)/Increase
Income before provision for income taxes	$(7,602)
Net income	$(6,469)
Net cash used in operating activities	$(9,080)
Net cash provided by financing activities	$9,080
Basic earnings per share	$(0.04)
Diluted earnings per share	$(0.04)

A summary of changes in the Option Plans for the three months ended March 31, 2006 is as follows:

	Number of Options	Weighted Average Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	15,557,055	$13.29
Granted	373,100	$50.29
Exercised	(925,535)	$9.51
Cancelled	(101,033)	$26.64
Expired	(1,100)	$28.53

Outstanding at March 31, 2006	14,902,487	$14.36	6.5	$672,502

Exercisable at March 31, 2006	9,243,080	$8.27	5.6	$473,429

As of March 31, 2006, the total remaining unrecognized stock-based compensation cost related to non-vested stock options expected to vest amounted to $37,733, which will be amortized over the weighted-average remaining requisite service period of

1.91 years. At March 31, 2006, the Company has 2,993,148 and 2,290,835 shares available for future stock option grants and issuances under the Option Plans and Purchase Plan, respectively.

Other information pertaining to option activity during the three months ended March 31, 2006 and 2005 was as follows:

	For the Three Months Ended March 31,
	2006	2005
Weighted average grant-date fair value of options granted	$20.38	$14.71
Total fair value of options vested	$14,953	$7,838
Total intrinsic value of options exercised	$42,754	$35,091

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the period ended March 31, 2005:

Three Months Ended March 31, 2005
Net income, as reported	$31,978
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—
Deduct: Total stock-based employee compensation determined using the fair value-based method for all awards, net of related tax effects	(5,124)

Pro Forma net earnings	$26,854

Earning per share:
Basic-as reported	$0.24
Basic-pro forma	$0.20
Diluted-as reported	$0.22
Diluted-pro forma	$0.18

The fair value of each stock option was estimated on the date of grant using a Black-Scholes option-pricing model. For the three months ended March 31, 2006, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. For the three months ended March 31, 2005, expected volatility was based on historical volatility of the Company’s Class A common stock and the expected term was based on historical employee exercise behavior. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The Company does not pay dividends.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant with the following assumptions:

	For the Three Months Ended March 31,
	2006	2005
Dividend yield	0%	0%
Weighted average volatility factor:
Option Plans	37.08%	45.23%
Purchase Plan	34.18%	46.03%
Weighted average expected life (in years):
Option Plans	5.25	4.0
Purchase Plan	0.25	0.25
Weighted average risk-free interest rate:
Option Plans	4.27%	3.55%
Purchase Plan	4.09%	2.33%
Weighted average fair value:
Option Plans	$20.38	$14.71
Purchase Plan	$8.71	$8.10

During the three months ended March 31, 2006, the Company issued 105,030 shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $915.

Note 3 – Short-term Investments

The following is a summary of short-term investments:

	March 31, 2006	December 31, 2005
Auction rate securities	$250,450	$219,425
Other	6,736	7,638

Total short-term investments	$257,186	$227,063

The carrying value of our short-term investments approximated fair value as of March 31, 2006 and December 31, 2005. Realized gains or losses, if any, on these investments were insignificant for the periods presented.

Note 4 — Income Taxes

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. On March 31, 2006, the tax holiday expired for one additional STP. The incremental Indian taxes related to the taxable STPs have been incorporated into the Company’s effective income tax rate for 2006. The effective tax rate of 17.8% for the three months ended March 31, 2005 decreased to 16.6% for the three months ended March 31, 2006 primarily due to the Company’s overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday. The principal difference between the effective income tax rates for the 2006 and 2005 periods and the United States federal statutory rate is the effect of the tax holiday in India.

Note 5 — Commitments and Contingencies

In February 2006, the Company expanded its plans to construct additional fully-owned development centers to now include over 1,700,000 square feet as compared to previous plans, announced in October 2004, to add 900,000 square feet of space. The 1,700,000 square feet of facilities will be located in Chennai, Pune, Kolkata, Hyderabad and Bangalore, India. The total construction expenditure related to this expanded program is estimated to be approximately $140,000, an increase of approximately $64,000 when compared to the expansion program announced in October 2004. As of March 31, 2006, the Company has entered into fixed capital commitments of approximately $74,000 related to this India development center expansion program, of which approximately $57,000 has been spent to date.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company’s quarterly or annual results of operations, cash flows, or consolidated financial position. Additionally, many of the Company’s engagements involve projects that are critical to the operations of its customers’ businesses and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its software development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

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

The Company’s chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the Company’s development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense is not allocated to individual segments in internal management reports used by the chief decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the total income from operations of the Company. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Revenues:
Financial services	$135,845	$89,714
Healthcare	62,505	35,275
Manufacturing / retail / logistics	44,995	35,936
Other	42,134	20,756

Total revenue	$285,479	$181,681

Segment Operating Profit:
Financial services	$49,634	$31,332
Healthcare	26,854	14,077
Manufacturing / retail / logistics	16,066	11,974
Other	15,535	7,623

Total segment operating profit	108,089	65,006
Less: unallocated costs(1)	54,933	27,723
Less: other(2)	—	96

Income from operations	$53,156	$37,187

(1)	Includes $7,602 of stock-based compensation expense for the three months ended March 31, 2006. Results for 2005 do not include such expense.

(2)	Represents costs related to the wind-down of the Company’s development facility in Limerick, Ireland. The costs associated with the closure of this facility have been disclosed separately since these costs were not allocated to a reportable segment in management’s internal reporting. During the quarter ended March 31, 2005, the Company recorded additional expenses of $96 and made payments of approximately $600 primarily for severance and retention bonuses. All costs have been paid as of December 31, 2005.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2006	2005
Revenues(1)
North America(2)	$247,206	$156,054
Europe(3)	35,109	23,580
Asia	3,164	2,047

Total	$285,479	$181,681

	As of March 31, 2006	As of December 31, 2005
Long-lived Assets(4)
North America	$34,803	$34,956
Europe	6,890	6,850
Asia(5)	153,957	139,676

Total	$195,650	$181,482

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes revenue from operations in United Kingdom of $27,230 and $17,763 in 2006 and 2005, respectively.

(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.

(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

No customer accounted for revenues in excess of 10% of total revenues for the quarter ended March 31, 2006. One customer, JPMorgan Chase, accounted for more than 10% of revenues during the quarter ended March 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three months ended March 31, 2006, our revenue increased to $285.5 million compared to $181.7 million during the three months ended March 31, 2005. Net income, increased to $47.2 million or $0.32 per diluted share, which included stock-based compensation expense, net of tax, of approximately $6.3 million or $0.04 per diluted share, during the three months ended March 31, 2006 compared to $32.0 million or $0.22 per diluted share during the three months ended March 31, 2005. The key drivers of our revenue growth during the quarter ended March 31, 2006 were as follows:

•	strong performance of our Financial Services, Healthcare and Other segments, which had revenue growth of approximately 51%, 77% and 103%, respectively, for the quarter as compared to the quarter ended March 31, 2005;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions; and

•	increased penetration at existing customers, including strategic customers.

During 2005 and in the first quarter of 2006, we saw increasing demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives, complex systems development engagements, testing, customer relationship management (CRM), enterprise resource planning (ERP), data warehousing and business intelligence. We finished the quarter with approximately 260 active clients compared to 233 as of March 31, 2005. During the quarter, we added 5 strategic clients to bring the total number of our strategic clients to 72. We define a strategic client as one offering the potential to generate between $5.0 million and $40.0 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 30% and 42%, respectively, of our total revenues in 2006 as compared to approximately 35% and 47%, respectively, for the quarter ended March 31, 2005. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to trend down over time.

In Europe, we continue to see growth in the UK market and we are starting to see signs of increased demand in continental Europe. During the quarter ended March 31, 2006, our revenue from European customers increased by approximately 49% to approximately $35.1 million compared to approximately $23.6 million in the quarter ended March 31, 2005. For the quarter ended March 31, 2006, revenue from Europe, excluding the UK, increased by approximately $2.1 million or approximately 35.5% from approximately $5.8 million in the quarter ended March 31, 2005 to approximately $7.9 million. Continental Europe will continue to be an area of heavy investment for us in 2006 as we see this area as a growth opportunity for the long-term.

Our operating margin decreased to approximately 18.6% for the quarter ended March 31, 2006 compared to 20.5% for the quarter ended March 31, 2005. Excluding stock-based compensation costs of approximately $7.6 million, operating margin for the quarter ended March 31, 2006 was approximately 21.3%. This was greater than our historic targeted operating margin range, excluding stock-based compensation costs, of 19% to 20% of total revenues. Historically, we have invested the profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise, (ii) training our technical staff in a broader range of IT service offerings, (iii) strengthening our business analytic capabilities, (iv) strengthening and expanding our portfolio of services,

(v) continuing to expand our geographic presence for both sales and delivery, and (vi) recognizing and rewarding exceptional performance by our employees. In addition, we maintain a deep bench of resources, trained in a broad range of service offerings, in order to be well positioned to respond to our customer requests to take on additional projects. This also has an effect of reducing our operating margins and lowering our utilization levels. For the year ending December 31, 2006, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

We finished the quarter with total headcount of approximately 26,750, an increase of approximately 9,700 over the total headcount at March 31, 2005. The increase in the number of our technical personnel and related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2006. Annualized turnover, including both voluntary and involuntary, was approximately 11% during the quarter ended March 31, 2006. The majority of our turnover occurs in India, resulting in on-site annualized attrition rates below the global rate. In addition, attrition is weighted toward the more junior members of our staff.

We are continuing with our strategy of moving from leased facilities to owned facilities as a way of reducing overall operating costs. We recently expanded our plans to construct additional fully-owned development centers to now include over 1.7 million square feet as compared to previous plans, announced in October 2004, to add 900,000 square feet of space. The 1.7 million square feet of facilities will be located in Chennai, Pune, Kolkata, Hyderabad and Bangalore, India. The total construction expenditure related to this expanded program is estimated to be approximately $140 million, an increase of approximately $64 million when compared to the expansion program announced in October 2004, which we expect to fund primarily from current operations.

At March 31, 2006, we had cash and cash equivalents and short-term investments of $422.5 million. Further, we had no third party debt and working capital of approximately $570.3 million; accordingly, we do not anticipate any near-term liquidity issues.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are recognized in net income in the periods after the date of adoption. Pre-tax stock-based compensation costs of $7.6 million have been recorded for the three months ended March 31, 2006. In accordance with the modified prospective method of adoption under SFAS No. 123R, prior period financial statements have not been restated to reflect stock-based compensation costs. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts will differ from the estimates used in the preparation of the accompanying consolidated financial statements. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

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

Stock-Based Compensation. Effective January 1, 2006, we account for stock-based awards in accordance with the fair value recognition provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. In addition, judgment is also required in estimating the income tax benefits related to the stock-based awards and the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. On March 31, 2006, the tax holiday expired for an additional STP; however, we do not expect the incremental Indian taxes due on the operating profits of this STP to have a significant effect on our 2006 effective income tax rate as we anticipate the percentage of Indian earnings subject to the tax holiday in India will increase as a percentage of total Indian earnings in 2006. In anticipation of the complete phase out of the tax holidays in March 2009, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2009 from our existing STPs will be fully taxable at the Indian statutory rate (currently 33.66%) in effect at such time.

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of March 31, 2006, our goodwill balance was approximately $18.3 million.

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

Risks. Most of our IT development centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our independent auditor to provide us with an unqualified report as to the adequacy of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Item 1A. “Risk Factors”.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended March 31:

(Dollars in thousands)

	2006	% of Revenues	2005	% of Revenues	Increase	% Increase
Revenues	$285,479	100.0%	$181,681	100.0%	$103,798	57.1%
Cost of revenues (1)	158,588	55.6	97,994	53.9	60,594	61.8

Gross profit	126,891	44.4	83,687	46.1	43,204	51.6
Selling, general and administrative(2)	66,705	23.4	41,410	22.8	25,295	61.1
Depreciation and amortization	7,030	2.4	5,090	2.8	1,940	38.1

Income from operations	53,156	18.6	37,187	20.5	15,969	42.9

Other income (expense), net	3,396		1,716		1,680	97.9
Provision for income taxes	9,388		6,925		2,463	35.6

Net income	$47,164	16.5%	$31,978	17.6%	15,186	47.5

(1)	Includes stock-based compensation expense for the three months ended March 31, 2006 of $3,147.

(2)	Includes stock-based compensation expense for the three months ended March 31, 2006 of $4,455.

The following table includes non-GAAP financial measures, namely gross profit on a non-GAAP basis and income from operations on a non-GAAP basis, in each case excluding the impact of stock-based compensation resulting from the adoption of SFAS No. 123R. The table also includes reconciliations of gross profit and income from operations presented in accordance with U.S. generally accepted accounting principles to these non-GAAP measures. Management believes that the presentation of these non-GAAP financial measures provides useful information to investors because our statement of operations for the three months ended March 31, 2005 did not reflect the impact of the adoption of SFAS No. 123R and, therefore, the presentation of the non-GAAP financial measures enhances investors’ ability to make period to period comparisons of our operating results. A reconciliation of gross profit and income from operations as reported and non-GAAP gross profit and non-GAAP income from operations excluding stock-based compensation expense is as follows for the three months ended:

	March 31, 2006	% of Revenues
Gross profit, as reported	$126,891	44.4%
Add: Stock-based compensation expense	3,147	1.2

Non-GAAP gross profit, excluding stock-based compensation expense	$130,038	45.6%

Income from operations, as reported	$53,156	18.6%
Add: Stock-based compensation expense	7,602	2.7

Non-GAAP income from operations, excluding stock-based compensation expense	$60,758	21.3%

Revenue. Revenue increased by 57.1%, or approximately $103.8 million, from approximately $181.7 million during the three months ended March 31, 2005 to approximately $285.5 million during the three months ended March 31, 2006. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, our expanding range of service offerings which allowed us to access a larger share of our customers’ IT budgets, continued strength in our customers’ discretionary spending, increased revenue from existing customers and revenue from new customers added since March 31, 2005, including the acquisition of Fathom. We had approximately 260 active clients as of March 31, 2006 as compared to 233 active clients as of March 31, 2005. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $46.1 million and $27.2 million, respectively, of $103.8 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 66% and 49%, respectively, compared to the quarter ended March 31, 2005 and represented approximately 51% and 49%, respectively, of total revenues for the quarter ended March 31, 2006. No customer accounted for sales in excess of 10% of revenues during the quarter ended March 31, 2006. JPMorgan Chase accounted for more than 10% of our revenues during the quarter ended March 31, 2005.

Gross Profit. Our cost of revenues consists primarily of the cost of salaries, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, and the cost of sales commissions related to revenues. Our cost of revenues increased by 61.8%, or approximately $60.6 million, from approximately $98.0 million during the three months ended March 31, 2005 to approximately $158.6 million during the three months ended March 31, 2006. The increase was due primarily to higher compensation costs from the increase in the number of our technical professionals and the inclusion in 2006 of stock-based compensation expense of approximately $3.1 million. The increased number of our technical professionals is a direct result of greater demand for our services. Our gross profit increased by 51.6%, or approximately $43.2 million, from approximately $83.7 million during the three months ended March 31, 2005 to approximately $126.9 million during the three months ended March 31, 2006.

Gross profit margin decreased from 46.1% of revenues during the three months ended March 31, 2005 to 44.4% of revenues during the three months ended March 31, 2006. The decrease in gross profit margin was due primarily to the inclusion of stock-based compensation expense in our 2006 operating results. Excluding stock-based compensation expense, gross profit margin for the three months ended March 31, 2006 was 45.6% of revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 58.6%, or approximately $27.2 million, from approximately $46.5 million during the three months ended March 31, 2005 to approximately $73.7 million during the three months ended March 31, 2006, and increased as a percentage of revenue from 25.6% to 25.8%. The percentage increase in such expenses was primarily due to stock-based compensation expense of approximately $4.5 million recorded in the three months ended March 31, 2006, offset, in part, by our growing economies of scale.

Income from Operations. Income from operations increased 42.9%, or approximately $16.0 million, from approximately $37.2 million during the three months ended March 31, 2005 to approximately $53.2 million during the three months ended March 31, 2006, representing operating margins of 20.5% and 18.6% of revenues, respectively. The decrease in operating margin was due primarily to stock-based compensation expense of approximately $7.6 million recorded in the three months ended March 31, 2006, offset, in part, by the leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years. Excluding stock-based compensation expense, operating margin for the three months ended March 31, 2006 was 21.3% of revenues. The increase in operating margin, excluding stock-based compensation costs, was driven by leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency transaction gains or losses. Interest income increased from $1.8 million during the three months ended March 31, 2005 to approximately $3.4 million during the three months ended March 31, 2006 due primarily to higher invested global cash balances as well as an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $6.9 million during the three months ended March 31, 2005 to approximately $9.4 million during the three months ended March 31, 2006. The effective tax rate of 17.8% for the three months ended March 31, 2005 decreased to 16.6% for the three months ended March 31, 2006 primarily due to the our overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday.

Net Income. Net income increased from approximately $32.0 million for the three months ended March 31, 2005 to approximately $47. 2 million for the three months ended March 31, 2006, representing 17.6% and 16.5% of revenues, respectively. The decrease in net income as a percentage of revenues compared to the prior period was primarily due to the stock-based compensation expense recorded for the three months ended March 31, 2006, offset, in part, by the decrease in the overall effective income tax rate in 2006.

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

The Company’s chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense is not allocated to individual segments in internal management reports used by the chief decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the total income from operations.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the quarters ended March 31, 2006 and 2005 are as follows:

(Dollars in thousands)

	March 31, 2006	March 31, 2005	Increase	%
Revenues:
Financial services	$135,845	$89,714	$46,131	51.4%
Healthcare	62,505	35,275	27,230	77.2
Manufacturing/retail/logistics	44,995	35,936	9,059	25.2
Other	42,134	20,756	21,378	103.0

Total revenues	$285,479	$181,681	$103,798	57.1

Segment Operating Profit:
Financial services	$49,634	$31,332	$18,302	58.4%
Healthcare	26,854	14,077	12,777	90.8
Manufacturing/retail/logistics	16,066	11,974	4,092	34.2
Other	15,535	7,623	7,912	103.8

Total segment operating profit	$108,089	$65,006	$43,083	66.3

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Financial Services Segment

Revenue. Revenue increased by 51.4%, or approximately $46.1 million, from approximately $89.7 million during the three months ended March 31, 2005 to approximately $135.8 million during the three months ended March 31, 2006. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as a significant number of new customers and acceptance of our expanded portfolio of services. Within the segment, growth was particularly strong among our insurance customers, where we saw strong growth from both existing customers as well as new customers won since the first quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 58.4%, or approximately $18.3 million, from approximately $31.3 million during the three months ended March 31, 2005 to approximately $49.6 million during the three months ended March 31, 2006. The increase in segment operating profit was attributable primarily to increased revenues and achieving continued leverage on prior sales and marketing investments.

Healthcare Segment

Revenue. Revenue increased by 77.2%, or approximately $27.2 million, from approximately $35.3 million during the three months ended March 31, 2005 to approximately $62.5 million during the three months ended March 31, 2006. The increase in revenue was primarily driven by continued expansion of existing customer relationships, particularly our life sciences customers, as well as a significant number of new customers and acceptance of our expanded portfolio of services. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 90.8%, or approximately $12.8 million, from approximately $14.1 million during the three months ended March 31, 2005 to approximately $26.9 million during the three months ended March 31, 2006. The increase in segment operating profit was attributable primarily to increased revenues and achieving continued leverage on prior sales and marketing investments.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 25.2%, or approximately $9.1 million, from approximately $35.9 million during the three months ended March 31, 2005 to approximately $45.0 million during the three months ended March 31, 2006. The increase in revenue within the manufacturing, logistics and retail groups was primarily driven by continued expansion of existing customer relationships as well as a significant number of new customers and acceptance of our expanded portfolio of services. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 34.2%, or approximately $4.1 million, from approximately $12.0 million during the three months ended March 31, 2005 to approximately $16.1 million during the three months ended March 31, 2006. The increase in segment operating profit was attributable primarily to increased revenues and achieving continued leverage on prior sales and marketing investments.

Other Segment

Revenue. Revenue increased by 103.0%, or approximately $21.4 million, from approximately $20.8 million during the three months ended March 31, 2005 to approximately $42.1 million during the three months ended March 31, 2006. The increase in revenue was partially due to the acquisition of Fathom in the second quarter of 2005 as well as the continued expansion of existing customer relationships and a significant number of new customers, particularly media and new technology customers, and acceptance of our expanded portfolio of services. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 103.8%, or approximately $7.9 million from approximately $7.6 million during the three months ended March 31, 2005 to approximately $15.5 million during the three months ended March 31, 2006. The increase in segment operating profit was attributable primarily to increased revenues, including the acquisition of Fathom, and achieving continued leverage on prior sales and marketing investments.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents and short-term investments of approximately $422.5 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of March 31, 2006, we had no third party debt and had working capital of approximately $570.3 million as compared to working capital of approximately $509.6 million, with no third party debt, as of December 31, 2005. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash used in operating activities was approximately $3.9 million during the three months ended March 31, 2006 as compared to cash used in operations of approximately $0.4 million during the three months ended March 31, 2005. The decrease is primarily attributed to the reclassification of excess tax benefits on stock option exercises from operating activities to financing activities of approximately $9.1 million in 2006 as required by SFAS No. 123R and the increase in accounts receivables and unbilled receivables, partially offset by the increase in net income in 2006. Beginning in 2006, income tax benefits generated on exercise of employee stock options in excess of the stock-based compensation costs for the exercised options are required to be reported as an inflow from financing activities. In 2005, this portion of the tax benefit on employee stock option exercise was reported as a cash inflow from operating activities. Trade accounts receivable increased from approximately $154.0 million at December 31, 2005 to approximately $184.3 million at March 31, 2006. Unbilled accounts receivable increased from approximately $22.7 million at December 31, 2005 to approximately $33.3 million at March 31, 2006. The increase in trade accounts receivable and unbilled receivables as of March 31, 2006 was due primarily to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At March 31, 2006, our days of sales outstanding, including unbilled receivables, was approximately 69 days as compared to 65 days at March 31, 2005.

Our investing activities used net cash of approximately $50.7 million during the three months ended March 31, 2006 as compared to $34.5 million during the three months ended March 31, 2005. The increase in net cash used in investing activities primarily relates to greater investment in 2006 to expand our offshore IT development centers and increased investment of excess cash generated from operations to achieve a higher return on invested balances.

Our financing activities provided net cash of approximately $22.7 million during the three months ended March 31, 2006 as compared to $11.2 million during the three months ended March 31, 2005. The increase relates to a higher level of cash proceeds from the exercise of stock options and employee purchases of stock and the classification in 2006 of excess tax benefits on employee stock option exercises of approximately $9.1 million in financing activities as required by SFAS No. 123R.

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

During July 2004, we entered into a foreign currency forward contract, with a six-month term and notional amount of $12.5 million, to sell the Indian Rupee for U.S. dollars which was settled in January 2005. We entered into this forward contract to manage a portion of our foreign currency risk related to Indian Rupee denominated asset balances, primarily cash investments, at our Indian subsidiary, Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of Cognizant India’s financial statements into its functional currency, the U.S. dollar. Our objective was to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above. The forward contract was marked to market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on our consolidated statements of operations and comprehensive income.

Other than the aforementioned forward contract, we have not engaged in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Commitments and Contingencies

We have expanded our plans to construct additional fully-owned IT development centers to now include over 1.7 million square feet of space as compared to previous plans, announced in October 2004, to add 900,000 square feet of space. The 1.7 million square feet of facilities will be located in Chennai, Pune, Kolkata, Hyderabad and Bangalore, India. As of March 31, 2006, we have entered into fixed capital commitments of approximately $74 million related to this India development center expansion program, of which approximately $57 million has been spent to date.

In connection with the acquisition of substantially all the assets of Fathom, additional purchase price, not to exceed $16.0 million, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007.

Contingent purchase price payments relating to acquisitions are recorded when the contingencies are resolved. The contingent consideration, if paid, will be recorded as an additional element of the cost of the acquired company. Any additional payments relating to the achievement of post-acquisition financial and operating targets are expected to be funded by cash flows from operations.

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

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Item 1A. “Risk Factors”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian Rupee. Accordingly, we periodically evaluate the need for hedging strategies to mitigate the effect of foreign currency fluctuations. During July 2004, we entered into a foreign currency forward contract, with a six-month term and notional amount of $12.5 million, to sell the Indian Rupee for U.S. dollars, which was settled in January 2005. We may continue to enter into such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. Other than the aforementioned forward contract, we have not engaged in hedging activities nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of March 31, 2006, we had approximately $422.5 million of cash and cash equivalents and short-term investments which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the first quarter of 2006, we implemented a new accounting system resulting in a material change in internal controls. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors. We expect that the evaluation of the operating effectiveness of related key controls will be completed in the third quarter. Other than the changes related to this new system, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to continue to develop and expand our offshore facilities in India where, as of March 31, 2006, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

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

As of March 31, 2006, we had contractual commitments of approximately $17 million related to capital expenditures on construction or expansion of our development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions may increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 13% of our revenues for the year ended December 31, 2005 and for the three months ended March 31, 2006. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

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

The IT services market is characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the IT services market. We cannot assure you that we will be successful in developing new services addressing evolving technologies on a timely or cost-effective basis or, if these services are developed, that we will be successful in the marketplace. In addition, we cannot assure you that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

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

Our future success will depend to a significant extent on our ability to attract, train and retain highly skilled IT development professionals. In particular, we need to attract, train and retain project managers, IT engineers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the United States and India with the advanced technological skills necessary to perform the services we offer. We have subcontracted, to a limited extent in the past, and may do so in the future, with other service providers in order to meet our obligations to our customers. Our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain technical personnel with the skills that keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. Further, we must train and manage our growing work force, requiring an increase in the level of responsibility for both existing and new management personnel. We cannot assure you that the management skills and systems currently in place will be adequate or that we will be able to train and assimilate new employees successfully. Our failure to attract, train and retain current or future employees could have a material adverse effect on our business, results of operations and financial condition.

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

The H-1 B visa classification enables United States employers to hire qualified foreign workers in positions which require an education at least equal to a Baccalaureate Degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1 B visa usually permits an individual to work and live in the United States for a period of up to six years. There is a limit on the number of new H-1 B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service) may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1 B visas necessary to bring foreign employees to the United States. In the current federal fiscal year, the limit is 65,000. The FY 2006 cap was reached on August 10, 2005. We can currently apply for H-1B’s against the FY 2007 cap, for work starting October 1, 2006. The FY 2007 cap has not yet been reached but may be reached in the summer of 2006. However, as a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1 B visa classification. Higher users of the H-1 B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1 B classification may result in a ban on future use of the H-1 B program.

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

In addition to immigration restrictions in the United States, there are certain restrictions on transferring our employees to work in the United Kingdom, where we have experienced significant growth. The United Kingdom requires that employees who are not nationals of the European Economic Area (EEA), which includes nationals of all European Union countries plus Iceland, Norway, Liechtenstein and Switzerland, to obtain an intra-company transfer work permit before beginning to perform work. Under the work permit regulations, in order for us to transfer our non-EEA employees to the United Kingdom, we must demonstrate that the employee had been employed by us for at least six months prior to the transfer and that the position in the United Kingdom requires someone with either: (1) a United Kingdom degree level qualification; or (2) a Higher National Diploma (HND) level occupational qualification which entitles a person to do a specific job; or (3) a general HND level qualification plus one year’s work experience doing the type of job for which the work permit is sought; or (4) at least three years’ high-level specialist skills acquired through doing the type of job for which the work permit is sought. These restrictions restrain our ability to add the skilled professionals we need for our operations in Europe, and could have an adverse affect on our international strategy to expand our presence in Europe. As a result, the work permit legislation in the United Kingdom could have a material adverse effect on our business, results of operations and financial condition.

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

Approximately 87% of our revenue during the year ended December 31, 2005 and during the three months ended March 31, 2006, was derived from customers located in the United States. In the event of an economic slowdown, our customers may delay or reduce their IT spending significantly, which may in turn lower the demand for our services and could have a material adverse affect on our financial results. Further, hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States could cause customers in the United States to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of March 31, 2006, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

Effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas,” we no longer accrue incremental United States taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent on repatriating Indian earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income rate in 2006. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

A significant portion of our projects are on a fixed-price basis, subjecting us to the risks associated with cost over-runs and operating cost inflation.

We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price contracts accounting for approximately 25% of our revenues for the year ended December 31, 2005 and approximately 26% of our revenues for the three months ended March 31, 2006. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. We bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers generated approximately 34% of our revenues in the year ended December 31, 2005 and approximately 30% of our revenues in the three months ended March 31, 2006. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

We historically have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

•	the number, timing, scope and contractual terms of IT development and maintenance projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects; and

•	general economic conditions.

In addition, our future revenues, operating results and margins may fluctuate as a result of:

•	changes in pricing in response to customer demand and competitive pressures;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates;

•	the timing of collection of accounts receivable;

•	changes in domestic and international income tax rates and regulations; and

•	changes to levels and types of equity-based compensation awards and assumptions used to determine the fair value of such awards.

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

For the year ended December 31, 2005, we had a gross margin of 45.8% and operating margin of 20.1%, compared to a gross margin of 45.5% and operating margin of 20.0% for the year ended December 31, 2004. Our gross margin was 44.4% and operating margin was 18.6% for the three months ended March 31, 2006. These margins have declined as a result of the adoption of SFAS 123R, which required us to record stock compensation effective January 1, 2006. They may decline further if we experience declines in demand and pricing for our services. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number of stock options issued and the assumptions used in the stock option pricing model may change resulting in increased stock option expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure and obtaining price increases and have been issuing a lower number of options than in earlier years, we cannot assure you that we will be able to continue to do so in the future.

Liability claims for damages caused by disclosure of confidential information or system failures could have a material adverse effect on our business.

Many of our engagements involve projects that are critical to the operations of our customers’ businesses and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit by contract our liability for damages arising from negligent acts, errors, mistakes or omissions in rendering our IT development and maintenance services, we cannot assure you that any contractual limitations on liability will be enforceable in all instances or will otherwise protect us from liability for damages.

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

We entered into a Distribution Agreement, dated January 7, 2003, with IMS Health, the Distribution Agreement, that provides, among other things, that IMS Health and we will comply with, and not take any action during the relevant time period that is inconsistent with, the representations made to and relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding United States federal income tax consequences of the exchange offer. In addition, pursuant to the Distribution Agreement, we agreed to indemnify IMS Health for any tax liability to which they may be subject as a result of the exchange offer but only to the extent that such tax liability resulted solely from a breach of the representations that we made and were relied upon by McDermott, Will & Emery in connection with rendering its opinion regarding the United States federal income tax consequences of the exchange offer. If we breach any of our representations in connection with the Distribution Agreement, the related indemnification liability could have a material adverse effect on our results of operations, financial position and cash flows.

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

Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. While we generally require the selling party to indemnify us for any and all liabilities associated with such liabilities, if for any reason the seller does not perform their indemnification obligation, we may be held responsible for such liabilities. The discovery of any material liabilities associated with our acquisitions for which we are unable to receive indemnification for could harm our operating results.

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

Provisions in our charter and by-laws, each as amended, our stockholders’ rights plan and Delaware General Corporate Law, or DGCL, may have the effect of deterring unsolicited takeover proposals or delaying or preventing changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these documents and provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares of preferred stock. Our charter provides for a classified board of directors, which will prevent a change of control of our board of directors at a single meeting of stockholders. The prohibition of our stockholders’ ability to act by written consent and to call a special meeting will delay stockholder actions until annual meetings or until a special meeting is called by our chairman or chief executive officer or our board of directors. The supermajority-voting requirement for specified amendments to our charter and by-laws allows a minority of our stockholders to block those amendments. The DGCL also contains provisions preventing stockholders from engaging in business combinations with us, subject to certain exceptions. These provisions could also discourage bids for our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.

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

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: May 9, 2006	By:	/s/ Lakshmi Narayanan
Lakshmi Narayanan,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2006	By:	/s/ Gordon Coburn
Gordon Coburn,
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)