Form 10-Q
period 2006-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2006-08-09
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 1, 2006:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	140,900,833

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

(Unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$336,836	$211,711	$622,315	$393,392
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	188,320	117,768	346,908	215,762
Selling, general and administrative expenses	80,044	46,126	146,749	87,536
Depreciation and amortization expense	7,801	5,449	14,831	10,539

Income from operations	60,671	42,368	113,827	79,555

Other income (expense), net:
Interest income	3,853	2,061	7,290	3,901
Other income (expense) – net	1,508	(595)	1,467	(719)

Total other income (expense), net	5,361	1,466	8,757	3,182

Income before provision for income taxes	66,032	43,834	122,584	82,737
Provision for income taxes	10,961	7,802	20,349	14,727

Net income	$55,071	$36,032	$102,235	$68,010

Basic earnings per share	$0.39	$0.27	$0.73	$0.50

Diluted earnings per share	$0.37	$0.25	$0.68	$0.47

Weighted average number of common shares outstanding – Basic	140,542	135,687	140,103	135,086

Dilutive effect of shares issuable as of period-end under stock option plans	9,951	10,867	9,821	11,101

Weighted average number of common shares outstanding – Diluted	150,493	146,554	149,924	146,187

Comprehensive income:
Net income	$55,071	$36,032	$102,235	$68,010
Foreign currency translation adjustments	4,218	(3,528)	4,940	(5,109)

Total comprehensive income	$59,289	$32,504	$107,175	$62,901

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$203,105	$196,938
Short-term investments	265,095	227,063
Trade accounts receivable, net of allowance of $2,962 and $2,325, respectively	227,985	153,971
Unbilled accounts receivable	38,274	22,725
Deferred income tax assets, net	50,833	42,752
Other current assets	26,298	19,974

Total current assets	811,590	663,423
Property and equipment, net of accumulated depreciation of $78,506 and $64,736, respectively	179,277	146,982
Goodwill	18,430	18,223
Other intangible assets, net	15,414	16,277
Deferred income tax assets, net	10,779	17,247
Other assets	10,576	7,741

Total assets	$1,046,066	$869,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,871	$16,420
Accrued expenses and other current liabilities	144,449	137,375

Total current liabilities	169,320	153,795
Other noncurrent liabilities	2,553	1,953

Total liabilities	171,873	155,748

Commitments and Contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 and 325,000 shares authorized, 140,886 and 139,346 shares issued and outstanding, at June 30, 2006 and December 31, 2005, respectively	1,409	1,393
Additional paid-in-capital	346,006	293,149
Retained earnings	519,717	417,482
Accumulated other comprehensive income	7,061	2,121

Total stockholders’ equity	874,193	714,145

Total liabilities and stockholders’ equity	$1,046,066	$869,893

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$102,235	$68,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,831	10,539
Provision for doubtful accounts	847	716
Deferred income taxes	(1,613)	(11,484)
Stock-based compensation expense	14,371	—
Tax benefit related to stock option exercises	1,067	21,025
Changes in assets and liabilities:
Trade accounts receivable	(74,209)	(43,141)
Other current assets	(21,028)	(10,762)
Other assets	(2,742)	(577)
Accounts payable	6,973	695
Accrued and other liabilities	6,940	(4,360)

Net cash provided by operating activities	47,672	30,661

Cash flows from investing activities:
Purchases of property and equipment	(44,989)	(22,352)
Purchases of short-term investments	(186,899)	(108,548)
Proceeds from maturity or sale of short-term investments	148,867	75,881
Acquisition, net of cash acquired	—	(15,290)

Net cash used in investing activities	(83,021)	(70,309)

Cash flows from financing activities:
Proceeds from issued shares	22,872	23,011
Excess tax benefit on stock option exercises	14,563	—

Cash flows provided by financing activities	37,435	23,011

Effect of currency translation on cash and cash equivalents	4,081	(2,536)

Increase (decrease) in cash and cash equivalents	6,167	(19,173)
Cash and cash equivalents, beginning of year	196,938	199,296

Cash and cash equivalents, end of period	$203,105	$180,123

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

Note 2 — Revenue Recognition

The Company’s services are entered into on either a time-and-materials or fixed-price basis. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the service is performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s cost to date bears to the total estimated cost (cost to cost method). Revenues related to fixed-priced contracts that provide solely for application maintenance services are recognized on a straight-line basis or as services are rendered or transactions processed in accordance with contractual terms. Expenses are recorded as incurred over the contract period. Volume discounts, if any, are recorded as a reduction of revenue over the contract period as services are provided.

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

Note 3 — Capital Stock

On June 13, 2006, the Company’s stockholders approved amendments to: (1) the Restated Certificate of Incorporation to increase the maximum number of authorized shares of the Company’s capital stock, all classes, from 340,000,000 shares, consisting of (i) 325,000,000 shares of Class A common stock, and (ii) 15,000,000 shares of preferred stock, to 515,000,000 shares, consisting of (x) 500,000,000 shares of Class A common stock, and (y) 15,000,000 shares of preferred stock and (2) the 1999 Incentive Compensation Plan, as amended (the “Incentive Plan”) and the Key Employees’ Stock Option Plan, as amended (the “Key Employees Plan”) to (i) increase the maximum number of shares of Class A common stock reserved for issuance under the Incentive Plan from 37,500,000 to 38,261,580 shares and thereby reserve an additional 761,580 shares of Class A common stock for issuance and (ii) decrease the maximum number of shares of Class A common stock reserved for issuance under the Key Employees Plan by 761,580 from 8,385,000 to 7,623,420 shares.

As a result of the aforementioned amendments to the Incentive Plan and Key Employees Plan, the total number of shares available for issuance under the Company’s stock-based compensation plans remains unchanged and there are no more shares available for future grants under the Key Employees Plan.

Note 4 — Stock-Based Compensation Plans

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

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method to account for its employee stock option plans and employee stock purchase plan in accordance with the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (“APB No. 25”), as allowed by SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Accordingly, no stock-based employee compensation cost was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. In accordance with the transitional provisions of SFAS 123R, operating results for 2005 have not been restated. The Company historically reported pro forma results under the disclosure-only provisions of SFAS No. 123.

The Company has three stock option plans (“Option Plans”):

•	The Incentive Plan provides for grants up to 38,261,580 shares to eligible employees and non-employee directors. All options granted under the Incentive Plan are exercisable into one (1) share of the Company’s Class A common stock, have a life of ten years, vest proportionally over four years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the date of grant. Stock-based compensation expense for Incentive Plan grants is recognized on a straight-line basis over the requisite service period.

•	The Key Employees Plan provides for the grant of up to 7,623,420 stock options (each option exercisable into one (1) share of the Company’s Class A common stock) to eligible employees. Options granted under this plan may not be granted at an exercise price less than the fair market value of the underlying shares on the date of grant. These options have a life of ten years, vest proportionally over four years and have an exercise price equal to the fair market value of the common stock on the grant date. Stock-based compensation expense for Key Employees Plan grants is recognized on a straight-line basis over the requisite service period. Effective June 13, 2006, there are no shares available for future grant and as such no further grants will be made under the Key Employees Plan.

•	The Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) provides for the grant of up to 858,000 stock options (each option exercisable into one (1) share of the Company’s Class A common stock) to eligible directors. Options granted under this plan may not be granted at an exercise price less than fair market value of the underlying shares on the date of grant. These options have a life of ten years, vest proportionally over two years and have an exercise price equal to the fair market value of the common stock on the grant date. Stock-based compensation expense for Non-Employee Directors’ Plan grants is recognized on a straight-line basis over the requisite service period.

In addition to the Option Plans, the Company maintains the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) that provides for the issuance of up to 3,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis.

The Company currently utilizes authorized, available shares to satisfy stock option exercises under its Option Plans and issuances under its Purchase Plan. During the three and six months ended June 30, 2006, stock-based compensation expense and related income tax benefits reflected in the Company’s operating results were $6,769 and $14,371, respectively, and $1,380 and $2,689, respectively. The allocation of stock-based compensation expense between cost of revenues and selling, general and administrative expenses was as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenues	$3,332	$6,479
Selling, general and administrative expenses	3,437	7,892

Total stock-based compensation expense	$6,769	$14,371

The effect of adopting SFAS No. 123R on selected reported items as compared to amounts that would have been reported under APB No. 25, including changes to the geographic mix of taxable income attributed to the adoption of SFAS No. 123R resulting in decreased tax benefits of $538 and $714 as compared to our reported results for the three and six months ended June 30, 2006, is presented in the following table:

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
	(Decrease)/Increase	(Decrease)/Increase
Income before provision for income taxes	$(6,769)	$(14,371)
Net income	$(5,927)	$(12,396)
Net cash used in operating activities	$(5,483)	$(14,563)
Net cash provided by financing activities	$5,483	$14,563
Basic earnings per share	$(0.04)	$(0.09)
Diluted earnings per share	$(0.04)	$(0.09)

A summary of changes in the Option Plans for the six months ended June 30, 2006 is as follows:

	Number of Options	Weighted Average Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	15,557,055	$13.29
Granted	1,136,550	$56.30
Exercised	(1,342,157)	$9.79
Cancelled	(205,033)	$25.64
Expired	(2,100)	$33.85

Outstanding at June 30, 2006	15,144,315	$16.66	6.41	$767,961

Exercisable at June 30, 2006	9,513,858	$9.29	5.47	$552,595

As of June 30, 2006, the total remaining unrecognized stock-based compensation cost related to non-vested stock options expected to vest amounted to $47,219, which will be amortized over the weighted-average remaining requisite service period of 1.91 years. At June 30, 2006, the Company has 2,334,698 and 2,198,495 shares available for future stock option grants and issuances under the Option Plans and Purchase Plan, respectively.

Other information pertaining to option activity during the three and six months ended June 30, 2006 and 2005 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Total fair value of options vested	$6,461	$3,903	$21,414	$11,741
Total intrinsic value of options exercised	$22,757	$45,652	$65,511	$80,743

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for periods ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$36,032	$68,010
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined using the fair value-based method for all awards, net of related tax effects	(4,406)	(9,530)

Pro Forma net earnings	$31,626	$58,480

Earning per share:
Basic-as reported	$0.27	$0.50
Basic-pro forma	$0.23	$0.43
Diluted-as reported	$0.25	$0.47
Diluted-pro forma	$0.22	$0.40

The fair value of each stock option was estimated on the date of grant using a Black-Scholes option-pricing model. For the three and six months ended June 30, 2006, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. For the three and six months ended June 30, 2005, expected volatility was based on historical volatility of the Company’s Class A common stock and the expected term was based on historical employee exercise behavior. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The Black-Scholes model also incorporates forfeiture assumptions based on an analysis of historical data. The Company does not pay dividends.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Weighted average volatility factor:
Option Plans	34.80%	45.19%	35.55%	45.20%
Purchase Plan	32.03%	45.95%	33.17%	45.99%
Weighted average expected life (in years):
Option Plans	5.19	4.0	5.21	4.0
Purchase Plan	0.25	0.25	0.25	0.25
Weighted average risk-free interest rate:
Option Plans	5.06%	3.75%	4.80%	3.70%
Purchase Plan	4.80%	2.53%	4.42%	2.42%
Weighted average fair value:
Option Plans	$23.73	$16.93	$22.63	$16.41
Purchase Plan	$10.03	$8.90	$9.33	$8.47

During the three and six months ended June 30, 2006, the Company issued 92,340 and 197,370 shares of Class A common stock, respectively, under the Purchase Plan with a total vested fair value of approximately $926 and $1,841, respectively.

Note 5 – Short-term Investments

The following is a summary of short-term investments:

	June 30, 2006	December 31, 2005
Auction rate securities	$260,325	$219,425
Other	4,770	7,638

Total short-term investments	$265,095	$227,063

The carrying value of our short-term investments approximated fair value as of June 30, 2006 and December 31, 2005. Realized gains or losses, if any, on these investments were insignificant for the periods presented.

Note 6 — Income Taxes

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 2009. On March 31, 2006, the tax holiday expired for a second STP. The incremental Indian taxes related to the taxable STPs have been incorporated into the Company’s effective income tax rate for 2006. The effective tax rate of 17.8% for the three and six months ended June 30, 2005 decreased to 16.6% for the three and six months ended June 30, 2006 primarily due to the Company’s overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday. The principal difference between the effective income tax rates for the 2006 and 2005 periods and the United States federal statutory rate is the effect of the tax holiday in India.

Note 7 — Commitments and Contingencies

In February 2006, the Company expanded its plans to construct additional fully-owned development centers to now include over 1,700,000 square feet as compared to previous plans, announced in October 2004, to add 900,000 square feet of space. The 1,700,000 square feet of facilities will be located in Chennai, Pune, Kolkata, Hyderabad and Bangalore, India. The total construction expenditure related to this expanded program is estimated to be approximately $140,000, an increase of approximately $64,000 when compared to the expansion program announced in October 2004. As of June 30, 2006, the Company has entered into fixed capital commitments of approximately $87,000 related to this India development center expansion program, of which approximately $77,000 has been spent to date.

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

The Company’s chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the Company’s development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense is not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the total income from operations of the Company. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Financial services	$162,597	$103,912	$298,442	$193,626
Healthcare	73,392	39,736	135,897	75,011
Manufacturing / retail / logistics	52,242	37,993	97,237	73,928
Other	48,605	30,070	90,739	50,827

Total revenue	$336,836	$211,711	$622,315	$393,392

Segment Operating Profit:
Financial services	$58,878	$33,830	$108,512	$65,162
Healthcare	28,859	15,612	55,713	29,689
Manufacturing / retail / logistics	17,994	10,672	34,060	22,646
Other	15,758	10,198	31,293	17,821

Total segment operating profit	121,489	70,312	229,578	135,318
Less: unallocated costs(1)	60,818	27,944	115,751	55,667
Less: other(2)	—	—	—	96

Income from operations	$60,671	$42,368	$113,827	$79,555

(1)	Includes $6,769 and $14,371 of stock-based compensation expense for the three and six months ended June 30, 2006. Results for 2005 do not include such expense.
(2)	Represents costs related to the wind-down of the Company’s development facility in Limerick, Ireland. The costs associated with the closure of this facility have been disclosed separately since these costs were not allocated to a reportable segment in management’s internal reporting. During the quarter ended June 30, 2005, the Company recorded additional expenses of $96 and made payments of approximately $600 primarily for severance and retention bonuses. All costs have been paid as of December 31, 2005.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues(1)
North America(2)	$291,797	$184,945	$539,003	$341,008
Europe(3)	42,413	25,013	77,522	48,584
Asia	2,626	1,753	5,790	3,800

Total	$336,836	$211,711	$622,315	$393,392

	As of June 30, 2006	As of December 31, 2005
Long-lived Assets(4)
North America	$34,451	$34,956
Europe	7,425	6,850
Asia(5)	171,245	139,676

Total	$213,121	$181,482

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in United Kingdom of $32,081 and $19,824 and $59,311 and $37,579 for the three and six months ended June 30, 2006 and 2005, respectively.
(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

No customer accounted for revenues in excess of 10% of total revenues for the three and six months ended June 30, 2006. One customer, JPMorgan Chase, accounted for more than 10% of revenues during the three and six months ended June 30, 2005.

Note – 9 Recent Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for the Company beginning in the first quarter of 2007 with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three and six months ended June 30, 2006, our revenue increased to $336.8 million and $622.3 million compared to $211.7 million and $393.4 million during the three and six months ended June 30, 2005. Net income increased to $55.1 million and $102.2 million, respectively, or $0.37 and $0.68 per diluted share, including stock-based compensation expense, net of tax, equal to $0.04 and $0.08 per diluted share, during the three and six months ended June 30, 2006 compared to $36.0 million and $68.0 million or $0.25 and $0.47 per diluted share during the three and six months ended June 30, 2005, which excludes stock-based compensation expense. The key drivers of our revenue growth during the quarter ended June 30, 2006 were as follows:

•	strong performance of our Financial Services, Healthcare and Other segments, which had revenue growth of approximately 56.5%, 84.7% and 61.6%, respectively, for the quarter as compared to the quarter ended June 30, 2005;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	greater penetration at our European customers.

During 2005 and in the first half of 2006, we saw increasing demand from our customers for a broad range of IT solutions particularly high performance web development initiatives and complex systems development engagements, testing, customer relationship management (CRM) and enterprise resource planning (ERP), and data warehousing and business intelligence. We finished the quarter with approximately 270 active clients compared to 246 as of June 30, 2005. During the quarter, we added 5 strategic clients to bring the total number of our strategic clients to 77. We define a strategic client as one offering the potential to generate between $5.0 million and $40.0 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 30% and 41%, respectively, of our total revenues in 2006 as compared to approximately 34% and 46%, respectively, for the quarter ended June 30, 2005. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to trend down over time.

In Europe, we continue to see strong growth. During the quarter ended June 30, 2006, our revenue from European customers increased by approximately 70% to approximately $42.4 million compared to approximately $25.0 million in the quarter ended June 30, 2005. For the quarter ended June 30, 2006, revenue from Europe, excluding the UK, increased by approximately $5.1 million or approximately 99% from approximately $5.2 million in the quarter ended June 30, 2005 to approximately $10.3 million. Europe will continue to be an area of heavy investment for us in 2006 as we see this area as a growth opportunity for the long-term.

Our operating margin decreased to approximately 18.0% for the quarter ended June 30, 2006 compared to 20.0% for the quarter ended June 30, 2005. Excluding stock-based compensation costs of approximately $6.8 million, operating margin for the quarter ended June 30, 2006 was approximately 20.0%. This was in line with our historic targeted operating margin range, excluding stock-based compensation costs, of 19% to 20% of total revenues. Historically, we have invested the profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise, (ii) training our technical staff in a broader range of IT service offerings, (iii) strengthening our business analytic capabilities, (iv) strengthening and expanding our portfolio of services, (v) continuing to expand our geographic presence for both sales and delivery, and (vi) recognizing and rewarding exceptional performance by our employees. In addition, we maintain a deep bench of resources, trained in a broad range of service offerings, in order to be well positioned to respond to our customer requests to take on additional projects. This also has an effect of reducing our operating margins and lowering our utilization levels. For the year ending December 31, 2006, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

We finished the quarter with total headcount of approximately 29,675, an increase of approximately 10,400 over the total headcount at June 30, 2005. The increase in the number of our technical personnel and related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2006. Annualized turnover, including both voluntary and involuntary, was approximately 15% during the quarter ended June 30, 2006. The majority of our turnover occurs in India, resulting in on-site annualized attrition rates below the global rate. In addition, attrition is weighted toward the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represent less than 20% of our total operating expenses.

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

At June 30, 2006, we had cash and cash equivalents and short-term investments of $468.2 million. Further, we had no third party debt and working capital of approximately $642.3 million. Accordingly, we do not anticipate any near-term liquidity issues.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are recognized in net income in the periods after the date of adoption. Pre-tax stock-based compensation costs of $6.8 million and $14.4 million have been recorded for the three and six months ended June 30, 2006. In accordance with the modified prospective method of adoption under SFAS No. 123R, prior period financial statements have not been restated to reflect stock-based compensation costs. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Stock-Based Compensation. Effective January 1, 2006, we were required to account for stock-based awards in accordance with the fair value recognition provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. In addition, judgment is also required in estimating the income tax benefits related to the stock-based awards and the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. On March 31, 2006, the tax holiday expired for a second STP; however, we do not expect the incremental Indian taxes due on the operating profits of this STP to have a significant effect on our 2006 effective income tax rate as we anticipate the percentage of Indian earnings subject to the tax holiday in India will increase as a percentage of total Indian earnings in 2006. In anticipation of the complete phase out of the tax holidays in March 2009, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2009 from our existing STPs will be fully taxable at the Indian statutory rate (currently 33.66%) in effect at such time.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of June 30, 2006, our goodwill balance was approximately $18.4 million.

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

Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management and our independent auditor to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Item 1A. “Risk Factors”.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended June 30:

(Dollars in thousands)

	2006	% of Revenues	2005	% of Revenues	Increase	% Increase
Revenues	$336,836	100.0%	$211,711	100.0%	$125,125	59.1%
Operating Expenses:
Cost of revenues (1)	188,320	55.9	117,768	55.6	70,552	59.9
Selling, general and administrative(2)	80,044	23.8	46,126	21.8	33,918	73.5
Depreciation and amortization	7,801	2.3	5,449	2.6	2,352	43.2

Income from operations	60,671	18.0	42,368	20.0	18,303	43.2

Other income (expense), net	5,361		1,466		3,895	265.7
Provision for income taxes	10,961		7,802		3,159	40.5

Net income	$55,071	16.3%	$36,032	17.0%	19,039	52.8

(1)	Includes stock-based compensation expense for the three months ended June 30, 2006 of $3,332. Exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense for the three months ended June 30, 2006 of $3,437.

The following table includes a non-GAAP financial measure, namely income from operations on a non-GAAP basis, excluding the impact of stock-based compensation resulting from the adoption of SFAS No. 123R. The table also includes reconciliations of income from operations presented in accordance with U.S. generally accepted accounting principles to this non-GAAP measure. Management believes that the presentation of this non-GAAP financial measure provides useful information to investors because our unaudited condensed consolidated statement of operations for the three months ended June 30, 2005 did not reflect the impact of the adoption of SFAS No. 123R and, therefore, the presentation of the non-GAAP financial measure enhances investors’ ability to make period to period comparisons of our operating results. A reconciliation of income from operations as reported and non-GAAP income from operations excluding stock-based compensation expense is as follows for the three months ended June 30:

(Dollars in thousands)

	2006	% of Revenues
Income from operations, as reported	$60,671	18.0%
Add: Stock-based compensation expense	6,769	2.0

Non-GAAP income from operations, excluding stock-based compensation expense	$67,440	20.0%

Revenue. Revenue increased by 59.1%, or approximately $125.1 million, from approximately $211.7 million during the three months ended June 30, 2005 to approximately $336.8 million during the three months ended June 30, 2006. This increase is attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries and continued strength in our customers’ discretionary spending. Revenue from customers existing as of June 30, 2005 increased by approximately $97.7 million and revenue from new customers added since June 30, 2005 was approximately $27.4 million or approximately 8.1% of total revenues for the three months ended June 30, 2005. We had approximately 270 active clients as of June 30, 2006 as compared to 246 active clients as of June 30, 2005. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $58.7 million and $33.7 million, respectively, of the $125.1 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 61% and 58%, respectively, compared to the quarter ended June 30, 2005 and represented approximately 49% and 51%, respectively, of total revenues for the quarter ended June 30, 2006. No customer accounted for sales in excess of 10% of revenues during the quarter ended June 30, 2006. JPMorgan Chase accounted for more than 10% of revenues during the quarter ended June 30, 2005.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting, and the cost of sales commissions related to revenues. Our cost of revenues increased by 59.9%, or approximately $70.6 million, from approximately $117.8 million during the three months ended June 30, 2005 to approximately $188.3 million during the three months ended June 30, 2006. The increase was due to higher compensation and benefits costs of approximately $55.3 million and the inclusion in 2006 of stock-based compensation expense of approximately $3.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 70.3%, or approximately $36.3 million, from approximately $51.6 million during the three months ended June 30, 2005 to approximately $87.8 million during the three months ended June 30, 2006, and increased as a percentage of revenue from 24.4% to 26.1%. The majority of the percentage increase in such expenses was due to stock-based compensation expense of approximately $3.4 million or 1% of revenues during the three months ended June 30, 2006.

Income from Operations. Income from operations increased 43.2%, or approximately $18.3 million, from approximately $42.4 million during the three months ended June 30, 2005 to approximately $60.7 million during the three months ended June 30, 2006, representing operating margins of 20.0% and 18.0% of revenues, respectively. The decrease in operating margin was due to stock-based compensation expense of approximately $6.8 million, or 2.0% of revenues, recorded in the three months ended June 30, 2006. Excluding stock-based compensation expense, operating margin for the three months ended June 30, 2006 was 20.0% of revenues.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency gains or losses. The increase in other income/expense, net of $3.9 million is attributed to an increase in interest income of $1.8 million from $2.1 million during the three months ended June 30, 2005 to approximately $3.9 million during the three months ended June 30, 2006 plus a period-over-period increase of $2.1 million in income due to the remeasurement of certain balance sheet accounts for movements in foreign currency exchange rates. The increase in interest income is due to higher invested global cash balances and an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $7.8 million during the three months ended June 30, 2005 to approximately $11.0 million during the three months ended June 30, 2006. The effective tax rate of 17.8% for the three months ended June 30, 2005 decreased to 16.6% for the three months ended June 30, 2006 primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday.

Net Income. Net income increased from approximately $36.0 million for the three months ended June 30, 2005 to approximately $55.1 million for the three months ended June 30, 2006, representing 17.0% and 16.3% of revenues, respectively. The decrease in net income as a percentage of revenues compared to the prior period was due to the stock-based compensation expense recorded for the three months ended June 30, 2006, representing a decrease of 2.0% of revenues, offset, in part, by the decrease in the overall effective income tax rate in 2006 equal to 0.4% of revenues and an increase in other income/expense, net, of equal to 0.9% of revenues.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

(Dollars in thousands)

	2006	% of Revenues	2005	% of Revenues	Increase	% Increase
Revenues	$622,315	100.0%	$393,392	100.0%	$228,923	58.2%
Operating Expenses:
Cost of revenues (1)	346,908	55.7	215,762	54.8	131,146	60.8
Selling, general and administrative (2)	146,749	23.6	87,536	22.3	59,213	67.6
Depreciation and amortization	14,831	2.4	10,539	2.7	4,292	40.7

Income from operations	113,827	18.3%	79,555	20.2%	34,272	43.1

Other income (expense), net	8,757		3,182		5,575	175.2
Provision for income taxes	20,349		14,727		5,622	38.2

Net income	$102,235	16.4%	$68,010	17.3%	34,225	50.3

(1)	Includes stock-based compensation expense for the six months ended June 30, 2006 of $6,479. Exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense for the six months ended June 30, 2006 of $7,892.

The following table includes a non-GAAP financial measure, namely income from operations on a non-GAAP basis, excluding the impact of stock-based compensation resulting from the adoption of SFAS No. 123R. The table also includes reconciliations of income from operations presented in accordance with U.S. generally accepted accounting principles to this non-GAAP measure. Management believes that the presentation of this non-GAAP financial measure provides useful information to investors because our unaudited condensed consolidated statement of operations for the three months ended June 30, 2005 did not reflect the impact of the adoption of SFAS No. 123R and, therefore, the presentation of the non-GAAP financial measure enhances investors’ ability to make period to period comparisons of our operating results. A reconciliation of income from operations as reported and non-GAAP income from operations excluding stock-based compensation expense is as follows for the six months ended June 30:

	2006	% of Revenues
Income from operations, as reported	$113,827	18.3%
Add: Stock-based compensation expense	14,371	2.3

Non-GAAP income from operations, excluding stock-based compensation expense	$128,198	20.6%

Revenue. Revenue increased by 58.2%, or approximately $228.9 million, from approximately $393.4 million during the six months ended June 30, 2005 to approximately $622.3 million during the six months ended June 30, 2006. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries and continued strength in our customers’ discretionary spending. Revenue from customers existing as of June 30, 2005, increased by $181.5 million and revenue from new customers added since June 30, 2005 was approximately $47.5 million or 7.6% of revenues for the six months ended June 30, 2005. We had approximately 270 active clients as of June 30, 2006 as compared to 246 active clients as of June 30, 2005. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $104.8 million and $60.9 million, respectively, of the $228.9 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 63% and 54%, respectively, compared to the six months ended June 30, 2005 and represented approximately 50% and 50%, respectively, of total revenues for the six months ended June 30, 2006. No customer accounted for sales in excess of 10% of revenues during the six months ended June 30, 2006. JPMorgan Chase accounted for more than 10% of our revenues during the six months ended June 30, 2005.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting, and the cost of sales commissions related to revenues. Our cost of revenues increased by 60.8%, or approximately $131.1 million, from approximately $215.8 million during the six months ended June 30, 2005 to approximately $346.9 million during the six months ended June 30, 2006. The increase was due to higher compensation and benefits costs of approximately $102.7 million and the inclusion in 2006 of stock-based compensation expense of approximately $6.5 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 64.8%, or approximately $63.5 million, from approximately $98.1 million during the six months ended June 30, 2005 to approximately $161.6 million during the six months ended June 30, 2006, and increased as a percentage of revenue from 24.9% to 26.0%. The majority of the percentage increase in such expenses was due to stock-based compensation expense of approximately $7.9 million or 1.3% of revenues during the six months ended June 30, 2006.

Income from Operations. Income from operations increased 43.1%, or approximately $34.3 million, from approximately $79.6 million during the six months ended June 30, 2005 to approximately $113.8 million during the six months ended June 30, 2006, representing operating margins of 20.2% and 18.3% of revenues, respectively. The decrease in operating margin was due primarily to stock-based compensation expense of approximately $14.4 million, or 2.3% of revenues, recorded in the six months ended June 30, 2006, offset, in part, by the leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years. Excluding stock-based compensation expense, operating margin for the six months ended June 30, 2006 was 20.6% of revenues.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency gains or losses. The increase in other income/expense, net of $5.6 million is attributed to an increase in interest income of $3.4 million from approximately $3.9 million during the six months ended June 30, 2005 to approximately $7.3 million during the six months ended June 30, 2006 plus a period-over-period increase of approximately $2.2 million in income due to the remeasurement of certain balance sheet accounts for movements in foreign currency exchange rates. The increase in interest income is due to higher invested global cash balances and an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $14.7 million during the six months ended June 30, 2005 to approximately $20.3 million during the six months ended June 30, 2006. The effective tax rate of 17.8% for the six months ended June 30, 2005 decreased to 16.6% for the six months ended June 30, 2006 primarily due to overall growth in our business which resulted in a greater percentage of Cognizant India’s income falling under the income tax holiday.

Net Income. Net income increased from approximately $68.0 million for the six months ended June 30, 2005 to approximately $102.2 million for the six months ended June 30, 2006, representing 17.3% and 16.4% of revenues, respectively. The decrease in net income as a percentage of revenues compared to the prior period was primarily due to the stock-based compensation expense recorded for the six months ended June 30, 2006, representing a decrease of 2.3% of revenues, offset, in part, by the decrease in the overall effective income tax rate in 2006 equal to 0.5% of revenues and the increase in other income/expense, net, of 0.7% of revenues.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the three months ended June 30, 2006 and 2005 are as follows:

(Dollars in thousands)

	June 30, 2006	June 30, 2005	Increase	%
Revenues:
Financial services	$162,597	$103,912	$58,685	56.5%
Healthcare	73,392	39,736	33,656	84.7
Manufacturing/retail/logistics	52,242	37,993	14,249	37.5
Other	48,605	30,070	18,535	61.6

Total revenues	$336,836	$211,711	$125,125	59.1

Segment Operating Profit:
Financial services	$58,878	$33,830	$25,048	74.0%
Healthcare	28,859	15,612	13,247	84.9
Manufacturing/retail/logistics	17,994	10,672	7,322	68.6
Other	15,758	10,198	5,560	54.5

Total segment operating profit	$121,489	$70,312	$51,177	72.8

Financial Services Segment

Revenue. Revenue increased by 56.5%, or approximately $58.7 million, from approximately $103.9 million during the three months ended June 30, 2005 to approximately $162.6 million during the three months ended June 30, 2006. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2005 and customers added since such date was approximately $51.6 million and approximately $7.1 million, respectively. Within the segment, growth was particularly strong among our insurance customers, where revenue increased approximately $31.6 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 74.0%, or approximately $25.0 million, from approximately $33.8 million during the three months ended June 30, 2005 to approximately $58.9 million during the three months ended June 30, 2006. The increase in segment operating profit was attributable to increased revenues and achieving continued leverage on prior sales and marketing investments.

Healthcare Segment

Revenue. Revenue increased by 84.7%, or approximately $33.7 million, from approximately $39.7 million during the three months ended June 30, 2005 to approximately $73.4 million during the three months ended June 30, 2006. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2005 and customers added since such date was approximately $31.3 million and approximately $2.4 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $18.5 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 84.9%, or approximately $13.2 million, from approximately $15.6 million during the three months ended June 30, 2005 to approximately $28.9 million during the three months ended June 30, 2006. The increase in segment operating profit was attributable to increased revenues.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 37.5%, or approximately $14.2 million, from approximately $38.0 million during the three months ended June 30, 2005 to approximately $52.2 million during the three months ended June 30, 2006. The increase in revenue within the manufacturing, logistics and retail groups was driven by continued expansion of existing customer relationships as well as new customers The increase in revenue from customers existing as of June 30, 2005 and customers added since such date was approximately $6.0 million and approximately $8.2 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 68.6%, or approximately $7.3 million, from approximately $10.7 million during the three months ended June 30, 2005 to approximately $18.0 million during the three months ended June 30, 2006. The increase in segment operating profit was attributable primarily to increased revenues and achieving continued leverage on prior sales and marketing investments.

Other Segment

Revenue. Revenue increased by 61.6%, or approximately $18.5 million, from approximately $30.1 million during the three months ended June 30, 2005 to approximately $48.6 million during the three months ended June 30, 2006. The increase in revenue was due to continued expansion of existing customer relationships and a significant number of new customers. The increase in revenue from customers existing as of June 30, 2005 and customers added since such date was approximately $8.8 million and approximately $9.7 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 54.5%, or approximately $5.6 million from approximately $10.2 million during the three months ended June 30, 2005 to approximately $15.8 million during the three months ended June 30, 2006. The increase in segment operating profit was attributable to increased revenues partially offset by continuing investment is sales and marketing.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the six months ended June 30, 2006 and 2005 are as follows:

(Dollars in thousands)

	June 30, 2006	June 30, 2005	Increase	%
Revenues:
Financial services	$298,442	$193,626	$104,816	54.1%
Healthcare	135,897	75,011	60,886	81.2
Manufacturing/retail/logistics	97,237	73,928	23,309	31.5
Other	90,739	50,827	39,912	78.5

Total revenues	$622,315	$393,392	$228,923	58.2

Segment Operating Profit:
Financial services	$108,512	$65,162	$43,350	66.5%
Healthcare	55,713	29,689	26,024	87.7
Manufacturing/retail/logistics	34,060	22,646	11,414	50.4
Other	31,293	17,821	13,472	75.6

Total segment operating profit	$229,578	$135,318	$94,260	69.7

Financial Services Segment

Revenue. Revenue increased by 54.1%, or approximately $104.8 million, from approximately $193.6 million during the six months ended June 30, 2005 to approximately $298.4 million during the six months ended June 30, 2006. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2005 and customers added since such date was approximately $92.7 million and $12.1 million, respectively. Within the segment, growth was particularly strong among our insurance customers, where revenue increased by approximately $54.8 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 66.5%, or approximately $43.4 million, from approximately $65.2 million during the six months ended June 30, 2005 to approximately $108.5 million during the six months ended June 30, 2006. The increase in segment operating profit was attributable to increased revenues and achieving continued leverage on prior sales and marketing investments.

Healthcare Segment

Revenue. Revenue increased by 81.2%, or approximately $60.9 million, from approximately $75.0 million during the six months ended June 30, 2005 to approximately $135.9 million during the six months ended June 30, 2006. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2005 and customers added since such date was approximately $53.8 million and $7.1 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased $33.6 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 87.7%, or approximately $26.0 million, from approximately $29.7 million during the six months ended June 30, 2005 to approximately $55.7 million during the six months ended June 30, 2006. The increase in segment operating profit was attributable to increased revenues and sales and achieving continued leverage on prior sales and marketing investments.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 31.5%, or approximately $23.3 million, from approximately $73.9 million during the six months ended June 30, 2005 to approximately $97.2 million during the six months ended June 30, 2006. The increase in revenue within the manufacturing, logistics and retail groups was driven by continued expansion of existing customer relationships as well as a significant number of new customers. The increase in revenue from customers existing as of June 30, 2005 and customers added since such date was approximately $10.6 million and $12.7 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 50.4%, or approximately $11.4 million, from approximately $22.6 million during the six months ended June 30, 2005 to approximately $34.1 million during the six months ended June 30, 2006. The increase in segment operating profit was attributable to increased revenues and achieving continued leverage on prior sales and marketing investments.

Other Segment

Revenue. Revenue increased by 78.5%, or approximately $39.9 million, from approximately $50.8 million during the six months ended June 30, 2005 to approximately $90.7 million during the six months ended June 30, 2006. The increase in revenue was due to the continued expansion of existing customer relationships and a significant number of new customers. The increase in revenue from customers existing as of June 30, 2005 and customers added since such date was $24.3 million and $15.6 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 75.6%, or approximately $13.5 million from approximately $17.8 million during the six months ended June 30, 2005 to approximately $31.3 million during the six months ended June 30, 2006. The increase in segment operating profit was attributable to increased revenues.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents and short-term investments of approximately $468.2 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of June 30, 2006, we had no third party debt and had working capital of approximately $642.3 million as compared to working capital of approximately $509.6 million, with no third party debt, as of December 31, 2005. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $47.7 million during the six months ended June 30, 2006 as compared to cash provided by operations of approximately $30.7 million during the six months ended June 30, 2005. The increase is primarily attributed to the increase in net income in 2006, partially offset by the reclassification of excess tax benefits on stock option exercises from operating activities to financing activities of approximately $14.6 million in 2006 as required by SFAS No. 123R. Beginning in 2006, income tax benefits generated on exercise of employee stock options in excess of the stock-based compensation costs for the exercised options are required to be reported as an inflow from financing activities. In 2005, this portion of the tax benefit on employee stock option exercise was reported as a cash inflow from operating activities. Trade accounts receivable increased from approximately $154.0 million at December 31, 2005 to approximately $228.0 million at June 30, 2006. Unbilled accounts receivable increased from approximately $22.7 million at December 31, 2005 to approximately $38.3 million at June 30, 2006. The increase in trade accounts receivable and unbilled receivables as of June 30, 2006 was due primarily to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At June 30, 2006, our days of sales outstanding, including unbilled receivables, was approximately 72 days as compared to 72 days at June 30, 2005.

Our investing activities used net cash of approximately $83.0 million during the six months ended June 30, 2006 as compared to $70.3 million during the six months ended June 30, 2005. The increase in net cash used in investing activities primarily relates to greater investment in 2006 to expand our offshore IT development centers and increased investment of excess cash generated from operations to achieve a higher return on invested balances.

Our financing activities provided net cash of approximately $37.4 million during the six months ended June 30, 2006 as compared to $23.0 million during the six months ended June 30, 2005. The increase relates to the classification in 2006 of excess tax benefits on employee stock option exercises of approximately $14.6 million in financing activities as required by SFAS No. 123R.

We believe that our available funds and the cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations and needs for at least the next 12 months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate earnings from India, our ability not to breach the Distribution Agreement with IMS Health , especially as it relates to our tax indemnities, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all.

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

Commitments and Contingencies

We have expanded our plans to construct additional fully-owned IT development centers to now include over 1.7 million square feet of space as compared to previous plans, announced in October 2004, to add 900,000 square feet of space. The 1.7 million square feet of facilities will be located in Chennai, Pune, Kolkata, Hyderabad and Bangalore, India. As of June 30, 2006, we have entered into fixed capital commitments of approximately $87 million related to this India development center expansion program, of which approximately $77 million has been spent to date.

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

Recent Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We are required to adopt FIN 48 beginning in the first quarter of 2007 with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening balance of retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. We have experienced wage inflation in India; however, this has not had a material impact on our results of operations as Indian wages represent less than 20% of our total operating expenses.

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

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of June 30, 2006, we had approximately $468.2 million of cash and cash equivalents and short-term investments which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the first quarter of 2006, we implemented a new accounting system resulting in a material change in internal controls over financial reporting. This new system, which went online effective January 1, 2006 and supports our global accounting operations, consisted of the following modules: General Ledger, Accounts Payable, Asset Management, Cash Management and Purchase Order (for our India operations only). We believe the implementation of a new system was necessary to support increased volumes and transaction complexities related to the rapid growth of our business as well as to reduce the number of manual processes employed by the Company. The new system, which required minimal customizations by the Company, was purchased from an industry-leading vendor of enterprise software solutions. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors. Such procedures included the review of requirement documents, user acceptance testing, change management procedures, access controls, data migration strategies and reconciliations, application interface testing and other standard application controls. In addition to our recurring account reconciliations and reviews as part of our normal close process, we also performed incremental substantive procedures during the first and second quarters, including analytical assessments to validate the accuracy of key financial balances and amounts and reviews of key reports used in the financial reporting close process.

Based on such pre and post implementation testing procedures, incremental substantive procedures, and recurring account reconciliations and reviews, management concluded that our internal controls over the new accounting system have been operating effectively during the three and six months ended June 30, 2006. We will supplement these procedures with additional detailed testing of key controls, which is expected to be completed in the third quarter of this year. Other than the changes related to this new system, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to continue to develop and expand our offshore facilities in India where, as of June 30, 2006, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

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

As of June 30, 2006, we had contractual commitments of approximately $10 million related to capital expenditures on construction or expansion of our development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions may increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 13% of our revenues for the year ended December 31, 2005 and for the six months ended June 30, 2006. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

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

For the year ended December 31, 2005, we had an operating margin of 20.1% and for the six months ended June 30, 2006, operating margin was 18.3%. These margins have declined as a result of the adoption of SFAS 123R, which required us to record stock compensation effective January 1, 2006. They may decline further if we experience declines in demand and pricing for our services. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number of stock options issued and the assumptions used in the stock option pricing model may change resulting in increased stock option expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure and obtaining price increases and have been issuing a lower number of options than in earlier years, we cannot assure you that we will be able to continue to do so in the future.

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

The H-1 B visa classification enables United States employers to hire qualified foreign workers in positions which require an education at least equal to a Baccalaureate Degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1 B visa usually permits an individual to work and live in the United States for a period of up to six years. There is a limit on the number of new H-1 B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service) may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1 B visas necessary to bring foreign employees to the United States. In the current federal fiscal year, the limit is 65,000. The FY 2007 cap was reached on May 26, 2006. The FY 2007 cap of 20,000 for graduates of U.S. advance degree programs was reached on July 26, 2006. We will be able to file H-1 B applications against the FY 2008 cap beginning on April 1, 2007 for work in H-1 B status beginning on October 1, 2007. Each year the H-1 B cap is reached at an earlier point prior to the beginning of the fiscal year for which the H-1 B’s will be available. However, as a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1 B visa classification. Higher users of the H-1 B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1 B classification may result in a ban on future use of the H-1 B program.

We also regularly transfer employees of our subsidiary in India to the United States to work on projects and at client sites, using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre-approved by the CIS, thus enabling individual L-1 applications to be presented directly to a United States consular post abroad rather than undergoing the pre-approval process in the United States. In recent years, both the United States consular posts that review initial L-1 applications and the CIS offices, which adjudicate extensions of L-1 status, have become more restrictive with respect to this category. As a result, the rate of refusals of initial L-1 applications and of extension denials has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have caused major delays in visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

On December 8, 2004, President Bush signed the L-1 Visa Reform Act, which was part of the FY 2005 Omnibus Appropriations Act (Public Law 108-447 at Division J, Title IV). This legislation contained several important changes to the laws governing L-1 visa holders. All of the changes took effect on June 8, 2005. Under one provision of the new law, all L-1 applicants, including those brought to the United States under a Blanket Program, must have worked abroad with the related company for one full year in the prior three years. The provision allowing Blanket L applicants who had worked abroad for the related company for six months during the qualifying three-year period was revoked. In addition, L-1B holders (intracompany transferees with specialized company knowledge) may not be primarily stationed at the work site of another employer if the L-1B holder will be controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

We do not place L-1B workers at third party sites where they are under the supervision of a different employer, nor do we place L-1B holders at third party sites in an arrangement to provide labor for the third party, without providing a service involving our specialized knowledge. Since implementation of the new law, we have not encountered any difficulty in establishing this fact to CIS’s satisfaction . However, the United States Department of State is still in the process of implementing this provision at United States consular posts abroad. If these posts decide to interpret these provisions in a very restrictive fashion, this could impair our ability to staff our projects in the United States with resources from our entities abroad. In addition, CIS has not yet issued regulations governing these new provisions. If such regulations are restrictive in nature, this could impair our ability to staff our projects in the United States with resources from our entities abroad.

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

Approximately 87% of our revenue during the year ended December 31, 2005 and during the six months ended June 30, 2006 was derived from customers located in the United States. In the event of an economic slowdown, our customers may delay or reduce their IT spending significantly, which may in turn lower the demand for our services and could have a material adverse affect on our financial results. Further, hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States could cause customers in the United States to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of June 30, 2006, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

We have entered into non-competition agreements with most of our executive officers. We cannot assure you, however, that the restrictions in these agreements prohibiting such executive officers from engaging in competitive activities are enforceable. Further, substantially all of our professional non-executive staff and one new executive officer are not covered by agreements that would prohibit them from working for our competitors. If any of our key professional personnel leaves our employment and joins one of our competitors, our business could be adversely affected.

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

We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price contracts accounting for approximately 25% of our revenues for the year ended December 31, 2005 and for the six months ended June 30, 2006. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. We bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers generated approximately 34% of our revenues in the year ended December 31, 2005 and approximately 30% of our revenues in the six months ended June 30, 2006. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal controls over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our controls are functioning as documented. While we do not anticipate any material weaknesses, the inability of management and our independent auditor to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, was held on June 13, 2006. There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 123,961,283 shares of our Class A common stock out of a total number of 140,385,657 shares of Class A common stock issued and outstanding and entitled to vote at the meeting.

The matters that were voted on at the Annual Meeting were:

(A) A proposal to elect the following two nominees as our Class III Directors to serve until our 2009 annual meeting of stockholders and until their respective successors have been duly elected and qualified:

Venetia Kontogouris; and

Thomas M. Wendel;

(B) A proposal to amend our 1999 Incentive Compensation Plan, as amended (the “Incentive Plan”), to (i) increase the maximum number of shares of Class A common stock reserved for issuance from 37,500,000 to 38,261,580 shares and thereby reserve an additional 761,580 shares of Class A common stock for issuance under the Incentive Plan (if such proposal is approved, the number of shares issuable under our Key Employees Stock Option Plan shall be reduced by 761,580 shares so that the total number of shares available for issuance under our equity compensation plans will remain unchanged and no further grants will be made under the Key Employees Stock Option Plan), and (ii) re-approve the series of performance criteria that may be utilized in establishing specific targets to be attained as a condition to the vesting of one or more cash or stock-based awards under the Incentive Plan so as to qualify the compensation attributable to those awards as performance-based compensation under Section 162(m) of the Internal Revenue Code;

(C) A proposal to amend our Restated Certificate of Incorporation, as amended, to increase the maximum number of authorized shares of the Company’s capital stock, all classes, from 340,000,000 shares, consisting of (i) 325,000,000 shares of Class A common stock, and (ii) 15,000,000 shares of preferred stock, to 515,000,000 shares, consisting of (x) 500,000,000 shares of Class A common stock, and (y) 15,000,000 shares of preferred stock; and

(D) A proposal to ratify the appointment of PricewaterhouseCoopers LLP, as our independent registered public accounting firm for the year ending December 31, 2006.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of Class A Common Stock
Proposal	For	Withheld
Election of the following two nominees as Class III Directors:
Venetia Kontogouris	122,699,566	1,261,717
Thomas M. Wendel	122,705,359	1,255,924

	Number of Shares of Class A Common Stock
Proposal	For	Against	Abstain
Proposal to amend the 1999 Incentive Compensation Plan	90,380,906	21,248,925	231,687

	Number of Shares of Class A Common Stock
Proposal	For	Against	Abstain
Proposal to amend the Restated Certificate of Incorporation	107,644,879	16,215,767	100,636

	Number of Shares of Class A Common Stock
Proposal	For	Against	Abstain
Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2006	123,183,403	739,800	38,080

Accordingly, our stockholders elected Venetia Kontogouris and Thomas M. Wendel to serve as Class III Directors until our 2009 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Each of the following Directors who were not up for reelection at the Annual Meeting continue to serve as Directors since the Annual Meeting: Lakshmi Narayanan, John E. Klein, Robert W. Howe and Robert E. Weissman.

Our stockholders also approved the amendments to our Incentive Plan and the Restated Certificate of Incorporation and ratified the selection by the audit committee of our board of directors of PricewaterhouseCoopers LLP as our independent accountants for the year ending December 31, 2006.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Description

10.1*	Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan (as amended and restated through April 12, 2006).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: August 9, 2006	By:	/s/ Lakshmi Narayanan
Lakshmi Narayanan,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ Gordon Coburn
Gordon Coburn,
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1*	Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan (as amended and restated through April 12, 2006).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.