Form 10-Q
period 2006-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2006-11-08
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 1, 2006:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	141,792,731

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2006 and 2005 and for the Nine Months Ended September 30, 2006 and 2005	2

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2006 and 2005	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$377,522	$235,536	$999,837	$628,928
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	208,427	128,175	555,335	343,937
Selling, general and administrative expenses	91,470	54,759	238,219	142,295
Depreciation and amortization expense	8,861	5,581	23,692	16,120

Income from operations	68,764	47,021	182,591	126,576

Other income (expense), net:
Interest income	4,787	2,221	12,077	6,122
Other income (expense) – net	(611)	130	856	(589)

Total other income (expense), net	4,176	2,351	12,933	5,533

Income before provision for income taxes	72,940	49,372	195,524	132,109
Provision for income taxes	11,913	8,789	32,262	23,516

Net income	$61,027	$40,583	$163,262	$108,593

Basic earnings per share	$0.43	$0.30	$1.16	$0.80

Diluted earnings per share	$0.40	$0.28	$1.09	$0.74

Weighted average number of common shares outstanding – Basic	141,202	137,186	140,470	135,786

Dilutive effect of shares issuable as of period-end under stock option plans	9,634	10,095	9,758	10,766

Weighted average number of common shares outstanding – Diluted	150,836	147,281	150,228	146,552

Comprehensive income:
Net income	$61,027	$40,583	$163,262	$108,593
Foreign currency translation adjustments	801	(885)	5,741	(5,994)

Total comprehensive income	$61,828	$39,698	$169,003	$102,599

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$197,700	$196,938
Short-term investments	337,898	227,063
Trade accounts receivable, net of allowance of $3,472 and $2,325, respectively	253,933	153,971
Unbilled accounts receivable	42,789	22,725
Deferred income tax assets, net	58,542	42,752
Other current assets	30,355	19,974

Total current assets	921,217	663,423
Property and equipment, net of accumulated depreciation of $85,982 and $64,736, respectively	198,108	146,982
Goodwill	26,775	18,223
Other intangible assets, net	21,467	16,277
Deferred income tax assets, net	1,451	17,247
Other assets	13,494	7,741

Total assets	$1,182,512	$869,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,648	$16,420
Accrued expenses and other current liabilities	185,633	137,375

Total current liabilities	213,281	153,795
Other noncurrent liabilities	2,673	1,953

Total liabilities	215,954	155,748

Commitments and Contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 and 325,000 shares authorized, 141,781 and 139,346 shares issued and outstanding, at September 30, 2006 and December 31, 2005, respectively	1,418	1,393
Additional paid-in-capital	376,534	293,149
Retained earnings	580,744	417,482
Accumulated other comprehensive income	7,862	2,121

Total stockholders’ equity	966,558	714,145

Total liabilities and stockholders’ equity	$1,182,512	$869,893

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$163,262	$108,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,692	16,120
Provision for doubtful accounts	1,285	612
Deferred income taxes	6	(28,190)
Stock-based compensation expense	21,841	—
Tax benefit related to stock option exercises	1,449	45,429
Changes in assets and liabilities:
Trade accounts receivable	(98,297)	(47,204)
Other current assets	(29,204)	(17,992)
Other assets	(5,440)	(884)
Accounts payable	9,305	3,618
Accrued and other liabilities	46,519	13,458

Net cash provided by operating activities	134,418	93,560

Cash flows from investing activities:
Purchases of property and equipment	(71,212)	(49,573)
Purchases of short-term investments	(383,091)	(257,331)
Proceeds from maturity or sale of short-term investments	272,840	217,842
Acquisition, net of cash acquired	(14,773)	(19,811)

Net cash used in investing activities	(196,236)	(108,873)

Cash flows from financing activities:
Proceeds from issued shares	37,436	34,487
Excess tax benefit on stock option exercises	22,684	—
Repayment of acquired credit line and notes payable	(1,725)	—

Cash flows provided by financing activities	58,395	34,487

Effect of currency translation on cash and cash equivalents	4,185	(3,561)

Increase in cash and cash equivalents	762	15,613
Cash and cash equivalents, beginning of year	196,938	199,296

Cash and cash equivalents, end of period	$197,700	$214,909

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

Note 4 — Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), is recognized in net income in the periods after the date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

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

The Company currently utilizes authorized, available shares to satisfy stock option exercises under its Option Plans and issuances under its Purchase Plan. During the three and nine months ended September 30, 2006, stock-based compensation expense and related income tax benefits reflected in the Company’s operating results were $7,470 and $21,841, respectively, and $1,477 and $4,166, respectively. The allocation of stock-based compensation expense between cost of revenues and selling, general and administrative expenses was as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenues	$3,441	$9,920
Selling, general and administrative expenses	4,029	11,921

Total stock-based compensation expense	$7,470	$21,841

The effect of adopting SFAS No. 123R on selected reported items as compared to amounts that would have been reported under APB No. 25, including changes to the geographic mix of taxable income attributed to the adoption of SFAS No. 123R resulting in decreased tax benefits of $541 and $2,516 as compared to our reported results for the three and nine months ended September 30, 2006, is presented in the following table:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
	(Decrease)/Increase	(Decrease)/Increase
Income before provision for income taxes	$(7,470)	$(21,841)
Net income	$(6,929)	$(19,325)
Net cash used in operating activities	$(8,121)	$(22,684)
Net cash provided by financing activities	$8,121	$22,684
Basic earnings per share	$(0.05)	$(0.14)
Diluted earnings per share	$(0.05)	$(0.13)

A summary of changes in the Option Plans for the nine months ended September 30, 2006 is as follows:

	Number of Options	Weighted Average Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	15,557,055	$13.29
Granted	1,747,650	$60.56
Exercised	(2,151,642)	$10.41
Cancelled	(316,958)	$28.37
Expired	(2,625)	$31.82

Outstanding at September 30, 2006	14,833,480	$18.95	6.33	$816,681

Exercisable at September 30, 2006	9,120,396	$9.64	5.28	$587,103

During August 2006, the Company granted 500,000 option shares under the 1999 Incentive Plan to four executive officers. As of September 30, 2006, the total remaining unrecognized stock-based compensation cost related to non-vested stock options expected to vest amounted to $54,596, which will be amortized over the weighted-average remaining requisite service period of 2.08 years. At September 30, 2006, the Company has 1,836,048 and 2,112,430 shares available for future stock option grants and issuances under the Option Plans and Purchase Plan, respectively.

Other information pertaining to option activity during the three and nine months ended September 30, 2006 and 2005 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Total fair value of options vested	$3,413	$3,403	$24,827	$15,144
Total intrinsic value of options exercised	$47,767	$62,522	$113,278	$143,265

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for periods ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$40,583	$108,593
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined using the fair value-based method for all awards, net of related tax effects	(4,480)	(14,010)

Pro Forma net earnings	$36,103	$94,583

Earning per share:
Basic-as reported	$0.30	$0.80
Basic-pro forma	$0.26	$0.70
Diluted-as reported	$0.28	$0.74
Diluted-pro forma	$0.25	$0.65

The fair value of each stock option was estimated on the date of grant using a Black-Scholes option-pricing model. For the three and nine months ended September 30, 2006, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. For the three and nine months ended September 30, 2005, expected volatility was based on historical volatility of the Company’s Class A common stock and the expected term was based on historical employee exercise behavior. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The Black-Scholes model also incorporates forfeiture assumptions based on an analysis of historical data. The Company does not pay dividends.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Weighted average volatility factor:
Option Plans	37.68%	40.67%	36.29%	44.29%
Purchase Plan	38.89%	42.68%	34.91%	44.93%
Weighted average expected life (in years):
Option Plans	5.25	4.00	5.23	4.00
Purchase Plan	0.25	0.25	0.25	0.25
Weighted average risk-free interest rate:
Option Plans	4.89%	3.97%	4.83%	3.76%
Purchase Plan	5.09%	3.08%	4.62%	2.63%
Weighted average fair value:
Option Plans	$28.78	$16.84	$24.78	$16.50
Purchase Plan	$12.47	$8.75	$10.28	$8.56

During the three and nine months ended September 30, 2006, the Company issued 86,065 and 283,435 shares of Class A common stock, respectively, under the Purchase Plan with a total vested fair value of approximately $1,073 and $2,914, respectively.

Note 5 – Acquisition

In September 2006, the Company acquired AimNet Solutions, Inc. (“AimNet”), a U.S. based managed infrastructure and professional services firm for initial net cash consideration of approximately $14,773 (net of cash acquired of $971 and including assumed debt of $1,754 and deal fees). The Company completed this acquisition to strengthen its IT infrastructure management capabilities.

The Company has accounted for the acquisition of AimNet as a business combination under the provisions of SFAS No. 141, “Business Combinations.” In accordance with the provisions of SFAS No. 142, the Company has made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired, pending the completion of an independent appraisal, which will provide additional information concerning asset and liability valuations. Accordingly, the allocations are subject to revision when the Company receives final information, including the appraisal and other analyses. As part of the preliminary allocation of the purchase price, the Company recorded approximately $8,372 of tax deductible goodwill and $6,750 of intangible assets, principally customer relationships and product technology. Amortization of $124 related to amortizable intangible assets has been included in depreciation and amortization in the accompanying unaudited condensed consolidated statements of income and comprehensive income for three and nine months ended September 30, 2006. The intangible assets are being amortized over a weighted average life of 4.6 years. The operating results of AimNet have been included in the consolidated financial statements of the Company effective September 5, 2006. The acquisition of AimNet was not material to the Company’s consolidated results of operations, cash flows or financial condition.

Note 6 – Short-term Investments

The following is a summary of short-term investments:

	September 30, 2006	December 31, 2005
Auction rate securities	$291,300	$219,425
Time deposits	41,721	—
Other	4,877	7,638

Total short-term investments	$337,898	$227,063

The carrying value of the short-term investments approximated fair value as of September 30, 2006 and December 31, 2005. Realized gains or losses, if any, on these investments were insignificant for the periods presented.

Note 7 — Income Taxes

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 2009. On March 31, 2006, the tax holiday expired for a second STP. The incremental Indian taxes related to the taxable STPs have been incorporated into the Company’s effective income tax rate for 2006. The effective tax rate of 17.8% for the three and nine months ended September 30, 2005 decreased to 16.3% and 16.5% for the three and nine months ended September 30, 2006, respectively, primarily due to the Company’s overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday. The principal difference between the effective income tax rates for the 2006 and 2005 periods and the United States federal statutory rate is the effect of the tax holiday in India.

Note 8 — Commitments and Contingencies

As of September 30, 2006, the Company had outstanding fixed capital commitments of approximately $11,700 related to its India development center expansion program. See Note 11 for more information.

In connection with the acquisition of substantially all the assets of Fathom Solutions, LLC (“Fathom”) in April 2005, additional purchase price, not to exceed $16,000, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007.

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

Note 9 — Segment Information

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Financial services	$182,020	$117,999	$480,463	$311,625
Healthcare	87,411	47,001	223,308	122,012
Manufacturing / retail / logistics	55,294	38,483	152,531	112,412
Other	52,797	32,053	143,535	82,879

Total revenue	$377,522	$235,536	$999,837	$628,928

Segment Operating Profit:
Financial services	$69,703	$42,056	$178,216	$107,218
Healthcare	34,836	20,497	90,548	50,186

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Manufacturing / retail / logistics	20,128	11,650	54,188	34,296
Other	16,719	10,074	48,011	27,895

Total segment operating profit	141,386	84,277	370,963	219,595
Less: unallocated costs(1)	72,622	37,256	188,372	92,923
Less: other(2)	—	—	—	96

Income from operations	$68,764	$47,021	$182,591	$126,576

(1)	Includes $7,470 and $21,841 of stock-based compensation expense for the three and nine months ended September 30, 2006. Results for 2005 do not include such expense.
(2)	Represents costs related to the wind-down of the Company’s development facility in Limerick, Ireland. The costs associated with the closure of this facility have been disclosed separately since these costs were not allocated to a reportable segment in management’s internal reporting. During the nine months ended September 30, 2005, the Company recorded additional expenses of $96 and made payments of approximately $600 primarily for severance and retention bonuses. All costs have been paid as of December 31, 2005.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues(1)
North America(2)	$325,715	$206,152	$864,718	$547,271
Europe(3)	49,111	26,281	126,634	74,819
Asia	2,696	3,103	8,485	6,838

Total	$377,522	$235,536	$999,837	$628,928

	As of September 30, 2006	As of December 31, 2005
Long-lived Assets(4)
North America(2)	$49,192	$34,956
Europe	7,746	6,850
Asia(5)	189,412	139,676

Total	$246,350	$181,482

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in United Kingdom of $35,987 and $20,682 and $95,298 and $58,261 for the three and nine months ended September 30, 2006 and 2005, respectively.
(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

No customer accounted for revenues in excess of 10% of total revenues for the three and nine months ended September 30, 2006. JPMorgan Chase and a second customer, each individually, accounted for more than 10% of revenues during the quarter ended September 30, 2005. One customer, JPMorgan Chase, accounted for more than 10% of revenues during the nine months ended September 30, 2005.

Note 10 — Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for the Company beginning in the first quarter of 2007 with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In September of 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin summarizes the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 is effective for reporting periods ending after November 15, 2006. SAB No. 108 is not expected to have a material impact on the Company’s results of operations or financial position.

Note 11 — Subsequent Events

In November 2006, the Company announced the expansion of its existing India real estate development program to include over three million square feet of new space, which is inclusive of the 900,000 square feet of space that was added to the planned construction program in February 2006. The expanded program, expected to commence in the first quarter of 2007, will include the expenditure of approximately $200,000 through the end of 2008 on land acquisition, facilities construction and furnishings to build new fully-owned state-of-the-art development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three and nine months ended September 30, 2006, our revenue increased to $377.5 million and $999.8 million compared to $235.5 million and $628.9 million during the three and nine months ended September 30, 2005. Net income increased to $61.0 million and $163.3 million, respectively, or $0.40 and $1.09 per diluted share, including stock-based compensation expense, net of tax, equal to $0.04 and $0.12 per diluted share, during the three and nine months ended September 30, 2006. This is compared to net income of $40.6 million and $108.6 million or $0.28 and $0.74 per diluted share during the three and nine months ended September 30, 2005, which excludes stock-based compensation expense. The key drivers of our revenue growth during the quarter ended September 30, 2006 were as follows:

•	strong performance of our Healthcare and Other segments, which had revenue growth of approximately 86.0% and 64.7%, respectively, for the quarter as compared to the quarter ended September 30, 2005;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	greater penetration at our European customers.

During 2005 and in the first nine months of 2006, we saw increasing demand from our customers for a broad range of IT solutions particularly high performance web development initiatives and complex systems development engagements, testing, customer relationship management (CRM) and enterprise resource planning (ERP), and data warehousing and business intelligence. We finished the quarter with approximately 330 active clients compared to 247 as of September 30, 2005. During the quarter, the number of strategic clients increased by five to bring the total number of our strategic clients to 82. We define a strategic client as one offering the potential to generate between $5.0 million and $40.0 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 29.4% and 39.6%, respectively, of our total revenues during the quarter ended September 30, 2006 as compared to approximately 33.9% and 45.3%, respectively, for the quarter ended September 30, 2005. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to trend down over time.

In Europe, we continue to experience strong growth. During the quarter ended September 30, 2006, our revenue from European customers increased by approximately 86.8% to approximately $49.1 million compared to approximately $26.3 million in the quarter ended September 30, 2005. For the quarter ended September 30, 2006, revenue from Europe, excluding the UK, increased by approximately $7.5 million or approximately 134.1% from approximately $5.6 million in the quarter ended September 30, 2005 to approximately $13.1 million. Europe will continue to be an area of heavy investment for us in 2006 as we see this region as a growth opportunity for the long-term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT services. Recent NASSCOM (India’s National Association of Software and Services Companies) reports state that India’s IT services export industry grew by 33% in the twelve month period ended March 31, 2006, and IT and IT Enabled export services are projected to grow 27% to 30% in the twelve month period ending March 31, 2007.

Our operating margin decreased to approximately 18.2% for the quarter ended September 30, 2006 compared to 20.0% for the quarter ended September 30, 2005. Excluding stock-based compensation costs of approximately $7.5 million, operating margin for the quarter ended September 30, 2006 was approximately 20.2%. This was in line with our historic targeted operating margin range, excluding stock-based compensation costs, of 19% to 20% of total revenues. Historically, we have invested the profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise, (ii) training our technical staff in a broader range of IT service offerings, (iii) strengthening our business analytic capabilities, (iv) strengthening and expanding our portfolio of services, (v) continuing to expand our geographic presence for both sales and delivery, and (vi) recognizing and rewarding exceptional performance by our employees. In addition, we maintain a deep bench of resources, trained in a broad range of service offerings, in order to be well positioned to respond to our customer requests to take on additional projects. This also has an effect of reducing our operating margins and lowering our utilization levels. For the year ending December 31, 2006, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

We finished the quarter with total headcount of approximately 34,350, an increase of approximately 11,900 over the total headcount at September 30, 2005. The increase in the number of our technical personnel and related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2006. Annualized turnover, including both voluntary and involuntary, was approximately 15.5% during the nine months ended September 30, 2006. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below the global rate. In addition, attrition is weighted toward the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represent less than 20% of our total operating expenses.

We are continuing with our strategy of moving from leased facilities to owned facilities as a way of reducing overall operating costs. In November 2006, we announced the expansion of our existing India real estate development program to include over three million square feet of new space, which is inclusive of the 900,000 square feet of space that we added to our planned construction program in February 2006. The expanded program, expected to commence in the first quarter of 2007, will include the expenditure of approximately $200 million through the end of 2008 on land acquisition, facilities construction and furnishings to build new fully-owned state-of-the-art development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India.

At September 30, 2006, we had cash and cash equivalents and short-term investments of $535.6 million and working capital of approximately $707.9 million. Accordingly, we do not anticipate any near-term liquidity issues.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are recognized in net income in the periods after the date of adoption. Pre-tax stock-based compensation costs of $7.5 million and $21.8 million have been recorded for the three and nine months ended September 30, 2006. In accordance with the modified prospective method of adoption under SFAS No. 123R, prior period financial statements have not been restated to reflect stock-based compensation costs. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of September 30, 2006, our goodwill balance was approximately $26.8 million.

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

Risks. Most of our IT development centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management and our independent auditor to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Part II, Item 1A. “Risk Factors”.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended September 30:

(Dollars in thousands)

	2006	% of Revenues	2005	% of Revenues	Increase	% Increase
Revenues	$377,522	100.0%	$235,536	100.0%	$141,986	60.3%
Operating Expenses:
Cost of revenues (1)	208,427	55.2	128,175	54.4	80,252	62.6
Selling, general and administrative(2)	91,470	24.2	54,759	23.2	36,711	67.0
Depreciation and amortization	8,861	2.4	5,581	2.4	3,280	58.8

Income from operations	68,764	18.2%	47,021	20.0%	21,743	46.2

Other income (expense), net	4,176		2,351		1,825	77.6
Provision for income taxes	11,913		8,789		3,124	35.5

Net income	$61,027	16.2%	$40,583	17.2%	$20,444	50.4%

(1)	Includes stock-based compensation expense for the three months ended September 30, 2006 of $3,441. Exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense for the three months ended September 30, 2006 of $4,029.

The following table includes a non-GAAP financial measure, namely income from operations on a non-GAAP basis, excluding the impact of stock-based compensation resulting from the adoption of SFAS No. 123R. The table also includes reconciliations of income from operations presented in accordance with U.S. generally accepted accounting principles to this non-GAAP measure. Management believes that the presentation of this non-GAAP financial measure provides useful information to investors because our unaudited condensed consolidated statement of operations for the three months ended September 30, 2005 did not reflect the impact of the adoption of SFAS No. 123R and, therefore, the presentation of the non-GAAP financial measure enhances investors’ ability to make period to period comparisons of our operating results. A reconciliation of income from operations as reported and non-GAAP income from operations excluding stock-based compensation expense is as follows for the three months ended September 30:

(Dollars in thousands)

	2006	% of Revenues
Income from operations, as reported	$68,764	18.2%
Add: Stock-based compensation expense	7,470	2.0

Non-GAAP income from operations, excluding stock-based compensation expense	$76,234	20.2%

Revenue. Revenue increased by 60.3%, or approximately $142.0 million, from approximately $235.5 million during the three months ended September 30, 2005 to approximately $377.5 million during the three months ended September 30, 2006. This increase is attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries and continued strength in our customers’ discretionary spending. Revenue from customers existing as of September 30, 2005 increased by approximately $114.6 million and revenue from new customers added since September 30, 2005 was approximately $27.4 million or approximately 7.2% of total revenues for the three months ended September 30, 2006. We had approximately 330 active clients as of September 30, 2006 as compared to 247 active clients as of September 30, 2005. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $64.0 million and $40.4 million, respectively, of the $142.0 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 58.8% and 61.6%, respectively, compared to the quarter ended September 30, 2005 and represented approximately 47.8% and 52.2%, respectively, of total revenues for the quarter ended September 30, 2006. No customer accounted for sales in excess of 10% of revenues during the quarter ended September 30, 2006. JPMorgan Chase and a second customer, each individually, accounted for more than 10% of revenues during the quarter ended September 30, 2005.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting, and the cost of sales commissions related to revenues. Our cost of revenues increased by 62.6%, or approximately $80.3 million, from approximately $128.2 million during the three months ended September 30, 2005 to approximately $208.4 million during the three months ended September 30, 2006. The increase was due to higher compensation and benefits costs of approximately $61.5 million and the inclusion in 2006 of stock-based compensation expense of approximately $3.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 66.3%, or approximately $40.0 million, from approximately $60.3 million during the three months ended September 30, 2005 to approximately $100.3 million during the three months ended September 30, 2006, and increased as a percentage of revenue from 25.6% to 26.6%. The majority of the percentage increase in such expenses was due to stock-based compensation expense of approximately $4.0 million or 1.1% of revenues during the three months ended September 30, 2006.

Income from Operations. Income from operations increased 46.2%, or approximately $21.7 million, from approximately $47.0 million during the three months ended September 30, 2005 to approximately $68.8 million during the three months ended September 30, 2006, representing operating margins of 20.0% and 18.2% of revenues, respectively. The decrease in operating margin was due to stock-based compensation expense of approximately $7.5 million, or 2.0% of revenues, recorded in the three months ended September 30, 2006. Excluding stock-based compensation expense, operating margin for the three months ended September 30, 2006 was 20.2% of revenues.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency gains or losses. The increase in other income/expense, net of $1.8 million is attributed to an increase in interest income of $2.6 million from $2.2 million during the three months ended September 30, 2005 to approximately $4.8 million during the three months ended September 30, 2006, offset by a period-over-period decrease of approximately $0.8 million in income due to the remeasurement of certain balance sheet accounts for movements in foreign currency exchange rates. The increase in interest income is due to higher invested global cash balances and an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $8.8 million during the three months ended September 30, 2005 to approximately $11.9 million during the three months ended September 30, 2006. The effective tax rate of 17.8% for the three months ended September 30, 2005 decreased to 16.3% for the three months ended September 30, 2006 primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday.

Net Income. Net income increased from approximately $40.6 million for the three months ended September 30, 2005 to approximately $61.0 million for the three months ended September 30, 2006, representing 17.2% and 16.2% of revenues, respectively. The decrease in net income as a percentage of revenues compared to the prior period was due to the stock-based compensation expense recorded for the three months ended September 30, 2006, representing a decrease of 2.0% of revenues, offset, in part, by the decrease in the overall effective income tax rate in 2006 equal to 0.3% of revenues and an increase in other income/expense, net, of equal to 0.5% of revenues.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

(Dollars in thousands)

	2006	% of Revenues	2005	% of Revenues	Increase	% Increase
Revenues	$999,837	100.0%	$628,928	100.0%	$370,909	59.0%
Operating Expenses:
Cost of revenues (1)	555,335	55.5	343,937	54.7	211,398	61.5
Selling, general and administrative (2)	238,219	23.8	142,295	22.6	95,924	67.4
Depreciation and amortization	23,692	2.4	16,120	2.6	7,572	47.0

Income from operations	182,591	18.3%	126,576	20.1%	56,015	44.3

Other income (expense), net	12,933		5,533		7,400	133.7
Provision for income taxes	32,262		23,516		8,746	37.2

Net income	$163,262	16.3%	$108,593	17.3%	$54,669	50.3%

(1)	Includes stock-based compensation expense for the nine months ended September 30, 2006 of $9,920. Exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense for the nine months ended September 30, 2006 of $11,921.

The following table includes a non-GAAP financial measure, namely income from operations on a non-GAAP basis, excluding the impact of stock-based compensation resulting from the adoption of SFAS No. 123R. The table also includes reconciliations of income from operations presented in accordance with U.S. generally accepted accounting principles to this non-GAAP measure. Management believes that the presentation of this non-GAAP financial measure provides useful information to investors because our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2005 did not reflect the impact of the adoption of SFAS No. 123R and, therefore, the presentation of the non-GAAP financial measure enhances investors’ ability to make period to period comparisons of our operating results. A reconciliation of income from operations as reported and non-GAAP income from operations excluding stock-based compensation expense is as follows for the nine months ended September 30:

	2006	% of Revenues
Income from operations, as reported	$182,591	18.3%
Add: Stock-based compensation expense	21,841	2.1

Non-GAAP income from operations, excluding stock-based compensation expense	$204,432	20.4%

Revenue. Revenue increased by 59.0%, or approximately $370.9 million, from approximately $628.9 million during the nine months ended September 30, 2005 to approximately $999.8 million during the nine months ended September 30, 2006. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries and continued strength in our customers’ discretionary spending. Revenue from customers existing as of September 30, 2005, increased by $322.8 million and revenue from new customers added since September 30, 2005 was approximately $48.1 million or 4.8% of revenues for the nine months ended September 30, 2006. We had approximately 330 active clients as of September 30, 2006 as compared to 247 active clients as of September 30, 2005. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $168.8 million and $101.3 million, respectively, of the $370.9 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 61.5% and 56.7%, respectively, compared to the nine months ended September 30, 2005 and represented approximately 48.9% and 51.1%, respectively, of total revenues for the nine months ended September 30, 2006. No customer accounted for sales in excess of 10% of revenues during the nine months ended September 30, 2006. JPMorgan Chase accounted for more than 10% of our revenues during the nine months ended September 30, 2005.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting, and the cost of sales commissions related to revenues. Our cost of revenues increased by 61.5%, or approximately $211.4 million, from approximately $343.9 million during the nine months ended September 30, 2005 to approximately $555.3 million during the nine months ended September 30, 2006. The increase was due to higher compensation and benefits costs of approximately $164.2 million and the inclusion in 2006 of stock-based compensation expense of approximately $9.9 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 65.3%, or approximately $103.5 million, from approximately $158.4 million during the nine months ended September 30, 2005 to approximately $261.9 million during the nine months ended September 30, 2006, and increased as a percentage of revenue from 25.2% to 26.2%. The percentage increase in such expenses was primarily due to stock-based compensation expense of approximately $11.9 million or 1.2% of revenues during the nine months ended September 30, 2006.

Income from Operations. Income from operations increased 44.3%, or approximately $56.0 million, from approximately $126.6 million during the nine months ended September 30, 2005 to approximately $182.6 million during the nine months ended September 30, 2006, representing operating margins of 20.1% and 18.3% of revenues, respectively. The decrease in operating margin was due primarily to stock-based compensation expense of approximately $21.8 million, or approximately 2.1% of revenues, recorded in the nine months ended September 30, 2006, offset, in part, by the leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years. Excluding stock-based compensation expense, operating margin for the nine months ended September 30, 2006 was 20.4% of revenues.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency gains or losses. The increase in other income/expense, net of $7.4 million is attributed to an increase in interest income of $6.0 million from approximately $6.1 million during the nine months ended September 30, 2005 to approximately $12.1 million during the nine months ended September 30, 2006 plus a period-over-period increase of approximately $1.4 million in income due to the remeasurement of certain balance sheet accounts for movements in foreign currency exchange rates. The increase in interest income is due to higher invested global cash balances and an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $23.5 million during the nine months ended September 30, 2005 to approximately $32.3 million during the nine months ended September 30, 2006. The effective tax rate of 17.8% for the nine months ended September 30, 2005 decreased to 16.5% for the nine months ended September 30, 2006 primarily due to overall growth in our business which resulted in a greater percentage of Cognizant India’s income falling under the income tax holiday.

Net Income. Net income increased from approximately $108.6 million for the nine months ended September 30, 2005 to approximately $163.3 million for the nine months ended September 30, 2006, representing 17.3% and 16.3% of revenues, respectively. The decrease in net income as a percentage of revenues compared to the prior period was primarily due to the stock-based compensation expense recorded for the nine months ended September 30, 2006, representing a decrease of approximately 2.1% of revenues, offset, in part, by the decrease in the overall effective income tax rate in 2006 equal to 0.3% of revenues and the increase in other income/expense, net, of 0.7% of revenues.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the three months ended September 30, 2006 and 2005 are as follows:

(Dollars in thousands)

	September 30, 2006	September 30, 2005	Increase	%
Revenues:
Financial services	$182,020	$117,999	$64,021	54.3%
Healthcare	87,411	47,001	40,410	86.0
Manufacturing/retail/logistics	55,294	38,483	16,811	43.7
Other	52,797	32,053	20,744	64.7

	September 30, 2006	September 30, 2005	Increase	%
Total revenues	$377,522	$235,536	$141,986	60.3

Segment Operating Profit:
Financial services	$69,703	$42,056	$27,647	65.7%
Healthcare	34,836	20,497	14,339	70.0
Manufacturing/retail/logistics	20,128	11,650	8,478	72.8
Other	16,719	10,074	6,645	66.0

Total segment operating profit	$141,386	$84,277	$57,109	67.8

Financial Services Segment

Revenue. Revenue increased by 54.3%, or approximately $64.0 million, from approximately $118.0 million during the three months ended September 30, 2005 to approximately $182.0 million during the three months ended September 30, 2006. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2005 and customers added since such date was approximately $55.1 million and approximately $8.9 million, respectively. Within the segment, growth was particularly strong among our insurance customers, where revenue increased approximately $27.0 million over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 65.7%, or approximately $27.6 million, from approximately $42.1 million during the three months ended September 30, 2005 to approximately $69.7 million during the three months ended September 30, 2006. The increase in segment operating profit was attributable to increased revenues and achieving continued leverage on prior sales and marketing investments.

Healthcare Segment

Revenue. Revenue increased by 86.0%, or approximately $40.4 million, from approximately $47.0 million during the three months ended September 30, 2005 to approximately $87.4 million during the three months ended September 30, 2006. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2005 and customers added since such date was approximately $35.5 million and approximately $4.9 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $16.8 million over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 70.0%, or approximately $14.3 million, from approximately $20.5 million during the three months ended September 30, 2005 to approximately $34.8 million during the three months ended September 30, 2006. The increase in segment operating profit was attributable to increased revenues partially offset by continuing investment in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 43.7%, or approximately $16.8 million, from approximately $38.5 million during the three months ended September 30, 2005 to approximately $55.3 million during the three months ended September 30, 2006. The increase in revenue within the manufacturing, logistics and retail groups was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2005 and customers added since such date was approximately $10.1 million and approximately $6.7 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 72.8%, or approximately $8.5 million, from approximately $11.7 million during the three months ended September 30, 2005 to approximately $20.1 million during the three months ended September 30, 2006. The increase in segment operating profit was attributable primarily to increased revenues and achieving continued leverage on prior sales and marketing investments.

Other Segment

Revenue. Revenue increased by 64.7%, or approximately $20.7 million, from approximately $32.1 million during the three months ended September 30, 2005 to approximately $52.8 million during the three months ended September 30, 2006. The increase in revenue was primarily due to continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2005 and customers added since such date was approximately $13.9 million and approximately $6.8 million, respectively. The increase can also be attributed to greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 66.0%, or approximately $6.6 million from approximately $10.1 million during the three months ended September 30, 2005 to approximately $16.7 million during the three months ended September 30, 2006. The increase in segment operating profit was attributable to increased revenues.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the nine months ended September 30, 2006 and 2005 are as follows:

(Dollars in thousands)

	September 30, 2006	September 30, 2005	Increase	%
Revenues:
Financial services	$480,463	$311,625	$168,838	54.2%
Healthcare	223,308	122,012	101,296	83.0
Manufacturing/retail/logistics	152,531	112,412	40,119	35.7
Other	143,535	82,879	60,656	73.2

Total revenues	$999,837	$628,928	$370,909	59.0

Segment Operating Profit:
Financial services	$178,216	$107,218	$70,998	66.2%
Healthcare	90,548	50,186	40,362	80.4
Manufacturing/retail/logistics	54,188	34,296	19,892	58.0
Other	48,011	27,895	20,116	72.1

Total segment operating profit	$370,963	$219,595	$151,368	68.9

Financial Services Segment

Revenue. Revenue increased by 54.2%, or approximately $168.8 million, from approximately $311.6 million during the nine months ended September 30, 2005 to approximately $480.5 million during the nine months ended September 30, 2006. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2005 and customers added since such date was approximately $153.1 million and $15.7 million, respectively. Within the segment, growth was particularly strong among our insurance customers, where revenue increased by approximately $81.8 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 66.2%, or approximately $71.0 million, from approximately $107.2 million during the nine months ended September 30, 2005 to approximately $178.2 million during the nine months ended September 30, 2006. The increase in segment operating profit was attributable to increased revenues and achieving continued leverage on prior sales and marketing investments.

Healthcare Segment

Revenue. Revenue increased by 83.0%, or approximately $101.3 million, from approximately $122.0 million during the nine months ended September 30, 2005 to approximately $223.3 million during the nine months ended September 30, 2006. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2005 and customers added since such date was approximately $92.9 million and $8.4 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased $50.4 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 80.4%, or approximately $40.4 million, from approximately $50.2 million during the nine months ended September 30, 2005 to approximately $90.5 million during the nine months ended September 30, 2006. The increase in segment operating profit was attributable to increased revenues partially offset by continuing investment in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 35.7%, or approximately $40.1 million, from approximately $112.4 million during the nine months ended September 30, 2005 to approximately $152.5 million during the nine months ended September 30, 2006. The increase in revenue within the manufacturing, logistics and retail groups was driven by continued expansion of existing customer relationships as well as a significant number of new customers. The increase in revenue from customers existing as of September 30, 2005 and customers added since such date was approximately $29.7 million and $10.4 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 58.0%, or approximately $19.9 million, from approximately $34.3 million during the nine months ended September 30, 2005 to approximately $54.2 million during the nine months ended September 30, 2006. The increase in segment operating profit was attributable to increased revenues and achieving continued leverage on prior sales and marketing investments.

Other Segment

Revenue. Revenue increased by 73.2%, or approximately $60.7 million, from approximately $82.9 million during the nine months ended September 30, 2005 to approximately $143.5 million during the nine months ended September 30, 2006. The increase in revenue was due to the continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2005 and customers added since such date was $47.1 million and $13.6 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 72.1%, or approximately $20.1 million from approximately $27.9 million during the nine months ended September 30, 2005 to approximately $48.0 million during the nine months ended September 30, 2006. The increase in segment operating profit was attributable to increased revenues.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents and short-term investments of approximately $535.6 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore software development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of September 30, 2006, we had working capital of approximately $707.9 million as compared to working capital of approximately $509.6 million as of December 31, 2005. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $134.4 million during the nine months ended September 30, 2006 as compared to cash provided by operations of approximately $93.6 million during the nine months ended September 30, 2005. The increase is primarily attributed to the increase in net income in 2006, partially offset by the reclassification of excess tax benefits on stock option exercises from operating activities to financing activities of approximately $22.7 million in 2006 as required by SFAS No. 123R. Beginning in 2006, income tax benefits generated on exercise of employee stock options in excess of the stock-based compensation costs for the exercised options are required to be reported as an inflow from financing activities. In 2005, this portion of the tax benefit on employee stock option exercises was reported as a cash inflow from operating activities. Trade accounts receivable increased from approximately $154.0 million at December 31, 2005 to approximately $253.9 million at September 30, 2006. Unbilled accounts receivable increased from approximately $22.7 million at December 31, 2005 to approximately $42.8 million at September 30, 2006. The increase in trade accounts receivable and unbilled receivables as of September 30, 2006 was due primarily to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At September 30, 2006, our days of sales outstanding, including unbilled receivables, was approximately 72 days as compared to 67 days at September 30, 2005.

Our investing activities used net cash of approximately $196.2 million during the nine months ended September 30, 2006 as compared to $108.9 million during the nine months ended September 30, 2005. The increase in net cash used in investing activities primarily relates to increased investment of excess cash generated from operations to achieve a higher return on invested balances and greater investment in 2006 to expand our offshore IT development centers.

Our financing activities provided net cash of approximately $58.4 million during the nine months ended September 30, 2006 as compared to $34.5 million during the nine months ended September 30, 2005. The increase relates to the classification in 2006 of excess tax benefits on employee stock option exercises of approximately $22.7 million in financing activities as required by SFAS No. 123R partially offset by the repayment of a credit line and notes payable acquired as part of the AimNet acquisition.

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

During 2006 and 2005, we have not entered into any hedging arrangements nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Commitments and Contingencies

In November 2006, we announced the expansion of our existing India real estate development program to include over three million square feet of new space, which is inclusive of the 900,000 square feet of space that we added to our planned construction program in February 2006. The expanded program, expected to commence in the first quarter of 2007, will include the expenditure of approximately $200 million through the end of 2008 on land acquisition, facilities construction and furnishings to build new fully-owned state-of-the-art development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India. As of September 30, 2006, we had outstanding fixed capital commitments of approximately $11.7 million related to our existing India development center expansion program.

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

Foreign Currency Translation

Overall, we believe that we are not exposed to significant revenue risk resulting from movement in foreign exchange rates as approximately 86% of our year-to-date revenues are generated from customers located in the United States. However, a portion of our costs in India are denominated in local currency and subject to foreign exchange rate fluctuations, which has an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which results in non-operating foreign exchange gains and losses. On an ongoing basis we manage a portion of this risk by limiting our net monetary asset exposure to the Indian Rupee in our Indian subsidiary.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

In September of 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin summarizes the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 is effective for reporting periods ending after November 15, 2006. SAB No. 108 is not expected to have a material impact on our results of operations or financial position.

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

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of September 30, 2006, we had approximately $535.6 million of cash and cash equivalents and short-term investments which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the first quarter of 2006, we implemented a new accounting system resulting in a material change in internal controls over financial reporting. This new system, which went online effective January 1, 2006 and supports our global accounting operations, consisted of the following modules: General Ledger, Accounts Payable, Asset Management, Cash Management and Purchase Order (for our India operations only). We believe the implementation of a new system was necessary to support increased volumes and transaction complexities related to the rapid growth of our business as well as to reduce the number of manual processes employed by the Company. The new system, which required minimal customizations by the Company, was purchased from an industry-leading vendor of enterprise software solutions. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors. Such procedures included the review of requirement documents, user acceptance testing, change management procedures, access controls, data migration strategies and reconciliations, application interface testing and other standard application controls. In addition to our recurring account reconciliations and reviews as part of our normal close process, we also performed incremental substantive procedures during the first, second and third quarters, including analytical assessments to validate the accuracy of key financial balances and amounts and reviews of key reports used in the financial reporting close process.

We completed the testing of key controls over the new accounting system during the third quarter of this year. Based on such testing, pre and post implementation testing procedures, incremental substantive procedures, and recurring account reconciliations and reviews, management concluded that our internal controls over the new accounting system have been operating effectively during the three and nine months ended September 30, 2006. Other than the changes related to this new system, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to continue to develop and expand our offshore facilities in India where, as of September 30, 2006, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

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

As of September 30, 2006, we had contractual commitments of approximately $11.7 million related to capital expenditures on construction or expansion of our development centers. In November 2006, we announced plans to invest approximately $200 million in new fully-owned development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 13% of our revenues for the year ended December 31, 2005 and 14% for the nine months ended September 30, 2006. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

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

For the year ended December 31, 2005, we had an operating margin of 20.1% and for the nine months ended September 30, 2006, operating margin was 18.3%. These margins have declined as a result of the adoption of SFAS 123R, which required us to record stock compensation effective January 1, 2006. They may decline further if we experience declines in demand and pricing for our services. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number of stock options issued and the assumptions used in the stock option pricing model may change resulting in increased stock option expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure and obtaining price increases and have been issuing a lower number of options than in earlier years, we cannot assure you that we will be able to continue to do so in the future.

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

The H-1B visa classification enables United States employers to hire qualified foreign workers in positions that require an education at least equal to a Baccalaureate Degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. In the current federal fiscal year, the limit is 65,000. The FY 2007 cap was reached on May 26, 2006. The FY 2007 cap of 20,000 for graduates of U.S. advance degree programs was reached on July 26, 2006. We will be able to file H-1B applications against the FY 2008 cap beginning on April 1, 2007 for work in H-1B status beginning on October 1, 2007. Each year the H-1B cap is reached at an earlier point prior to the beginning of the fiscal year for which the H-1B’s will be available. However, as a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Higher users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

We also regularly transfer employees of our subsidiary in India to the United States to work on projects and at client sites using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre-approved by the CIS, thus enabling individual L-1 applications to be presented directly to a United States consular post abroad rather than undergoing the pre-approval process in the United States. In recent years, both the United States consular posts that review initial L-1 applications and the CIS offices, which adjudicate extensions of L-1 status, have become more restrictive with respect to this category. As a result, the rate of refusals of initial L-1 applications and of extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have caused major delays in visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

On December 8, 2004, President Bush signed the L-1 Visa Reform Act, which was part of the FY 2005 Omnibus Appropriations Act (Public Law 108-447 at Division J, Title IV). This legislation contained several important changes to the laws governing L-1 visa holders. All of the changes took effect on June 8, 2005. Under one provision of the new law, all L-1 applicants, including those brought to the United States under an L Blanket Program, must have worked abroad with the related company for one full year in the prior three years. The provision allowing Blanket L applicants who had worked abroad for the related company for six months during the qualifying three-year period was revoked. In addition, L-1B holders (intracompany transferees with specialized company knowledge) may not be primarily stationed at the work site of another employer if the L-1B holder will be controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

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

Approximately 87% of our revenue during the year ended December 31, 2005 and 86% during the nine months ended September 30, 2006 was derived from customers located in the United States. In the event of an economic slowdown, our customers may delay or reduce their IT spending significantly, which may in turn lower the demand for our services and could have a material adverse affect on our financial results. Further, hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States could cause customers in the United States to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of September 30, 2006, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price contracts accounting for approximately 25.2% and 25.0% of our revenues for the year ended December 31, 2005 and for the nine months ended September 30, 2006, respectively. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. We bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

If we do not continue to improve our operational, financial and other internal controls and systems to manage our rapid growth, geographic expansion and new service offerings our business may suffer and the value of our shareholders’ investment may be harmed.

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

Our top five customers generated approximately 34% of our revenues in the year ended December 31, 2005 and approximately 30% of our revenues in the nine months ended September 30, 2006. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, other SEC regulations, and the NASDAQ Global Select Market rules, are creating uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

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

Cognizant Technology Solutions Corporation

Date: November 8, 2006	By:	/s/ Lakshmi Narayanan
Lakshmi Narayanan,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2006	By:	/s/ Gordon Coburn
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