Form 10-K
period 2006-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2007-02-16
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-24429

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3728359
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Glenpointe Centre West, Teaneck, New Jersey	07666
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 801-0233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2006, based on $67.37 per share, the last reported sale price on the NASDAQ Global Select Market on that date, was $9,451,819,602.

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 8, 2007 was 142,684,891 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1. Business

Overview

We are a leading provider of custom IT consulting and technology services as well as outsourcing services for Global 2000 companies located in North America, Europe and Asia. Our core competencies include Technology Strategy Consulting, Complex Systems Development, Enterprise Software Package Implementation and Maintenance, Data Warehousing and Business Intelligence, Application Testing, Application Maintenance, Infrastructure Management, and Vertically-Oriented Business Process Outsourcing (V-BPO). We tailor our services to specific industries, and utilize an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located primarily in India.

Industry Background

Many companies today face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in government regulations, globalization and technology innovation. In response to these challenges, many companies are focused on improving productivity, increasing service levels, lowering costs and accelerating delivery times. In order to achieve these goals, companies are focusing on a number of technology-centric areas, such as:

•	Business and IT alignment and optimization;

•	Advanced custom systems development;

•	Data Warehousing and Business Intelligence;

•	Enterprise Resource Planning;

•	Customer Relationship Management;

•	Supply Chain Management;

•	Enterprise 2.0 business models and technology solutions; and

•	Service-Oriented Architectures, Open Source and Radio Frequency Identification (RFID).

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

Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. The effective use of offshore personnel can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies. Certain developing countries, particularly India, have a large talent pool of highly qualified technical professionals that can provide high quality IT and BPO services at a lower cost. India is a leader in IT services, and is regarded as having one of the largest and highest quality pools of talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing, integration and maintenance, as well as technology consulting and infrastructure management. India’s services and software exports continue to see significant growth. According to NASSCOM (India’s National Association of Software and Services Companies), the IT/BPO sector in India was an estimated $24.7 billion industry in 2006, and is projected to grow to greater than $60 billion by 2010.

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

The Cognizant Approach

Our business is organized and managed primarily around our four vertically-oriented business segments:

•	Financial Services;

•	Healthcare;

•	Manufacturing, Retail & Logistics; and

•	Other, which includes Telecommunications, Information Services, Media and High Technology.

This vertical focus has been central to our revenue growth and high customer satisfaction. As the IT Services industry continues to mature, clients are looking for service providers who understand their businesses, industry initiatives, culture and have solutions tailored to meet their individual business needs. We have continued to hire experts out of industry, establish a broad base of business analysts, invest in industry training for our staff, and build out industry-specific services and solutions. This approach is central to our high-levels of on-time delivery and customer satisfaction, as we understand the full context of our clients’ challenges and have deep experience in addressing them.

Our key service areas—IT Consulting and Technology Services, and Outsourcing Services—are delivered to our clients across our four business segments in a standardized, high-quality manner through a Global Delivery Model. These service areas include:

•	IT Consulting and Technology Services

•	Business Process Consulting

•	IT Strategy Consulting

•	Technology Consulting

•	Application Design, Development, Integration and Re-engineering

•	Complex Custom Systems Development

•	DataWarehousing / Business Intelligence (BI)

•	Customer Relationship Management (CRM) System implementation

•	Enterprise Resource Planning (ERP) System implementation

•	Software Testing Services

•	Outsourcing Services

•	Application Maintenance

•	Custom Application Maintenance

•	CRM and ERP Maintenance

•	IT Infrastructure Outsourcing

•	Business Process Outsourcing (BPO)

Business Segments

We are organized around industry verticals, and we report the operations of our business in the following four business segments:

Cognizant’s Business Segments
Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other
Capital Markets	Healthcare	Manufacturing	Telecommunications
Banking Insurance	Life Sciences	Logistics Retail	Media and Information Services High Technology

Financial Services

In 2006, our Financial Services business segment represented approximately 48% of our total revenues. This business segment provides services to our customers operating in the following industries:

•

Capital Markets, focusing on the needs of broker / dealers, asset management firms, depositories, clearing organizations and exchanges. Some of the key areas we help these clients in both driving efficiencies and establishing new capabilities include: Front Office, Middle Office, Back Office, Sales & Brokerage, Research, Exchange Operations and Prime Brokerage solutions.

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

Healthcare

In 2006, our Healthcare business segment represented approximately 23% of our total revenues. This business segment provides services to our customers operating in the following industries:

•

Healthcare. We worked with many leading healthcare organizations, including three of the top five healthcare organizations in the United States. Our Healthcare service teams focus on the following key industry solutions: Broker Compensation, Sales & Underwriting Systems, Provider Management, Plan Sponsor Administration, Electronic Enrollment, Membership, Billing, Claims Processing, Medical Management and Pharmacy Benefit Management. We are also partnering with our customers to enable their IT systems for initiatives such as self service portals (member / provider / broker), consumer-driven healthcare, behavioral health, Medicare Modernization Act (MMA) and healthcare data warehousing and analytics.

•

Life Sciences. We partner with the leading organizations in the Life Sciences industry to assist them with the opportunities and challenges of their rapidly evolving market. In 2006, we worked with seven of the world’s top pharmaceutical companies. We are assisting these companies in dealing with such challenges as: Consolidation, Data Integration, Time to Market, Safety, Globalization and Regulations. Some of our Life Sciences solutions include: Prescriber Behavior Analysis and Insight, Longitudinal Prescription Data Management Systems, Sales Force Compensation Systems, Sales Data and Claims Data Management Systems, Clinical Trial Solutions, 21CFR11 Assessment and Computer Systems Validation, Data Mining and Business Intelligence Solutions, e-Business and Data Portals, and ERP implementation, upgrade, and maintenance services.

Manufacturing / Retail / Logistics

In 2006, our Manufacturing, Logistics & Retail business segment represented approximately 15% of our total revenues. This business segment services customers in the following industry groups:

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

•

Retail. We serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers and large mass-merchandise discounters. We deliver the best of both worlds: in-depth experience with retailing applications and a strong enterprise architecture foundation. As a result, we have helped retailers:

•	Upgrade supply chain systems, ranging from order management to category and space management, warehouse management, logistics management, pricing and promotions, and merchandising management;

•	Implement new point of sale solutions that embrace new international standards and provide new flexibility for supporting new merchandising initiatives;

•

Implement point solutions developed by our Retail Center of Excellence. The Center of Excellence has built solution accelerators and defined implementation methodologies for multi-channel integration, and for Point of Sale systems migration;

•	Accelerate the implementation of enterprise and customer relationship management; and

•	Improve business intelligence effectiveness.

Other

The Other reportable business segment is an aggregation of operating segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other business segment includes telecommunications, information services, media and high technology operating segments. In 2006, our Other reportable business segment represented approximately 14% of our total revenues. A description of operating segments included in Other is as follows:

•

Telecommunications. Our Telecommunications industry practice serves some of the world’s leading telecommunications service providers, equipment vendors and software vendors. We have several industry-specific solutions, including: OSS / BSS Implementation, Network Management Services, Mobile Applications, Conformance Testing, Product Lifecycle Management, Product Implementation, Portals, Business Activity Monitoring, Mobile Systems Integration, Broadband Evolution Services and Billing Quality Assurance.

•

Media and Information Services. We have an extensive track record working with some of the world’s largest media and entertainment companies. With the emergence of digital technologies promising to revolutionize the business, we are ready to offer the consulting and outsourcing services to help media and entertainment companies concentrate on their end product. Some of our solutions include:

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

Our Solution and Services

We believe that we have developed an effective integrated on-site/offshore business model and that this business model will be a critical element of our continued growth. To support this business model, at December 31, 2006, we employed over 38,800 IT professionals and support staff globally. We have also established facilities, technology and communications infrastructure in order to support our business model.

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

•

Application Design, Development, Integration and Re-engineering. Define customer requirements, write specifications and design, develop, test and integrate software across multiple platforms including Internet technologies. Modify and test applications to enable systems to function in new operating environments. In addition, these services include DataWarehousing / Business Intelligence (BI), ERP and CRM implementation services, as well as testing services. We follow either one of two alternative approaches to application development and integration:

•	full life-cycle application development, in which we assume start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

•	cooperative development, in which our employees work with a customer’s in-house IT personnel to jointly analyze, design, implement, test and integrate new systems.

In both of these approaches, our on-site team members work closely and collaboratively with our clients. Detailed design, implementation and testing are generally performed offshore at our 28 IT development centers located in India and China, as well as our development centers in Boston, Chicago, Phoenix, Amsterdam and Toronto. In addition, we maintain an on-site presence at each customer location in order to address evolving customer needs and resulting changes to the project.

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

•

Software Testing Service. Our Software Testing service offering has experienced significant growth in the past several years. Through this practice, we provide an independent verification and validation service focused exclusively on supporting the software testing needs of our clients. Our testing service has four key offerings: 1.) Independent Functional Testing, 2.) Test Automation, 3.) Test Process Consulting, and 4.) Performance Testing. We utilize our own Managed Test Center process model to ensure our client’s receive the highest quality code possible after it has been tested by us. We focus our Managed Test Centers on specific domains (e.g., specific industries and software solutions), ensuring we tailor our testing solutions to the particular needs of our clients.

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

•

IT Infrastructure Services. We provide IT Infrastructure Management Outsourcing services. This is a newer service at Cognizant, but one where we anticipate growing demand in the coming years. As a result of our acquisition of AimNet Solutions, Inc. in September 2006, we now provide service capability in redundant Network Operating Centers (NOCs) in North America and India through which we are able to provide significant scale, quality and cost savings to our clients in IT Infrastructure Services. We focus on a number of key areas, including such key areas of infrastructure management as: Networks, Servers, Middleware, Security, Vendors, Storage, Messaging, Databases, and Desktops. We can provide these through an IT Service Desk model, focusing on such areas as IT Operations and IT Help Desk.

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

In addition to our industry-specific expertise and focus, our strengths, which we believe differentiate us from other IT service providers, include the following:

Established and Scalable Proprietary Processes. We have developed proprietary methodologies for integrating on-site and offshore teams to facilitate cost-effective, on-time delivery of high-quality projects. These methodologies comprise our proprietary Q*VIEW software engineering process, which is available to all on-site and offshore programmers. We use this ISO 9001:2000 certified process to define and implement projects from the design, development and deployment stages through on-going application maintenance. For most projects, Q*VIEW is used as part of an initial setting up of processes that allows us to define the scope and risks of the project and subdivide the project into smaller phases with frequent deliverables and feedback from customers. We also use our Q*VIEW process to detect, mitigate and correct possible quality defects and to establish appropriate contingencies for each project. In order to ensure implementation of the quality process, we assign a quality facilitator to each project who reports to a centralized quality assurance and software engineering group. This group performs, on a sample basis, quality audits, deliverables verifications, metrics collection and analysis, which are used to improve processes and methodologies. These processes and methodologies have proven to be scalable, as we have significantly increased the number of offshore development centers, customers and projects. In addition, all of our principal development centers have been assessed by KPMG LLP at Level 5 (the highest possible rating) of both the Capability Maturity Model and the Capability Maturity Model Integration of the Software Engineering Institute at Carnegie Mellon University, which are widely recognized means of measuring the quality and maturity of an organization’s software development and maintenance processes. In addition, all of our principal development centers have been certified by the STQC Directorate Ministry of Communications and Information Technology, Government of India (the accreditation authority for companies in India) under the internationally recognized BS 7799 Part 2:2002 Information Security Standards, a comprehensive set of controls comprising best practices in information security and business continuity planning. Our quality management system has also been certified by KPMG to International Standard ISO 9001:2000 of the International Organization for Standardization, an internationally recognized standard for quality management systems directed to the achievement of business results, including satisfaction of customers and others. In addition, in late 2006 (through our Coimbatore facility) Cognizant became the first company to achieve Maturity Level 5 of CMMI v1.2 Model of SCAMPI v1.2.

Highly Skilled Workforce. Our managers and senior technical personnel provide in-depth project management expertise to customers. To maintain this level of expertise, we have placed significant emphasis on recruiting and training our workforce of highly skilled professionals. We have over 3,000 project managers and senior technical personnel around the world, many of whom have significant work experience in North America, Europe and Asia. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide five months of combined classroom and on-the-job training to newly hired programmers, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff. We were recently assessed by KPMG at Level 5 (the highest possible rating) of the People Capability Maturity Model (P-CMM) of the Software Engineering Institute at Carnegie Mellon University, a widely recognized means of implementing best current practices in fields such as human resources, knowledge management, and organizational development which improves our processes for managing and developing our workforce and addressing critical people issues.

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

International time differences enable our offshore teams located in India to access a customer’s computing facilities located in North America, Europe and the Asia Pacific region during off-peak hours. This ability to perform services during off-peak hours enables us to complete projects more rapidly and does not require our customers to invest in duplicative hardware and software. In addition, for large projects with short time frames, our offshore facilities allow for parallel processing of various development phases to accelerate delivery time. In addition, we can deliver services more rapidly than some competitors without an offshore labor pool because our lower labor costs enable us to cost-effectively assign more professionals to a project.

Business Strategies

Our objectives are to maximize stockholder value and enhance our position as a leading provider of custom IT services. We implement the following core strategies to achieve these objectives:

Further Develop Long-Term Customer Relationships. We have strong long-term strategic relationships with our customers and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our customers’ chief information officers, or other IT decision makers, by offering a wide array of cost-effective high quality services. Approximately 96% of our revenues in the year ended December 31, 2006, were derived from customers who had been using our services at the end of 2005. We also seek to leverage our experience with a customer’s IT systems into new business opportunities. Knowledge of a customer’s processes and IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional development and maintenance projects from that customer.

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

Expand Domestic and International Geographic Presence. As we expand our customer base, we plan to open additional sales and marketing offices in North America, Europe and Asia. It is expected that this expansion will facilitate sales and service to existing and new customers. We have established sales and marketing offices in Atlanta, Boston, Chicago, Dallas, Minneapolis, Phoenix, Los Angeles, Norwalk, San Francisco and Teaneck. In addition, we have been pursuing market opportunities internationally through our offices in Toronto, London, Frankfurt, Paris, Zurich, Geneva, Amsterdam, Shanghai, Tokyo, Melbourne and Singapore.

Continue to be an Employer of Choice in the Industry. As a rapidly growing professional services firm, a key attribute of our continued success is an ability to continually hire, assimilate, motivate and retain the best talent possible in the industry. We have developed strong relationships with key universities around the world, and in particular in India, to provide a continual funnel of talented staff from Tier One schools. In addition, we continue to expand our presence and brand in our key supply markets to ensure our continued momentum in making senior lateral hires from competing IT services firms and industry as needed to support our client needs and growth. We also invest heavily in training programs (centered around Cognizant Academy), motivational programs and career development to ensure personal professional growth for each of our associates.

Pursue Selective Strategic Acquisitions, Joint Ventures and Strategic Alliances. We believe that opportunities exist in the fragmented IT services market to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence and our capabilities more rapidly, especially in geographic markets and key industries. For example, in 2006 we acquired AimNet Solutions, a leading IT Infrastructure Management services firm based in Holliston, Massachusetts to provide us, and our customers, with further depth in IT Infrastructure Management services. In addition, through our working relationships with independent software vendors we obtain projects using the detailed knowledge we gain in connection with a joint development process. Finally, we will continue to strategically partner with select IT service firms that offer complementary services in order to best meet the requirements of our customers.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our Teaneck, New Jersey headquarters and our business development offices located across the country and the world in Atlanta, Boston, Chicago, Dallas, Minneapolis, Norwalk, Phoenix, Los Angeles, San Francisco, Teaneck, London, Amsterdam, Frankfurt, Zurich, Geneva, Paris, Shanghai, Toronto, Tokyo, Melbourne and Singapore. At December 31, 2006, we had approximately 57 direct sales persons and over 328 account managers. The sales and marketing group works with our technical team as the sales process moves closer to the customer’s selection of an IT service provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

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

Customers

The number of customers served by us has increased significantly in recent years. As of December 31, 2006, we were providing services to approximately 400 customers, as compared to approximately 250 customers as of December 31, 2005, and 233 customers as of December 31, 2004.

For the year ended December 31, 2006, we derived our revenues from the following business segments: 48% from Financial Services, 23% from Healthcare, 15% from Retail/Manufacturing/Logistics and 14% from Other.

We provide services either on a time-and-material basis or on a fixed price basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year. While no individual customer accounted for greater than 10% of our revenues in the fiscal year ended December 31, 2006 or 2005, approximately 13.7% of our revenues in the fiscal year ended December 31, 2004 were generated from JPMorgan Chase.

Our customers include:

ACNielsen Corporation	First Data Corporation
ADP Incorporated	IMS Health Incorporated
Brinker International Incorporated	JPMorgan Chase
CCC Information Services Incorporated	Metropolitan Life Insurance Company
Computer Sciences Corporation	Royal & SunAlliance USA
The Dun & Bradstreet Corporation	United Healthcare

Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2006	2005	2004
Percent of revenues from top five customers	29%	34%	38%
Percent of revenues from top ten customers	39%	46%	52%
Revenues under fixed-bid contracts as a percent of revenues	25%	25%	24%

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

Our most direct competitors include, among others, Infosys Technologies, Tata Consultancy Services and WIPRO, which utilize an integrated on-site/offshore business model comparable to that used by us. We also compete with large IT service providers with greater resources than us, such as Accenture, Computer Sciences Corporation, Electronic Data Systems and IBM Global Services. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate.

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

On July 1, 1998, Nielsen Media Research, Inc., the successor in interest to Cognizant Corporation, assigned all of its right, title and interest in and to the marks COGNIZANT and C & Design to Cognizant Technology Solutions Corporation. On February 6, 2003, we assigned certain of our assets, including all of our intangible assets, to our wholly-owned U.S. subsidiary, Cognizant Technology Solutions U.S. Corporation. As of December 31, 2006, Cognizant Technology Solutions U.S. Corporation is the owner of three trademark registrations for COGNIZANT and C & Design and a pending trademark application for MANAGED TEST CENTER in the United States, two pending trademark applications for C & Design in India, a pending application for COGNIZANT in Spain and the European Union and 11 pending applications for COGNIZANT and C & Design in Malaysia. In addition, as of December 31, 2006, Cognizant Technology Solutions U.S. Corporation held a total of 235 trademark registrations in 62 countries.

Employees

As of December 31, 2006, we employed approximately 38,800 persons, including over 7,200 persons on a full-time basis in various locations throughout North America. We also employed over 900 persons on a full-time basis in various locations throughout Europe, principally in the United Kingdom, and approximately 30,700 persons in the Asia Pacific region, including approximately 30,400 on a full-time basis in our offshore IT development centers in India. None of our employees are subject to a collective bargaining arrangement. We consider our relations with our employees to be good.

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

Our Executive Officers

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Lakshmi Narayanan(1)	53	Vice Chairman of the Board of Directors	2007

Francisco D’Souza(2)	38	President and Chief Executive Officer	2007

Gordon Coburn(3)	43	Chief Financial and Operating Officer, Treasurer and Secretary	2007

Ramakrishnan Chandrasekaran(4)	49	President and Managing Director, Global Delivery	2006

Rajeev Mehta(5)	40	Chief Operating Officer, Global Client Services	2006

(1)

Lakshmi Narayanan was appointed Vice Chairman of the Board of Directors, effective January 1, 2007. Mr. Narayanan served as our Chief Executive Officer from December 2003 through December 2006 and as our President from March 1998 through December 2006. Mr. Narayanan joined our Indian subsidiary as Chief Technology Officer in 1994 and was elected President of such subsidiary on January 1, 1996. Prior to joining us, from 1975 to 1994, Mr. Narayanan was the regional head of Tata Consultancy Services, a large consulting and software services company located in India. Mr. Narayanan holds a Bachelor of Science degree, a Master of Science degree and a Management degree from the Indian Institute of Science.

(2)

Francisco D’Souza was appointed President and Chief Executive Officer, effective January 1, 2007. Mr. D’Souza served as our Chief Operating Officer from December 2003 through December 2006. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D’Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D’Souza was employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D’Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D’Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D’Souza holds a Bachelor of Business Administration degree from the University of East Asia and a Master of Business Administration degree from Carnegie-Mellon University.

(3)

Gordon Coburn was appointed Chief Operating Officer, effective January 1, 2007. Mr. Coburn continues to serve as our Chief Financial Officer, Treasurer and Secretary, positions he has held since his election in March 1998. Mr. Coburn served as our Executive Vice President from December 2003 through December 2006. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director – Group Finance & Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn serves on the board of directors of ICT Group, Inc. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College.

(4)

Ramakrishnan Chandrasekaran was appointed President and Managing Director, Global Delivery in August 2006. Mr. Chandrasekaran served as our Executive Vice President and Managing Director from January 2004 through July 2006. Prior to that, from November 1999 to January 2004, he served as our Senior Vice President responsible for the ISV relationships, key alliances, capacity growth, process initiatives, business development and offshore delivery. Mr. Chandrasekaran joined us as Assistant Vice President in December 1994, before getting promoted to Vice President in January 1997. Mr. Chandrasekaran has more than 20 years of experience working in the IT services industry. Prior to joining us, Mr. Chandrasekaran worked with Tata Consultancy Services. Mr. Chandrasekaran holds a Mechanical Engineering degree and Master of Business Administration degree from the Indian Institute of Management.

(5)

Rajeev Mehta was appointed Chief Operating Officer, Global Client Services in August 2006 and is responsible for our sales, business development and client relationship management organizations. Mr. Mehta, who joined Cognizant in 1997, most recently served as Senior Vice President and General Manager of our Financial Services Business Unit, a position he held from June 2005 to August 2006. From November 2001 to June 2006, he served as our Vice President and General Manager of our Financial Services Business Unit. From January 1998 to November 2001, Mr. Mehta served as our Director of the Central Region. Mr. Mehta served as our Senior Manager of Business

Development from January 1997 to January 1998. Prior to joining Cognizant in 1997, Mr. Mehta was involved in implementing GE Information Services offshore outsourcing program and also held consulting positions at Deloitte & Touche and Andersen Consulting. Mr. Mehta holds a Bachelor of Science degree from the University of Maryland and a Master of Business Administration degree from Carnegie-Mellon University.

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

On April 12, 2004, the Board of Directors declared a conditional two-for-one stock split to be effected by a 100% stock dividend payable on June 17, 2004 to stockholders of record as of May 27, 2004. The stock split was subject to stockholder approval, which was obtained on May 26, 2004 and, as a result, the stock dividend was paid on June 17, 2004 to stockholders of record as of May 27, 2004.

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

Available Information

We make available the following public filings with the Securities and Exchange Commission, or the SEC, free of charge through our Web site at www.cognizant.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC:

•	our Annual Reports on Form 10-K and any amendments thereto;

•	our Quarterly Reports on Form 10-Q and any amendments thereto; and

•	our Current Reports on Form 8-K and any amendments thereto.

In addition, we make available our code of business conduct and ethics free of charge through our Web site. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and posting it on our Web site.

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

We intend to continue to develop and expand our offshore facilities in India where, as of December 31, 2006, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

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

As of December 31, 2006, we had contractual commitments of approximately $57.7 million related to capital expenditures on construction or expansion of our development centers. In November 2006, we announced plans to invest approximately $200 million in new fully-owned development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 14% of our revenues for the fiscal year ended December 31, 2006, 13% of our revenues for the fiscal year ended December 31, 2005 and 13% of our revenues for the fiscal year ended December 31, 2004. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues before reimbursements, operating income and the value of balance-sheet items originally denominated in other currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

We face intense competition from other IT service providers.

The intensely competitive IT professional services market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

•	systems integration firms;

•	contract programming companies;

•	application software companies;

•	Internet solutions providers;

•	the professional services groups of computer equipment companies; and

•	infrastructure management and outsourcing companies.

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

For the year ended December 31, 2006, we had an operating margin of 18.2% compared to an operating margin of 20.1% for year ended December 31, 2005. Our operating margin has declined as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS No. 123R), which required us to record stock compensation expense for stock option grants in our consolidated statement of operations effective January 1, 2006. Our operating margin may decline further if we experience declines in demand and pricing for our services. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number of stock options issued and the assumptions used in the stock option pricing model may change resulting in increased stock option expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure, obtaining price increases and issuing a lower number of options than in earlier years, we cannot assure you that we will be able to continue to do so in the future.

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

Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

Our business depends in part upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. In challenging economic environments, our clients may reduce or defer their spending on new technologies in order to focus on other priorities. At the same time, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of use of technology in business or our clients’ spending on technology in business declines, or if we cannot convince our clients or potential clients to embrace new technology solutions, our results of operations could be adversely affected.

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

The H-1B visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a Baccalaureate Degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. In the current federal fiscal year, the limit is 65,000. The fiscal year 2007 cap was reached on May 26, 2006. The FY 2007 cap of 20,000 for graduates of U.S. advance degree programs was reached on July 26, 2006. We will be able to file H-1B applications against the FY 2008 cap beginning on April 1, 2007 for work in H-1B status beginning on October 1, 2007. Each year the H-1B cap is reached at an earlier point prior to the beginning of the fiscal year for which the H-1B’s will be available. However, as a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Higher users of the H-1B visa program are subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

We also regularly transfer employees of our subsidiary in India to the United States to work on projects and at client sites, using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related U.S. companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre-approved by the CIS, thus enabling individual L-1 applications to be presented directly to a U.S. consular post abroad rather than undergoing the pre-approval process in the United States. In recent years, both the U.S. consular posts that review initial L-1 applications and the CIS offices, which adjudicate extensions of L-1 status, have become more restrictive with respect to this category. As a result, the rate of refusals of initial L-1 applications and of extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by U.S. consular posts around the world have delayed visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

On December 8, 2004, President Bush signed the L-1 Visa Reform Act, which was part of the FY 2005 Omnibus Appropriations Act (Public Law 108-447 at Division J, Title IV). This legislation contained several important changes to the laws governing L-1 visa holders. All of the changes took effect on June 8, 2005. Under one provision of the new law, all L-1 applicants, including those brought to the United States under a Blanket L Program, must have worked abroad with the related company for one full year in the prior three years. The provision allowing Blanket L applicants who had worked abroad for the related company for six months during the qualifying three-year period was revoked. In addition, L-1B holders (intracompany transferees with specialized company knowledge) may not be primarily stationed at the work site of another employer if the L-1B holder will be controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

We do not place L-1B workers at third party sites where they are under the supervision of a different employer, nor do we place L-1B holders at third party sites in an arrangement to provide labor for the third party, without providing a service involving our specialized knowledge. Since implementation of the new law, we have not encountered any difficulty in establishing this fact to CIS’s satisfaction. However, the United States Department of State is still in the process of implementing this provision at U.S. consular posts abroad. If these posts decide to interpret these provisions in a very restrictive fashion, this could impair our ability to staff our projects in the United States with resources from our entities abroad. In addition, CIS has not yet issued regulations governing these new provisions. If such regulations are restrictive in nature, this could impair our ability to staff our projects in the United States with resources from our entities abroad.

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

In addition to immigration restrictions in the United States, there are certain restrictions on transferring our employees to work in the United Kingdom, where we have experienced significant growth. The United Kingdom requires that employees who are not nationals of the European Economic Area (EEA), which includes nationals of all European Union countries (except Bulgaria and Romania) plus Iceland, Norway, Liechtenstein and Switzerland, to obtain an intra-company transfer work permit before beginning to perform work. Under the work permit regulations, in order for us to transfer our non-EEA employees to the United Kingdom, we must demonstrate that the employee had been employed by us for at least six months prior to the transfer and that the position in the United Kingdom requires someone with either: (1) a United Kingdom degree level qualification; or (2) a Higher National Diploma (HND) level occupational qualification which is relevant to the UK position; or (3) a general HND level qualification plus one year’s work experience doing the type of job for which the work permit is sought; or (4) at least three years’ high-level specialist skills acquired through doing the type of job for which the work permit is sought. These restrictions restrain our ability to add the skilled professionals we need for our operations in Europe, and could have an adverse affect on our international strategy to expand our presence in Europe. As a result, the work permit legislation in the United Kingdom could have a material adverse effect on our business, results of operations and financial condition.

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

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

Because we provide services to clients throughout the world, we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable regulatory requirements, could have a material adverse effect on our business, results of operations and financial condition.

Anti-outsourcing legislation, if adopted, could adversely affect our business, financial condition and results of operations and impair our ability to service our customers.

The issue of outsourcing of services abroad by U.S. companies is a topic of political discussion in the United States. Measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and in numerous state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the ongoing debate over this issue, the introduction of such legislation is possible. If introduced, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives or intellectual property transfer restrictions. In the event that any of these measures become law, our business, financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.

An economic slowdown, hostilities involving the United States, and other acts of terrorism, violence or war could delay or reduce the number of new purchase orders we receive and impair our ability to service our customers, thereby adversely affecting our business, financial condition and results of operations.

Approximately 86% of our revenue during the year ended December 31, 2006 was derived from customers located in the United States. In the event of an economic slowdown, our customers may delay or reduce their IT spending significantly, which may in turn lower the demand for our services and could have a material adverse affect on our financial results. Further, hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States could cause customers in the United States to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of December 31, 2006, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

Our inability to employ and effectively implement the right systems, processes and tools to manage our large and expanding enterprise could have a material adverse effect on our business, results of operations and financial condition.

In 2006, we began implementing new financial and human resource software systems to improve our organizational processes, internal controls and efficiency, and accommodate our anticipated growth. Additionally, to streamline our general and administration infrastructure and costs as a percentage of revenue, and ensure that we can appropriately scale our operations as our business expands, we are redesigning many operational processes and transitioning certain internal, non-billable roles to our offices in India. These activities principally relate to finance, human resources and certain IT functions. If we do not timely, efficiently and effectively upgrade or replace systems, redesign processes and implement the preceding role transitions as our business requires, we may be unable to support our growth effectively or realize cost savings as quickly as expected and maintain effective internal controls over financial reporting. Additionally, the quality of our services may decline and our ability to compete successfully and achieve our business objectives could be impaired if we are unable to successfully complete these initiatives. If we do not continue to employ and effectively implement the right systems, processes and tools to manage our large and expanding enterprise, it could have a material adverse effect on our business, results of operations and financial condition.

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

Effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas,” we no longer accrue incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent on repatriating Indian earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income rate in 2006. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

A significant portion of our projects are on a fixed-price basis, subjecting us to the risks associated with cost over-runs and operating cost inflation.

We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price contracts accounting for approximately 25% of our revenues for the fiscal year ended December 31, 2006 and approximately 25% of our revenues for the fiscal year ended December 31, 2005. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. We bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

As part of our growth strategy, we are expanding our operations in Europe, Asia and Latin America. We may not be able to compete effectively in these markets and the cost of entering these markets may be substantially greater than we expect. If we fail to compete effectively in the new markets we enter, or if the cost of entering those markets is substantially greater than we expect, our business, results of operations and financial condition could be adversely affected. In addition, if we cannot compete effectively, we may be required to reconsider our strategy to invest in our international expansion plans and change our intent on the repatriation of our earnings.

We rely on a few customers for a large portion of our revenues.

Our top five customers generated approximately 29% of our revenues in the fiscal year ended December 31, 2006, approximately 34% of our revenues in the fiscal year ended December 31, 2005 and approximately 38% of our revenues in the fiscal year ended December 31, 2004. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

We generally do not have long-term contracts with our customers and our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

Consistent with industry practice, we generally do not enter into long-term contracts with our customers. A majority of our contracts can be terminated by our clients with short notice. As a result, we are substantially exposed to volatility in the market for our services, and may not be able to maintain our level of profitability.

When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate associated costs in a timely manner. Consequently, our profit margins in subsequent periods could be lower than expected. If we are unable to market our services on terms we find acceptable, our financial condition and results of operations could suffer materially.

Our profitability could suffer if we are not able to maintain favorable pricing rates.

Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	our competitors’ pricing policies;

•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over increasingly longer contract periods;

•	bid practices of clients and their use of third-party advisors;

•	the use by our competitors and our clients of off-shore resources to provide lower-cost service delivery capabilities; and

•	general economic and political conditions.

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

Our profitability could suffer if we are not able to maintain favorable utilization rates.

The cost of providing our services, including the utilization rate of our professionals, affects our profitability. If we are not able to maintain an appropriate utilization rate for our professionals, our profit margin and our profitability may suffer. Our utilization rates are affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

•	our ability to manage attrition; and

•	our need to devote time and resources to training, professional development and other non-chargeable activities.

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

If we are unable to protect our intellectual property rights, our business may be adversely affected.

Our future success will depend in part on our ability to protect our proprietary methodologies and other intellectual property. We presently hold no patents or registered copyrights, and rely upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect our intellectual property rights. Existing laws of some countries in which we provide services or solutions might offer only limited protection of our intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. We believe that laws, rules, regulations and treaties in effect in the United States and India are adequate to protect us from misappropriation or unauthorized use of our copyrights. However, there can be no assurance that these laws will not change and, in particular, that the laws of India or the United States will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States or from the United States to India. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of any of our intellectual property, or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. Unauthorized use of our intellectual property may result in development of technology, products or services which compete with our products and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. If we are unable to protect our intellectual property, our business may be adversely affected.

Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we could have infringement claims asserted against us or against our clients. These claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In a number of our contracts, we have agreed to indemnify our clients for any expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We might not be able to enter into these royalty or licensing arrangements on acceptable terms. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages. We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents for software products and processes. Any infringement claim or litigation against us could have a material adverse effect on our business, results of operations and financial condition.

We could lose our ability or be unable to secure the right to utilize the intellectual property of others. Third-party suppliers of software, hardware or other intellectual assets could be unwilling to permit us to use their intellectual property or be acquired or used, and this could impede or disrupt use of their products or services by us and our clients. If our ability to provide services and solutions to our clients is impaired, our operating results could be adversely affected.

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

To deliver our services to our customers, we must maintain a high speed network of satellite, fiber optic and land lines and active voice and data communications 24 hours a day between our main offices in Chennai, our other IT development centers in India and globally and the offices of our customers worldwide. Although we maintain redundancy facilities and satellite communications links, any systems failure or a significant lapse in our ability to transmit voice and data through satellite and telephone communications could result in lost customers and curtailed operations which would reduce our revenue and profitability.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

In November 2006, we announced the expansion of our existing India real estate development program to include over three million square feet of new space, which is inclusive of the 900,000 square feet of space that we added to our planned construction program in February 2006. The expanded program will include the expenditure of approximately $200 million through the end of 2008 on land acquisition, facilities construction and furnishings to build new fully-owned state-of-the-art development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India.

Below is a summary of IT development facilities in India and China and our executive office in Teaneck, New Jersey.

Location	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage
IT Development Facilities:
India
Chennai	9	1,183,552	891,220	2,074,772
Coimbatore	3	204,650	—	204,650
Kolkata	4	156,614	190,182	346,796
Bangalore	4	204,324	225,000	429,324
Hyderabad	2	243,944	—	243,944
Pune	3	159,958	343,703	503,661
Mumbai	1	73,235	—	73,235
Cochin	1	36,900	—	36,900
Shanghai, China	1	43,055	—	43,055

Total	28	2,306,232	1,650,105	3,956,337

Executive Office:
Teaneck	1	42,521	—	42,521

We operate out of our Teaneck, New Jersey headquarters and our regional and international offices. We have business development offices in the following cities: Atlanta, Boston, Chicago, Dallas, Minneapolis, Norwalk, Phoenix, Los Angeles, San Francisco, Teaneck, London, Amsterdam, Frankfurt, Zurich, Geneva, Paris, Shanghai, Toronto, Tokyo, Melbourne and Singapore. In addition, we operate IT development facilities in Boston, Chicago, Phoenix, Toronto and Amsterdam. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

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

Item 4. Submission of Matter to a Vote of Security Holders

None.

PART II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

Our Class A common stock trades on the NASDAQ Global Select Market (NGS) under the symbol “CTSH”.

The following table describes the per share range of high and low sale prices for shares of our Class A common stock, as listed for quotation on the NGS, and the quarterly cash dividends per share for the periods indicated.

Quarter Ended	High	Low	Cash Dividend Per Share
March 31, 2005	$48.62	$35.86	$0.00
June 30, 2005	$50.17	$39.94	$0.00
September 30, 2005	$50.05	$44.00	$0.00
December 31, 2005	$52.25	$43.00	$0.00
March 31, 2006	$60.16	$49.20	$0.00
June 30, 2006	$69.01	$56.88	$0.00
September 30, 2006	$75.06	$61.05	$0.00
December 31, 2006	$82.21	$72.63	$0.00

As of December 31, 2006, the approximate number of holders of record of our Class A common stock was 226 and the approximate number of beneficial holders of our Class A common stock was 41,000.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of the business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of our Class A Common Stock that may be issued under our existing equity compensation plans. The Company has four equity compensation plans, each of which has been approved by the stockholders of the Company: (1) Amended and Restated 1999 Incentive Compensation Plan, which we refer to as the Incentive Plan; (2) Non-Employee Directors’ Stock Option Plan, which we refer to as the Director Plan; (3) the Key Employees Stock Option Plan; and (4) the 2004 Employee Stock Purchase Plan. For a description of each of the Company’s equity compensation plans, please see Note 10 to the consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders(1)	14,447,358	(2)	$20.55	3,603,161	(3)
Equity compensation plans not approved by security holders	—			—

Total	14,447,358			3,603,161

(1)	Consists of the Incentive Plan, the Director Plan, the Key Employees’ Stock Option Plan and the 2004 Employee Stock Purchase Plan.
(2)	Excludes purchase rights outstanding under the 2004 Employee Stock Purchase Plan. Under such plan, employees may purchase up to $25,000 worth of stock annually at price per share equal to 90% of the lower of the fair market value per share on the first day of the purchase period or the fair market value per share on the last day of the purchase period.
(3)	Includes 1,569,123 shares of Class A Common Stock available for future issuance under the Incentive Plan. Also includes 4,000 shares of Class A Common Stock available for future issuances pursuant to the Director Plan and 2,030,038 shares of Class A Common Stock issuable under the 2004 Employee Stock Purchase Plan.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the fourth quarter of 2006.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the fourth quarter of 2006.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Nasdaq 100 Index, S&P MidCap 400 Index, S&P 500 Index and a Peer Group Index (capitalization weighted) for the period beginning January 1, 2002 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)

Among Cognizant, the Nasdaq 100 Index, the S&P MidCap 400 Index(3), the S&P 500 Index

And a Peer Group Index(4) (Capitalization Weighted)

	Base Period 12/31/01	Years Ending
Company / Index		12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
COGNIZANT TECHNOLOGY SOLUTIONS CORP	100	176.26	334.11	619.77	736.02	1129.72
S&P MIDCAP 400 INDEX	100	85.49	115.94	135.05	152.00	167.69
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
NASDAQ 100	100	62.42	93.08	102.79	104.32	111.40
PEER GROUP	100	87.33	132.19	166.67	182.11	243.71

(1)	Graph assumes $100 invested on January 1, 2002 in our Class A Common Stock, the Nasdaq 100 Index, the S&P MidCap 400 Index, the S&P 500 Index and the Peer Group Index (capitalization weighted).

(2)	Cumulative total return assumes reinvestment of dividends.
(3)	The Company was added to the S&P 500 Index after the close of trading on November 16, 2006. Accordingly, we are including both the S&P MidCap 400 Index, which we used as our equity market index for the fiscal year ended December 31, 2005, and the S&P 500 Index.
(4)	We have constructed a Peer Group Index of other information technology consulting firms consisting of Accenture Ltd., Computer Horizons Corp., Computer Task Group, Inc., Covansys Corporation, Diamond Cluster International, Inc., iGate Corp., Infosys Technologies Ltd., Keane, Inc. Sapient Corp., Satyam Computer Services Ltd, Syntel, Inc. and Wipro Ltd. We believe that these companies most closely resemble our business mix and that their performance is representative of our industry.

Item 6. Selected Consolidated Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2004, 2003 and 2002 and for each of the years ended December 31, 2003 and 2002 are derived from the audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2006, 2005 and 2004 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006(1)	2005(2)	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$1,424,267	$885,830	$586,673	$365,656	$208,657
Revenues - related party	—	—	—	2,575	20,429

Total revenues	1,424,267	885,830	586,673	368,231	229,086
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	787,923	479,915	319,810	199,724	122,701
Selling, general and administrative expenses	343,238	206,899	132,796	84,259	53,345
Depreciation and amortization expense	34,163	21,400	16,447	11,936	7,842

Income from operations	258,943	177,616	117,620	72,312	45,198

Other income (expense), net:
Interest income	17,615	8,982	4,389	2,128	1,808
Split-off costs	—	—	—	(2,010)	(1,680)
Other income (expense) – net	1,253	(1,326)	86	(199)	(235)

Total other income (expense)	18,868	7,656	4,475	(81)	(107)

Income before provision for income taxes	277,811	185,272	122,095	72,231	45,091
Provision for income taxes	45,016	19,006	21,852	14,866	10,529

Net income	$232,795	$166,266	$100,243	$57,365	$34,562

Basic earnings per share	$1.65	$1.22	$0.77	$0.46	$0.29

Diluted earnings per share	$1.55	$1.13	$0.70	$0.42	$0.27

Weighted average number of common shares outstanding – Basic	140,858	136,494	130,990	125,011	118,479

Weighted average number of common shares outstanding – Diluted	150,562	146,895	142,556	135,814	127,387

Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$265,937	$196,938	$199,296	$144,371	$69,111
Working capital	790,888	509,628	340,189	220,873	135,121
Total assets	1,325,981	869,893	572,745	365,300	231,903
Stockholders’ equity	1,073,499	714,145	453,529	274,070	165,481

(1)

Includes the impact of our adoption of SFAS No. 123R effective January 1, 2006. For additional information, refer to Note 10 (Employee Stock-Based Compensation Plans) to our consolidated financial statements which are included elsewhere herein.

(2)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

In 2006, our revenues increased to $1,424.3 million compared to $885.8 million in 2005. Net income increased to $232.8 million or $1.55 per diluted share, including stock-based compensation expense, net of tax, equal to $0.16 per diluted share, during 2006. This is compared to $166.3 million or $1.13 per diluted share in 2005, which excludes stock-based compensation expense. In the fourth quarter of 2005, we completed the repatriation of $60.0 million of Indian earnings pursuant to the American Jobs Creation Act (the Act) of 2004, leading to a one-time tax benefit, included in our 2005 results, of approximately $12.4 million or $0.08 per diluted share. Excluding this one-time tax benefit, net income was $153.9 million or $1.05 per diluted share in 2005. The key drivers of our revenue growth in 2006 were as follows:

•	strong performance of our Healthcare segment, which had year over year revenue growth of approximately 88%, and our Other segment which had year over year revenue growth of approximately 75%;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers. Specifically, 96% of our 2006 revenues were derived from customers who had been using our services at the end of 2005; and

•	greater penetration of the European market.

During 2006, we saw increasing demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, customer relationship management, or CRM, enterprise resource planning, or ERP, and data warehousing and business intelligence. We finished the year with approximately 400 active clients compared to 250 in 2005 and added 20 strategic clients in 2006 bringing the total number of our strategic clients to 87. We define a strategic client as one offering the potential to generate between $5.0 million and $40.0 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 29% and 39%, respectively, of our total revenues in 2006 as compared to approximately 34% and 46%, respectively, for the year ended December 31, 2005. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

In Europe, we continue to experience strong growth. During 2006, our revenue from European customers increased by approximately 77.3% to approximately $183.9 million compared to approximately $103.7 million in 2005. In 2006, revenue from Europe, excluding the UK, increased by approximately $26.1 million or approximately 114.0% from approximately $22.9 million in 2005 to approximately $48.9 million in 2006. Europe will continue to be an area of heavy investment for us in 2007 as we see this region as a growth opportunity for the long-term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT services. Recent NASSCOM (India’s National Association of Software and Services Companies) reports state that India’s IT services export industry grew by 33% in the twelve-month period ended March 31, 2006, and IT and IT Enabled export services are projected to grow 27% to 30% in the twelve-month period ending March 31, 2007.

In 2006, our operating margin decreased to approximately 18.2% compared to 20.1% in 2005. Excluding stock-based compensation costs of approximately $29.9 million, operating margin in 2006 was approximately 20.3%. This was slightly above our historic targeted operating margin range, excluding stock-based compensation costs, of 19% to 20% of total revenues. Historically, we have invested the profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise, (ii) training our technical staff in a broader range of IT service offerings, (iii) strengthening our business analytic capabilities, (iv) strengthening and expanding our portfolio of services, (v) continuing to expand our geographic presence for both sales and delivery, and (vi) recognizing and rewarding exceptional performance by our employees. In addition, we maintain a deep bench of resources, trained in a broad range of service offerings, in order to be well positioned to respond to our customer requests to take on additional projects. This also has an effect of reducing our operating margins and lowering our utilization levels. For 2007, we expect to continue to invest amounts in excess of our historic targeted operating margin levels back into the business.

We finished the year with total headcount of approximately 38,800, an increase of approximately 14,500 over the prior year end. The increase in the number of our technical personnel and related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2006. Annualized turnover, including both voluntary and involuntary, was approximately 15.7% for 2006. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted toward the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represent less than 20% of our total operating expenses.

We are continuing with our strategy of moving from leased facilities to owned facilities as a way of reducing overall operating costs. In November 2006, we announced the expansion of our existing India real estate development program to include over three million square feet of new space, which is inclusive of the 900,000 square feet of space that we added to our planned construction program in February 2006. The expanded program includes the expenditure of approximately $200 million through the end of 2008 on land acquisition, facilities construction and furnishings to build new fully-owned state-of-the-art development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India.

In September 2006, we acquired AimNet Solutions, Inc. (AimNet), a U.S. based managed infrastructure and professional services firm for initial net cash consideration of approximately $14.8 million. We completed this acquisition to strengthen our IT infrastructure management capabilities. We will continue to look for acquisitions that will strengthen our presence in a particular geographic area and increase our capabilities in a specific technology or industry

At December 31, 2006, we had cash and cash equivalents and short-term investments of $648.2 million, an increase of approximately $224.2 million compared to December 31, 2005. Further, we had no third party debt and working capital of approximately $790.9 million at the end of 2006; accordingly, we do not anticipate any near-term liquidity issues.

Effective January 1, 2006, we adopted SFAS No. 123R, utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are recognized in net income in the periods after the date of adoption. Pre-tax stock-based compensation costs of $29.9 million were recorded for the year ended December 31, 2006. As of December 31, 2006, the total remaining unrecognized stock-based compensation cost related to non-vested stock options expected to vest amounted to approximately $56.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.97 years. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method to account for our employee stock option plans and employee stock purchase plan in accordance with the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and Related Interpretations (APB No. 25), as allowed by SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Accordingly, no stock-based employee compensation cost was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. In accordance with the modified prospective method of adoption under SFAS No. 123R, prior period financial statements have not been restated to reflect stock-based compensation costs.

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

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying consolidated financial statements. Our significant accounting policies are described in Note 1 to the consolidated financial statements.

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

On an on-going basis, we evaluate whether a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we will be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of the net deferred tax asset in the future, we would increase or establish the valuation allowance, which would decrease income in the period such determination is made. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. On March 31, 2006, the tax holiday expired for a second STP; however, the incremental Indian taxes due on the operating profits of this STP did not have a significant effect on our 2006 effective income tax rate as the percentage of Indian earnings subject to the tax holiday in India increased as a percentage of total Indian earnings in 2006. In anticipation of the complete phase out of the tax holidays in March 2009, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2009 from our existing STPs will be fully taxable at the Indian statutory rate (currently 33.66%) in effect at such time.

Prior to 2002, it was management’s intent to repatriate all accumulated earnings from India to the United States; accordingly, we provided for deferred income taxes on all such undistributed earnings through December 31, 2001. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, beginning in 2002, we intend to use Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, we no longer accrue incremental U.S. taxes on Indian earnings as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2006, the amount of unrepatriated Indian earnings and total foreign earnings, including unrepatriated Indian earnings, upon which no incremental U.S. taxes have been recorded is approximately $434.8 million and $457.6 million, respectively. If such post-2002 earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings and pay taxes at a rate substantially higher than our overall effective income tax rate in 2006. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation or whether the amount of previously accrued deferred taxes on Indian earnings recognized prior to 2002 would require adjustment.

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of December 31, 2006, our goodwill balance was approximately $27.2 million.

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

Risks. Most of our IT development centers, including a majority of our employees, are located in India. Additionally, we operate in various countries in Europe and Asia. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management and independent auditor to provide us with an unqualified report as to the adequacy and effectiveness of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Item 1A, “Risk Factors” for discussion of additional risks that may affect our business, operations or financial results.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed for the three years ended December 31, 2006:

(Dollars in thousands)

	2006	% of Revenues	2005	% of Revenues	2004	% of Revenues	Increase (Decrease)
							2006	2005
Revenues	$1,424,267	100.0%	$885,830	100.0%	$586,673	100.0%	$538,437	$299,157
Cost of revenues (1)	787,923	55.3	479,915	54.2	319,810	54.5	308,008	160,105
Selling, general and administrative(2)	343,238	24.1	206,899	23.3	132,796	22.7	136,339	74,103
Depreciation and amortization	34,163	2.4	21,400	2.4	16,447	2.8	12,763	4,953

Income from operations	258,943	18.2	177,616	20.1	117,620	20.0	81,327	59,996

Other income (expense), net	18,868		7,656		4,475		11,212	3,181
Provision for income taxes(3)	45,016		19,006		21,852		26,010	(2,846)

Net income	$232,795	16.3	$166,266	18.8	$100,243	17.1	66,529	66,023

(1)	Includes stock-based compensation expense for the year ended December 31, 2006 of $13,400 and is exclusive of depreciation and amortization expense.

(2)	Includes stock-based compensation expense for the year ended December 31, 2006 of $16,534 and is exclusive of depreciation and amortization expense.
(3)	Provision for income taxes for the year ended December 31, 2005 includes a one-time tax benefit of $12,411 in 2005 related to the repatriation of $60,000 of Indian earnings under the Act.

The following tables include certain non-GAAP financial measures, namely income from operations on a non-GAAP basis, excluding the impact of stock-based compensation resulting from the adoption of SFAS No. 123R, and net income on a non-GAAP basis, excluding the impact of a one-time tax benefit related to the repatriation of Indian earnings under the Act. These tables also include reconciliations of income from operations and net income presented in accordance with U.S. generally accepted accounting principles to these non-GAAP measures. For its internal management reporting and budgeting purposes, management uses financial statements that do not include stock-based compensation expense related to employee stock options and employee stock purchases, and exclude the income tax benefit related to the repatriation of Indian earnings for: financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Further, management believes that the presentation of these non-GAAP financial measures provides useful information to investors because our consolidated statement of operations: (i) for the years ended December 31, 2005 and 2004 did not reflect the impact of the adoption of SFAS No. 123R and (ii) for the year ended December 31, 2005 included a one-time tax benefit of approximately $12.4 million related to the repatriation of $60 million of Indian earnings under the Act, and, therefore, the presentation of the non-GAAP financial measures enhances investors’ ability to make period to period comparisons of our operating results. A reconciliation of income from operations as reported and non-GAAP income from operations excluding stock-based compensation expense is as follows for the year ended December 31:

(Dollars in thousands)

	2006	% of Revenues
Income from operations, as reported	$258,943	18.2%
Add: Stock-based compensation expense	29,934	2.1

Non-GAAP income from operations, excluding stock-based compensation expense	$288,877	20.3%

A reconciliation of net income as reported and net income on a non-GAAP basis, excluding the impact of a one-time tax benefit related to the repatriation of Indian earnings under the Act is as follows for the year ended December 31:

(Dollars in thousands)

	2005	% of Revenues
Net income, as reported	$166,266	18.8%
Less: Income tax benefit related to the repatriation of Indian earnings	12,411	1.4

Non-GAAP net income, excluding income tax benefit related to the repatriation of Indian earnings	$153,855	17.4%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue. Revenue increased by 60.8%, or approximately $538.4 million, from approximately $885.8 million during 2005 to approximately $1,424.3 million in 2006. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued strength in our customers’ discretionary spending and greater penetration in the European market. Revenue from customers existing as of December 31, 2005 increased by approximately $477.3 million and revenue from new customers added since December 31, 2005 was approximately $61.1 million or approximately 4.3% of total revenues for the year ended December 31, 2006. In addition, revenue from European customers increased by $80.2 million during 2006. We had approximately 400 active clients as of December 31, 2006 as compared to approximately 250 active clients as of December 31, 2005. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $238.9 million and $154.8 million, respectively, of the $538.4 million increase in revenue. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 61.4% and 60.2%, respectively, compared to 2005 and represented approximately 48.8% and 51.2%, respectively, of total revenues in 2006. No customer accounted for sales in excess of 10% of revenues in 2006 or 2005.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting, and the cost of sales commissions related to revenues. Our cost of revenues increased by 64.2% or approximately $308.0 million, from approximately $479.9 million during 2005 to approximately $787.9 million in 2006. The increase was due to higher compensation and benefits costs of approximately $242.4 million and the inclusion in 2006 of stock-based compensation expense of approximately $13.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 65.3%, or approximately $149.1 million, from approximately $228.3 million during 2005 to approximately $377.4 million during 2006, and increased as a percentage of revenue from approximately 25.8% in 2005 to approximately 26.5% in 2006. The percentage increase in such expenses was due to stock-based compensation expense of approximately $16.5 million or 1.2% of revenues partially offset by the increased the leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years and the depreciation of the Indian Rupee versus the U.S. dollar.

Income from Operations. Income from operations increased 45.8%, or approximately $81.3 million, from approximately $177.6 million during 2005 to approximately $258.9 million during 2006, representing operating margins of approximately 18.2% of revenues in 2006 and 20.1% of revenues in 2005. The decrease in operating margin was due to stock-based compensation expense of approximately $29.9 million, or 2.1% of revenues, recorded in the year ended December 31, 2006. Excluding stock-based compensation expense, operating margin for the year ended December 31, 2006 was 20.3% of revenues.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency gains or losses. The increase in other income/expense, net of $11.2 million is attributed to an increase in interest income of $8.6 million from approximately $9.0 million in 2005 to approximately $17.6 million in 2006 plus a period-over-period increase of approximately $2.6 million in income due to the remeasurement of certain balance sheet accounts for movements in foreign currency exchange rates. The increase in interest income is due to higher invested global cash balances and an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $19.0 million in 2005 to approximately $45.0 million in 2006. The effective income tax rate increased from 10.3% in 2005 to 16.2% in 2006. The increase in the effective income tax rate in 2006 is primarily attributed to the one-time benefit of approximately $12.4 million recorded in the fourth quarter of 2005 in connection with the repatriation of $60.0 million of Indian earnings under the Act. The effective income tax rate in 2005, excluding the one-time benefit was 17.0% which decreased in 2006 primarily due to the overall growth in our business which resulted in a greater percentage of our Indian earnings falling under the income tax holiday.

Net Income. Net income increased from approximately $166.3 million in 2005 to approximately $232.8 million in 2006, representing 18.8% and 16.3% of revenues in 2005 and 2006, respectively. The decrease in net income as a percentage of revenues as compared to the prior year was primarily due to stock-based compensation expense recorded in 2006, representing 2.1% of revenues and the repatriation of Indian earnings in the fourth quarter of 2005, representing 1.4% of revenues, offset by the decrease in the overall effective income tax rate, excluding the effect of the repatriation, in 2006 equal to 0.2% of revenues and an increase in other income/expense, net, equal to 0.8% of revenues.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Revenue increased by 51.0%, or approximately $299.2 million, from approximately $586.7 million during 2004 to approximately $885.8 million in 2005. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model, our expanding range of service offerings which allowed us to access a larger share of our customers’ IT budgets, continued strength in our customers’ discretionary spending, increased revenue from existing customers and revenue from new customers added since December 31, 2004, including customers added from the acquisition of Fathom Solutions LLC (Fathom). Revenue from customers existing as of December 31, 2004 increased by approximately $228.0 million and revenue from new customers added since December 31, 2004 was approximately $71.2 million or approximately 8.0% of total revenues for the year ended December 31, 2005. We had approximately 250 active clients as of December 31, 2005 as compared to approximately 233 active clients as of December 31, 2004. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services segment accounted for approximately half of our year-over-year increase in revenue or approximately $150.5 million. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 59% and 44%, respectively, compared to 2004 and represented approximately 49% and 51%, respectively, of total revenues in 2005. No customer accounted for sales in excess of 10% of revenues in 2005. JPMorgan Chase accounted for 13.7% of our revenues in 2004.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, payroll taxes, benefits, immigration, relocation and project-related travel for technical personnel, the cost of subcontracting, and the cost of sales commissions related to revenues. Our cost of revenues increased by 50.1% or approximately $160.1 million, from approximately $319.8 million during 2004 to approximately $479.9 million in 2005. The increase was due to higher compensation and benefits costs of approximately $132.5 million.

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

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency gains or losses. The increase in other income/expense, net of $3.2 million is attributed to an increase in interest income of $4.6 million from approximately $4.4 million during 2004 to approximately $9.0 million during 2005 partially offset by a $1.4 million year-over-year reduction in other income due to the remeasurement of certain balance sheet accounts for movements in foreign currency exchange rates. The increase in interest income is due primarily to higher invested balances and an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes decreased from approximately $21.9 million in 2004 to approximately $19.0 million in 2005. The effective income tax rate decreased from 17.9% in 2004 to 10.3% in 2005. The decrease in the effective income tax rate in 2005 is primarily attributed to the one-time benefit of approximately $12.4 million recorded in the fourth quarter of 2005 in connection with the repatriation of $60.0 million of Indian earnings under the Act. The effective income tax rate in 2005, excluding the one-time benefit was 17.0%, which decreased from the prior year primarily due to the overall growth in our business which resulted in a greater percentage of our Indian earnings falling under the income tax holiday.

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

Results by Business Segment

Our reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing / Retail / Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes media and information services, telecommunications, and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004	2006		2005
				Increase	%	Increase	%
	(Dollars in thousands)
Revenues:
Financial services	$679,901	$440,958	$290,432	$238,943	54.2%	$150,526	51.8%
Healthcare	330,860	176,102	116,370	154,758	87.9	59,732	51.3
Manufacturing/retail/logistics	209,703	152,536	105,328	57,167	37.5	47,208	44.8
Other	203,803	116,234	74,543	87,569	75.3	41,691	55.9

Total revenues	$1,424,267	$885,830	$586,673	$538,437	60.8	$299,157	51.0

Segment Operating Profit:
Financial services	$254,115	$153,542	$104,074	$100,573	65.5%	$49,468	47.5%
Healthcare	135,374	71,226	47,294	64,148	90.1	23,932	50.6
Manufacturing/retail/logistics	73,443	46,210	38,842	27,233	58.9	7,368	19.0
Other	63,657	39,100	30,820	24,557	62.8	8,280	26.9

Total segment operating profit	$526,589	$310,078	$221,030	$216,511	69.8	$89,048	40.3

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Financial Services Segment

Revenue. Revenue increased by 54.2%, or approximately $238.9 million, from approximately $441.0 million during 2005 to approximately $679.9 million in 2006. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2005 and customers added since such date was approximately $220.7 million and approximately $18.2 million, respectively. Within the segment, growth was particularly strong among our insurance customers, where revenue increased approximately $109.3 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased by 65.5%, or approximately $100.6 million, from approximately $153.5 million during 2005 to approximately $254.1 million during 2006. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments.

Healthcare Segment

Revenue. Revenue increased by 87.9%, or approximately $154.8 million, from approximately $176.1 million during 2005 to approximately $330.9 million in 2006. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2005 and customers added since such date was approximately $140.6 million and approximately $14.2 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $74.1 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 90.1%, or approximately $64.1 million, from approximately $71.2 million during 2005 to approximately $135.4 million during 2006. The increase in segment operating profit was attributable primarily to increased revenues.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 37.5%, or approximately $57.2 million, from approximately $152.5 million during 2005 to approximately $209.7 million in 2006. The increase in revenue within the manufacturing, logistics and retail groups was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2005 and customers added since such date was approximately $48.9 million and approximately $8.3 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 58.9%, or approximately $27.2 million, from approximately $46.2 million during 2005 to approximately $73.4 million during 2006. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments.

Other Segment

Revenue. Revenue increased by 75.3%, or approximately $87.6 million, from approximately $116.2 million in 2005 to approximately $203.8 million in 2006. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2005 and customers added since such date was approximately $67.2 million and approximately $20.4 million, respectively. Within the segment, growth was particularly strong among our media and information services customers, where revenue increased approximately $37.3 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 62.8%, or approximately $24.6 million from approximately $39.1 million in 2005 to approximately $63.7 million in 2006. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continued investment in sales and marketing.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Financial Services Segment

Revenue. Revenue increased by 51.8%, or approximately $150.5 million, from approximately $290.4 million during 2004 to approximately $441.0 million in 2005. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenues from new customers. The increase in revenue from customers existing as of December 31, 2004 and customers added during 2005 was approximately $123.4 million and approximately $27.1 million, respectively. Within the segment, growth was particularly strong among our insurance customers, where revenue increased approximately $61.9 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased by 47.5%, or approximately $49.5 million, from approximately $104.1 million during 2004 to approximately $153.5 million during 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investment in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 51.3%, or approximately $59.7 million, from approximately $116.4 million during 2004 to approximately $176.1 million in 2005. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenues from new customers. The increase in revenue from customers existing as of December 31, 2004 and customers added during 2005 was approximately $50.5 million and approximately $9.2 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $42.2 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 50.6%, or approximately $23.9 million, from approximately $47.3 million during 2004 to approximately $71.2 million during 2005. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continuing investment in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 44.8%, or approximately $47.2 million, from approximately $105.3 million during 2004 to approximately $152.5 million in 2005. The increase in revenue within the manufacturing, logistics and retail groups was primarily driven by continued expansion of existing customer relationships as well as revenues from new customers. The increase in revenue from customers existing as of December 31, 2004 and customers added during 2005 was approximately $39.2 million and approximately $8.0 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

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

Other Segment

Revenue. Revenue increased by 55.9%, or approximately $41.7 million, from approximately $74.5 million in 2004 to approximately $116.2 million in 2005. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2004 and customers added during 2005 was approximately $14.8 million and approximately $26.9 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

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

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents and short-term investments of $648.2 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of December 31, 2006, we had no third party debt and had working capital of approximately $790.9 million as compared to working capital of approximately $509.6 million, with no third party debt as of December 31, 2005. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $252.9 million for the year ended December 31, 2006, $159.8 million for the year ended December 31, 2005 and $127.3 million for the year ended December 31, 2004. The increase in 2006 as compared to the prior year is primarily attributed to the increase in our net income in 2006 and the timing of payment of accrued expenses, offset, in part, by slower collections of receivables and the timing of billings of fixed-price contracts. Trade accounts receivable increased from approximately $96.4 million at December 31, 2004 to approximately $154.0 million at December 31, 2005 and to $259.2 million at December 31, 2006. Unbilled accounts receivable increased from approximately $14.2 million at December 31, 2004 to approximately $22.7 million at December 31, 2005 and to approximately $39.3 at December 31, 2006. The increase in trade accounts receivable during 2006 was due primarily to increased revenues and a higher number of days of sales outstanding. Unbilled receivables increased primarily due to increased revenue and the timing of milestone billings for certain fixed-price contracts. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At December 31, 2006, our days’ sales outstanding, including unbilled receivables, was approximately 65 days as compared to 63 days as of December 31, 2005 and 59 days as of December 31, 2004.

Our investing activities used net cash of approximately $272.3 million for the year ended December 31, 2006, $204.5 million for the year ended December 31, 2005 and $112.7 million for the year ended December 31, 2004. The increase in each year was primarily related to increased investment of excess cash generated from operations in short-term investments to achieve a higher return on invested balances and greater investment to expand our offshore IT development centers.

Our financing activities provided net cash of approximately $82.9 million for the year ended December 31, 2006, $47.5 million for the year ended December 31, 2005 and $36.8 million for the year ended December 31, 2004. The increase in 2006 relates to the classification in 2006 of excess tax benefits on employee stock option exercises of approximately $33.2 million in financing activities as required by SFAS No. 123R. The increase in 2005 as compared to 2004 primarily related to a higher level of cash proceeds received from the exercise of stock options and employee purchases of stock.

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

Commitments and Contingencies

In November 2006, we announced the expansion of our existing India real estate development program to include over three million square feet of new space, which is inclusive of the 900,000 square feet of space that we added to our planned construction program in February 2006. The expanded program will include the expenditure of approximately $200 million through the end of 2008 on land acquisition, facilities construction and furnishings to build new fully-owned state-of-the-art development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India. As of December 31, 2006, we had outstanding fixed capital commitments of approximately $57.7 million related to our existing India development center expansion program.

As of December 31, 2006, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$113,970	$24,361	$46,776	$35,359	$7,474
Fixed capital commitments(1)	57,695	57,695	—	—	—
Other purchase commitments(2)	8,488	8,488	—	—	—

Total	$180,153	$90,544	$46,776	$35,359	$7,474

(1)	Relates to India IT development center expansion program.

(2)

Other purchase commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

In connection with the acquisition of substantially all the assets of Fathom, additional purchase price, not to exceed $16.0 million, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007. We will fund such payment, if any, from operating cash flow.

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

Foreign Currency Translation

Overall, we believe that we are not exposed to significant revenue risk resulting from movement in foreign exchange rates as approximately 86% of our revenues are generated from customers located in the United States. However, a portion of our costs in India are denominated in local currency and subject to foreign exchange rate fluctuations, which has an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which results in non-operating foreign exchange gains and losses. On an ongoing basis we manage a portion of this risk by limiting our net monetary asset exposure to the Indian Rupee in our Indian subsidiary.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for our first quarter 2007 financial statements with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled “Item 1A. Risk Factors”.

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

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of December 31, 2006, we had $648.2 million of cash and cash equivalents and short-term investments which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing in primarily AAA rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2007 Annual Meeting of Stockholders.

We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our Web site which is located at www.cognizant.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and by posting it on our Web site.

Item 11. Executive Compensation

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The discussion under the heading “Certain Relationships and Related Transactions and Director Independence” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14. Principal Accountant Fees and Services

The discussion under the heading “Independent Auditors Fees and Other Matters” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedule

(a)	(1)	Consolidated Financial Statements.

		Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(a)	(2)	Consolidated Financial Statement Schedule.

		Reference is made to the Index to Financial Statement Schedule on Page F-1.

(a)	(3)	Exhibits.

		Reference is made to the Index to Exhibits on Page 49.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of February, 2007.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/s/ Francisco D’Souza
Francisco D’Souza, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Francisco D’Souza Francisco D’Souza	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2007

/s/ Gordon Coburn Gordon Coburn	Chief Financial and Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 16, 2007

/s/ John E. Klein John E. Klein	Chairman of the Board and Director	February 16, 2007

/s/ Lakshmi Narayanan Lakshmi Narayanan	Vice Chairman of the Board and Director	February 16, 2007

/s/ Thomas M. Wendel Thomas M. Wendel	Director	February 16, 2007

/s/ Robert W. Howe Robert W. Howe	Director	February 16, 2007

/s/ Robert E. Weissman Robert W. Weissman	Director	February 16, 2007

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3.1		Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.2		Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.3		Amendment to Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.4		Certificate of Amendment to Restated Certificate of Incorporation of Cognizant Technology Solutions Corporation dated June 13, 2006. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 13, 2006.)

4.1		Rights Agreement, dated March 5, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 5, 2003.)

4.2		Specimen Certificate for shares of Class A common stock. (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment Number 4 to the Company’s Form S-4 dated January 30, 2003.)

10.1	*	Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1. (File Number 333-49783) which became effective on June 18, 1998.)

10.2	*	Amended and Restated Cognizant Technology Solutions Key Employees’ Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.3	*	Amended and Restated Cognizant Technology Solutions Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.4	*	Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.5	*	Amended and Restated 1999 Incentive Compensation Plan (As Amended and Restated Through April 12, 2006). (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

10.6		Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.7		Form of Stock Option Certificate. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2004.)

10.8		The Cognizant Technology Solutions Executive Pension Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.9		Distribution Agreement between IMS Health Incorporated and the Company dated January 7, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment Number 4 to the Company Form S-4 dated January 30, 2003.)

10.10	*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K dated March 12, 2004.)

Exhibit No.		Description of Exhibit
10.11	*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K dated March 12, 2004.)

10.12	*	Form of Stock Option Agreement between the Company and each of Francisco D’Souza and Gordon Coburn pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K dated March 12, 2004.)

10.13	*	Form of Stock Option Agreement between the Company and each of Francisco D’Souza and Gordon Coburn pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K dated March 12, 2004.)

10.14	*	Severance and Noncompetition Agreement between the Company and Ramakrishnan Chandrasekaran dated December 13, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2004.)

10.15		Consulting Agreement dated December 1, 2006 by and between Venetia Kontogouris and the Company. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 1, 2006.)

21.1	†	List of subsidiaries of the Company.

23.1	†	Consent of PricewaterhouseCoopers LLP.

24		Power of Attorney (included as part of signature page).

31.1	†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1		Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2		Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
†	Filed herewith. All other exhibits previously filed.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

We have completed integrated audits of Cognizant Technology Solutions Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal controls Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

February 15, 2007

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par values)

	At December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$265,937	$196,938
Short-term investments	382,222	227,063
Trade accounts receivable, net of allowances of $3,719 and $2,325, respectively	259,210	153,971
Unbilled accounts receivable	39,265	22,725
Deferred income tax assets	61,257	42,752
Other current assets	32,500	19,974

Total current assets	1,040,391	663,423
Property and equipment, net of accumulated depreciation of $95,539 and $64,736, respectively	220,154	146,982
Goodwill	27,190	18,223
Intangible assets, net	20,463	16,277
Deferred income tax assets, net	1,024	17,247
Other assets	16,759	7,741

Total assets	$1,325,981	$869,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,839	$16,420
Deferred revenue	19,401	14,707
Accrued expenses and other liabilities	202,263	122,668

Total current liabilities	249,503	153,795
Other noncurrent liabilities	2,979	1,953

Total liabilities	252,482	155,748

Commitments and contingencies (See Notes 11 and 12)

Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 and 325,000 shares authorized, 142,513 and 139,346 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,425	1,393
Additional paid-in capital	410,019	293,149
Retained earnings	650,277	417,482
Accumulated other comprehensive income	11,778	2,121

Total stockholders’ equity	1,073,499	714,145

Total liabilities and stockholders’ equity	$1,325,981	$869,893

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$1,424,267	$885,830	$586,673
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	787,923	479,915	319,810
Selling, general and administrative expenses	343,238	206,899	132,796
Depreciation and amortization expense	34,163	21,400	16,447

Income from operations	258,943	177,616	117,620

Other income (expense), net:
Interest income	17,615	8,982	4,389
Other income (expense), net	1,253	(1,326)	86

Total other income (expense), net	18,868	7,656	4,475

Income before provision for income taxes	277,811	185,272	122,095
Provision for income taxes	45,016	19,006	21,852

Net income	$232,795	$166,266	$100,243

Basic earnings per share	$1.65	$1.22	$0.77

Diluted earnings per share	$1.55	$1.13	$0.70

Weighted average number of common shares outstanding – Basic	140,858	136,494	130,990
Dilutive effect of shares issuable as of period-end under stock option plans	9,704	10,401	11,566

Weighted average number of common shares outstanding – Diluted	150,562	146,895	142,556

Comprehensive Income:
Net income	$232,795	$166,266	$100,243
Foreign currency translation adjustments	9,657	(7,528)	5,649

Total comprehensive income	$242,452	$158,738	$105,892

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2003	128,674	$1,286	$117,811	$150,973	$4,000	$274,070
Foreign Currency Translation Adjustments	—	—	—	—	5,649	5,649
Exercise of Stock Options	5,263	53	31,071	—	—	31,124
Tax Benefit related to Stock Plans	—	—	36,799	—	—	36,799
Employee Stock Purchase Plan	240	3	5,641	—	—	5,644
Net Income	—	—	—	100,243	—	100,243

Balance, December 31, 2004	134,177	1,342	191,322	251,216	9,649	453,529
Foreign Currency Translation Adjustments	—	—	—	—	(7,528)	(7,528)
Exercise of Stock Options	4,692	46	32,697	—	—	32,743
Tax Benefit related to Stock Plans	—	—	49,705	—	—	49,705
Employee Stock Purchase Plan	364	4	14,704	—	—	14,708
Acquisition	113	1	4,721	—	—	4,722
Net Income	—	—	—	166,266	—	166,266

Balance, December 31, 2005	139,346	1,393	293,149	417,482	2,121	714,145
Foreign Currency Translation Adjustments	—	—	—	—	9,657	9,657
Exercise of Stock Options	2,801	28	30,944	—	—	30,972
Tax Benefit related to Stock Plans	—	—	35,568	—	—	35,568
Employee Stock Purchase Plan	366	4	20,424	—	—	20,428
Stock-based Compensation Expense	—	—	29,934	—	—	29,934
Net Income	—	—	—	232,795	—	232,795

Balance, December 31, 2006	142,513	$1,425	$410,019	$650,277	$11,778	$1,073,499

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$232,795	$166,266	$100,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,163	21,400	16,447
Provision for doubtful accounts	1,507	1,626	527
Deferred income taxes	(2,282)	(47,340)	(22,326)
Stock-based compensation expense	29,934	—	—
Tax benefit related to stock option exercises	35,568	49,705	36,799
Excess tax benefit on stock option exercises	(33,249)	—	—
Changes in assets and liabilities:
Trade accounts receivable	(102,334)	(55,827)	(42,739)
Other current assets	(26,849)	(15,339)	(8,293)
Other assets	(8,419)	(1,294)	(3,495)
Accounts payable	10,817	2,208	1,546
Other current liabilities	81,225	38,355	48,624

Net cash provided by operating activities	252,876	159,760	127,333

Cash flows used in investing activities:
Purchases of property and equipment	(104,734)	(71,770)	(46,581)
Purchases of short-term investments	(488,161)	(625,792)	(175,331)
Proceeds from maturity or sale of short-term investments	335,330	512,827	110,713
Acquisitions, net of cash acquired	(14,773)	(19,811)	(1,495)

Net cash used in investing activities	(272,338)	(204,546)	(112,694)

Cash flows from financing activities:
Proceeds from issued shares	51,400	47,451	36,768
Excess tax benefit on stock option exercises	33,249	—	—
Repayment of acquired credit line and notes payable	(1,754)	—	—

Net cash provided by financing activities	82,895	47,451	36,768

Effect of currency translation on cash and cash equivalents	5,566	(5,023)	3,518

Increase (decrease) in cash and cash equivalents	68,999	(2,358)	54,925
Cash and cash equivalents, at beginning of year	196,938	199,296	144,371

Cash and cash equivalents, at end of year	$265,937	$196,938	$199,296

Supplemental information:
Cash paid for income taxes during the year	$14,103	$17,354	$9,608

The accompanying notes are an integral part of the consolidated financial statements.

1. Summary of Significant Accounting Policies

Description of Business. Cognizant Technology Solutions Corporation (“Cognizant” or the “Company”) is a leading provider of custom Information Technology (“IT”) consulting and technology services as well as outsourcing services for Global 2000 Business companies located in North America, Europe and Asia. Cognizant’s core competencies include Technology Strategy Consulting, Complex Systems Development, Enterprise Software Package Implementation, Data Warehousing & Business Intelligence, Application Testing, Application Maintenance, Infrastracture Management and Vertically-Oriented Business Process Outsourcing. The Company tailors its services to specific industries, and utilizes an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located primarily in India.

Principles of Consolidation. The consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents included time deposits of $5,914 at December 31, 2006 and $37,229 at December 31, 2005.

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

Short-term Financial Assets and Liabilities. Cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities are short-term in nature and, accordingly, their carrying values approximate fair value.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Deposits paid towards acquisition of long-lived assets and the cost of assets not put in use before the balance sheet date are disclosed under the caption “capital work-in-progress” in Note 4.

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

Goodwill and Other Intangibles. The Company does not amortize goodwill, but instead tests goodwill at the reporting unit level for impairment at least annually or as circumstances warrant. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Other intangibles represent primarily customer relationships, assembled workforce and developed technology which are being amortized on a straight-line basis over their estimated useful lives.

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

The Company accounts for reimbursement of out-of-pocket expenses as revenues. Subcontractor costs are included in cost of services as they are incurred.

Accounting for Stock-Based Employee Compensation Plans. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards, estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are recognized in net income in the periods after the date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method to account for its employee stock option plans and employee stock purchase plan in accordance with the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and Related Interpretations (“APB No. 25”), as allowed by SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Accordingly, no stock-based employee compensation cost was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. In accordance with the transitional provisions of SFAS 123R, operating results for 2005 and 2004 have not been restated. The Company historically reported pro forma results under the disclosure-only provisions of SFAS No. 123.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition (“short-cut”) method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. See Note 10 for additional information relating to the Company’s stock plans and the adoption of SFAS 123R.

Foreign Currency Translation. The assets and liabilities of the Company’s subsidiaries other than the Company’s Indian subsidiary (“Cognizant India”), are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders’ equity. For Cognizant India, the functional currency is the U.S. dollar, since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between Cognizant India and its U.S. affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. The resulting gain (loss) is included in the caption “other income (expense), net” on the Company’s consolidated statements of operations and comprehensive income. Foreign currency transaction (losses) / gains, which are included in the results of operations, totaled $1,202, $(1,339) and $73 for the years ended December 31, 2006, 2005 and 2004, respectively. Gains and losses from balance sheet translation are included in accumulated other comprehensive income on the consolidated statements of financial position and represents the only item included in such caption.

Foreign Currency Forward Contract. During July 2004, the Company entered into a foreign currency forward contract, with a six-month term and notional amount of $12,500, to sell the Indian Rupee for United States dollars that was settled in January 2005. The Company entered into this forward contract to manage a portion of its foreign currency risk related to Indian Rupee-denominated asset balances, primarily cash investments, at our Indian subsidiary, Cognizant India. Movement in the exchange rate for the Indian Rupee results in foreign currency gains or losses upon remeasurement of Cognizant India’s financial statements into its functional currency, the U.S. dollar. The Company’s objective was to reduce foreign currency exposure to appreciation or depreciation in the value of the Indian Rupee by offsetting a portion of such exposure with gains or losses on the forward contract, referred to above.

The Company accounted for this financial derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This foreign currency contract did not qualify for hedge accounting under SFAS No. 133. Accordingly, the foreign currency forward contract was marked-to-market and recorded at fair value with unrealized gains and losses reported along with foreign currency gains or losses in the caption “other income (expense), net” on the Company’s consolidated statements of operations and comprehensive income. The Company recorded a realized gain / (loss) on the foreign currency forward contract of $162 and $(989) for the years ended December 31, 2005 and 2004, respectively.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, management reevaluates these estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes and related deferred tax assets and liabilities, valuation of goodwill and other long-lived assets, assumptions used in determining the fair value of stock option awards, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

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

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2006 presentation.

New Accounting Standards

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions are effective for the Company beginning in the first quarter of 2007 with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

2. Acquisitions

In September 2006, the Company acquired AimNet Solutions, Inc. (“AimNet”), a U.S. based managed infrastructure and professional services firm for initial net cash consideration of approximately $14,773 (net of cash acquired of $971, and including assumed debt of $1,754 and deal fees). The Company completed this acquisition to strengthen its IT infrastructure management capabilities.

In accordance with the provisions of SFAS No. 142, the Company has made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired, pending the completion of an appraisal, which will provide additional information concerning asset and liability valuations. Accordingly, the allocations are subject to revision when the Company receives final information, including the appraisal and other analyses. As part of the preliminary allocation of the purchase price, the Company recorded approximately $8,534 of tax deductible goodwill and $6,750 of intangible assets, principally customer relationships and developed technology. Amortization of $496 related to amortizable intangible assets has been included in depreciation and amortization in the accompanying consolidated statements of income and comprehensive income for year ended December 31, 2006. The intangible assets are being amortized over a weighted average life of 4.6 years.

In April 2005, the Company acquired substantially all the assets of Fathom Solutions, LLC (“Fathom”), a U.S. based company specializing in IT consulting in the telecommunications and financial services industries, for initial consideration of approximately $23,300 (including deal fees and consideration for delivery by sellers of net assets above the contractual target) in cash and stock. The Company made cash payments of approximately $18,600 and issued 113,225 shares of Class A common stock valued at $4,722 related to the acquisition. Additional purchase price, not to exceed $16,000, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007 and will be recorded when the contingency is resolved. The Company completed this acquisition primarily to strengthen its service capabilities in the telecommunications industry. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has allocated the purchase price to the tangible and intangible assets and liabilities acquired based on their fair values, including approximately $9,100 to goodwill and $6,750 to intangible assets, principally customer relationships. The intangible assets are being amortized over a weighted average life of 9.8 years.

On February 27, 2004, the Company acquired Ygyan Consulting Private Ltd. (“Ygyan”), an India-based SAP services provider, for $1,676. Ygyan was acquired to increase the Company’s SAP service capabilities.

The Company has accounted for the acquisitions of AimNet, Fathom and Ygyan as business combinations under the provisions of SFAS No. 141, “Business Combinations”. The operating results of AimNet, Fathom and Ygyan have been included in the consolidated financial statements of the Company, effective September 5, 2006, April 16, 2005 and February 27, 2004, respectively. The acquisitions in 2006, 2005 and 2004 were not material to the Company’s operations, financial position or cash flows.

3. Short-term Investments

The following is a summary of short-term investments:

	December 31,
	2006	2005
Available for-sale-securities:
Auction rate securities	$330,275	$219,425
Asset backed securities	2,983	1,869
Agency discount notes	1,109	1,954
Commercial paper	8,044	797
Corporate bonds	1,001	3,018

Total available for-sale-securities	343,412	227,063
Time deposits	38,810	—

Total short-term investments	$382,222	$227,063

The carrying value of our short-term investments as of December 31, 2006 and 2005 approximated fair value. Realized gains or losses, if any, on these investments were insignificant for the years ended December 31, 2006, 2005 and 2004. Contractual maturities of available-for-sale-securities at December 31, 2006 are as follows: $13,092 in 2007, $2,800 in 2008, $0 in 2009, $4,000 in 2010, $4,050 in 2011 and $319,470 maturing after 2019. The Company’s investments in auction-rate securities generally have contractual maturities in excess of one year; however, they provide liquidity to the Company every ninety days or less when interest rates are reset through a “Dutch” auction process. The Company invests in investment grade auction-rate securities and, to date, has not participated in any failed auctions.

4. Property and Equipment, net

Property and equipment consist of the following:

		December 31
	Estimated Useful Life (Years)	2006	2005
Buildings	30	$56,907	$20,162
Computer equipment and purchased software	3	96,986	66,685
Furniture and equipment	5 – 9	50,042	27,949
Land		9,004	9,004
Leasehold land		1,880	1,788
Capital work-in-progress		36,382	53,827
Leasehold improvements	Over shorter of lease term or life of asset	64,492	32,303

Sub-total		315,693	211,718
Accumulated depreciation and amortization		(95,539)	(64,736)

Property and Equipment - Net		$220,154	$146,982

Depreciation and amortization expense related to property and equipment was $31,503, $19,311 and $14,442, for the years ended December 31, 2006, 2005 and 2004, respectively.

Leasehold land is leased by the Company from the government of India with lease terms ranging from 90 to 99 years. Lease payments are made at the inception of the lease agreement and amortized over the lease term. Amortization expense of leasehold land is immaterial for the periods presented and is included in depreciation and amortization expense in the Company’s consolidated statements of operations and comprehensive income.

5. Goodwill and Intangible Assets, net

Changes in goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Balance beginning of year	$18,223	$9,701
Acquisitions	8,534	9,078
Cumulative translation adjustments	433	(556)

Balance end of year	$27,190	$18,223

In 2006, the increase in goodwill relates to the acquisition of AimNet. In 2005, the increase in goodwill relates to the acquisition of Fathom. No impairment losses were recognized during the three years ended December 31, 2006.

Components of intangibles assets are as follows:

	2006	2005	Weighted Average Life
Customer relationships	$24,971	$20,823	9.2 years
Developed technology	2,803	48	4.0 years
Other	1,044	1,044	7.3 years

	28,818	21,915
Accumulated amortization	(8,355)	(5,638)

Intangible assets, net	$20,463	$16,277

All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangibles totaled $2,660 for 2006, $2,089 for 2005 and $2,005 for 2004. Estimated amortization expenses of the Company’s existing intangible assets for the next five years are as follows:

Year	Amount
2007	$3,749
2008	3,714
2009	3,698
2010	3,456
2011	2,605

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31
	2006	2005
Accrued compensation and benefits	$122,419	$77,182
Accrued taxes	1,725	3,374
Accrued professional fees	12,221	8,806
Accrued vacation	23,874	12,012
Accrued travel and entertainment	12,177	7,513
Other	29,847	13,781

Total	$202,263	$122,668

7. Employee Benefits

The Company has a 401(k) Savings Plan which allows eligible U.S. employees of the Company to contribute a percentage of their compensation into the plan and the Company matches up to 50.0% of the eligible employee’s contribution. The amount charged to expense for the matching contribution was $3,655, $1,577 and $1,046 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company recorded an expense of $5,700 in the year ended December 31, 2006 relating to an operational failure in the administration of the 401(k) Savings Plan. Of such amount, approximately $1,400 related to 2006 and is included in the 2006 matching contribution and approximately $4,300 related to periods prior to 2006. Certain of the Company’s employees participate in a defined contribution plan in the United Kingdom and Ireland sponsored by the Company. The costs to the Company related to these plans were not material to the Company’s results of operations or financial position for the years presented.

Cognizant India maintains employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by Cognizant India. Contribution expense recognized was $6,265, $3,758 and $2,254 for the years ended December 31, 2006, 2005 and 2004, respectively.

Cognizant India also maintains a statutory gratuity plan that is a statutory post-employment benefit plan providing defined lump sum benefits. Cognizant India makes annual contributions to an employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. The Company accounts for the gratuity plan in accordance with the provisions of EITF 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan”. Accordingly, the Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2006 and 2005, the amount accrued under the gratuity plan was $8,552 and $7,535, respectively. Expense recognized by the Company was $4,548, $3,477 and $2,752 for the years ended December 31, 2006, 2005 and 2004, respectively.

8. Income Taxes

Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2006	2005	2004
United States	$92,157	$59,386	$33,688
Foreign	185,654	125,886	88,407

Total	$277,811	$185,272	$122,095

The provision of income taxes consists for the following components for the years ended December 31:

	2006	2005	2004
Current:
Federal and state	$48,256	$26,218	$13,829
Foreign	14,121	15,437	9,100

Total current	62,377	41,655	22,929

Deferred:
Federal and state	(14,387)	(15,059)	(338)
Foreign	(2,974)	(7,590)	(739)

Total deferred	(17,361)	(22,649)	(1,077)

Total provision	$45,016	$19,006	$21,852

A reconciliation between the Company’s effective income tax rate and the U.S. Federal statutory rate is as follows:

	2006	%	2005	%	2004	%
Tax expense, at U.S. Federal statutory rate	$97,234	35.0	$64,845	35.0	$42,733	35.0
State and local income taxes, net of Federal benefit	5,048	1.8	3,262	1.8	2,146	1.8
Rate differential on foreign earnings	(55,465)	(20.0)	(36,964)	(19.9)	(21,989)	(18.1)
Repatriation of previously undistributed Indian earnings	—	—	(12,411)	(6.7)	—	—
Other	(1,801)	(0.6)	274	0.1	(1,038)	(0.8)

Total income taxes	$45,016	16.2	$19,006	10.3	$21,852	17.9

The Company’s deferred income tax assets and liabilities are comprised of the following at December 31:

	2006	2005
Deferred income tax assets:
Net operating losses	$43,905	$58,010
Revenue recognition	184	—
Compensation and benefits	23,637	15,761
Stock-based compensation	5,283	—
Depreciation and amortization	1,821	332
Other	2,240	1,466

	77,070	75,569
Less valuation allowance	3,989	3,016

Deferred tax assets, net	73,081	72,553

Deferred income tax liabilities:
Undistributed Indian income	6,080	6,103
Revenue recognition	—	1,732
Other	4,720	4,719

Deferred income tax liabilities	10,800	12,554

Net deferred income tax asset	$62,281	$59,999

At December 31, 2006, Cognizant has estimated net operating loss carryforwards for U.S. tax purposes of approximately $97,000. For Federal purposes, these losses have expiration dates ranging from December 31, 2022 through December 31, 2025. For State purposes, the date of expiration varies but will generally be less than or equal to the Federal expiration period. The Company has foreign net operating loss carryforwards of approximately $13,000, of which approximately $6,300 relates to pre-acquisition net operating losses. The Company has recorded a full valuation allowance on the foreign net operating loss carryforwards. If tax benefits are recognized through reduction of the valuation allowance, approximately $1,900 of such benefits will reduce goodwill.

Cognizant’s Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961 is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 2009. On March 31, 2006, the tax holiday expired for a second STP. The incremental Indian taxes related to the taxable STPs have been incorporated into the Company’s effective income tax rate for 2006. For the years ended December 31, 2006, 2005 and 2004, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $51,345, $34,664 and $24,208, respectively, and increase diluted EPS by $0.34, $0.24 and $0.17, respectively.

Prior to January 1, 2002, it was the Company’s intent to repatriate all accumulated earnings from India to the United States. Accordingly, Cognizant provided deferred income taxes on such pre–2002 undistributed earnings. During the first quarter of 2002, Cognizant made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, Cognizant intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to APB No. 23, Cognizant no longer accrues incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2006, the amount of unrepatriated Indian earnings and total foreign earnings, including unrepatriated Indian earnings, upon which no incremental U.S. taxes have been recorded is approximately $434,841 and $457,580, respectively. If such earnings are repatriated in the future, or no longer deemed to be indefinitely reinvested, Cognizant will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted into law. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Under the provisions of the Act, in December 2005, the Company repatriated $60,000 of undistributed Indian earnings that were not considered permanently reinvested under APB No. 23 and recorded a net income tax benefit of $12,411, consisting of a reversal of deferred income tax liabilities of $22,939 partially offset by current U.S. and Indian income taxes of $10,528. The U.S. income tax benefit was attributed to the fact that U.S. taxes due under the Act were substantially less than the amount the Company previously accrued, based on the U.S. federal statutory rate of 35%, on such undistributed Indian earnings. The repatriation reduced the Company’s effective tax rate for the year ended December 31, 2005 from 17.0% to 10.3% and increased basic and diluted EPS by $0.09 and $0.08, respectively. As of December 31, 2006, the Company has an accrual of approximately $6,100 on remaining pre-2002 undistributed Indian earnings that the Company intends to repatriate in the future.

The Company will continue to assert permanent reinvestment of all Indian earnings after December 31, 2001. Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided for as such earnings are deemed to be permanently reinvested.

9. Capital Stock

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

10. Employee Stock-Based Compensation Plans

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

The Company currently utilizes authorized, available shares to satisfy stock option exercises under its Option Plans and issuances under its Purchase Plan. During the year ended December 31, 2006, stock-based compensation expense and related income tax benefits reflected in the Company’s operating results were $29,934, and $5,943, respectively. The allocation of stock-based compensation expense between cost of revenues and selling, general and administrative expenses was as follows:

Year Ended December 31, 2006
Cost of revenues	$13,400
Selling, general and administrative expenses	16,534

Total stock-based compensation expense	$29,934

The effect of adopting SFAS No. 123R on selected reported items as compared to amounts that would have been reported under APB No. 25, including income tax benefits of $3,915 after considering changes to the geographic mix of taxable income attributed to the adoption of SFAS No. 123R, is presented in the following table:

For the Year Ended December 31, 2006
(Decrease)/ Increase
Income before provision for income taxes	$(29,934)
Net income	$(26,019)
Net cash provided by operating activities	$(33,249)
Net cash provided by financing activities	$33,249
Basic earnings per share	$(0.18)
Diluted earnings per share	$(0.17)

A summary of changes in the Option Plans for the year ended December 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	15,557,055	$13.29
Granted	2,072,650	$63.67
Exercised	(2,800,689)	$11.06
Cancelled	(377,783)	$28.82
Expired	(3,875)	$34.78

Outstanding at December 31, 2006	14,447,358	$20.55	6.12	$816,842

Vested and expected to vest at December 31, 2006	13,721,277	$19.22	6.00	$795,894

Exercisable at December 31, 2006	9,172,363	$9.84	4.98	$617,458

During August 2006, the Company granted 500,000 option shares under the 1999 Incentive Plan to four executive officers. In December 2006, the Company recorded a net expense of $293 relating to the modification of stock option awards of a non-employee director. As of December 31, 2006, the total remaining unrecognized stock-based compensation cost related to non-vested stock options expected to vest amounted to $56,233, which will be amortized over the weighted-average remaining requisite service period of 1.97 years. The total intrinsic value of options exercised was $156,580, $186,118 and $119,014 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the Company has 1,573,123 and 2,030,038 shares available for future stock option grants and issuances under the Option Plans and Purchase Plan, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for years ended December 31, 2005 and 2004.

	2005	2004
Net income, as reported	$166,266	$100,243
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined using the fair value-based method for all awards, net of related tax effects	17,990	15,193

Pro Forma net income	$148,276	$85,050

Earning per share:
Basic-as reported	$1.22	$0.77
Basic-pro forma	$1.09	$0.65
Diluted-as reported	$1.13	$0.70
Diluted-pro forma	$1.01	$0.60

The fair value of each stock option was estimated on the date of grant using a Black-Scholes option-pricing model. For the year ended December 31, 2006, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. For years ended December 31, 2005 and 2004, expected volatility was based on historical volatility of the Company’s Class A common stock and the expected term was based on historical employee exercise behavior. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The Black-Scholes model also incorporates forfeiture assumptions based on an analysis of historical data. The Company does not pay dividends.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant with the following assumptions:

	For the Year Ended December 31,
	2006	2005	2004
Dividend yield	0%	0%	0%
Weighted average volatility factor:
Option Plans	36.05%	44.20%	46.00%
Purchase Plan	34.70%	43.77%	46.00%
Weighted average expected life (in years):
Option Plans	5.23	4.00	4.00
Purchase Plan	0.25	0.25	0.25
Weighted average risk-free interest rate:
Option Plans	4.79%	3.77%	3.11%
Purchase Plan	4.71%	2.81%	1.26%
Weighted average fair value:
Option Plans	$25.87	$16.52	$10.06
Purchase Plan	$10.79	$8.51	$5.03

During the year ended December 31, 2006, the Company issued 365,827 shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $3,946.

11. Commitments

The Company leases office space and equipment under operating leases, which expire at various dates through the year 2015. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2006 are as follows:

2007	$24,361
2008	24,119
2009	22,657
2010	20,152
2011	15,207
Thereafter	7,474

Total minimum lease payments	$113,970

Rental expense totaled $24,743, $17,499 and $11,560 for years ended December 31, 2006, 2005 and 2004, respectively.

In November 2006, the Company announced the expansion of its existing India real estate development program to include over three million square feet of new space, which is inclusive of the 900,000 square feet of space that was added to the planned construction program in February 2006. The expanded program, expected to commence in the first quarter of 2007, will include the expenditure of approximately $200,000 through the end of 2008 on land acquisition, facilities construction and furnishings to build new fully-owned state-of-the-art development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India. As of December 31, 2006, the Company had outstanding fixed capital commitments of approximately $57,695 related to this India development center expansion program.

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

13. Segment Information

The Company’s reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing / Retail / Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes media and information services, telecommunications, and high technology operating segments. The Company’s sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing / Retail / Logistics, and Other reportable segments for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Revenues:
Financial services	$679,901	$440,958	$290,432
Healthcare	330,860	176,102	116,370
Manufacturing / retail / logistics	209,703	152,536	105,328
Other	203,803	116,234	74,543

Total revenue	$1,424,267	$885,830	$586,673

Segment Operating Profit:
Financial services	$254,115	$153,542	$104,074
Healthcare	135,374	71,226	47,294
Manufacturing / retail / logistics	73,443	46,210	38,842
Other	63,657	39,100	30,820

Total segment operating profit	526,589	310,078	221,030
Less - unallocated costs(1)	267,646	132,366	101,915
Less - other costs(2)	—	96	1,495

Income from operations	$258,943	$177,616	$117,620

(1)	Includes $29,934 of stock-based compensation expense for the year ended December 31, 2006. Results for 2005 and 2004 do not include such expense.
(2)	Represents costs related to the wind-down of the Company’s development facility in Limerick, Ireland. The costs associated with the closure of this facility have been disclosed separately since these costs were not allocated to a reportable segment in management’s internal reporting. All costs have been paid as of December 31, 2005.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	North America (2)	Europe(3)	Asia(5)	Total
2006
Revenues(1)	$1,227,641	$183,868	$12,758	$1,424,267

Long-lived assets(4)	$50,792	$6,328	$210,687	$267,807

2005
Revenues(1)	$772,775	$103,707	$9,348	$885,830

Long-lived assets(4)	$34,956	$6,850	$139,676	$181,482

2004
Revenues(1)	$508,432	$73,707	$4,534	$586,673

Long-lived assets(4)	$16,105	$8,483	$87,944	$112,532

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in United Kingdom of $134,926, $80,834 and $61,223 in 2006, 2005 and 2004, respectively.
(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

No customer accounted for revenues in excess of 10% of total revenues in 2006 and 2005. One customer, JPMorgan Chase, accounted for 13.7% of revenues in 2004.

14. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the two years ended December 31, 2006 are as follows:

	Three Months Ended					Full Year
2006	March 31	June 30	September 30	December 31
Operating Revenue	$285,479	$336,836	$377,522	$424,430		$1,424,267
Income from Operations(1)	$53,156	$60,671	$68,764	$76,352		$258,943
Net Income(1)	$47,164	$55,071	$61,027	$69,533		$232,795
Basic EPS(1)	$0.34	$0.39	$0.43	$0.49		$1.65
Diluted EPS(1)	$0.32	$0.37	$0.40	$0.46		$1.55

2005	March 31	June 30	September 30	December 31		Full Year
Operating Revenue	$181,681	$211,711	$235,536	$256,902		$885,830
Income from Operations	$37,187	$42,368	$47,021	$51,040		$177,616
Net Income	$31,978	$36,032	$40,583	$57,673	(3)	$166,266	(3)
Basic EPS	$0.24	$0.27	$0.30	$0.42	(3)	$1.22	(2)(3)
Diluted EPS	$0.22	$0.25	$0.28	$0.39	(3)	$1.13	(2)(3)

(1)	Includes the effect of the adoption of SFAS 123R. For additional information, refer to Note 10.
(2)

EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

(3)

Includes one-time tax benefit of $12,411, or $0.09 per basic EPS and $0.08 per diluted EPS, related to the repatriation of $60,000 of Indian earnings under the Act. For additional information, refer to Note 8.

Cognizant Technology Solutions Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/ Other	Balance at End of Period
Accounts receivable allowance for doubtful accounts:
2006	$2,325	$1,507	$61	$174	$3,719
2005	$1,560	$1,626	$124	$985	$2,325
2004	$989	$527	$—	$(44)	$1,560
Warranty accrual:
2006	$1,747	$3,142	$—	$2,117	$2,772
2005	$1,216	$2,020	$—	$1,489	$1,747
2004	$763	$2,054	$—	$1,601	$1,216