Form 10-Q
period 2007-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2007-05-10
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission File Number 0-24429

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3728359
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Glenpointe Centre West 500 Frank W. Burr Blvd. Teaneck, New Jersey	07666
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 3, 2007:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	143,756,189

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues	$460,270	$285,479
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	254,909	158,588
Selling, general and administrative expenses	109,499	66,705
Depreciation and amortization expense	12,260	7,030

Income from operations	83,602	53,156

Other income (expense), net:
Interest income	6,671	3,437
Other income (expense) – net	(17)	(41)

Total other income (expense), net	6,654	3,396

Income before provision for income taxes	90,256	56,552
Provision for income taxes	14,810	9,388

Net income	$75,446	$47,164

Basic earnings per share	$0.53	$0.34

Diluted earnings per share	$0.50	$0.32

Weighted average number of common shares outstanding – Basic	142,902	139,665

Dilutive effect of shares issuable as of period-end under stock option plans	8,856	9,689

Weighted average number of common shares outstanding – Diluted	151,758	149,354

Comprehensive income:
Net income	$75,446	$47,164
Foreign currency translation adjustments	608	722

Total comprehensive income	$76,054	$47,886

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$273,038	$265,937
Short-term investments	400,063	382,222
Trade accounts receivable, net of allowance of $4,218 and $3,719, respectively	301,195	259,210
Unbilled accounts receivable	46,568	39,265
Deferred income tax assets, net	73,124	61,257
Other current assets	43,605	32,500

Total current assets	1,137,593	1,040,391
Property and equipment, net of accumulated depreciation of $106,663 and $95,539, respectively	235,937	220,154
Goodwill	27,262	27,190
Intangible assets, net	19,367	20,463
Deferred income tax assets, net	5,954	1,024
Other assets	18,577	16,759

Total assets	$1,444,690	$1,325,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,935	$27,839
Deferred revenue	15,638	19,401
Accrued expenses and other current liabilities	186,761	202,263

Total current liabilities	239,334	249,503
Other noncurrent liabilities	8,027	2,979

Total liabilities	247,361	252,482

Commitments and Contingencies (See Note 4)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 143,749 and 142,513 shares issued and outstanding, at March 31, 2007 and December 31, 2006, respectively	1,437	1,425
Additional paid-in-capital	458,633	410,019
Retained earnings	724,873	650,277
Accumulated other comprehensive income	12,386	11,778

Total stockholders’ equity	1,197,329	1,073,499

Total liabilities and stockholders’ equity	$1,444,690	$1,325,981

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$75,446	$47,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,260	7,030
Provision for doubtful accounts	497	233
Deferred income taxes	(16,797)	(3,489)
Stock-based compensation expense	7,438	7,602
Tax benefit related to stock option exercises	21,061	9,931
Excess tax benefit on stock option exercises	(20,494)	(9,080)
Changes in assets and liabilities:
Trade accounts receivable	(42,923)	(31,705)
Other current assets	(27,320)	(15,611)
Other assets	(1,430)	(1,982)
Accounts payable	19,417	4,620
Other current liabilities	(14,672)	(18,640)

Net cash provided by (used in) operating activities	12,483	(3,927)

Cash flows from investing activities:
Purchases of property and equipment	(28,675)	(20,587)
Purchases of short-term investments	(121,585)	(133,248)
Proceeds from maturity or sale of short-term investments	103,915	103,126

Net cash used in investing activities	(46,345)	(50,709)

Cash flows from financing activities:
Proceeds from issued shares	20,106	13,587
Excess tax benefit on stock option exercises	20,494	9,080

Cash flows provided by financing activities	40,600	22,667

Effect of currency translation on cash and cash equivalents	363	393

Increase (decrease) in cash and cash equivalents	7,101	(31,576)
Cash and cash equivalents, beginning of year	265,937	196,938

Cash and cash equivalents, end of period	$273,038	$165,362

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (“Cognizant” or the “Company”) in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

Note 2 — Short-term Investments

The following is a summary of short-term investments:

	March 31, 2007	December 31, 2006
Available-for-sale securities
Auction rate securities	$352,225	$330,275
Other	9,696	13,137

Total available-for-sale securities	361,921	343,412
Time deposits	38,142	38,810

Total short-term investments	$400,063	$382,222

The carrying value of the short-term investments approximated fair value as of March 31, 2007 and December 31, 2006. Realized gains or losses, if any, on these investments were insignificant for the periods presented.

Note 3 — Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $850 was recorded as a reduction of retained earnings and an increase to noncurrent liabilities. The total amount of unrecognized tax benefits as of the date of adoption was $7,700 of which $7,500 would impact the effective income tax rate if recognized. There have been no material changes to the unrecognized tax benefit balance during the quarter ended March 31, 2007. Included in the balance of unrecognized tax benefits as of January 1, 2007, is $2,921 related to certain U.S. Federal and state unrecognized tax benefits that could reasonably be recognized during the next 12 months due to expiration of statutes of limitations.

The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had $614 accrued for interest relating to certain tax matters in India. The Company has not accrued interest on U.S. unrecognized tax benefits as the Company currently has net operating loss carry forwards that would mitigate any current interest cost.

As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the years 2003 through 2006 and various state and local income tax examinations for the tax years 2000 through 2006. The Company is also subject to examination in India and other foreign jurisdictions for the tax years 2001 through 2006. Currently, the Company is under income tax examination in India and is a party to a California state income tax audit with a prior owner. The Company does not believe that the outcome of any examination will have a material effect on its financial statements.

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits.

The majority of the Company’s STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The incremental Indian taxes related to the taxable STPs have been incorporated into the Company’s effective income tax rate for 2007. The effective tax rate of 16.4% for the three months ended March 31, 2007 decreased from 16.6% for the three months ended March 31, 2006 primarily due to the Company’s overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday.

Note 4 — Commitments and Contingencies

As of March 31, 2007, the Company had outstanding fixed capital commitments of approximately $98,000 related to its India development center expansion program.

In connection with the acquisition of substantially all the assets of Fathom Solutions, LLC (“Fathom”) in April 2005, additional purchase price, not to exceed $16,000, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007. The Company estimates that it will make an additional purchase price payment of at least $11,000 to the sellers of Fathom in 2007.

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

Note 5 — Segment Information

The Company’s reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes media, information services, telecommunications and high technology operating segments. The Company’s sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

The Company’s chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the Company’s IT development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Revenues:
Financial services	$214,180	$135,845
Healthcare	110,040	62,505
Manufacturing/retail/logistics	69,783	44,995
Other	66,267	42,134

Total revenue	$460,270	$285,479

Segment Operating Profit:
Financial services	$74,269	$49,634
Healthcare	40,180	26,854
Manufacturing/retail/logistics	24,016	16,066
Other	25,223	15,535

Total segment operating profit	163,688	108,089
Less: unallocated costs(1)	80,086	54,933

Income from operations	$83,602	$53,156

(1)	Includes $7,438 and $7,602 of stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows

	Three Months Ended March 31,
	2007	2006
Revenues(1)
North America(2)	$391,072	$247,206
Europe(3)	64,642	35,109
Asia	4,556	3,164

Total	$460,270	$285,479

	As of March 31, 2007	As of December 31, 2006
Long-lived Assets(4)
North America(2)	$49,763	$50,792
Europe	6,500	6,328
Asia(5)	226,303	210,687

Total	$282,566	$267,807

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in United Kingdom of $42,299 and $27,230 for the three months ended March 31, 2007 and 2006, respectively.

(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

No customer accounted for revenues in excess of 10% of total revenues for the quarter ended March 31, 2007 or 2006.

Note 6 — Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three months ended March 31, 2007, our revenue increased to $460.3 million compared to $285.5 million during the three months ended March 31, 2006. Net income increased to $75.4 million or $0.50 per diluted share, including stock-based compensation expense, net of tax, equal to $0.04 per diluted share, during the three months ended March 31, 2007. This is compared to net income of $47.2 million or $0.32 per diluted share, including stock-based compensation expense, net of tax, equal to $0.04 per diluted share, during the three months ended March 31, 2006. The key drivers of our revenue growth during the quarter ended March 31, 2007 were as follows:

•	strong performance of our Healthcare segment, which had revenue growth of approximately 76% for the quarter as compared to the quarter ended March 31, 2006;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	greater penetration of the European market.

During 2006 and in the first quarter of 2007, we saw increasing demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the quarter with approximately 420 active clients compared to 260 as of March 31, 2006 and increased the number of strategic clients by five during the quarter bringing the total number of our strategic clients to 92. We define a strategic client as one offering the potential to generate between $5 million and $40 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 26% and 36%, respectively, of our total revenues during the quarter ended March 31, 2007 as compared to approximately 30% and 42%, respectively, for the quarter ended March 31, 2006. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

In Europe, we continue to experience strong growth. During the quarter ended March 31, 2007, our revenue from European customers increased by approximately 84.1% to approximately $64.6 million compared to approximately $35.1 million in the quarter ended March 31, 2006. For the quarter ended March 31, 2007, revenue from Europe, excluding the UK, increased by approximately $14.4 million or approximately 183.6% from approximately $7.9 million in the quarter ended March 31, 2006 to approximately $22.3 million. Europe will continue to be an area of heavy investment for us in 2007 as we see this region as a growth opportunity for the long term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT services. Recent NASSCOM (India’s National Association of Software and Services Companies) reports state that India’s IT services export industry is expected to grow by 33% during the twelve month period ended March 31, 2007.

Our operating margin decreased to approximately 18.2% for the quarter ended March 31, 2007 compared to 18.6% for the quarter ended March 31, 2006. Excluding stock-based compensation costs of approximately $7.4 million, operating margin for the quarter ended March 31, 2007 was approximately 19.8%. This was in line with our historic targeted operating margin range, excluding stock-based compensation costs, of 19% to 20% of total revenues. Historically, we have invested the profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, we maintain a deep bench of resources, trained in a broad range of service offerings, in order to be well positioned to respond to our customer requests to take on additional projects. This also has an effect of reducing our operating margins and lowering our utilization levels. For the year ending December 31, 2007, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

During the quarter, we experienced pressure on our cost structure due to the appreciation of the India rupee versus the U.S. dollar. This is in addition to the continuing wage inflation, primarily in India, that we have experienced over the last several years. Approximately 27% of our global costs are denominated in the Indian rupee and the appreciation of the Indian rupee versus the U.S. dollar during the first quarter of 2007 as compared to the quarter ended December 31, 2006 had the effect of decreasing our operating margin by approximately 40 basis points or 0.4 percentage points. Each additional 1% appreciation of the Indian rupee will have the effect of decreasing our operating margin by 20 basis points or 0.2 percentage points. In addition, the current proposed budget by the government of India includes, among other items that may result in additional costs to the Company, a provision to tax the rental payments on commercial real estate. If approved, this additional tax will be effective for our quarter ended June 30, 2007. We have already begun to implement actions to mitigate these negative costs trends, including increasing our global utilization rates of our technical staff and reducing discretionary spending. Accordingly, we believe this balanced response will permit us to continue to maintain operating margins in our historic targeted operating margin range, which excludes stock compensation costs, of 19% to 20% of total revenues and permit us to continue to make the necessary investments to continue to grow the Company.

We finished the quarter with total headcount of approximately 43,400, an increase of approximately 16,650 over the total headcount at March 31, 2006. The increase in the number of our technical personnel and related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2007. Annualized turnover, including both voluntary and involuntary, was approximately 15% during the three months ended March 31, 2007. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represent less than 20% of our total operating expenses.

We are continuing with our strategy of moving from leased facilities to owned facilities as a way of reducing overall operating costs. In November 2006, we announced the expansion of our existing India real estate development program to include over three million square feet of new space, which is inclusive of the 900,000 square feet of space that we added to our planned construction program in February 2006. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $200 million through the end of 2008 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India. Additionally, we expect to continue to expand our capacity and capabilities in Bangalore, Kochi and Mumbai, India.

At March 31, 2007, we had cash and cash equivalents and short-term investments of $673.1 million and working capital of approximately $898.3 million. Accordingly, we do not anticipate any near-term liquidity issues.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts, which are predominantly fixed-priced contracts, are recognized as the service is performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s cost to date bears to the total estimated cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews estimated future labor costs, the driver of total expected contract costs, on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our unaudited condensed consolidated statement of operations. Contract losses for the 2007 and 2006 periods presented were immaterial.

Stock-Based Compensation. Under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (SFAS No. 123R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. In addition, judgment is also required in estimating the income tax benefits related to the stock-based awards and the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The incremental Indian taxes related to the taxable STPs have been incorporated into our effective income tax rate for 2007. The effective tax rate of 16.6% for the three months ended March 31, 2006 decreased to 16.4% for the three months ended March 31, 2007 primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday. In anticipation of the complete phase out of the tax holidays in March 2009, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2009 from our existing STPs will be fully taxable at the Indian statutory rate (33.66% as of March 31, 2007) in effect at such time.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of March 31, 2007, our goodwill balance was approximately $27.3 million.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended March 31:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues	Increase	% Increase
Revenues	$460,270	100.0%	$285,479	100.0%	$174,791	61.2%
Operating Expenses:
Cost of revenues (1)	254,909	55.4	158,588	55.6	96,321	60.7
Selling, general and administrative(2)	109,499	23.8	66,705	23.4	42,794	64.2
Depreciation and amortization	12,260	2.6	7,030	2.4	5,230	74.4

Income from operations	83,602	18.2%	53,156	18.6%	30,446	57.3

Other income (expense), net	6,654		3,396		3,258	95.9
Provision for income taxes	14,810		9,388		5,422	57.8

Net income	$75,446	16.4%	$47,164	16.5%	28,282	60.0

(1)	Includes stock-based compensation expense of $3,268 in 2007 and $3,147 in 2006 and excludes depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $4,170 in 2007 and $4,455 in 2006 and excludes depreciation and amortization expense.

The table below includes non-GAAP income from operations, excluding stock-based compensation, a measure defined by the Securities and Exchange Commission as a non-GAAP financial measure. This non-GAAP financial measure is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure, the financial statements prepared in accordance with GAAP and reconciliations of our GAAP financial statements to such non-GAAP measure should be carefully evaluated.

We manage the company to targeted operating margin, excluding stock-based compensation costs, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation costs, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense related to employee stock options and employee stock purchases for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use under SFAS No. 123R, we believe that providing a non-GAAP financial measure that excludes stock-based compensation allows investors to make additional comparisons between our operating results to those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes a cost, namely, stock-based compensation that is recurring. Stock-based compensation has been and will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for this limitation by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measure with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the three months ended March 31:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues
Income from operations, as reported	$83,602	18.2%	$53,156	18.6%
Add: stock-based compensation expense	7,438	1.6	7,602	2.7

Non-GAAP income from operations, excluding stock-based compensation expense	$91,040	19.8%	$60,758	21.3%

Revenue. Revenue increased by 61.2%, or approximately $174.8 million, from approximately $285.5 million during the three months ended March 31, 2006 to approximately $460.3 million during the three months ended March 31, 2007. This increase is attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued strength in our customers’ discretionary spending and greater penetration in the European market. Revenue from customers existing as of March 31, 2006 increased by approximately $136 million and revenue from new customers added since March 31, 2006 was approximately $38.8 million or approximately 8.4% of total revenues for the three months ended March 31, 2007. In addition, revenue from European customers increased by $29.5 million during the quarter ended March 31, 2007. We had approximately 420 active clients as of March 31, 2007 as compared to 260 active clients as of March 31, 2006. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $78.3 million and $47.5 million, respectively, of the $174.8 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 50.2% and 72.6%, respectively, compared to the quarter ended March 31, 2006 and represented approximately 47.2% and 52.8%, respectively, of total revenues for the quarter ended March 31, 2007. No customer accounted for sales in excess of 10% of revenues during the quarter ended March 31, 2007 or 2006.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 60.7%, or approximately $96.3 million, from approximately $158.6 million during the three months ended March 31, 2006 to approximately $254.9 million during the three months ended March 31, 2007. The increase was primarily due to higher compensation and benefits costs of approximately $80.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 65.1%, or approximately $48.0 million, from approximately $73.7 million during the three months ended March 31, 2006 to approximately $121.8 million during the three months ended March 31, 2007, and increased as a percentage of revenue from 25.8% to 26.5%. The increase in such expenses in absolute dollars and as a percentage of revenues was due primarily to expenses incurred to expand our sales and marketing activities and increased infrastructure expenses to support our growth.

Income from Operations. Income from operations increased 57.3%, or approximately $30.4 million, from approximately $53.2 million during the three months ended March 31, 2006 to approximately $83.6 million during the three months ended March 31, 2007, representing operating margins of 18.6% and 18.2% of revenues, respectively. The decrease in operating margin was primarily due to the increase in selling, general and administrative costs described above, as well as the appreciation of the Indian rupee versus the U.S. dollar, which negatively impacted operating margin by 15 basis points or 0.15 percentage points. Excluding stock-based compensation expense of $7.4 million in 2007 and $7.6 million in 2006, operating margin for the three months ended March 31, 2007 and March 31, 2006 was 19.8% and 21.3% of revenues, respectively. On an annual basis, we expect stock-based compensation costs to continue to decrease as a percentage of total revenues.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency gains or losses. The increase in other income/expense, net of $3.3 million is attributed to an increase in interest income of $3.2 million from $3.4 million during the three months March 31, 2006 to approximately $6.6 million during the three months ended March 31, 2007. Interest income increased due to higher average invested cash and short-term investments balances in 2007 compared to 2006.

Provision for Income Taxes. The provision for income taxes increased from approximately $9.4 million during the three months ended March 31, 2006 to approximately $14.8 million during the three months ended March 31, 2007. The effective tax rate of 16.6% for the three months ended March 31, 2006 decreased to 16.4% for the three months ended March 31, 2007 primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenues falling under the income tax holiday.

Net Income. Net income increased from approximately $47.2 million for the three months ended March 31, 2006 to approximately $75.4 million for the three months ended March 31, 2007, representing 16.5% and 16.4% of revenues, respectively.

Results by Business Segment

Our reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes media and information services, telecommunications and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three months ended March 31, 2007 and 2006 are as follows:

(Dollars in thousands)

	March 31, 2007	March 31, 2006	Increase	%
Revenues:
Financial services	$214,180	$135,845	$78,335	57.7%
Healthcare	110,040	62,505	47,535	76.0
Manufacturing/retail/logistics	69,783	44,995	24,788	55.1
Other	66,267	42,134	24,133	57.3

Total revenues	$460,270	$285,479	$174,791	61.2

Segment Operating Profit:
Financial services	$74,269	$49,634	$24,635	49.6%
Healthcare	40,180	26,854	13,326	49.6
Manufacturing/retail/logistics	24,016	16,066	7,950	49.5
Other	25,223	15,535	9,688	62.4

Total segment operating profit	$163,688	$108,089	$55,599	51.4

Financial Services Segment

Revenue. Revenue increased by 57.7%, or approximately $78.3 million, from approximately $135.8 million during the three months ended March 31, 2006 to approximately $214.2 million during the three months ended March 31, 2007. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of March 31, 2006 and customers added since such date was approximately $69.4 million and approximately $8.9 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $58.6 million over the first quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 49.6%, or approximately $24.6 million, from approximately $49.6 million during the three months ended March 31, 2006 to approximately $74.3 million during the three months ended March 31, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continued investment in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 76.0%, or approximately $47.5 million, from approximately $62.5 million during the three months ended March 31, 2006 to approximately $110.0 million during the three months ended March 31, 2007. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of March 31, 2006 and customers added since such date was approximately $38.5 million and approximately $9.0 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $29.9 million over the first quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 49.6%, or approximately $13.3 million, from approximately $26.9 million during the three months ended March 31, 2006 to approximately $40.2 million during the three months ended March 31, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continued investment in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 55.1%, or approximately $24.8 million, from approximately $45.0 million during the three months ended March 31, 2006 to approximately $69.8 million during the three months ended March 31, 2007. The increase in revenue within the manufacturing, logistics and retail groups was driven by revenue from new customers. The increase in revenue from customers existing as of March 31, 2006 and customers added since such date was approximately $11.5 million and approximately $13.3 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 49.5%, or approximately $8.0 million, from approximately $16.1 million during the three months ended March 31, 2006 to approximately $24.0 million during the three months ended March 31, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by continued investment in sales and marketing.

Other Segment

Revenue. Revenue increased by 57.3%, or approximately $24.1 million, from approximately $42.1 million during the three months ended March 31, 2006 to approximately $66.3 million during the three months ended March 31, 2007. The increase in revenue was primarily due to continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of March 31, 2006 and customers added since such date was approximately $16.4 million and approximately $7.7 million, respectively. Within the other segment, growth was particularly strong among our media and information services customers, where revenue increased approximately $14.5 million over the first quarter of last year. The increase can also be attributed to greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 62.4%, or approximately $9.7 million from approximately $15.5 million during the three months ended March 31, 2006 to approximately $25.2 million during the three months ended March 31, 2007. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents and short-term investments of approximately $673.1 million. We have used, and plan to use, such cash for: (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of March 31, 2007, we had working capital of approximately $898.3 million as compared to working capital of approximately $790.9 million as of December 31, 2006. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $12.5 million during the three months ended March 31, 2007 as compared to cash used by operations of approximately $3.9 million during the three months ended March 31, 2006. The increase is primarily attributed to the increase in net income in 2007. Trade accounts receivable increased from approximately $259.2 million at December 31, 2006 to approximately $301.2 million at March 31, 2007. Unbilled accounts receivable increased from approximately $39.3 million at December 31, 2006 to approximately $46.6 million at March 31, 2007. The increase in trade accounts receivable and unbilled receivables as of March 31, 2007 was due primarily to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At March 31, 2007, our days of sales outstanding, including unbilled receivables was approximately 68 days as compared to 65 days at December 31, 2006 and 69 days as of March 31, 2006.

Our investing activities used net cash of approximately $46.3 million during the three months ended March 31, 2007 as compared to $50.7 million during the three months ended March 31, 2006. The decrease in net cash used in investing activities primarily relates to the timing of the investment of excess cash generated from operations in short-term investments to achieve a higher return on invested balances, partially offset by greater investment in 2007 to expand our offshore IT development centers.

Our financing activities provided net cash of approximately $40.6 million during the three months ended March 31, 2007 as compared to $22.7 million during the three months ended March 31, 2006. The increase relates to a higher level of cash proceeds from the exercise of stock options and employee purchases of Company stock.

We believe that our available funds and the cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations and needs for at least the next 12 months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate earnings from India, our ability not to breach the Distribution Agreement with IMS Health, especially as it relates to our tax indemnities, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all.

During 2007 and 2006, we have not entered into any hedging arrangements nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Commitments and Contingencies

In November 2006, we announced the expansion of our existing India real estate development program to include over three million square feet of new space, which is inclusive of the 900,000 square feet of space that we added to our planned construction program in February 2006. The expanded program, which commenced during the quarter ended March 31, 2007, will include the expenditure of approximately $200 million through the end of 2008 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India. As of March 31, 2007, we had outstanding fixed capital commitments of approximately $98 million related to our existing India development center expansion program.

In connection with the acquisition of substantially all the assets of Fathom, additional purchase price, not to exceed $16 million, payable in 2007, is contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007. Currently, we estimate that we will need to make an additional payment of at least $11 million relating to the acquisition of Fathom.

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

Foreign Currency Translation

Overall, we believe that we are not exposed to significant revenue risk resulting from movement in foreign exchange rates as approximately 85% of our year-to-date revenues are generated from customers located in the United States. However, a portion of our costs in India, representing approximately 27% of our global operating costs, are denominated in local currency and subject to foreign exchange rate fluctuations, which has an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which results in non-operating foreign exchange gains and losses. On an ongoing basis we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiary.

Recent Accounting Pronouncements

We adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $0.85 million was recorded as a reduction of retained earnings and an increase to noncurrent liabilities. The total amount of unrecognized tax benefits as of the date of adoption was $7.7 million of which $7.5 million would impact our effective income tax rate if recognized. Included in the balance of unrecognized tax benefits as of January 1, 2007, is $2.9 million related to certain U.S. Federal and state unrecognized tax benefits that could reasonably be recognized during the next 12 months due to expiration of statutes of limitations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian rupee. Accordingly, we periodically evaluate the need for hedging strategies, including the use of derivative financial instruments, to mitigate the effect of foreign currency fluctuations and may use such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. In 2007 and 2006, we have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of March 31, 2007, we had approximately $673.1 million of cash and cash equivalents and short-term investments which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Additional Factors That May Affect Future Results

In addition to the risks and uncertainties detailed elsewhere in this Quarterly Report on Form 10-Q, if any of the following risks occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In such case, the trading price of our Common Stock could decline.

A substantial portion of our assets and operations are located in India and we are subject to regulatory, economic and political uncertainties in India.

We intend to continue to develop and expand our offshore facilities in India where, as of March 31, 2007, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

India has also experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India-Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq. If India were to become engaged in armed hostilities, particularly if these hostilities were protracted or involved the threat of or use of weapons of mass destruction, our operations would be materially adversely affected. In addition, U.S. companies may decline to contract with us for services in light of international terrorist incidents or armed hostilities even where India is not involved because of more generalized concerns about relying on a service provider utilizing international resources.

In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities, including us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, India’s central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including the fringe benefit tax and new service taxes. The elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes could have a material adverse effect on our business, results of operations and financial condition.

We are investing substantial cash assets in new facilities and physical infrastructure, and our profitability could be reduced if our business does not grow proportionately.

As of March 31, 2007, we had contractual commitments of approximately $98 million related to capital expenditures on construction or expansion of our IT development centers. In November 2006, we announced plans to invest approximately $200 million in new IT development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 15% of our revenues for the three months ended March 31, 2007 and 14% of our revenues for the year ended December 31, 2006. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues before reimbursements, operating income and the value of balance-sheet items originally denominated in other currencies. During the three months ended March 31, 2007, the appreciation of the Indian rupee versus the U.S. dollar negatively impacted our operating margins. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations, including further appreciation of the Indian rupee versus the U.S. dollar, or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

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

For the three months ended March 31, 2007 and the year ended December 31, 2006, we had an operating margin of 18.2% compared to an operating margin of 20.1% for the year ended December 31, 2005. Our operating margin has declined as a result of the adoption of SFAS No. 123R, which required us to record stock compensation expense for stock option grants in our consolidated statement of operations effective January 1, 2006. Our operating margin may decline further if we experience declines in demand and pricing for our services or due to adverse fluctuations in foreign currency exchange rates. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number of stock options issued and the assumptions used in the stock option pricing model may change resulting in increased stock option expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure, obtaining price increases and issuing a lower number of options than in earlier years, we cannot assure you that we will be able to continue to do so in the future.

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

The H-1B visa classification enables United States employers to hire qualified foreign workers in positions that require an education at least equal to a Baccalaureate Degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. In the current federal fiscal year, the limit is 65,000. The fiscal year 2008 cap was reached on April 2, 2007. The FY 2008 cap of 20,000 for graduates of U.S. advance degree programs was reached on April 30, 2007. The FY 2007 cap was reached on May 26, 2006. The FY 2007 cap of 20,000 for graduates of U.S. advance degree programs was reached on July 26, 2006. We will be able to file H-1B applications against the FY 2009 cap beginning on April 1, 2008 for work in H-1B status beginning on October 1, 2008. Each year the H-1B cap is reached at an earlier point prior to the beginning of the fiscal year for which the H-1B’s will be available. However, as a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Higher users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

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

In addition to immigration restrictions in the United States, there are certain restrictions on transferring our employees to work in the United Kingdom, where we have experienced significant growth. The United Kingdom requires that employees who are not nationals of the European Economic Area (EEA), which includes nationals of all European Union countries (except Bulgaria and Romania) plus Iceland, Norway, Liechtenstein and Switzerland, obtain an intra-company transfer work permit before beginning to perform work. Under the work permit regulations, in order for us to transfer our non-EEA employees to the United Kingdom, we must demonstrate that the employee had been employed by us for at least six months prior to the transfer and that the position in the United Kingdom requires someone with either: (1) a United Kingdom degree level qualification; or (2) a Higher National Diploma (HND) level occupational qualification which is relevant to the UK position; or (3) a general HND level qualification plus one year’s work experience doing the type of job for which the work permit is sought; or (4) at least three years’ high-level specialist skills acquired through doing the type of job for which the work permit is sought. These restrictions restrain our ability to add the skilled professionals we need for our operations in Europe, and could have an adverse affect on our international strategy to expand our presence in Europe. As a result, the work permit legislation in the United Kingdom could have a material adverse effect on our business, results of operations and financial condition.

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

Approximately 85% during the three months ended March 31, 2007 and 86% of our revenue during the year ended December 31, 2006 was derived from customers located in the United States. In the event of an economic slowdown, our customers may delay or reduce their IT spending significantly, which may in turn lower the demand for our services and could have a material adverse affect on our financial results. Further, hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States could cause customers in the United States to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of March 31, 2007, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

Our ability to operate and compete effectively could be impaired if we lose key personnel or if we cannot attract additional qualified personnel.

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

We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price contracts accounting for approximately 25% of our revenues for the three months ended March 31, 2007 and the year ended December 31, 2006. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. We bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers generated approximately 26% of our revenues for the three months ended March 31, 2007 and 29% of our revenues in the fiscal year ended December 31, 2006. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

We historically have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

•	the number, timing, scope and contractual terms of IT development and maintenance projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects; and

•	general economic conditions.

In addition, our future revenues, operating results and margins may fluctuate as a result of:

•	changes in pricing in response to customer demand and competitive pressures;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates;

•	the timing of collection of accounts receivable;

•	enactment of new taxes, including fringe benefit taxes in India;

•	changes in domestic and international income tax rates and regulations; and

•	changes to levels and types of equity-based compensation awards and assumptions used to determine the fair value of such awards.

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

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Description

10.1	Amended and Restated 1999 Incentive Compensation Plan Amendment No. 1, which became effective on March 2, 2007.

10.2	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007.

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: May 10, 2007	By:	/s/ Francisco D’Souza,
Francisco D’Souza, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Gordon Coburn
Gordon Coburn, Chief Financial and Operating Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Amended and Restated 1999 Incentive Compensation Plan Amendment No. 1, which became effective on March 2, 2007.

10.2	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007.

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.