Form 10-Q
period 2007-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2007-08-08
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer   ☒     Accelerated filer   ☐     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 1, 2007:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	144,661,431

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$516,514	$336,836	$976,784	$622,315
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	292,326	188,320	547,235	346,908
Selling, general and administrative expenses	120,464	80,044	229,963	146,749
Depreciation and amortization expense	13,053	7,801	25,313	14,831

Income from operations	90,671	60,671	174,273	113,827

Other income, net:
Interest income	6,450	3,853	13,121	7,290
Other income – net	529	1,508	512	1,467

Total other income, net	6,979	5,361	13,633	8,757

Income before provision for income taxes	97,650	66,032	187,906	122,584
Provision for income taxes	15,373	10,961	30,183	20,349

Net income	$82,277	$55,071	$157,723	$102,235

Basic earnings per share	$0.57	$0.39	$1.10	$0.73

Diluted earnings per share	$0.54	$0.37	$1.04	$0.68

Weighted average number of common shares outstanding – Basic	144,052	140,542	143,477	140,103

Dilutive effect of shares issuable under stock option plans	7,996	9,951	8,426	9,821

Weighted average number of common shares outstanding – Diluted	152,048	150,493	151,903	149,924

Comprehensive income:
Net income	$82,277	$55,071	$157,723	$102,235
Foreign currency translation adjustments	1,690	4,218	2,298	4,940

Total comprehensive income	$83,967	$59,289	$160,021	$107,175

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$268,985	$265,937
Short-term investments	441,251	382,222
Trade accounts receivable, net of allowances of $5,283 and $3,719, respectively	348,878	259,210
Unbilled accounts receivable	54,721	39,265
Deferred income tax assets, net	78,728	61,257
Other current assets	37,007	32,500

Total current assets	1,229,570	1,040,391
Property and equipment, net of accumulated depreciation of $117,436 and $95,539, respectively	265,749	220,154
Goodwill	43,351	27,190
Intangible assets, net	14,755	20,463
Deferred income tax assets, net	6,275	1,024
Other assets	24,654	16,759

Total assets	$1,584,354	$1,325,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,619	$27,839
Deferred revenue	15,004	19,401
Accrued expenses and other current liabilities	219,496	202,263

Total current liabilities	259,119	249,503
Other noncurrent liabilities	7,992	2,979

Total liabilities	267,111	252,482

Commitments and Contingencies (See Notes 2 and 5)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 144,603 and 142,513 shares issued and outstanding, at June 30, 2007 and December 31, 2006, respectively	1,446	1,425
Additional paid-in-capital	494,571	410,019
Retained earnings	807,150	650,277
Accumulated other comprehensive income	14,076	11,778

Total stockholders’ equity	1,317,243	1,073,499

Total liabilities and stockholders’ equity	$1,584,354	$1,325,981

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$157,723	$102,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,313	14,831
Provision for doubtful accounts	1,622	847
Deferred income taxes	(23,570)	(1,734)
Stock-based compensation expense	16,950	14,371
Tax benefit related to stock option exercises	32,466	15,751
Excess tax benefit on stock option exercises	(30,401)	(14,563)
Changes in assets and liabilities:
Trade accounts receivable	(91,604)	(74,209)
Other current assets	(19,580)	(21,028)
Other assets	(7,454)	(2,742)
Accounts payable	(1,876)	6,973
Other current liabilities	4,932	6,940

Net cash provided by operating activities	64,521	47,672

Cash flows from investing activities:
Purchases of property and equipment	(70,871)	(44,989)
Purchases of short-term investments	(302,725)	(186,899)
Proceeds from maturity or sale of short-term investments	244,702	148,867

Net cash used in investing activities	(128,894)	(83,021)

Cash flows from financing activities:
Proceeds from issued shares	35,988	22,872
Excess tax benefit on stock option exercises	30,401	14,563

Cash flows provided by financing activities	66,389	37,435

Effect of currency translation on cash and cash equivalents	1,032	4,081

Increase in cash and cash equivalents	3,048	6,167
Cash and cash equivalents, beginning of year	265,937	196,938

Cash and cash equivalents, end of period	$268,985	$203,105

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

Note 2 — Acquisitions

In connection with the acquisition of substantially all the assets of Fathom Solutions, LLC (“Fathom”) in April 2005, additional purchase price, not to exceed $16,000, payable in 2007, was contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007. As of June 30, 2007, the Company accrued approximately $12,000 of additional purchase price due to the sellers of Fathom and allocated this additional purchase price to goodwill. Payment of the $12,000 of additional purchase price was made in July 2007. In addition, the Company increased goodwill and decreased intangible assets by approximately $4,000 in connection with the final allocation of purchase price relating to the acquisition of AimNet Solutions, Inc.

Note 3 — Short-term Investments

The following is a summary of short-term investments:

	June 30, 2007	December 31, 2006
Available-for-sale securities
Auction rate securities	$382,350	$330,275
Other	13,002	13,137

Total available-for-sale securities	395,352	343,412
Time deposits	45,899	38,810

Total short-term investments	$441,251	$382,222

The carrying value of the short-term investments approximated fair value as of June 30, 2007 and December 31, 2006. Realized gains or losses, if any, on these investments were insignificant for the periods presented.

Note 4 — Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $850 was recorded as a reduction to beginning retained earnings and an increase to noncurrent liabilities. The total amount of unrecognized tax benefits as of the date of adoption was $7,700 of which $7,500 would impact the effective income tax rate if recognized. During the three months ended June 30, 2007, the Company recognized a tax benefit of $740 for certain foreign tax positions that were effectively settled. Included in the balance of unrecognized tax benefits as of January 1, 2007, is $2,921 related to certain U.S. Federal and state unrecognized tax benefits that could reasonably be recognized during the next 12 months due to expiration of statutes of limitations.

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

As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the years 2003 through 2006 and various state and local income tax examinations for the tax years 2000 through 2006. The Company is also subject to examination in India and other foreign jurisdictions for the tax years 2001 through 2006. Currently, the Company is under income tax examination in India. The Company does not believe that the outcome of any examination will have a material effect on its financial statements.

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STP’s in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The incremental Indian taxes related to the taxable STP’s have been incorporated into the Company’s effective income tax rate for 2007. The effective tax rate of 15.7% and 16.1%, respectively, for the three and six months ended June 30, 2007 decreased from 16.6% for the three and six months ended June 30, 2006 primarily due to the Company’s overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday, net reductions in statutory income tax rates and a net benefit from the effective settlement of certain foreign income tax positions during the quarter ended June 30, 2007. The principal difference between the effective income tax rates for the 2007 and 2006 periods and the Company’s U.S. federal statutory rate is the effect of the income tax holiday in India.

Note 5 — Commitments and Contingencies

As of June 30, 2007, the Company had outstanding fixed capital commitments of approximately $91,110 related to its India development center expansion program.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company’s quarterly or annual results of operations, cash flows, or consolidated financial position. Additionally, many of the Company’s engagements involve projects that are critical to the operations of its customers’ businesses and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. Although the Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering its software development and maintenance services, there can be no assurance that the limitations of liability set forth in its contracts will be enforceable in all instances or will otherwise protect the Company from liability for damages. Although the Company has general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be sufficient in amount to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Financial services	$243,059	$162,597	$457,239	$298,442
Healthcare	118,625	73,392	228,665	135,897
Manufacturing/retail/logistics	77,214	52,242	146,997	97,237
Other	77,616	48,605	143,883	90,739

Total revenue	$516,514	$336,836	$976,784	$622,315

Segment Operating Profit:
Financial services	$80,809	$58,878	$155,078	$108,512
Healthcare	41,080	28,859	81,260	55,713
Manufacturing/retail/logistics	21,311	17,994	45,328	34,060
Other	26,363	15,758	51,585	31,293

Total segment operating profit	169,563	121,489	333,251	229,578
Less: unallocated costs(1)	78,892	60,818	158,978	115,751

Income from operations	$90,671	$60,671	$174,273	$113,827

(1)	Includes $9,512 and $6,769 and $16,950 and $14,371 of stock-based compensation expense for the three months and six months ended June 30, 2007 and 2006, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues(1)
North America(2)	$435,246	$291,797	$826,318	$539,003
Europe(3)	75,847	42,413	140,489	77,522
Asia	5,421	2,626	9,977	5,790

Total	$516,514	$336,836	$976,784	$622,315

	As of June 30, 2007	As of December 31, 2006
Long-lived Assets(4)
North America(2)	$60,617	$50,792
Europe	6,599	6,328
Asia(5)	256,639	210,687

Total	$323,855	$267,807

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $48,025 and $32,081 and $90,325 and $59,311 for the three and six months ended June 30, 2007 and 2006, respectively.
(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

No customer accounted for revenues in excess of 10% of total revenues for the three and six months ended June 30, 2007 and 2006.

Note 7 — Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three and six months ended June 30, 2007, our revenue increased to $516.5 million and $976.8 million compared to $336.8 million and $622.3 million during the three and six months ended June 30, 2006. Net income increased to $82.3 million and $157.7 million, respectively, or $0.54 and $1.04 per diluted share, including stock-based compensation expense, net of tax, equal to $0.05 and $0.09 per diluted share, during the three and six months ended June 30, 2007. This is compared to net income of $55.1 million and $102.2 million, respectively, or $0.37 and $0.68 per diluted share, including stock-based compensation expense, net of tax, equal to $0.04 and $0.08 per diluted share, during the three and six months ended June 30, 2006. The key drivers of our revenue growth during the quarter ended June 30, 2007 were as follows:

•	continued strength in our Financial Services Segment, particularly with our banking customers;

•	strong performance of our Healthcare and Other segments, which had revenue growth of approximately 62% and 60%, respectively, for the quarter as compared to the quarter ended June 30, 2006;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	greater penetration of the European market.

We saw a continued increase in demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the quarter with approximately 430 active clients compared to 270 as of June 30, 2006 and increased the number of strategic clients by five during the quarter bringing the total number of our strategic clients to 97. We define a strategic client as one offering the potential to generate between $5 million and $40 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 25% and 35%, respectively, of our total revenues during the quarter ended June 30, 2007 as compared to approximately 30% and 41%, respectively, for the quarter ended June 30, 2006. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

In Europe, we continue to experience strong growth. During the quarter ended June 30, 2007, our revenue from European customers increased by approximately 79% to approximately $75.8 million compared to approximately $42.4 million in the quarter ended June 30, 2006. For the quarter ended June 30, 2007, revenue from Europe, excluding the UK, increased by approximately $17.5 million from approximately $10.3 million in the quarter ended June 30, 2006 to approximately $27.8 million. Europe will continue to be an area of heavy investment for us in 2007 as we see this region as a growth opportunity for the long term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT services. Recent NASSCOM (India’s National Association of Software and Services Companies) reports state that India’s IT services export industry was expected to grow by approximately 33% during the twelve-month period ended March 31, 2007.

Our operating margin decreased to approximately 17.6% for the quarter ended June 30, 2007 compared to 18.0% for the quarter ended June 30, 2006. Excluding stock-based compensation costs of approximately $9.5 million, operating margin for the quarter ended June 30, 2007 was approximately 19.4%. This was in line with our historic targeted operating margin range, excluding stock-based compensation costs, of 19% to 20% of total revenues. Historically, we have invested the profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a deep bench of resources, trained in a broad range of service offerings, in order to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2007, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

During the quarter, we experienced pressure on our cost structure due to the appreciation of the Indian rupee versus the U.S. dollar. This is in addition to the continuing wage inflation, primarily in India, that we have experienced over the last several years. During the quarter, approximately 31% of our global costs were denominated in the Indian rupee. The appreciation of the Indian rupee versus the U.S. dollar during the second quarter of 2007 as compared to the quarter ended March 31, 2007 had the effect of decreasing our operating margin by approximately 150 basis points or 1.5 percentage points. Each additional 1% appreciation of the Indian rupee will have the effect of decreasing our operating margin by approximately 20 basis points or 0.2 percentage points. In addition, the budget approved by the government of India during the second quarter of 2007, included certain provisions that will increase our operating costs. We have already implemented actions which are intended to mitigate these negative cost trends, including increasing our global utilization rates of our technical staff and reducing discretionary spending. Accordingly, we believe this balanced response will permit us to continue to maintain operating margins in our historic targeted operating margin range, which excludes stock compensation costs, of 19% to 20% of total revenues and permit us to continue to make the necessary investments to continue to grow the Company.

We finished the second quarter of 2007 with total headcount of approximately 45,550, an increase of approximately 15,875 over the total headcount at June 30, 2006. The increases in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2007. Annualized turnover, including both voluntary and involuntary, was approximately 17% during the three months ended June 30, 2007. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represented slightly more than 20% of our total operating expenses for the three months ended June 30, 2007.

We are continuing with our strategy of moving from leased facilities to owned facilities as a way of reducing overall operating costs. Our updated India real estate development program now includes planned construction of over four and a half million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $300 million through the end of 2009 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India. Additionally, we expect to continue to expand our capacity and capabilities in Bangalore and Kochi, India. Further, we plan to lease additional space in Special Economic Zones located in India to meet our capacity requirements.

At June 30, 2007, we had cash and cash equivalents and short-term investments of $710.2 million and working capital of approximately $970.5 million. Accordingly, we do not anticipate any near-term liquidity issues.

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

Effective April 1, 2007, we are obligated to pay a fringe benefit tax related to the exercise of stock options by our employees in India and the amount of such tax was immaterial for the three months ended June 30, 2007. The tax due is recovered by us from our employees at the time of exercise. The accounting guidance for this fringe benefit tax has not yet been finalized. We will continue to follow the accounting discussion regarding the accounting for fringe benefit tax and evaluate its impact on our consolidated financial statements when the accounting for such transactions becomes final.

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

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STP’s in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The incremental Indian taxes related to the taxable STP’s have been incorporated into our effective income tax rate for 2007. In anticipation of the complete phase out of the tax holidays in March 2009, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2009 from our existing STP’s will be fully taxable at the Indian statutory rate (33.99% as of June 30, 2007) in effect at such time.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of June 30, 2007, our goodwill balance was approximately $43.4 million.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended June 30:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues	Increase	% Increase
Revenues	$516,514	100.0%	$336,836	100.0%	$179,678	53.3%
Operating Expenses:
Cost of revenues(1)	292,326	56.6	188,320	55.9	104,006	55.2
Selling, general and administrative(2)	120,464	23.3	80,044	23.8	40,420	50.5
Depreciation and amortization	13,053	2.5	7,801	2.3	5,252	67.3

Income from operations	90,671	17.6%	60,671	18.0%	30,000	49.4

Other income, net	6,979		5,361		1,618	30.2
Provision for income taxes	15,373		10,961		4,412	40.3

Net income	$82,277	15.9%	$55,071	16.3%	27,206	49.4

(1)	Includes stock-based compensation expense of $4,828 in 2007 and $3,332 in 2006 and excludes depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $4,684 in 2007 and $3,437 in 2006 and excludes depreciation and amortization expense.

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

We seek to manage the company to targeted operating margin, excluding stock-based compensation costs, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation costs, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense related to employee stock options and employee stock purchases for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use under SFAS No. 123R, we believe that providing a non-GAAP financial measure that excludes stock-based compensation allows investors to make additional comparisons between our operating results to those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the three months ended June 30:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues
Income from operations, as reported	$90,671	17.6%	$60,671	18.0%
Add: stock-based compensation expense	9,512	1.8	6,769	2.0

Non-GAAP income from operations, excluding stock-based compensation expense	$100,183	19.4%	$67,440	20.0%

Revenue. Revenue increased by 53.3%, or approximately $179.7 million, from approximately $336.8 million during the three months ended June 30, 2006 to approximately $516.5 million during the three months ended June 30, 2007. This increase is attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued strength in our customers’ discretionary spending and greater penetration in the European market. Revenue from customers existing as of June 30, 2006 increased by approximately $146.5 million and revenue from new customers added since June 30, 2006 was approximately $33.2 million or approximately 6.4% of total revenues for the three months ended June 30, 2007. In addition, revenue from European customers for the quarter ended June 30, 2007 increased by $33.4 million over the comparable 2006 quarter. We had approximately 430 active clients as of June 30, 2007 as compared to 270 active clients as of June 30, 2006. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $80.5 million and $45.2 million, respectively, of the $179.7 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 49.9% and 56.6%, respectively, compared to the quarter ended June 30, 2006 and represented approximately 47.7% and 52.3%, respectively, of total revenues for the quarter ended June 30, 2007. No customer accounted for sales in excess of 10% of revenues during the quarter ended June 30, 2007 or 2006.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 55.2%, or approximately $104.0 million, from approximately $188.3 million during the three months ended June 30, 2006 to approximately $292.3 million during the three months ended June 30, 2007. The increase was primarily due to higher compensation and benefits costs of approximately $91.6 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 52.0%, or approximately $45.7 million, from approximately $87.8 million during the three months ended June 30, 2006 to approximately $133.5 million during the three months ended June 30, 2007, and decreased as a percentage of revenue from 26.1% to 25.8%. The decrease as a percentage of revenues was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization.

Income from Operations. Income from operations increased 49.4%, or approximately $30.0 million, from approximately $60.7 million during the three months ended June 30, 2006 to approximately $90.7 million during the three months ended June 30, 2007, representing operating margins of 18.0% and 17.6% of revenues, respectively. The decrease in operating margin was due primarily to appreciation of the Indian rupee versus the U.S. dollar and wage inflation, primarily in India, partially offset by cost containment actions such as control of discretionary spending and scale efficiencies, including increased utilization rates of our technical staff. Excluding stock-based compensation expense of $9.5 million in 2007 and $6.8 million in 2006, operating margin for the three months ended June 30, 2007 and June 30, 2006 was 19.4% and 20.0% of revenues, respectively. On an annual basis, we expect stock-based compensation costs to continue to decrease as a percentage of total revenues.

Other Income, Net. Other income, net consists primarily of interest income and foreign currency gains or losses. The increase in other income, net of $1.6 million is attributed to an increase in interest income of $2.6 million from $3.9 million during the three months ended June 30, 2006 to approximately $6.5 million during the three months ended June 30, 2007 partially offset by a $1.0 million reduction in other income due to remeasurement of certain balance sheet accounts for movements in foreign currency rates. Interest income increased due to higher average invested cash and short-term investments balances in 2007 compared to 2006.

Provision for Income Taxes. The provision for income taxes increased from approximately $11.0 million during the three months ended June 30, 2006 to approximately $15.4 million during the three months ended June 30, 2007. The effective tax rate of 16.6% for the three months ended June 30, 2006 decreased to 15.7% for the three months ended June 30, 2007 primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday, net reductions in statutory income tax rates and a net benefit attributed to the effective settlement of certain foreign income tax positions during the three months ended June 30, 2007.

Net Income. Net income increased from approximately $55.1 million for the three months ended June 30, 2006 to approximately $82.3 million for the three months ended June 30, 2007, representing 16.3% and 15.9% of revenues, respectively.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues	Increase	% Increase
Revenues	$976,784	100.0%	$622,315	100.0%	$354,469	57.0%
Operating Expenses:
Cost of revenues (1)	547,235	56.0	346,908	55.7	200,327	57.7
Selling, general and administrative (2)	229,963	23.6	146,749	23.6	83,214	56.7
Depreciation and amortization	25,313	2.6	14,831	2.4	10,482	70.7

Income from operations	174,273	17.8%	113,827	18.3%	60,446	53.1

Other income, net	13,633		8,757		4,876	55.7
Provision for income taxes	30,183		20,349		9,834	48.3

Net income	$157,723	16.1%	$102,235	16.4%	55,488	54.3

(1)	Includes stock-based compensation expense of $8,096 in 2007 and $6,479 in 2006 and excludes depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $8,854 in 2007 and $7,892 in 2006 and excludes depreciation and amortization expense.

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

We seek to manage the company to targeted operating margin, excluding stock-based compensation costs, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation costs, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense related to employee stock options and employee stock purchases for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use under SFAS No. 123R, we believe that providing a non-GAAP financial measure that excludes stock-based compensation allows investors to make additional comparisons between our operating results to those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the six months ended June 30:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues
Income from operations, as reported	$174,273	17.8%	$113,827	18.3%
Add: stock-based compensation expense	16,950	1.8	14,371	2.3

Non-GAAP income from operations, excluding stock-based compensation expense	$191,223	19.6%	$128,198	20.6%

Revenue. Revenue increased by 57.0%, or approximately $354.5 million, from approximately $622.3 million during the six months ended June 30, 2006 to approximately $976.8 million during the six months ended June 30, 2007. This increase is attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued strength in our customers’ discretionary spending and greater penetration in the European market. Revenue from customers existing as of June 30, 2006 increased by approximately $295.3 million and revenue from new customers added since June 30, 2006 was approximately $59.2 million or approximately 6.1% of total revenues for the six months ended June 30, 2007. In addition, revenue from European customers during the six months ended June 30, 2007 increased by $63.0 million over the comparable six-month period in 2006. We had approximately 430 active clients as of June 30, 2007 as compared to 270 active clients as of June 30, 2006. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $158.8 million and $92.8 million, respectively, of the $354.5 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 50.0% and 63.8%, respectively, compared to the six months ended June 30, 2006 and represented approximately 47.5% and 52.5%, respectively, of total revenues for the six months ended June 30, 2007. No customer accounted for sales in excess of 10% of revenues during the six months ended June 30, 2007 or 2006.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 57.7%, or approximately $200.3 million, from approximately $346.9 million during the six months ended June 30, 2006 to approximately $547.2 million during the six months ended June 30, 2007. The increase was primarily due to higher compensation and benefits costs of approximately $172 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 58.0%, or approximately $93.7 million, from approximately $161.6 million during the six months ended June 30, 2006 to approximately $255.3 million during the six months ended June 30, 2007, and increased as a percentage of revenue from 26.0% to 26.1%. The increase in such expenses in absolute dollars was due primarily to expenses incurred to expand our sales and marketing activities and increased infrastructure expenses to support our growth.

Income from Operations. Income from operations increased 53.1%, or approximately $60.4 million, from approximately $113.8 million during the six months ended June 30, 2006 to approximately $174.3 million during the six months ended June 30, 2007, representing operating margins of 18.3% and 17.8% of revenues, respectively. The decrease in operating margin was due primarily to appreciation of the Indian rupee versus the U.S. dollar and wage inflation, primarily in India, partially offset by cost containment actions such as control of discretionary spending and scale efficiencies, including increased utilization rates of our technical staff. Excluding stock-based compensation expense of $17.0 million in 2007 and $14.4 million in 2006, operating margin for the six months ended June 30, 2007 and June 30, 2006 was 19.6% and 20.6%, respectively. On an annual basis, we expect stock-based compensation costs to continue to decrease as a percentage of total revenues.

Other Income, Net. Other income, net consists primarily of interest income and foreign currency gains or losses. The increase in other income, net of $4.9 million is attributed to an increase in interest income of $5.8 million from $7.3 million during the six months ended June 30, 2006 to approximately $13.1 million during the six months ended June 30, 2007, partially offset by a reduction of approximately $0.9 million in other income due to remeasurement of certain balance sheet accounts for movements in foreign currency rates. Interest income increased due to higher average invested cash and short-term investments balances in 2007 compared to 2006.

Provision for Income Taxes. The provision for income taxes increased from approximately $20.3 million during the six months ended June 30, 2006 to approximately $30.2 million during the six months ended June 30, 2007. The effective tax rate of 16.6% for the six months ended June 30, 2006 decreased to 16.1% for the six months ended June 30, 2007 primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday, net reductions in statutory income tax rates and a net benefit attributed to the effective settlement of certain foreign income tax positions during the three months ended June 30, 2007.

Net Income. Net income increased from approximately $102.2 million for the six months ended June 30, 2006 to approximately $157.7 million for the six months ended June 30, 2007, representing 16.4% and 16.1% of revenues, respectively.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three months ended June 30, 2007 and 2006 are as follows:

(Dollars in thousands)

	June 30, 2007	June 30, 2006	Increase	%
Revenues:
Financial services	$243,059	$162,597	$80,462	49.5%
Healthcare	118,625	73,392	45,233	61.6
Manufacturing/retail/logistics	77,214	52,242	24,972	47.8
Other	77,616	48,605	29,011	59.7

Total revenues	$516,514	$336,836	$179,678	53.3

Segment Operating Profit:
Financial services	$80,809	$58,878	$21,931	37.2%
Healthcare	41,080	28,859	12,221	42.3
Manufacturing/retail/logistics	21,311	17,994	3,317	18.4
Other	26,363	15,758	10,605	67.3

Total segment operating profit	$169,563	$121,489	$48,074	39.6

Financial Services Segment

Revenue. Revenue increased by 49.5%, or approximately $80.5 million, from approximately $162.6 million during the three months ended June 30, 2006 to approximately $243.1 million during the three months ended June 30, 2007. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2006 and customers added since such date was approximately $70.3 million and approximately $10.2 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $63.9 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 37.2%, or approximately $21.9 million, from approximately $58.9 million during the three months ended June 30, 2006 to approximately $80.8 million during the three months ended June 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 61.6%, or approximately $45.2 million, from approximately $73.4 million during the three months ended June 30, 2006 to approximately $118.6 million during the three months ended June 30, 2007. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2006 and customers added since such date was approximately $40.5 million and approximately $4.7 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $26.9 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 42.3%, or approximately $12.2 million, from approximately $28.9 million during the three months ended June 30, 2006 to approximately $41.1 million during the three months ended June 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 47.8%, or approximately $25.0 million, from approximately $52.2 million during the three months ended June 30, 2006 to approximately $77.2 million during the three months ended June 30, 2007. The increase in revenue within the manufacturing, logistics and retail groups was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2006 and customers added since such date was approximately $17.6 million and approximately $7.4 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 18.4%, or approximately $3.3 million, from approximately $18.0 million during the three months ended June 30, 2006 to approximately $21.3 million during the three months ended June 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 59.7%, or approximately $29.0 million, from approximately $48.6 million during the three months ended June 30, 2006 to approximately $77.6 million during the three months ended June 30, 2007. The increase in revenue was primarily due to continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2006 and customers added since such date was approximately $18.1 million and approximately $10.9 million, respectively. Within the other segment, growth was particularly strong among our media and information services customers, where revenue increased approximately $15.1 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment and greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 67.3%, or approximately $10.6 million from approximately $15.8 million during the three months ended June 30, 2006 to approximately $26.4 million during the three months ended June 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments partially offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the six months ended June 30, 2007 and 2006 are as follows:

(Dollars in thousands)

	June 30, 2007	June 30, 2006	Increase	%
Revenues:
Financial services	$457,239	$298,442	$158,797	53.2%
Healthcare	228,665	135,897	92,768	68.3
Manufacturing/retail/logistics	146,997	97,237	49,760	51.2
Other	143,883	90,739	53,144	58.6

Total revenues	$976,784	$622,315	$354,469	57.0

Segment Operating Profit:
Financial services	$155,078	$108,512	$46,566	42.9%
Healthcare	81,260	55,713	25,547	45.9
Manufacturing/retail/logistics	45,328	34,060	11,268	33.1
Other	51,585	31,293	20,292	64.8

Total segment operating profit	$333,251	$229,578	$103,673	45.2

Financial Services Segment

Revenue. Revenue increased by 53.2%, or approximately $158.8 million, from approximately $298.4 million during the six months ended June 30, 2006 to approximately $457.2 million during the six months ended June 30, 2007. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2006 and customers added since such date was approximately $141.8 million and approximately $17.0 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $122.5 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 42.9%, or approximately $46.6 million, from approximately $108.5 million during the six months ended June 30, 2006 to approximately $155.1 million during the six months ended June 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 68.3%, or approximately $92.8 million, from approximately $135.9 million during the six months ended June 30, 2006 to approximately $228.7 million during the six months ended June 30, 2007. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2006 and customers added since such date was approximately $83.2 million and approximately $9.6 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $56.9 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 45.9%, or approximately $25.5 million, from approximately $55.7 million during the six months ended June 30, 2006 to approximately $81.3 million during the six months ended

June 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 51.2%, or approximately $49.8 million, from approximately $97.2 million during the six months ended June 30, 2006 to approximately $147.0 million during the six months ended June 30, 2007. The increase in revenue within the manufacturing, logistics and retail groups was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2006 and customers added since such date was approximately $35.3 million and approximately $14.5 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 33.1%, or approximately $11.3 million, from approximately $34.1 million during the six months ended June 30, 2006 to approximately $45.3 million during the six months ended June 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 58.6%, or approximately $53.1 million, from approximately $90.7 million during the six months ended June 30, 2006 to approximately $143.9 million during the six months ended June 30, 2007. The increase in revenue was primarily due to continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2006 and customers added since such date was approximately $35.0 million and approximately $18.1 million, respectively. Within the other segment, growth was particularly strong among our media and information services customers, where revenue increased approximately $29.6 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment and greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 64.8%, or approximately $20.3 million from approximately $31.3 million during the six months ended June 30, 2006 to approximately $51.6 million during the six months ended June 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments partially offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents and short-term investments of approximately $710.2 million. We have used, and plan to use, such cash for: (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of June 30, 2007, we had working capital of approximately $970.5 million as compared to working capital of approximately $790.9 million as of December 31, 2006. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $64.5 million during the six months ended June 30, 2007 as compared to cash provided by operations of approximately $47.7 million during the six months ended June 30, 2006. The increase is primarily attributed to the increase in net income in 2007 partially offset by investments in working capital. Trade accounts receivable increased from approximately $259.2 million at December 31, 2006 to approximately $348.9 million at June 30, 2007. Unbilled accounts receivable increased from approximately $39.3 million at December 31, 2006 to approximately $54.7 million at June 30, 2007. The increase in trade accounts receivable and unbilled receivables as of June 30, 2007 was due primarily to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At June 30, 2007, our days of sales outstanding, including unbilled receivables, was approximately 71 days as compared to 65 days at December 31, 2006 and 72 days as of June 30, 2006.

Our investing activities used net cash of approximately $128.9 million during the six months ended June 30, 2007 as compared to $83.0 million during the six months ended June 30, 2006. The increase in net cash used in investing activities primarily relates to greater investment in 2007 of excess cash generated from operations into short-term investments to achieve a higher return on invested balances and increased capital expenditure spending in 2007 to expand our offshore IT development centers.

Our financing activities provided net cash of approximately $66.4 million during the six months ended June 30, 2007 as compared to $37.4 million during the six months ended June 30, 2006. The increase relates to a higher level of cash proceeds from the exercise of stock options and employee purchases of Company stock as well as greater levels of windfall income tax benefits generated on stock option exercises in 2007.

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

Commitments and Contingencies

Our updated India real estate development program now includes planned construction of over four and a half million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $300 million through the end of 2009 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India. As of June 30, 2007, we had outstanding fixed capital commitments of approximately $91 million related to our existing India development center expansion program.

In connection with the acquisition of substantially all the assets of Fathom Solutions, LLC, or Fathom, in April 2005, additional purchase price, not to exceed $16 million, payable in 2007, was contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007. As of June 30, 2007, we have accrued approximately $12 million of additional purchase price payable to the sellers of Fathom, which amount was paid in July 2007 and was funded by cash flows from operations.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our application design, development and maintenance services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be sufficient in amount to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our quarterly and annual operating results, financial position and cash flows.

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

Foreign Currency Translation

Overall, we believe that we are not exposed to significant revenue risk resulting from movement in foreign exchange rates as approximately 84% of our revenues for the quarter ended June 30, 2007 are generated from customers located in North America. However, a portion of our costs in India, representing approximately 31% of our global operating costs for the quarter ended June 30, 2007, are denominated in local currency and subject to foreign exchange rate fluctuations, which has an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which results in non-operating foreign exchange gains and losses. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiary.

Recent Accounting Pronouncements

We adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $0.85 million was recorded as a reduction of beginning retained earnings and an increase to noncurrent liabilities. The total amount of unrecognized tax benefits as of the date of adoption was $7.7 million of which $7.5 million would impact our effective income tax rate if recognized. Included in the balance of unrecognized tax benefits as of January 1, 2007, is $2.9 million related to certain U.S. Federal and state unrecognized tax benefits that could reasonably be recognized during the next 12 months due to expiration of statutes of limitations. During the quarter ending June 30, 2007, we reduced our liability for unrecognized tax benefits by approximately $0.74 million upon effective settlement of certain foreign income tax positions.

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

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. We have experienced wage inflation in India; however, this has not had a material impact on our results of operations as Indian wages represented slightly more than 20% of our total operating expenses for the three months ended June 30, 2007.

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

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of June 30, 2007, we had approximately $710.2 million of cash and cash equivalents and short-term investments which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to continue to develop and expand our offshore facilities in India where, as of June 30, 2007, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

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

As of June 30, 2007, we had contractual commitments of approximately $91.1 million related to capital expenditures on construction or expansion of our IT development centers. We expect to invest approximately $300 million in new IT development centers during the three years ended December 31, 2009. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 15% of our revenues for the six months ended June 30, 2007 and 14% of our revenues for the year ended December 31, 2006. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations and the value of balance-sheet items originally denominated in other currencies. During the six months ended June 30, 2007, the appreciation of the Indian rupee versus the U.S. dollar negatively impacted our operating margins. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations, including further appreciation of the Indian rupee versus the U.S. dollar, or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

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

For the six months ended June 30, 2007 and the year ended December 31, 2006, we had an operating margin of 17.8% and 18.2%, respectively, compared to an operating margin of 20.1% for the year ended December 31, 2005. Our operating margin has declined as a result of the adoption of SFAS No. 123R, which required us to record stock compensation expense for stock option grants in our consolidated statement of operations effective January 1, 2006. Our operating margin may decline further if we experience declines in demand and pricing for our services or due to adverse fluctuations in foreign currency exchange rates. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number of stock options issued and the assumptions used in the stock option pricing model may change resulting in increased stock option expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure, obtaining price increases and issuing a lower number of options in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

We do not place L-1B workers at third party sites where they are under the primary supervision of a different employer, nor do we place L-1B holders at third party sites in an arrangement to provide labor for the third party, without providing a service involving our specialized knowledge. Since implementation of the new law, we have not encountered any difficulty in establishing this fact to CIS’s satisfaction. However, if CIS and/or the United States Department of State, through its visa-issuing U.S. consular posts abroad, decide to interpret these provisions in a very restrictive fashion, this could impair our ability to staff our projects in the United States with resources from our entities abroad. In addition, CIS has not yet issued regulations governing these new provisions. If such regulations are restrictive in nature, this could impair our ability to staff our projects in the United States with resources from our entities abroad.

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

Approximately 85% of our revenues during the six months ended June 30, 2007 and 86% of our revenue during the year ended December 31, 2006 was derived from customers located in the United States. In the event of an economic slowdown, our customers may delay or reduce their IT spending significantly, which may in turn lower the demand for our services and could have a material adverse affect on our financial results. Further, hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States could cause customers in the United States to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of June 30, 2007, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price contracts accounting for approximately 25% of our revenues for the six months ended June 30, 2007 and the year ended December 31, 2006. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. We bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers generated approximately 25% of our revenues for the six months ended June 30, 2007 and 29% of our revenues in the fiscal year ended December 31, 2006. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

We historically have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

•	the number, timing, scope and contractual terms of IT development and maintenance projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects; and

•	general economic conditions.

In addition, our future revenues, operating results and margins may fluctuate as a result of:

•	changes in pricing in response to customer demand and competitive pressures;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates, including the Indian rupee versus the U. S. dollar;

•	the timing of collection of accounts receivable;

•	enactment of new taxes, including fringe benefit taxes in India;

•	changes in domestic and international income tax rates and regulations; and

•	changes to levels and types of equity-based compensation awards and assumptions used to determine the fair value of such awards.

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

Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that coverage will continue to be available on reasonable terms or will be sufficient in amount to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations and financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, was held on June 7, 2007. There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 128,737,737 shares of our Class A common stock out of a total number of 143,749,939 shares of Class A common stock issued and outstanding and entitled to vote at the meeting.

The matters that were voted on at the Annual Meeting were:

(A) A proposal to elect the following two nominees as our Class I Directors to serve until our 2010 annual meeting of stockholders and until their respective successors have been duly elected and qualified:

Lakshmi Narayanan; and

John E. Klein;

(B) A proposal to amend our Amended and Restated 1999 Incentive Compensation Plan (the “Incentive Plan”), to (i) increase the maximum number of shares of Class A Common Stock reserved for issuance under the Incentive Plan by an additional 3,500,000 shares from 38,261,580 to 41,761,580 shares of Class A Common Stock and (ii) reconfirm the performance goals which may serve as the basis for structuring awards under the Incentive Plan to qualify as performance-based compensation for purposes of Internal Revenue Code Section 162(m); and

(C) A proposal to ratify the appointment of PricewaterhouseCoopers LLP, as our independent registered public accounting firm for the year ending December 31, 2007.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of Class A Common Stock
Proposal	For	Withheld
Election of the following two nominees as Class I Directors:
Lakshmi Narayanan	125,557,324	3,180,411
John E. Klein	126,523,075	2,214,660

	Number of Shares of Class A Common Stock
Proposal	For	Against	Abstain
Proposal to amend the Amended and Restated 1999 Incentive Compensation Plan	84,508,814	28,597,483	962,543

	Number of Shares of Class A Common Stock
Proposal	For	Against	Abstain
Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2007	126,864,594	1,112,595	758,254

Accordingly, our stockholders elected Lakshmi Narayanan and John E. Klein to serve as Class I Directors until our 2010 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Each of the following Directors who were not up for reelection at the Annual Meeting continue to serve as Directors since the Annual Meeting: Robert W. Howe, Robert E. Weissman, Thomas M. Wendel and Francisco D’Souza.

Our stockholders also approved the amendment to our Incentive Plan and ratified the selection by the audit committee of our board of directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2007.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Description

10.1	Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan (as amended and restated through April 26, 2007). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 8, 2007.)

10.2	Severance and Noncompetition Agreement with Rajeev Mehta dated July 23, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2007.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: August 8, 2007	By:	/s/ Francisco D’Souza,
Francisco D’Souza, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Gordon Coburn
Gordon Coburn, Chief Financial and Operating Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan (as amended and restated through April 26, 2007). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 8, 2007.)

10.2	Severance and Noncompetition Agreement with Rajeev Mehta dated July 23, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2007.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.