Form 10-Q
period 2007-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2007-11-09
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 1, 2007:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	290,360,818

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2007 and 2006 and for the Nine Months Ended September 30, 2007 and 2006	3

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	24

Item 1A.	Risk Factors	24

Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$558,837	$377,522	$1,535,621	$999,837
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	317,286	208,427	864,521	555,335
Selling, general and administrative expenses	126,551	91,470	356,514	238,219
Depreciation and amortization expense	13,870	8,861	39,183	23,692

Income from operations	101,130	68,764	275,403	182,591

Other income, net:
Interest income	7,917	4,787	21,038	12,077
Other income (expense) – net	2,644	(611)	3,156	856

Total other income, net	10,561	4,176	24,194	12,933

Income before provision for income taxes	111,691	72,940	299,597	195,524
Provision for income taxes	15,537	11,913	45,720	32,262

Net income	$96,154	$61,027	$253,877	$163,262

Basic earnings per share (1)	$0.33	$0.22	$0.88	$0.58

Diluted earnings per share (1)	$0.32	$0.20	$0.83	$0.54

Weighted average number of common shares outstanding – Basic (1)	289,559	282,405	287,823	280,939

Dilutive effect of shares issuable under stock option plans – (1)	15,005	19,266	16,236	19,516

Weighted average number of common shares outstanding – Diluted (1)	304,564	301,671	304,059	300,455

Comprehensive income:
Net income	$96,154	$61,027	$253,877	$163,262
Foreign currency translation adjustments	2,678	801	4,976	5,741

Total comprehensive income	$98,832	$61,828	$258,853	$169,003

(1)	Reflects a two-for-one stock split effected by a 100% stock dividend paid on October 16, 2007 (See Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$296,488	$265,937
Short-term investments	512,768	382,222
Trade accounts receivable, net of allowances of $6,203 and $3,719, respectively	372,061	259,210
Unbilled accounts receivable	56,440	39,265
Deferred income tax assets, net	69,175	61,257
Other current assets	46,662	32,500

Total current assets	1,353,594	1,040,391
Property and equipment, net of accumulated depreciation of $129,931 and $95,539, respectively	291,629	220,154
Goodwill	43,596	27,190
Intangible assets, net	14,156	20,463
Deferred income tax assets, net	8,632	1,024
Other assets	27,406	16,759

Total assets	$1,739,013	$1,325,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,775	$27,839
Deferred revenue	19,069	19,401
Accrued expenses and other current liabilities	237,510	202,263

Total current liabilities	286,354	249,503
Other noncurrent liabilities	9,152	2,979

Total liabilities	295,506	252,482

Commitments and Contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 290,285 and 285,026 shares issued and outstanding, at September 30, 2007 and December 31, 2006, respectively (1)	2,903	2,850
Additional paid-in-capital (1)	520,546	408,594
Retained earnings	903,304	650,277
Accumulated other comprehensive income	16,754	11,778

Total stockholders’ equity	1,443,507	1,073,499

Total liabilities and stockholders’ equity	$1,739,013	$1,325,981

(1)	Reflects a two-for-one stock split effected by a 100% stock dividend paid on October 16, 2007 (See Note 1).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$253,877	$163,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,183	23,692
Provision for doubtful accounts	3,132	1,285
Deferred income taxes	(16,404)	(277)
Stock-based compensation expense	26,105	21,841
Tax benefit related to stock option exercises	38,940	24,416
Excess tax benefit on stock option exercises	(36,503)	(22,684)
Changes in assets and liabilities:
Trade accounts receivable	(115,340)	(98,297)
Other current assets	(31,032)	(29,204)
Other assets	(9,438)	(5,440)
Accounts payable	3,337	9,305
Other current and noncurrent liabilities	38,567	46,519

Net cash provided by operating activities	194,424	134,418

Cash flows from investing activities:
Purchases of property and equipment	(110,433)	(71,212)
Purchases of short-term investments	(544,475)	(383,091)
Proceeds from maturity or sale of short-term investments	415,657	272,840
Acquisitions, net of cash acquired	(11,955)	(14,773)

Net cash used in investing activities	(251,206)	(196,236)

Cash flows from financing activities:
Proceeds from issued shares	47,822	37,436
Excess tax benefit on stock option exercises	36,503	22,684
Repayment of acquired credit line and notes payable	—	(1,725)

Cash flows provided by financing activities	84,325	58,395

Effect of currency translation on cash and cash equivalents	3,008	4,185

Increase in cash and cash equivalents	30,551	762
Cash and cash equivalents, beginning of year	265,937	196,938

Cash and cash equivalents, end of period	$296,488	$197,700

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (“Cognizant” or the “Company”) in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

On September 17, 2007, the Board of Directors declared a two-for-one stock split to be effected by a 100% stock dividend paid on October 16, 2007 to stockholders of record as of October 1, 2007. The stock split has been reflected in the accompanying unaudited condensed consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information have been retroactively adjusted to reflect the stock split as if it occurred at the beginning of the earliest period presented. Stockholders’ equity accounts as of September 30, 2007 have been retroactively adjusted to reflect a $1,451 reclassification of an amount equal to the par value of the increase in issued shares of Class A common stock from the additional paid-in-capital account to the Class A common stock account.

Note 2 — Acquisitions

In connection with the acquisition of substantially all the assets of Fathom Solutions, LLC (“Fathom”) in April 2005, additional purchase price, not to exceed $16,000, payable in 2007, was contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007. Payment of $11,955 of additional purchase price was made to the sellers of Fathom in July 2007 and allocated to goodwill. In addition, the Company increased goodwill and decreased intangible assets by approximately $4,000 in connection with the final allocation of purchase price relating to the acquisition of AimNet Solutions, Inc.

Note 3 — Short-term Investments

The following is a summary of short-term investments:

	September 30, 2007	December 31, 2006
Available-for-sale securities:
Auction rate securities	$456,800	$330,275
Other	8,380	13,137

Total available-for-sale securities	465,180	343,412
Time deposits	47,588	38,810

Total short-term investments	$512,768	$382,222

The carrying value of the short-term investments approximated fair value as of September 30, 2007 and December 31, 2006. Realized gains or losses, if any, on these investments were insignificant for the periods presented.

Note 4 — Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $850 was recorded as a reduction of retained earnings and an increase to noncurrent liabilities. The total amount of unrecognized tax benefits as of the date of adoption was $7,700 of which $7,500 would impact the effective income tax rate if recognized. The January 1, 2007 liability for unrecognized tax benefits included $2,921 related to certain U.S. Federal and state unrecognized tax benefits that could reasonably be recognized during the next 12 months due to expiration of statutes of limitations. During the three and nine months ended September 30, 2007, the Company recognized tax benefits relating to uncertain tax positions of $2,830 and $3,570, respectively. During the three months ended September 30, 2007, the Company recognized a tax benefit of $2,830 upon the expiration of the statue of limitations for certain U.S. Federal income tax positions. In addition, the Company recognized $740 for certain foreign tax positions that were effectively settled during the quarter ended June 30, 2007.

The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, the Company had $614 accrued for interest relating to certain tax matters in India. The Company has not accrued interest on U.S. unrecognized tax benefits as the Company currently has net operating loss carryforwards that would mitigate any current interest cost.

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

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STP’s in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The incremental Indian taxes related to the taxable STP’s have been incorporated into the Company’s effective income tax rate for 2007. The effective tax rate of 13.9% and 15.3%, respectively, for the three and nine months ended September 30, 2007 decreased from 16.3% and 16.5% for the three and nine months ended September 30, 2006 primarily due primarily due to a tax benefit recognized during the third quarter of 2007 upon the expiration of the U.S. income tax statute of limitations for uncertain income tax positions, our overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday, and net reductions in statutory income tax rates. The principal difference between the effective income tax rates for the 2007 and 2006 periods and the Company’s U.S. Federal statutory rate is the effect of the income tax holiday in India.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). The MAT calculation includes all Indian profits and the resulting income tax may be credited against Indian income taxes due in future years. The Company has recorded a deferred income tax asset for taxes due under the MAT.

Note 5 — Commitments and Contingencies

As of September 30, 2007, the Company had outstanding fixed capital commitments of approximately $168,159 related to its India development center expansion program.

On September 17, 2007, the Company’s Board of Directors authorized a share repurchase program of up to $100,000 of the Company’s Class A common stock over the next 12 months.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Financial Services	$260,673	$182,020	$717,911	$480,463
Healthcare	130,414	87,411	359,080	223,308
Manufacturing/Retail/Logistics	86,452	55,294	233,449	152,531
Other	81,298	52,797	225,181	143,535

Total revenue	$558,837	$377,522	$1,535,621	$999,837

Segment Operating Profit:
Financial Services	$94,675	$69,703	$249,752	$178,216
Healthcare	54,707	34,836	135,967	90,548
Manufacturing/Retail/Logistics	31,414	20,128	76,741	54,188
Other	29,215	16,719	80,801	48,011

Total segment operating profit	210,011	141,386	543,261	370,963
Less: unallocated costs(1)	108,881	72,622	267,858	188,372

Income from operations	$101,130	$68,764	$275,403	$182,591

(1)	Includes $9,155 and $7,470 and $26,105 and $21,841 of stock-based compensation expense for the three months and nine months ended September 30, 2007 and 2006, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues(1)
North America(2)	$458,208	$325,715	$1,284,526	$864,718
Europe(3)	94,197	49,111	234,686	126,634
Asia	6,432	2,696	16,409	8,485

Total	$558,837	$377,522	$1,535,621	$999,837

	As of September 30, 2007	As of December 31, 2006
Long-lived Assets(4)
North America(2)	$59,678	$50,792
Europe	6,978	6,328
Asia(5)	282,725	210,687

Total	$349,381	$267,807

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $59,869 and $35,987 and $150,194 and $95,298 for the three and nine months ended September 30, 2007 and 2006, respectively.
(4)	Long-lived assets include property and equipment and intangible assets, net of accumulated depreciation and amortization, respectively, and goodwill.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

No customer accounted for revenues in excess of 10% of total revenues for the three and nine months ended September 30, 2007 and 2006.

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

Note 8 — Subsequent Event

On October 18, 2007, the Company announced the agreement to acquire the stock of marketRX, Inc. (“marketRx”) for approximately $135 million in cash, subject to any working capital adjustments. The acquisition will be financed from current cash balances and is expected to close during the fourth quarter of 2007. marketRx is a leading provider of analytics and related software services to global life sciences companies in the pharmaceutical, biotechnology and medical devices segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three and nine months ended September 30, 2007, our revenue increased to $558.8 million and $1,535.6 million compared to $377.5 million and $999.8 million during the three and nine months ended September 30, 2006. Net income increased to $96.2 million and $253.9 million, respectively, or $0.32 and $0.83 per diluted share, including stock-based compensation expense, net of tax, equal to $0.02 and $0.07 per diluted share, during the three and nine months ended September 30, 2007. This is compared to net income of $61.0 million and $163.3 million, respectively, or $0.20 and $0.54 per diluted share, including stock-based compensation expense, net of tax, equal to $0.03 and $0.07 per diluted share, during the three and nine months ended September 30, 2006. The key drivers of our revenue growth during the quarter ended September 30, 2007 were as follows:

•

strong performance of our Manufacturing/Retail/Logistics and Other segments, which had revenue growth of approximately 56% and 54%, respectively, for the quarter as compared to the quarter ended September 30, 2006;

•	continued strength in our Financial Services segment and Healthcare segment, particularly with our life sciences customers;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	greater penetration of the European market.

We saw a continued increase in demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the quarter with approximately 445 active clients compared to 330 as of September 30, 2006 and increased the number of strategic clients by five during the quarter bringing the total number of our strategic clients to 102. We define a strategic client as one offering the potential to generate between $5 million and $40 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 23.6% and 34.2%, respectively, of our total revenues during the quarter ended September 30, 2007 as compared to approximately 29.4% and 39.6%, respectively, for the quarter ended September 30, 2006. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

In Europe, we continue to experience strong growth. During the quarter ended September 30, 2007, our revenue from European customers increased by approximately 91.8% to approximately $94.2 million compared to approximately $49.1 million in the quarter ended September 30, 2006. For the quarter ended September 30, 2007, revenue from Europe, excluding the UK, increased by approximately $21.2 million from approximately $13.1 million in the quarter ended September 30, 2006 to approximately $34.3 million. Europe will continue to be an area of heavy investment for us for the remainder of 2007 and in 2008 as we see this region as a growth opportunity for the long term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services. Recent NASSCOM (India’s National Association of Software and Service Companies) reports state that India’s IT software and services export industry grew approximately 31% during the twelve-month period ended March 31, 2007 and is expected to grow by approximately 24% to 27% during the twelve-month period ending March 31, 2008.

Our operating margin decreased to approximately 18.1% for the quarter ended September 30, 2007 compared to 18.2% for the quarter ended September 30, 2006. Excluding stock-based compensation costs of approximately $9.2 million, operating margin for the quarter ended September 30, 2007 was approximately 19.7%. This was in line with our historic targeted operating margin range, excluding stock-based compensation costs, of 19% to 20% of total revenues. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a deep bench of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2007, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

During the quarter, we experienced pressure on our cost structure due to the appreciation of the India rupee versus the U.S. dollar. This is in addition to the continuing wage inflation, primarily in India, that we have experienced over the last several years. During the quarter, approximately 32% of our global costs were denominated in the Indian rupee. The appreciation of the Indian rupee versus the U.S. dollar during the third quarter of 2007 as compared to the quarter ended June 30, 2007 had the effect of decreasing our operating margin by approximately 40 basis points or 0.4 percentage points. Each additional 1% appreciation of the Indian rupee will have the effect of decreasing our operating margin by approximately 25 basis points or 0.25 percentage points. In addition, the budget approved by the government of India during the second quarter of 2007, included certain provisions that will increase our operating costs. We have already implemented actions which are intended to mitigate these negative cost trends, including increasing our global utilization rates of our technical staff and reducing discretionary spending. Accordingly, we believe this balanced response will permit us to continue to maintain operating margins in our historic targeted operating margin range, which excludes stock compensation costs, of 19% to 20% of total revenues and permit us to continue to make the necessary investments to continue to grow the company.

We finished the third quarter of 2007 with total headcount of approximately 48,900, an increase of approximately 14,500 over the total headcount at September 30, 2006. The increases in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2007. Annualized turnover, including both voluntary and involuntary, was approximately 16.6% during the three months ended September 30, 2007. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represented slightly more than 21% of our total operating expenses for the three months ended September 30, 2007.

We are continuing with our strategy of moving from leased facilities to owned facilities as a way of reducing overall operating costs. Our current India real estate development program now includes planned construction of over four and a half million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $300 million through the end of 2009 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India. Additionally, we expect to continue to expand our capacity and capabilities in Bangalore and Kochi, India. Further, we plan to lease additional space in Special Economic Zones located in India to meet our capacity requirements.

On September 17, 2007, our Board of Directors declared a two-for-one stock split which was effected by a 100% stock dividend paid on October 16, 2007 to stockholders of record as of October 1, 2007. The stock split has been reflected in the accompanying unaudited condensed consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information have been retroactively adjusted to reflect the stock split as if it occurred at the beginning of the earliest period presented. Our stockholders’ equity accounts as of September 30, 2007 have been retroactively adjusted to reflect a $1.5 million reclassification of an amount equal to the par value of the increase in issued shares of Class A common stock from the additional paid-in-capital account to the Class A common stock account. In addition, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A common stock over the next 12 months.

At September 30, 2007, we had cash and cash equivalents and short-term investments of $809.3 million and working capital of approximately $1,067.2 million. Accordingly, we do not anticipate any near-term liquidity issues.

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

Effective April 1, 2007, we are obligated to pay a fringe benefit tax related to the exercise of stock options by our employees in India and the amount of such tax was immaterial for the three and nine months ended September 30, 2007. The tax due is recovered by us from our employees at the time of exercise. The accounting guidance for this fringe benefit tax has not yet been finalized. We will continue to follow the accounting discussion regarding the accounting for fringe benefit tax and evaluate its impact on our consolidated financial statements when the accounting for such transactions becomes final.

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions where we operate. This involves estimating current tax exposures for uncertain income tax positions in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. In the period of resolution, adjustments may need to be recorded that result in increases or decreases to income. Changes in the geographic mix or estimated level of annual pre-tax income can also affect the overall effective income tax rate.

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

Our Indian subsidiary, Cognizant India, is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STP’s in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March of 2009. The incremental Indian taxes related to the taxable STP’s have been incorporated into our effective income tax rate for 2007. In anticipation of the complete phase out of the tax holidays in March 2009, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2009 from our existing STP’s will be fully taxable at the Indian statutory rate (33.99% as of September 30, 2007) in effect at such time.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of September 30, 2007, our goodwill balance was approximately $43.6 million.

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

Risks. Most of our IT development centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, limitations on immigration programs, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management and our independent auditor to provide us with an unqualified report as to the adequacy and effectiveness of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Part II, Item 1A. “Risk Factors”.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended September 30:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues	Increase	% Increase
Revenues	$558,837	100.0%	$377,522	100.0%	$181,315	48.0%
Operating Expenses:
Cost of revenues (1)	317,286	56.8	208,427	55.2	108,859	52.2
Selling, general and administrative expenses(2)	126,551	22.6	91,470	24.2	35,081	38.4
Depreciation and amortization expense	13,870	2.5	8,861	2.4	5,009	56.5

Income from operations	101,130	18.1%	68,764	18.2%	32,366	47.1

Other income, net	10,561		4,176		6,385	152.9
Provision for income taxes	15,537		11,913		3,624	30.4

Net income	$96,154	17.2%	$61,027	16.2%	35,127	57.6

(1)	Includes stock-based compensation expense of $4,315 in 2007 and $3,441 in 2006 and excludes depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $4,840 in 2007 and $4,029 in 2006 and excludes depreciation and amortization expense.

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

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes a cost, namely, stock-based compensation that is recurring. Stock-based compensation has been and will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measure with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the three months ended September 30:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues
Income from operations, as reported	$101,130	18.1%	$68,764	18.2%
Add: stock-based compensation expense	9,155	1.6	7,470	2.0

Non-GAAP income from operations, excluding stock-based compensation expense	$110,285	19.7%	$76,234	20.2%

Revenue. Revenue increased by 48.0%, or approximately $181.3 million, from approximately $377.5 million during the three months ended September 30, 2006 to approximately $558.8 million during the three months ended September 30, 2007. This increase is attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued strength in our customers’ discretionary spending and greater penetration in the European market. Revenue from customers existing as of September 30, 2006 increased by approximately $139.8 million and revenue from new customers added since September 30, 2006 was approximately $41.5 million or approximately 7.4% of total revenues for the three months ended September 30, 2007. In addition, revenue from European customers for the quarter ended September 30, 2007 increased by $45.1 million over the comparable 2006 quarter. We had approximately 445 active clients as of September 30, 2007 as compared to 330 active clients as of September 30, 2006. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Revenue from our Retail/Manufacturing/Logistics segment increased by 56.3%, or approximately $31.2 million, as compared to the three months ended September 30, 2006. In addition, our Financial Services and Healthcare business segments accounted for approximately $78.7 million and $43.0 million, respectively, of the $181.3 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 51.5% and 44.8%, respectively, compared to the quarter ended September 30, 2006 and represented approximately 48.9% and 51.1%, respectively, of total revenues for the quarter ended September 30, 2007. No customer accounted for sales in excess of 10% of revenues during the quarter ended September 30, 2007 or 2006.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 52.2%, or approximately $108.9 million, from approximately $208.4 million during the three months ended September 30, 2006 to approximately $317.3 million during the three months ended September 30, 2007. The increase was primarily due to higher compensation and benefits costs of approximately $105.6 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 40.0%, or approximately $40.1 million, from approximately $100.3 million during the three months ended September 30, 2006 to approximately $140.4 million during the three months ended September 30, 2007, and decreased as a percentage of revenue from 26.6% to 25.1%. The decrease as a percentage of revenues was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization.

Income from Operations. Income from operations increased 47.1%, or approximately $32.4 million, from approximately $68.8 million during the three months ended September 30, 2006 to approximately $101.1 million during the three months ended September 30, 2007, representing operating margins of 18.1% and 18.2% of revenues, respectively. The decrease in operating margin was due primarily to appreciation of the Indian rupee versus the U.S. dollar and wage inflation, primarily in India, partially offset by cost containment actions such as control of discretionary spending and scale efficiencies, including increased utilization rates of our technical staff. Excluding stock-based compensation expense of $9.2 million in 2007 and $7.5 million in 2006, operating margin for the three months ended September 30, 2007 and September 30, 2006 was 19.7% and 20.2% of revenues, respectively. On an annual basis, we expect stock-based compensation costs to continue to decrease as a percentage of total revenues.

Other Income, Net. Other income, net consists primarily of interest income and foreign currency gains or losses. The increase in other income, net of $6.4 million is attributed to an increase in interest income of $3.1 million from $4.8 million during the three months ended September 30, 2006 to approximately $7.9 million during the three months ended September 30, 2007 and an increase in other income of approximately $3.3 million due to remeasurement of certain balance sheet accounts for movements in foreign currency rates. For the three months ended September 30, 2007 and 2006, foreign currency gains (losses) were approximately $2.6 million and ($0.6) million, respectively. Interest income increased due to higher average invested cash and short-term investments balances in 2007 compared to 2006.

Provision for Income Taxes. The provision for income taxes increased from approximately $11.9 million during the three months ended September 30, 2006 to approximately $15.5 million during the three months ended September 30, 2007. The effective tax rate of 16.3% for the three months ended September 30, 2006 decreased to 13.9% for the three months ended September 30, 2007 primarily due to a tax benefit of approximately $2.8 million recognized during the third quarter of 2007 upon the expiration of the U.S. Federal income tax statute of limitations for previously recorded uncertain income tax positions, our overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday, and net reductions in statutory income tax rates. Excluding discrete items, the Company’s effective income tax rate for the three months ended September 30, 2007 was 16.4%.

Net Income. Net income increased from approximately $61.0 million for the three months ended September 30, 2006 to approximately $96.2 million for the three months ended September 30, 2007, representing 16.2% and 17.2% of revenues, respectively. The increase in net income as a percentage of revenues is primarily attributed to the increase in other income, net and the decrease in the effective income tax rate described above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues	Increase	% Increase
Revenues	$1,535,621	100.0%	$999,837	100.0%	$535,784	53.6%
Operating Expenses:
Cost of revenues (1)	864,521	56.3	555,335	55.5	309,186	55.7
Selling, general and administrative expenses(2)	356,514	23.2	238,219	23.8	118,295	49.7
Depreciation and amortization expense	39,183	2.6	23,692	2.4	15,491	65.4

Income from operations	275,403	17.9%	182,591	18.3%	92,812	50.8

Other income, net	24,194		12,933		11,261	87.1

	2007	% of Revenues	2006	% of Revenues	Increase	% Increase
Provision for income taxes	45,720		32,262		13,458	41.7

Net income	$253,877	16.5%	$163,262	16.3%	90,615	55.5

(1)	Includes stock-based compensation expense of $12,411 in 2007 and $9,920 in 2006 and excludes depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $13,694 in 2007 and $11,921 in 2006 and excludes depreciation and amortization expense.

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

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes a cost, namely, stock-based compensation that is recurring. Stock-based compensation has been and will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measure with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the nine months ended September 30:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues
Income from operations, as reported	$275,403	17.9%	$182,591	18.3%
Add: stock-based compensation expense	26,105	1.7	21,841	2.1

Non-GAAP income from operations, excluding stock-based compensation expense	$301,508	19.6%	$204,432	20.4%

Revenue. Revenue increased by 53.6%, or approximately $535.8 million, from approximately $999.8 million during the nine months ended September 30, 2006 to approximately $1,535.6 million during the nine months ended September 30, 2007. This increase is attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued strength in our customers’ discretionary spending and greater penetration in the European market. Revenue from customers existing as of September 30, 2006 increased by approximately $457.7 million and revenue from new customers added since September 30, 2006 was approximately $78.1 million or approximately 5.1% of total revenues for the nine months ended September 30, 2007. In addition, revenue from European customers during the nine months ended September 30, 2007 increased by $108.1 million over the comparable nine-month period in 2006. We had approximately 445 active clients as of September 30, 2007 as compared to 330 active clients as of September 30, 2006. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $237.4 million and $135.8 million, respectively, of the $535.8 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 50.6% and 56.5%, respectively, compared to the nine months ended September 30, 2006 and represented approximately 48.0% and 52.0%, respectively, of total revenues for the nine months ended September 30, 2007. No customer accounted for sales in excess of 10% of revenues during the nine months ended September 30, 2007 or 2006.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 55.7%, or approximately $309.2 million, from approximately $555.3 million during the nine months ended September 30, 2006 to approximately $864.5 million during the nine months ended September 30, 2007. The increase was primarily due to higher compensation and benefits costs of approximately $277.6 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 51.1%, or approximately $133.8 million, from approximately $261.9 million during the nine months ended September 30, 2006 to approximately $395.7 million during the nine months ended September 30, 2007, and decreased as a percentage of revenue from 26.2% to 25.8%. The decrease as a percentage of revenues was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization.

Income from Operations. Income from operations increased 50.8%, or approximately $92.8 million, from approximately $182.6 million during the nine months ended September 30, 2006 to approximately $275.4 million during the nine months ended September 30, 2007, representing operating margins of 18.3% and 17.9% of revenues, respectively. The decrease in operating margin was due primarily to appreciation of the Indian rupee versus the U.S. dollar and wage inflation, primarily in India, partially offset by cost containment actions such as control of discretionary spending and scale efficiencies, including increased utilization rates of our technical staff. Excluding stock-based compensation expense of $26.1 million in 2007 and $21.8 million in 2006, operating margin for the nine months ended September 30, 2007 and September 30, 2006 was 19.6% and 20.4%, respectively. On an annual basis, we expect stock-based compensation costs to continue to decrease as a percentage of total revenues.

Other Income, Net. Other income, net consists primarily of interest income and foreign currency gains or losses. The increase in other income, net of $11.3 million is attributed to an increase in interest income of $9.0 million from $12.1 million during the nine months ended September 30, 2006 to approximately $21.1 million during the nine months ended September 30, 2007 and an increase in other income of approximately $2.3 million due to remeasurement of certain balance sheet accounts for movements in foreign currency rates. For the nine months ended September 30, 2007 and 2006, foreign currency gains were approximately $3.2 million and $0.9 million, respectively. Interest income increased due to higher average invested cash and short-term investments balances in 2007 compared to 2006.

Provision for Income Taxes. The provision for income taxes increased from approximately $32.3 million during the nine months ended September 30, 2006 to approximately $45.7 million during the nine months ended September 30, 2007. The effective tax rate of 16.5% for the nine months ended September 30, 2006 decreased to 15.3% for the nine months ended September 30, 2007 primarily due to a tax benefit of approximately $2.8 million recognized during the third quarter of 2007 upon the expiration of the U.S. Federal income tax statute of limitations for previously recorded uncertain income tax positions, our overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday, net reductions in statutory income tax rates and a net benefit of $0.7 million attributed to the effective settlement of certain foreign income tax positions. Excluding discrete items, the Company’s effective income tax rate for the nine months ended September 30, 2007 was 16.4%.

Net Income. Net income increased from approximately $163.3 million for the nine months ended September 30, 2006 to approximately $253.9 million for the nine months ended September 30, 2007, representing 16.3% and 16.5% of revenues, respectively.

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

The Company’s chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense is not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are adjusted only against the total income from operations.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three months ended September 30, 2007 and 2006 are as follows:

(Dollars in thousands)

	September 30, 2007	September 30, 2006	Increase	%
Revenues:
Financial Services	$260,673	$182,020	$78,653	43.2%
Healthcare	130,414	87,411	43,003	49.2
Manufacturing/Retail/Logistics	86,452	55,294	31,158	56.3
Other	81,298	52,797	28,501	54.0

Total Revenues	$558,837	$377,522	$181,315	48.0

Segment Operating Profit:
Financial Services	$94,675	$69,703	$24,972	35.8%
Healthcare	54,707	34,836	19,871	57.0
Manufacturing/Retail/Logistics	31,414	20,128	11,286	56.1
Other	29,215	16,719	12,496	74.7

Total Segment Operating Profit	$210,011	$141,386	$68,625	48.5

Financial Services Segment

Revenue. Revenue increased by 43.2%, or approximately $78.7 million, from approximately $182.0 million during the three months ended September 30, 2006 to approximately $260.7 million during the three months ended September 30, 2007. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2006 and customers added since such date was approximately $63.0 million and approximately $15.7 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $63.4 million over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 35.8%, or approximately $25.0 million, from approximately $69.7 million during the three months ended September 30, 2006 to approximately $94.7 million during the three months ended September 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 49.2%, or approximately $43.0 million, from approximately $87.4 million during the three months ended September 30, 2006 to approximately $130.4 million during the three months ended September 30, 2007. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2006 and customers added since such date was approximately $35.4 million and approximately $7.6 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $22.8 million over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 57.0%, or approximately $19.9 million, from approximately $34.8 million during the three months ended September 30, 2006 to approximately $54.7 million during the three months ended September 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments partially offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 56.3%, or approximately $31.2 million, from approximately $55.3 million during the three months ended September 30, 2006 to approximately $86.5 million during the three months ended September 30, 2007. The increase in revenue within the manufacturing/retail/logistics segment was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2006 and customers added since such date was approximately $21.6 million and approximately $9.6 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 56.1%, or approximately $11.3 million, from approximately $20.1 million during the three months ended September 30, 2006 to approximately $31.4 million during the three months ended September 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues.

Other Segment

Revenue. Revenue increased by 54.0%, or approximately $28.5 million, from approximately $52.8 million during the three months ended September 30, 2006 to approximately $81.3 million during the three months ended September 30, 2007. The increase in revenue was primarily due to continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2006 and customers added since such date was approximately $19.9 million and approximately $8.6 million, respectively. Within the other segment, growth was particularly strong among our new technology customers, where revenue increased approximately $12.4 million over the third quarter of last year. The increase can also be attributed to greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 74.7%, or approximately $12.5 million from approximately $16.7 million during the three months ended September 30, 2006 to approximately $29.2 million during the three months ended September 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments partially offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the nine months ended September 30, 2007 and 2006 are as follows:

(Dollars in thousands)

	September 30, 2007	September 30, 2006	Increase	%
Revenues:
Financial Services	$717,911	$480,463	$237,448	49.4%
Healthcare	359,080	223,308	135,772	60.8
Manufacturing/Retail/Logistics	233,449	152,531	80,918	53.1
Other	225,181	143,535	81,646	56.9

	September 30, 2007	September 30, 2006	Increase	%
Total Revenues	$1,535,621	$999,837	$535,784	53.6

Segment Operating Profit:
Financial Services	$249,752	$178,216	$71,536	40.1%
Healthcare	135,967	90,548	45,419	50.2
Manufacturing/Retail/Logistics	76,741	54,188	22,553	41.6
Other	80,801	48,011	32,790	68.3

Total Segment Operating Profit	$543,261	$370,963	$172,298	46.4

Financial Services Segment

Revenue. Revenue increased by 49.4%, or approximately $237.4 million, from approximately $480.5 million during the nine months ended September 30, 2006 to approximately $717.9 million during the nine months ended September 30, 2007. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2006 and customers added since such date was approximately $211.7 million and approximately $25.7 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $185.8 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 40.1%, or approximately $71.5 million, from approximately $178.2 million during the nine months ended September 30, 2006 to approximately $249.8 million during the nine months ended September 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 60.8%, or approximately $135.8 million, from approximately $223.3 million during the nine months ended September 30, 2006 to approximately $359.1 million during the nine months ended September 30, 2007. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2006 and customers added since such date was approximately $123.1 million and approximately $12.7 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $77.1 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 50.2%, or approximately $45.4 million, from approximately $90.5 million during the nine months ended September 30, 2006 to approximately $136.0 million during the nine months ended September 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 53.1%, or approximately $80.9 million, from approximately $152.5 million during the nine months ended September 30, 2006 to approximately $233.4 million during the nine months ended September 30, 2007. The increase in revenue within the manufacturing/logistics/retail segment was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2006 and customers added since such date was approximately $61.1 million and approximately $19.8 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 41.6%, or approximately $22.6 million, from approximately $54.2 million during the nine months ended September 30, 2006 to approximately $76.7 million during the nine months ended September 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 56.9%, or approximately $81.6 million, from approximately $143.5 million during the nine months ended September 30, 2006 to approximately $225.2 million during the nine months ended September 30, 2007. The increase in revenue was primarily due to continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2006 and customers added since such date was approximately $61.8 million and approximately $19.8 million, respectively. Within the other segment, growth was particularly strong among our media and information services customers, where revenue increased approximately $42.1 million over last year. The increase can also be attributed to greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 68.3%, or approximately $32.8 million from approximately $48.0 million during the nine months ended September 30, 2006 to approximately $80.8 million during the nine months ended September 30, 2007. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments partially offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian Rupee and wage inflation, primarily in India.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents and short-term investments of approximately $809.3 million. We have used, and plan to use, such cash for: (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; and (v) general corporate purposes, including working capital. As of September 30, 2007, we had working capital of approximately $1,067.2 million as compared to working capital of approximately $790.9 million as of December 31, 2006. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $194.4 million during the nine months ended September 30, 2007 as compared to approximately $134.4 million during the nine months ended September 30, 2006. The increase is primarily attributed to the increase in net income in 2007 partially offset by investments in working capital. Trade accounts receivable increased from approximately $259.2 million at December 31, 2006 to approximately $372.1 million at September 30, 2007. Unbilled accounts receivable increased from approximately $39.3 million at December 31, 2006 to approximately $56.4 million at September 30, 2007. The increase in trade accounts receivable and unbilled receivables as of September 30, 2007 was due primarily to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At September 30, 2007, our days of sales outstanding, including unbilled receivables, was approximately 71 days as compared to 65 days at December 31, 2006 and 72 days as of September 30, 2006.

Our investing activities used net cash of approximately $251.2 million during the nine months ended September 30, 2007 as compared to approximately $196.2 million during the nine months ended September 30, 2006. The increase in net cash used in investing activities primarily relates to greater investment in 2007 of excess cash generated from operations into short-term investments to achieve a higher return on invested balances and increased capital expenditure spending in 2007 to expand our offshore IT development centers.

Our financing activities provided net cash of approximately $84.3 million during the nine months ended September 30, 2007 as compared to approximately $58.4 million during the nine months ended September 30, 2006. The increase relates to a higher level of cash proceeds from the exercise of stock options and employee purchases of Company stock as well as greater levels of windfall income tax benefits generated on stock option exercises in 2007.

We believe that our available funds and the cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations and needs for at least the next 12 months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond this 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate earnings from India, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all.

During 2007 and 2006, we have not entered into any hedging arrangements nor have we entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Commitments and Contingencies

Our current India real estate development program includes planned construction of over four and a half million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $300 million through the end of 2009 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in Chennai, Pune, Kolkata, Hyderabad and Coimbatore, India. As of September 30, 2007, we had outstanding fixed capital commitments of approximately $168.2 million related to our India development center expansion program.

On September 17, 2007, our Board of Directors authorized a share repurchase program of up to $100 million of our Class A common stock over the next 12 months. Such repurchases will be funded from our current cash balances.

On October 18, 2007, we announced the agreement to acquire the stock of marketRX, Inc. (marketRx) for approximately $135 million in cash, subject to any working capital adjustments. The acquisition will be financed from our current cash balances and is expected to close during the fourth quarter of 2007. marketRx is a leading provider of analytics and related software services to global life sciences companies in the pharmaceutical, biotechnology and medical devices segments.

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

Foreign Currency Translation

Overall, we believe that we are not exposed to significant revenue risk resulting from movement in foreign exchange rates as approximately 82% of our revenues for the quarter ended September 30, 2007 are generated from customers located in North America. However, a portion of our costs in India, representing approximately 32% of our global operating costs for the quarter ended September 30, 2007, are denominated in local currency and subject to foreign exchange rate fluctuations, which has an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which results in non-operating foreign exchange gains and losses. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiary.

Recent Accounting Pronouncements

We adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $0.85 million was recorded as a reduction of beginning retained earnings and an increase to noncurrent liabilities. The total amount of unrecognized tax benefits as of the date of adoption was $7.7 million of which $7.5 million would impact our effective income tax rate if recognized. Included in the balance of unrecognized tax benefits as of January 1, 2007, is $2.9 million related to certain U.S. Federal and state unrecognized tax benefits that could reasonably be recognized during the next 12 months due to expiration of statutes of limitations. During the quarter ended September 30, 2007, we reduced our liability for unrecognized tax benefits by approximately $2.8 million upon the expiration of the statute of limitations for certain U.S. Federal income tax positions. In addition, during the quarter ended June 30, 2007, we recognized $0.7 million upon the effective settlement of certain foreign income tax positions.

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

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. We have experienced wage inflation in India; however, this has not had a material impact on our results of operations as Indian wages represented slightly more than 21% of our total operating expenses for the three months ended September 30, 2007.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, earnings, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Item 1A. “Risk Factors”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian rupee. Accordingly, we periodically evaluate the need for hedging strategies, including the use of derivative financial instruments, to mitigate the effect of foreign currency fluctuations and may use such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. In 2007 and 2006, we have not entered into any hedging contracts or off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of September 30, 2007, we had approximately $809.3 million of cash and cash equivalents and short-term investments which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to continue to develop and expand our offshore facilities in India where, as of September 30, 2007, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

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

As of September 30, 2007, we had contractual commitments of approximately $168.2 million related to capital expenditures on construction or expansion of our IT development centers. We expect to invest approximately $300 million in new IT development centers during the three years ended December 31, 2009. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 16% of our revenues for the nine months ended September 30, 2007 and 14% of our revenues for the year ended December 31, 2006. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations and the value of balance-sheet items originally denominated in other currencies. During the nine months ended September 30, 2007, the appreciation of the Indian rupee versus the U.S. dollar negatively impacted our operating margins. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations, including further appreciation of the Indian rupee versus the U.S. dollar, or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

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

For the nine months ended September 30, 2007 and the year ended December 31, 2006, we had an operating margin of 17.9% and 18.2%, respectively, compared to an operating margin of 20.1% for the year ended December 31, 2005. Our operating margin has declined as a result of the adoption of SFAS No. 123R, which required us to record stock compensation expense for stock option grants in our consolidated statement of operations effective January 1, 2006. Our operating margin may decline further if we experience declines in demand and pricing for our services or due to adverse fluctuations in foreign currency exchange rates. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number of stock options issued and the assumptions used in the stock option pricing model may change resulting in increased stock option expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure, obtaining price increases and issuing a lower number of options in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

The H-1B visa classification enables United States employers to hire qualified foreign workers in positions that require an education at least equal to a Baccalaureate Degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. In the current federal fiscal year, the limit is 65,000. The fiscal year 2008 cap was reached on April 2, 2007. The fiscal year 2008 cap of 20,000 for graduates of U.S. advanced degree programs was reached on April 30, 2007. The fiscal year 2007 cap was reached on May 26, 2006. The fiscal year 2007 cap of 20,000 for graduates of U.S. advanced degree programs was reached on July 26, 2006. We will be able to file H-1B applications against the fiscal year 2009 cap beginning on April 1, 2008 for work in H-1B status beginning on October 1, 2008. Each year the H-1B cap is reached at an earlier point prior to the beginning of the fiscal year for which the H-1B’s will be available. However, as a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits. We are currently subject to such an investigation as described in the immediately following risk factor.

We also regularly transfer employees of our subsidiary in India to the United States to work on projects and at client sites, using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related U.S. companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre-approved by the CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing U.S. consular post abroad rather than undergoing the pre-approval process in the United States. In recent years, both the U.S. consular posts that review initial L-1 applications and the CIS offices, which adjudicate extensions of L-1 status, have become more restrictive with respect to this category. As a result, the rate of refusals of initial L-1 applications and of extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by U.S. consular posts around the world have delayed visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

On December 8, 2004, President Bush signed the L-1 Visa Reform Act, which was part of the fiscal year 2005 Omnibus Appropriations Act (Public Law 108-447 at Division J, Title IV). This legislation contained several important changes to the laws governing L-1 visa holders. All of the changes took effect on June 8, 2005. Under one provision of the new law, all L-1 applicants, including those brought to the United States under a Blanket L Program, must have worked abroad with the related company for one full year in the prior three years. The provision allowing Blanket L applicants who had worked abroad for the related company for six months during the qualifying three-year period was revoked. In addition, L-1B holders (intracompany transferees with specialized company knowledge) may not be primarily stationed at the work site of another employer if the L-1B holder will be controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

We do not place L-1B workers at third party sites where they are under the primary supervision of a different employer, nor do we place L-1B holders at third party sites in an arrangement to provide labor for the third party, without providing a service involving our specialized knowledge. Since implementation of the new law, we consistently establish this fact to CIS’s satisfaction. However, if CIS and/or the United States Department of State, through its visa-issuing U.S. consular posts abroad, decide to interpret these provisions in a very restrictive fashion, this could impair our ability to staff our projects in the United States with resources from our entities abroad. In addition, CIS has not yet issued regulations governing these new provisions. If such regulations are restrictive in nature, this could impair our ability to staff our projects in the United States with resources from our entities abroad.

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

Our results of operations and business may be affected by an investigation currently being conducted by the Wage and Hour Division of the United States Department of Labor.

There are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. The Department of Labor has commenced an investigation to determine if we have complied with the elements of the Labor Condition Application(s) (ETA Form 9035) used by us to hire certain H-1B non-immigrant workers. We believe the Department of Labor is primarily focused on whether our employees with H-1B renewals were paid at the appropriate pay level. The investigation has recently been commenced and is in its early stages. We do not currently have a timetable in which this investigation will be concluded. While we believe we have complied with the applicable regulations, an adverse finding by the United States Department of Labor may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits, which could potentially have a harmful effect on our business and results of operations.

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

Approximately 84% of our revenues during the nine months ended September 30, 2007 and 86% of our revenue during the year ended December 31, 2006 was derived from customers located in the United States. In the event of an economic slowdown, our customers may delay or reduce their IT spending significantly, which may in turn lower the demand for our services and could have a material adverse affect on our financial results. Further, hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States could cause customers in the United States to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of September 30, 2007, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

Effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas,” we no longer accrue incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent on repatriating Indian earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income rate in 2007. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

A significant portion of our projects are on a fixed-price basis, subjecting us to the risks associated with cost over-runs and operating cost inflation.

We contract to provide services either on a time-and-materials basis or on a fixed-price basis, with fixed-price contracts accounting for approximately 24% of our revenues for the nine months ended September 30, 2007 and approximately 25% of our revenues for the fiscal year ended December 31, 2006. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. We bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers generated approximately 25% of our revenues for the nine months ended September 30, 2007 and 29% of our revenues in the fiscal year ended December 31, 2006. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. While we generally require the selling party to indemnify us for any and all liabilities associated with such liabilities, if for any reason the seller does not perform their indemnification obligation, we may be held responsible for such liabilities. In addition, as part of an acquisition, we may assume responsibilities and obligations of the acquired business pursuant to the terms and conditions of services agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. Although we attempt to structure acquisitions in such a manner as to minimize the liability that could arise from such contractual commitments, we cannot assure you that any of our efforts to minimize the liability will be effective in all instances or will otherwise protect us from liability for damages under such agreements. The discovery of any material liabilities associated with our acquisitions for which we are unable to receive indemnification for could harm our operating results.

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

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description
10.1	Severance and Noncompetition Agreement with Rajeev Mehta dated July 23, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2007.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: November 9, 2007	By:	/s/ Francisco D’Souza,
Francisco D’Souza,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2007	By:	/s/ Gordon Coburn
Gordon Coburn,
Chief Financial and Operating
Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Severance and Noncompetition Agreement with Rajeev Mehta dated July 23, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2007.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.