Form 10-K
period 2007-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2008-02-28
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-24429

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3728359
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Glenpointe Centre West, 500 Frank W. Burr Blvd., Teaneck, New Jersey	07666
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 801-0233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒    Yes  ☐    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐    Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒     Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 29, 2007, based on $37.50 per share, the last reported sale price on the NASDAQ Global Select Market on that date, was $10,802,629,650.

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 20, 2008 was 288,346,719 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

-i-

PART I

Item 1.	Business

Overview

We are a leading provider of custom Information Technology (IT) consulting and technology services as well as outsourcing services for Global 2000 companies located in North America, Europe and Asia. Our core competencies include Technology Strategy Consulting, Complex Systems Development, Enterprise Software Package Implementation and Maintenance, Data Warehousing and Business Intelligence, Application Testing, Application Maintenance, Infrastructure Management, and Vertically-Oriented Business Process Outsourcing (V-BPO). We tailor our services to specific industries, and utilize an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located primarily in India.

Industry Background

Many companies today face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in government regulations, globalization and technology innovation. In response to these challenges, many companies are focused on improving productivity, increasing service levels, lowering costs and accelerating delivery times. In order to achieve these goals, companies are focusing on a number of technology-centric areas, such as:

•	Business and IT alignment;

•	IT application and infrastructure optimization;

•	Business process effectiveness and efficiency;

•	Advanced custom systems development;

•	Data Warehousing and Business Intelligence (BI);

•	Enterprise Resource Planning (ERP);

•	Customer Relationship Management (CRM);

•	Supply Chain Management;

•	Enterprise 2.0 business models and technology solutions; and

•	Service-Oriented Architectures and Web 2.0.

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

Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. The effective use of offshore personnel can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies. Certain developing countries, particularly India and China, have large talent pools of highly qualified technical professionals that can provide high quality IT and business processing outsourcing (BPO) services at a lower cost. India is a leader in IT services, and is regarded as having one of the largest and highest quality pools of talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing, integration and maintenance, as well as technology consulting and infrastructure management. India’s services and software exports continue to see significant growth. According to NASSCOM (India’s National Association of Software and Services Companies), IT/BPO exports from India were an estimated $31.3 billion for the fiscal year ended March 31, 2007, with IT software and services exports growing 36% and BPO exports growing 34% in fiscal 2007. The IT / BPO sector is projected to grow to greater than $60 billion by 2010.

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

The Cognizant Approach

Our business is organized and managed primarily around our four vertically-oriented business segments:

•	Financial Services;

•	Healthcare;

•	Manufacturing, Retail & Logistics; and

•	Other, which includes Communications, Media and Information Services, and High Technology.

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

Our key service areas—IT Consulting and Technology Services, and Outsourcing Services—are delivered to our clients across our four business segments in a standardized, high-quality manner through a Global Delivery Model. These service areas include:

•	IT Consulting and Technology Services

•	Business Process Consulting

•	IT Strategy Consulting

•	Technology Consulting

•	Application Design, Development, Integration and Re-engineering

•	Complex Custom Systems Development

•	Data Warehousing / Business Intelligence (BI)

•	Customer Relationship Management (CRM) System implementation

•	Enterprise Resource Planning (ERP) System implementation

•	Software Testing Services

•	Outsourcing Services

•	Application Maintenance

•	Custom Application Maintenance

•	CRM and ERP Maintenance

•	IT Infrastructure Outsourcing

•	Business Process Outsourcing (BPO)

Business Segments

We are organized around industry verticals, and we report the operations of our business in the following four business segments:

Cognizant’s Business Segments
Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other

Capital Markets	Healthcare	Manufacturing and Logistics	Communications

Banking	Life Sciences	Retail	Media and Information Services

Insurance			High Technology

Financial Services

In 2007, our Financial Services business segment represented approximately 47% of our total revenues. This business segment provides services to our customers operating in the following industries:

•

Capital Markets. We focus on the needs of broker / dealers, asset management firms, depositories, clearing organizations and exchanges. Key areas where we help these clients in both driving efficiencies and establishing new capabilities include: Front Office, Middle Office, Back Office, Sales & Brokerage, Research, Exchange Operations and Prime Brokerage solutions.

•

Banking. We focus on traditional retail and commercial banks, and diversified financial enterprises. We assist these clients in such areas as: Consumer Lending, Cards & Payments, Wholesale Banking, Risk Management, Investment Management, Corporate Services and Retail Banking.

•

Insurance. We assist with the needs of property and casualty insurers, life insurers, reinsurance firms and insurance brokers. We focus on such areas as: Business Acquisition, Policy Administration, Claims Processing, Management Reporting, Regulatory Compliance and Reinsurance.

Healthcare

In 2007, our Healthcare business segment represented approximately 24% of our total revenues. This business segment provides services to our customers operating in the following industries:

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

•

Life Sciences. We partner with the leading organizations in the Life Sciences industry to assist them with the opportunities and challenges of their rapidly evolving market. In 2007, we worked with most of the world’s leading pharmaceutical companies. We are assisting these companies in dealing with such challenges as: Consolidation, Data Integration, Time to Market, Safety, Globalization and Regulations. Some of our Life Sciences solutions include: Prescriber Behavior Analysis and Insight, Longitudinal Prescription Data Management Systems, Sales Force Compensation Systems, Sales Data and Claims Data Management Systems, Clinical Trial Solutions, 21CFR11 Assessment and Computer Systems Validation, Data Mining and Business Intelligence Solutions, e-Business and Data Portals, and ERP implementation, upgrade, and maintenance services.

Manufacturing / Retail / Logistics

In 2007, our Manufacturing, Logistics & Retail business segment represented approximately 15% of our total revenues. This business segment services customers in the following industry groups:

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

Other

The Other reportable business segment is an aggregation of operating segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other business segment includes Communications, Media and Information Services, and High Technology operating segments. In 2007, our Other reportable business segment represented approximately 14% of our total revenues. A description of operating segments included in Other is as follows:

•

Communications. Our Communications industry practice serves some of the world’s leading communications service providers, equipment vendors and software vendors. We have several industry-specific solutions, including: OSS / BSS Implementation, Network Management Services, Mobile Applications, Conformance Testing, Product Lifecycle Management, Product Implementation, Portals, Business Activity Monitoring, Mobile Systems Integration, Broadband Evolution Services and Billing Quality Assurance.

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

•

High Technology. Our High Technology segment is a dedicated practice serving some of the world’s leading Independent Software Vendors (ISVs) and Online Service Providers. We believe that the needs of technology companies are different – more technically complex, challenging and advanced than what is typically found in other industries. Catering to these needs, our High Technology practice assists with the unique needs of these clients in areas such as: Product Development, Product Sustenance, Compatibility Testing, Internationalization, Product Re-engineering, Multiple Channel Extension, Security Testing and Content Management.

Our Solution and Services

We believe that we have developed an effective integrated on-site/offshore business model and that this business model will be a critical element of our continued growth. To support this business model, at December 31, 2007, we employed over 55,400 IT professionals and support staff globally. We have also established facilities, technology and communications infrastructure in order to support our business model.

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

•

Application Design, Development, Integration and Re-engineering. Define customer requirements, write specifications and design, develop, test and integrate software across multiple platforms including Internet technologies. Modify and test applications to enable systems to function in new operating environments. In addition, these services include Data Warehousing / Business Intelligence (BI), ERP and CRM implementation services, as well as testing services. We follow either one of two alternative approaches to application development and integration:

•	full life-cycle application development, in which we assume start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

•	cooperative development, in which our employees work with a customer’s in-house IT personnel to jointly analyze, design, implement, test and integrate new systems.

In both of these approaches, our on-site team members work closely and collaboratively with our clients. Detailed design, implementation and testing are generally performed offshore at our 42 IT development centers located in India, China and Argentina, as well as our development centers in Bentonville (AR), Boston, Bridgewater (NJ), Chicago, Doylestown (PA), Phoenix, Scottsdale, Amsterdam, and Toronto. In addition, we maintain an on-site presence at each customer location in order to address evolving customer needs and resulting changes to the project.

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

•

Software Testing Service. Our Software Testing service offering has experienced significant growth in the past several years. Through this practice, we provide an independent verification and validation service focused exclusively on supporting the software testing needs of our clients. Our testing service has four key offerings: 1) Independent Functional Testing; 2) Test Automation; 3) Test Process Consulting; and 4) Performance Testing. We utilize our own Managed Test Center process model to ensure our client’s receive the highest quality code possible after it has been tested by us. We focus our Managed Test Centers on specific domains (e.g., specific industries and software solutions), ensuring we tailor our testing solutions to the particular needs of our clients.

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

Our on-site/offshore business model enables us to provide a range of rapid response and cost-effective support services to our customers. Our on-site team members often provide help-desk services at the customer’s facility. These team members typically carry pagers in the event of an emergency service request and are available to quickly resolve customer problems from remote locations. In the case of more complex maintenance services, including modifications, enhancements and documentation, which typically have longer turnaround times, we take full advantage of our offshore resources to develop solutions more cost-effectively than would be possible relying on higher cost local professionals. The services provided by our offshore team members are delivered to customers using satellite and fiber-optic communications.

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

•

Vertical Business Process Outsourcing (V-BPO). We provide Vertically-Oriented BPO to our clients. This is a newer service at Cognizant, but one in which we anticipate future growth. At Cognizant, we made a strategic decision to stay out of more generic, horizontally-based BPO markets (i.e., call centers) and instead have focused on value-added processes that are specific to clients in our key industry segments (particularly in Financial Services, Healthcare and Manufacturing / Logistics / Retail). Our BPO practice focuses on core back office services covering: Transaction Processing, Accounting Operations, Voice Processes, Data Administration, Data Management and Data Analytics.

In addition to our industry-specific expertise and focus, our strengths, which we believe differentiate us from other IT service providers, include the following:

Established and Scalable Proprietary Processes. We have developed proprietary methodologies for integrating on-site and offshore teams to facilitate cost-effective, on-time delivery of high-quality projects. These methodologies comprise our proprietary Q*VIEW software engineering process and delivery management processes, which is available to all on-site and offshore programmers. We use this ISO 9001:2000 certified process to define and implement projects from the design, development and deployment stages through on-going application maintenance. For most projects, Q*VIEW is used as part of an initial setting up of processes that allows us to define the scope and risks of the project and subdivide the project into smaller phases with frequent deliverables and feedback from customers. We also use our Q*VIEW process to proactively detect, mitigate and correct possible quality defects and to establish appropriate contingencies for each project. In order to ensure consistent implementation of the quality processes, we assign a quality facilitator to each project who reports to a centralized quality assurance and software engineering group. This group performs quality audits, deliverables verifications, and metrics collection and analysis, which are used to continuously improve processes and methodologies. These processes and methodologies have proven to be scalable, as we have significantly increased the number of offshore development centers, customers and projects. In addition, all of our principal development centers, including our China Development Center, have been appraised by KPMG at Maturity Level 5 (the highest possible maturity rating) of the Capability Maturity Model Integration v1.2 (CMMI) of the Software Engineering Institute at Carnegie Mellon University, which is a widely recognized means of measuring the process maturity of an organization’s software development, maintenance and delivery management processes. CMMI Maturity Level 5 is the highest level of process maturity that independently verifies an organization’s capabilities to continuously enhance its processes through incremental and innovative process and technological improvements. CMMI Maturity Level 5 affirms Cognizant’s ability to statistically manage the sub-processes in order to achieve process and business objectives. In addition, all of our principal development centers have been certified by the STQC Directorate Ministry of Communications and Information Technology, Government of India (the accreditation authority for companies in India) under the internationally recognized ISO 27001 (Earlier BS 7799-2) Information Security Standards, a comprehensive set of controls comprising best practices in information security and business continuity planning. Our quality management system has also been certified by Det Norske Veritas (DNV) to International Standard ISO 9001:2000 of the International Organization for Standardization, an internationally recognized standard for quality management systems directed to the achievement of business results, including satisfaction of customers and others. In addition, in late 2006 (through our Coimbatore facility) Cognizant became the first company to achieve Maturity Level 5 of CMMI v1.2 Model through SCAMPI v1.2.

Highly Skilled Workforce. Our managers and senior technical personnel provide in-depth project management expertise to customers. To maintain this level of expertise, we have placed significant emphasis on recruiting and training our workforce of highly skilled professionals. We have over 5,000 project managers and senior technical personnel around the world, many of whom have significant work experience in North America, Europe and Asia. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide five months of combined classroom and on-the-job training to newly hired programmers, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff. We were recently assessed by KPMG at Level 5 (the highest possible rating) of the People Capability Maturity Model (P-CMM) of the Software Engineering Institute at Carnegie Mellon University, a widely recognized means of implementing best current practices in fields such as human resources, knowledge management, and organizational development which improves our processes for managing and developing our workforce and addressing critical people issues.

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

Business Strategies

Our objectives are to maximize stockholder value and enhance our position as a leading provider of custom IT services. We implement the following core strategies to achieve these objectives:

Further Develop Long-Term Customer Relationships. We have strong long-term strategic relationships with our customers and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our customers’ chief information officers, or other IT decision makers, by offering a wide array of cost-effective high quality services. Approximately 96% of our revenues in the year ended December 31, 2007, were derived from customers who had been using our services at the end of 2006. We also seek to leverage our experience with a customer’s IT systems into new business opportunities. Knowledge of a customer’s processes and IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional development and maintenance projects from that customer.

Expand Service Offerings and Solutions. We have several teams dedicated to developing new, high value services. These teams collaborate with customers to develop these services. For example, we are currently developing new offerings in Business Consulting and IT Consulting, and vertically-oriented IT solutions atop innovative technologies including: Service Oriented Architectures (SOA) and Web 2.0. In addition, we invest in internal research and development and promote knowledge building and sharing across the organization in order to promote the development of new services and solutions that we can offer to our customers. Furthermore, we continue to enhance our capabilities and service offerings in the areas of:

•	Customer Relationship Management (CRM);

•	Enterprise Resource Planning (ERP);

•	Data Warehousing / Business Intelligence (BI);

•	Software Testing;

•	Infrastructure Management; and

•	Vertically-Oriented Business Process Outsourcing.

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

Expand Domestic and International Geographic Presence. As we expand our customer base, we plan to open additional sales and marketing offices in North America, Europe, South America and Asia. It is expected that this expansion will facilitate sales and service to existing and new customers. We have established sales and marketing offices in Atlanta, Boston, Bridgewater (NJ), Chicago, Dallas, Minneapolis, Phoenix, Los Angeles, Norwalk (CT), San Francisco and Teaneck. In addition, we have been pursuing market opportunities internationally through our offices in Amsterdam, Buenos Aires, Cyberjaya, Malaysia, Frankfurt, London, Melbourne, Paris, Shanghai, Singapore, Tokyo, Toronto and Zurich.

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

Pursue Selective Strategic Acquisitions, Joint Ventures and Strategic Alliances. We believe that opportunities exist in the fragmented IT services market to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence and our capabilities more rapidly, especially in geographic markets and key industries. For example, in 2007 we acquired marketRx, a data analytics and process outsourcing firm specializing in the Life Sciences industry to both strengthen our Life Sciences industry expertise as well as our data analytics capabilities, which we expect to leverage across multiple industries. In addition, through our working relationships with independent software vendors we obtain projects using the detailed knowledge we gain in connection with a joint development process. Finally, we will continue to strategically partner with select IT service firms that offer complementary services in order to best meet the requirements of our customers.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our Teaneck, New Jersey headquarters and our business development offices located across the country and the world in Atlanta, Boston, Bridgewater (NJ), Chicago, Dallas, Los Angeles, Minneapolis, Norwalk (CT), Phoenix, San Francisco, Teaneck, Amsterdam, Buenos Aires, Cyberjaya, Malaysia, Frankfurt, London, Melbourne, Paris, Shanghai, Singapore, Tokyo, Toronto and Zurich. At December 31, 2007, we had 57 direct sales persons and 442 account managers. The sales and marketing group works with our technical team as the sales process moves closer to the customer’s selection of a services provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

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

Customers

The number of customers served by us has increased significantly in recent years. As of December 31, 2007, we were providing services to approximately 500 customers, as compared to approximately 400 customers as of December 31, 2006, and 250 customers as of December 31, 2005.

For the year ended December 31, 2007, we derived our revenues from the following business segments: 47% from Financial Services, 24% from Healthcare, 15% from Retail/Manufacturing/Logistics and 14% from Other.

We provide services either on a time-and-material basis or on a fixed price basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year.

Our customers include:

ADP Incorporated	JPMorgan Chase
Brinker International Incorporated	Kimberly-Clark Corporation
CCC Information Services Incorporated	Merck & Co., Incorporated
The Dun & Bradstreet Corporation	Metropolitan Life Insurance Company
First Data Corporation	Royal & SunAlliance USA
IMS Health Incorporated	United Healthcare

Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2007	2006	2005
Percent of revenues from top five customers	24%	29%	34%
Percent of revenues from top ten customers	34%	39%	46%
Revenues under fixed-bid contracts as a percent of revenues	25%	25%	25%

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

On July 1, 1998, Nielsen Media Research, Inc., the successor in interest to Cognizant Corporation, assigned all of its right, title and interest in and to the marks COGNIZANT and C & Design to Cognizant Technology Solutions Corporation. On February 6, 2003, Cognizant Technology Solutions Corporation assigned certain of its assets, including all of its intangible assets, to Cognizant Technology Solutions U.S. Corporation. As of December 31, 2007, Cognizant Technology Solutions U.S. Corporation or its predecessors is the record owner of two registrations for COGNIZANT, one registration for C & Design, one registration for MANAGED TEST CENTER and one pending trademark application for TWO-IN-A-BOX in the United States, two registrations for COGNIZANT and two pending applications for C & Design in India, a registration for COGNIZANT in Spain, a registration for each COGNIZANT and C & Design in the European Union and a total of 11 pending applications for COGNIZANT and C & Design in Malaysia. In addition, as of December 31, 2007, Cognizant Technology Solutions U.S. Corporation, or its predecessors, is the record owner of a total of 235 other trademark registrations in 60 countries.

Employees

As of December 31, 2007, we employed approximately 55,400 persons, including approximately 9,800 persons on a full-time basis in various locations throughout North America and South America. We also employed over 1,800 persons on a full-time basis in various locations throughout Europe, principally in the United Kingdom, and approximately 43,800 persons in the Asia Pacific region, including over 43,100 on a full-time basis in our offshore IT development centers in India. None of our employees are subject to a collective bargaining arrangement. We consider our relations with our employees to be good.

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

Our Executive Officers

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Lakshmi Narayanan(1)	54	Vice Chairman of the Board of Directors	2007

Francisco D’Souza(2)	39	President and Chief Executive Officer	2007

Gordon Coburn(3)	44	Chief Financial and Operating Officer, and Treasurer	2007

Ramakrishnan Chandrasekaran(4)	50	President and Managing Director, Global Delivery	2006

Rajeev Mehta(5)	41	Chief Operating Officer, Global Client Services	2006

Steven Schwartz(6)	40	Senior Vice President, General Counsel and Secretary	2007

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

(3)

Gordon Coburn was appointed Chief Operating Officer, effective January 1, 2007. Mr. Coburn continues to serve as our Chief Financial Officer and Treasurer, positions he has held since his election in March 1998. Mr. Coburn served as our Executive Vice President from December 2003 through December 2006. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director – Group Finance & Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn serves on the board of directors of ICT Group, Inc. and Corporate Executive Board Company. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College.

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

(5)

Rajeev Mehta was appointed Chief Operating Officer, Global Client Services in August 2006 and is responsible for our sales, business development and client relationship management organizations. Mr. Mehta, who joined Cognizant in 1997, most recently served as Senior Vice President and General Manager of our Financial Services Business Unit, a position he held from June 2005 to August 2006. From November 2001 to June 2006, he served as our Vice President and General Manager of our Financial Services Business Unit. From January 1998 to November 2001, Mr. Mehta served as our Director of the U.S. Central Region. Mr. Mehta served as our Senior Manager of Business Development from January 1997 to January 1998. Prior to joining Cognizant in 1997, Mr. Mehta was involved in implementing GE Information Services offshore outsourcing program and also held consulting positions at Deloitte & Touche and Andersen Consulting. Mr. Mehta holds a Bachelor of Science degree from the University of Maryland and a Master of Business Administration degree from Carnegie-Mellon University.

(6)

Steven Schwartz was named Senior Vice President, General Counsel and Secretary in July 2007, having global responsibility for managing Cognizant’s legal function. Mr. Schwartz, who joined Cognizant in 2001, most recently served as Vice President and General Counsel, a position he held from March 2003 to July 2007. From April 2002 to March 2003, he served as our Vice President and Chief Corporate Counsel. From October 2001 to December 2002, he served as our Chief Corporate Counsel. Mr. Schwartz also serves as our Chief Legal Officer. Mr. Schwartz holds a Bachelor of Business Administration degree from the University of Miami, a Juris Doctor degree from Fordham University School of Law and an L.L.M. (in Taxation) degree from the New York University School of Law.

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

These stock splits, as well as our other stock splits, have been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of common shares and per share information were retroactively adjusted. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options. Stockholder equity accounts were retroactively adjusted to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital account to the common stock accounts.

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

In addition to the risks and uncertainties detailed elsewhere in this Annual Report on Form 10-K, if any of the following risks occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In such case, the trading price of our Common Stock could decline.

A substantial portion of our assets and operations are located in India and we are subject to regulatory, economic and political uncertainties in India.

We intend to continue to develop and expand our offshore facilities in India where, as of December 31, 2007, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

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

As of December 31, 2007, we had contractual commitments of approximately $126.7 million related to capital expenditures on construction or expansion of our IT development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 17% of our revenues for the year ended December 31, 2007, 14% of our revenues for the year ended December 31, 2006 and 13% of our revenues for the year ended December 31, 2005. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations and the value of balance-sheet items originally denominated in other currencies. During the year ended December 31, 2007, the appreciation of the Indian rupee versus the U.S. dollar negatively impacted our operating margins by 210 basis points or 2.1 percentage points as compared to 2006. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations, including further appreciation of the Indian rupee versus the U.S. dollar, or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

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

For the year ended December 31, 2007 and the year ended December 31, 2006, we had an operating margin of 17.9% and 18.2%, respectively, compared to an operating margin of 20.1% for the year ended December 31, 2005. Our operating margin has declined as a result of the adoption of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which required us to record stock compensation expense for equity-based compensation awards, primarily stock option grants by us, in our consolidated statement of operations effective January 1, 2006. In addition, effective April 1, 2007, the government in India has imposed a fringe benefit tax on the company for the income generated upon the exercise of stock options or vesting of performance stock units for employees who worked in India during the vesting period for such award. Although we recover the fringe benefit tax from the employee’s proceeds upon sale or vesting of the stock-based compensation award, we are required under U.S. GAAP to record the fringe benefit tax as an operating expense, reducing our profitability, while the recovery of the fringe benefit tax by us from the employee is reported as an addition to additional paid-in capital. Our operating margin may decline further if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock compensation expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

Our ability to remain competitive will also depend on our ability to design and implement, in a timely and cost-effective manner, solutions for customers that both leverage their legacy systems and appropriately utilize newer technologies such as Web 2.0 models, software-as-a-service, and service oriented architectures. Our failure to design and implement solutions in a timely and cost-effective manner could have a material adverse effect on our business, results of operations and financial condition.

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

We also regularly transfer employees from India to the United States to work on projects and at client sites, using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related U.S. companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre-approved by the CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing U.S. consular post abroad rather than undergoing the pre-approval process in the United States. In recent years, both the U.S. consular posts that review initial L-1 applications and the CIS offices, which adjudicate extensions of L-1 status, have become more restrictive with respect to this category. As a result, the rate of refusals of initial L-1 applications and of extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by U.S. consular posts around the world have delayed visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

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

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States which is our largest market. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the United States. While no substantive anti-outsourcing legislation has been introduced to date, given the ongoing debate over this issue, the introduction of such legislation is possible. If introduced, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives or intellectual property transfer restrictions. In the event that any of these measures become law, our business, financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.

In addition, from time to time there has been publicity about negative experiences associated with offshore outsourcing, such as theft and misappropriation of sensitive client data, particularly involving service providers in India. Current or prospective clients may elect to perform certain services themselves or may be discouraged from transferring services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends toward offshore outsourcing would seriously harm our ability to compete effectively with competitors that provide services from within the country in which our clients operate.

Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other country in which we have clients restricting the performance of business process services from an offshore location could also have a material adverse effect on our business, results of operations and financial condition. For example, new legislation recently enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive that has been adopted in some form by many European Union, or EU, countries, provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients in the United Kingdom and other EU countries who have adopted similar laws who outsource business to us. This legislation may materially affect our ability to obtain new business from companies in the EU and to provide outsourced services to companies in the EU in a cost-effective manner.

Hostilities involving the United States, the United Kingdom, and other countries in which we provide on-site services to our clients, and other acts of terrorism, violence or war could delay or reduce the number of new purchase orders we receive and impair our ability to service our customers, thereby adversely affecting our business, financial condition and results of operations.

Hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States, the United Kingdom, and other countries in which we provide on-site services to our clients could cause customers in these countries to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of December 31, 2007, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe were Indian nationals who were able to work in the United States and Europe only because they held current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

Although we continue to believe that we have a strong competitive position in the United States, we continue to increase our efforts to geographically diversify our clients and revenue. Despite our efforts to diversify, hostilities involving the United States the United Kingdom, and other countries in which we provide on-site services to our clients, and other acts of terrorism, violence or war may reduce the demand for our services and negatively affect our revenues and profitability.

Our revenues are highly dependent on clients primarily located in the United States and Europe, as well as on clients concentrated in certain industries, and economic slowdowns or factors that affect the economic health of the United States, Europe or these industries may affect our business.

Approximately 83% of our revenues during the year ended December 31, 2007 were derived from customers located in the United States. In the same period, approximately 16% of our revenues were derived from customers located in Europe. If the United States or European economy weakens or otherwise slows, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any recession in the United States economy could have an adverse impact on our revenues because a large portion of our revenues is derived from the United States. In addition, during the year ended December 31, 2007, we earned approximately 47% of our revenues from the financial services and insurance industries. Any significant decrease in the growth of the financial services industry, or significant consolidation in that industry or decrease in growth or consolidation in other industry segments on which we focus, could reduce the demand for our services and negatively affect our revenues and profitability.

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

We have entered into non-competition agreements with our executive officers. We cannot assure you, however, that the restrictions in these agreements prohibiting such executive officers from engaging in competitive activities are enforceable. Further, substantially all of our professional non-executive staff are not covered by agreements that would prohibit them from working for our competitors. If any of our key professional personnel leaves our employment and joins one of our competitors, our business could be adversely affected.

Our earnings may be adversely affected if we change our intent not to repatriate earnings in India.

Effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas,” we no longer accrue incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent on repatriating Indian earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2007. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

Over the next few years we will lose certain tax benefits provided by India to companies in our industry.

Our Indian subsidiaries are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 2009. In anticipation of the complete phase out of the tax holidays in March 2009, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods of up to 15 years. Under current Indian tax law, export profits after March 31, 2009 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of December 31, 2007) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 2009, we expect that our effective income tax rate would increase significantly beginning in calendar year 2009.

If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. We contract to provide services either on a time-and-materials basis or on a fixed-price basis. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically distributed service locations. Our pricing, cost and profit margin estimates for the work that we perform frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the contract. There is a risk that we will underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 25% of our revenues for the years ended December 31, 2007 and 2006. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers generated approximately 24% of our revenues for year ended December 31, 2007 and 29% of our revenues in the fiscal year ended December 31, 2006. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our operating results may experience significant quarterly fluctuations.

We historically have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

•	the number, timing, scope and contractual terms of IT development and maintenance projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects; and

•	general economic conditions.

In addition, our future revenues, operating results and margins may fluctuate as a result of:

•	changes in pricing in response to customer demand and competitive pressures;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates, including the Indian rupee versus the U. S. dollar;

•	the timing of collection of accounts receivable;

•	enactment of new taxes, including fringe benefit taxes in India;

•	the timing of the exercise of stock options or vesting of performance stock units subject to the Indian fringe benefit tax;

•	changes in domestic and international income tax rates and regulations; and

•	changes to levels and types of stock-based compensation awards and assumptions used to determine the fair value of such awards.

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

In 1996, The Dun & Bradstreet Corporation split itself into three separate companies: The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation. In connection with the split-up transaction, The Dun & Bradstreet Corporation, Cognizant Corporation (renamed Nielsen Media Research), of which we were once a part, and ACNielsen Corporation (now a subsidiary of the Dutch company VNU N.A.) entered into a distribution agreement. In the 1996 distribution agreement, each party assumed the liabilities relating to the businesses allocated to it and agreed to indemnify the other parties and their subsidiaries against those liabilities and certain other matters. The 1996 distribution agreement also prohibited each party thereto from distributing to our stockholders any business allocated to it unless the distributed business delivered undertakings agreeing to be jointly and severally liable to the other parties under the 1996 distribution agreement for the liabilities of the distributing parent company under the 1996 distribution agreement. IMS Health made such undertaking when it was spun off by Nielsen Media Research in 1998 and, accordingly, IMS Health and Nielsen Media Research are jointly and severally liable to R.H. Donnelly and ACNielsen for Cognizant Corporation obligations under the terms of the 1996 distribution agreement. IMS Health has requested similar undertakings from us as a condition to the distribution of our shares in the exchange offer. IMS Health is obligated to procure similar undertakings from us to Nielsen Media Research and Synavant Inc. with respect to liabilities allocated to IMS Health in connection with Nielsen Media Research’s spin-off of IMS Health and IMS Health’s spin-off of Synavant Inc. In connection with the exchange offer, we gave these undertakings and, as a result, we may be subject to claims in the future in relation to legacy liabilities.

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

We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, the laws, regulations and standards regarding corporate governance may make it more difficult for us to obtain director and officer liability insurance. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with their performance of duties. As a result, we may face difficulties attracting and retaining qualified board members and executive officers, which could harm our business. If we fail to comply with new or changed laws, regulations or standards of corporate governance, our business and reputation may be harmed.

Funds associated with auction-rate securities that we hold as investments may not be liquid or accessible for in excess of 12 months and our auction-rate securities may decline in value.

As of December 31, 2007, our short-term investments included $282.8 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans. As of February 26, 2008, we held $176.3 million of AAA-rated auction-rate municipal debt securities of which approximately 95% of the underlying student loans are backed by the Federal Family Education Loan Progam (FFELP). In addition, the auction-rate municipal debt securities held by us are generally collateralized by assets that are in excess of the total par value of the security issue. During the period February 14, 2008 to February 26, 2008, auctions failed for $71.1 million of the auction-rate securities held by us as investments. There is no assurance that successful auctions on the remaining auction-rate securities in our investment portfolio will continue to succeed.

The current instability in the credit markets may affect our ability to liquidate these securities in the short term. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not necessarily a result of the deterioration of the underlying credit quality of the securities. In addition, we believe that any potential future unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if such losses become permanent, an impairment charge would be recorded to our consolidated statement of operations and comprehensive income which could have a material adverse affect on our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

To support our planned growth, we are continually expanding our IT development center capacity through the construction new facilities scheduled to become operational in 2008 and 2009, supplemented by additional leasing of non-owned facilities. Below is a summary of IT development facilities in India and China and our executive office in Teaneck, New Jersey.

Location	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage
IT Development Facilities:
India
Chennai	10	1,300,480	891,220	2,191,700
Bangalore	5	1,046,592	225,000	1,271,592
Pune	5	716,924	343,703	1,060,627
Kolkata	7	454,887	190,182	645,069
Hyderabad	3	567,610	—	567,610
Coimbatore	3	173,641	—	173,641
Cochin	1	73,800	—	73,800
Mumbai	2	73,235	—	73,235
Gurgaon	2	35,343	—	35,343
Shanghai, China	3	99,055	—	99,055

Total	41	4,541,567	1,650,105	6,191,672

Executive Office:
Teaneck	1	42,521	—	42,521

We operate out of our Teaneck, New Jersey headquarters and our regional and international offices. We have business development offices in the following cities: Atlanta, Boston, Bridgewater (NJ), Chicago, Dallas, Los Angeles, Minneapolis, Norwalk (CT), Phoenix, San Francisco, Teaneck, Amsterdam, Buenos Aires, Cyberjaya, Malaysia, Frankfurt, London, Melbourne, Paris, Shanghai, Singapore, Tokyo, Toronto and Zurich. In addition, we operate IT development facilities in Bentonville (AR), Boston, Bridgewater (NJ), Chicago, Doylestown (PA), Phoenix, Scottsdale, Amsterdam, Buenos Aires and Toronto. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

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

Our Class A common stock trades on the NASDAQ Global Select Market (NGS) under the symbol “CTSH”.

The following table describes the per share range of high and low sale prices for shares of our Class A common stock, as listed for quotation on the NGS, and the quarterly cash dividends per share for the periods indicated. This table has been retroactively adjusted to reflect our 2 – for – 1 stock split effected by a 100% stock dividend that became effective on October 16, 2007.

Quarter Ended	High	Low	Cash Dividend Per Share
March 31, 2006	$30.08	$24.60	$0.00
June 30, 2006	$34.51	$28.44	$0.00
September 30, 2006	$37.53	$30.52	$0.00
December 31, 2006	$41.10	$36.32	$0.00
March 31, 2007	$47.44	$38.56	$0.00
June 30, 2007	$45.31	$37.42	$0.00
September 30, 2007	$43.76	$33.88	$0.00
December 31, 2007	$42.90	$29.76	$0.00

As of December 31, 2007, the approximate number of holders of record of our Class A common stock was 234 and the approximate number of beneficial holders of our Class A common stock was 42,100.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of the business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of our Class A common stock that may be issued under our existing equity compensation plans. We have four equity compensation plans, each of which has been approved by our stockholders: (1) Amended and Restated 1999 Incentive Compensation Plan, which we refer to as the Incentive Plan; (2) Non-Employee Directors’ Stock Option Plan, which we refer to as the Director Plan; (3) the Key Employees Stock Option Plan; and (4) the 2004 Employee Stock Purchase Plan. For additional information on our equity compensation plans, please see Note 10 to the consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Vesting of Awards or Exercise of Outstanding Options		Weighted Average Exercise Price of Awards or Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders — stock options(1)	26,766,224	(2)	$14.91	8,901,898	(3)
Equity compensation plans that have been approved by security holders — performance stock units(4)	1,058,257		N/A	—
Equity compensation plans not approved by security holders	—			—

Total	27,824,481			8,901,898

(1)	Consists of the Incentive Plan, the Director Plan, the Key Employees’ Stock Option Plan and the 2004 Employee Stock Purchase Plan.
(2)	Excludes purchase rights outstanding under the 2004 Employee Stock Purchase Plan. Under such plan, employees may purchase up to $25,000 worth of stock annually at price per share equal to 90% of the lower of the fair market value per share on the first day of the purchase period or the fair market value per share on the last day of the purchase period.
(3)	Includes 5,704,112 shares of Class A common stock available for future issuance under the Incentive Plan. Also includes 8,000 shares of Class A common stock available for future issuances pursuant to the Director Plan and 3,189,786 shares of Class A common stock issuable under the 2004 Employee Stock Purchase Plan.
(4)	Consists of 1,058,257 shares that are issuable to holders of performance stock units, granted pursuant to the Incentive Plan, upon the achievement of certain performance and vesting criteria.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the fourth quarter of 2007.

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the fourth quarter ended December 31, 2007.

Month	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2) (in thousands)
November 2007	2,887,659	$30.85	2,887,659	$110,902
December 2007	500,000	$32.32	500,000	$94,742

Total	3,387,659	$31.07	3,387,659

(1)	Exclusive of fees and costs.
(2)	In September 2007, our Board of Directors authorized up to $100 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock under a stock repurchase program and in December 2007, our Board of Directors authorized an additional $100 million increasing the stock repurchase program to an aggregate of $200 million of our Class A common stock. The $200 million authorization excludes fees and expenses and expires in September 2008. The program authorizes management to repurchase shares opportunistically in the open market or in private transactions from time to time, depending on market conditions. All shares repurchased in the fourth quarter of 2007 were purchased in open market transactions. There were no repurchases during October 2007.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Nasdaq 100 Index, S&P 500 Index and a Peer Group Index (capitalization weighted) for the period beginning January 1, 2003 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)

Among Cognizant, the Nasdaq 100 Index, the S&P 500 Index

And a Peer Group Index(3) (Capitalization Weighted)

Company / Index	Base Period 12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
COGNIZANT TECHNOLOGY SOLUTIONS CORP	100	189.56	351.63	417.58	640.95	563.87
S&P 500 INDEX	100	126.68	142.69	149.70	173.34	182.86
NASDAQ 100	100	149.12	164.69	167.13	178.48	211.81
PEER GROUP	100	144.71	174.99	186.51	238.98	219.07

(1)	Graph assumes $100 invested on January 1, 2003 in our Class A common stock, the Nasdaq 100 Index, the S&P 500 Index and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)	We have constructed a Peer Group Index of other information technology consulting firms consisting of Accenture Ltd., Computer Sciences Corporation, Computer Task Group, Inc., Diamond Management & Technology Consultants, Inc., Electronic Data Systems Corporation, iGate Corp., Infosys Technologies Ltd., Sapient Corp., Satyam Computer Services Ltd., Syntel, Inc. and Wipro Ltd. We believe that these companies most closely resemble our business mix and that their performance is representative of our industry. In 2007, we added Computer Sciences Corporation and Electronic Data Systems Corporation and removed Computer Horizons Corp., which is no longer publicly traded, Covansys Corporation, which was acquired by Electronic Data Systems Corporation, and Keane, Inc., which was acquired by Caritor, Inc.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2005, 2004 and 2003 and for each of the years ended December 31, 2004 and 2003 are derived from the audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2007, 2006 and 2005 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007(1)	2006(1)	2005(2)	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$2,135,577	$1,424,267	$885,830	$586,673	$365,656
Revenues – related party	—	—	—	—	2,575

Total revenues	2,135,577	1,424,267	885,830	586,673	368,231
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,206,035	787,923	479,915	319,810	199,724
Selling, general and administrative expenses	494,102	343,238	206,899	132,796	84,259
Depreciation and amortization expense	53,918	34,163	21,400	16,447	11,936

Income from operations	381,522	258,943	177,616	117,620	72,312

Other income (expense), net:
Interest income	29,560	17,615	8,982	4,389	2,128
Split-off costs	—	—	—	—	(2,010)
Other income (expense) – net	3,274	1,253	(1,326)	86	(199)

Total other income (expense), net	32,834	18,868	7,656	4,475	(81)

Income before provision for income taxes	414,356	277,811	185,272	122,095	72,231
Provision for income taxes	64,223	45,016	19,006	21,852	14,866

Net income	$350,133	$232,795	$166,266	$100,243	$57,365

Basic earnings per share	$1.22	$0.83	$0.61	$0.38	$0.23

Diluted earnings per share	$1.15	$0.77	$0.57	$0.35	$0.21

Weighted average number of common shares outstanding – Basic	288,155	281,715	272,988	261,980	250,022

Weighted average number of common shares outstanding – Diluted	303,593	301,124	293,790	285,113	271,628

Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$339,845	$265,937	$196,938	$199,296	$144,371
Working capital	901,495	790,888	509,628	340,189	220,873
Total assets	1,838,306	1,325,981	869,893	572,745	365,300
Stockholders’ equity	1,468,210	1,073,499	714,145	453,529	274,070

(1)

Includes the impact of our adoption of SFAS No. 123R effective January 1, 2006 and the impact of the stock-based Indian fringe benefit tax effective April 1, 2007. For additional information, refer to Note 10 (Employee Stock-Based Compensation Plans) to our consolidated financial statements which are included elsewhere herein.

(2)

For the year ended December 31, 2005, our consolidated statement of operations data includes the reduction of income tax expense (one-time income tax benefit) of $12,411, $0.05 per basic earnings per share and $0.04 per diluted earnings per share related to the repatriation of $60,000 of Indian earnings pursuant to the American Jobs Creation Act of 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

In 2007, our revenues increased to $2,135.6 million compared to $1,424.3 million in 2006. Net income increased to $350.1 million or $1.15 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense, net of tax, equal to $0.12 per diluted share, during 2007. This is compared to $232.8 million or $0.77 per diluted share, including stock-based compensation expense, net of tax, equal to $0.09 per diluted share, during 2006. The key drivers of our revenue growth in 2007 were as follows:

•	greater penetration of the European market, where we experienced revenue growth of 86.5% in 2007 as compared to 2006;

•

strong performance of our Manufacturing/Retail/Logistics segment, which had year-over-year revenue growth of approximately 52.7% and our Healthcare segment, which had year-over-year revenue growth of approximately 52.5%;

•	continued strength of our Financial Services segment and Other segment, particularly with our media and information services customers;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers. Specifically, 96.2% of our 2007 revenues were derived from customers who had been using our services at the end of 2006; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the year with approximately 500 active clients compared to 400 as of December 31, 2006 and increased the number of strategic clients by 20 during the year bringing the total number of our strategic clients to 107. We define a strategic client as one offering the potential to generate $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 24% and 34%, respectively, of our total revenues in 2007 as compared to approximately 29% and 39%, respectively, for the year ended December 31, 2006. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

In Europe, we continue to experience strong growth. During 2007, our revenue from European customers increased by approximately 86.5% to approximately $342.9 million compared to approximately $183.9 million in 2006. In 2007, revenue from Europe, excluding the UK, increased by approximately $72.9 million from approximately $48.9 million in 2006 to approximately $121.8 million. Europe will continue to be an area of significant investment for us in 2008 as we see this region as a growth opportunity for the long term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. Recent NASSCOM (India’s National Association of Software and Service Companies) reports state that India’s IT software and services and business process outsourcing sectors were an estimated $31.3 billion industry in 2007 with IT software and services exports and business process outsourcing exports growing 36% and 34%, respectively, in 2007. The Indian IT software and services and business process outsourcing sectors are expected to grow to greater than $60 billion by the year 2010.

In 2007, our operating margin decreased to approximately 17.9% compared to 18.2% in 2006. Excluding stock-based compensation costs of approximately $35.9 million and stock-based Indian fringe benefit tax expense of $5.9 million, operating margin in 2007 was approximately 19.8%. This was in line with our historic targeted operating margin range, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a deep bench of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For 2008, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

In 2007, we experienced pressure on our cost structure due to the appreciation of the Indian rupee versus the U.S. dollar. This is in addition to the continuing wage inflation, primarily in India, that we have experienced over the last several years. Approximately 31% of our global costs for the year ended December 31, 2007 were denominated in the Indian rupee. The appreciation of the Indian rupee versus the U.S. dollar during 2007 had the effect of decreasing our operating margin by approximately 210 basis points or 2.1 percentage points in 2007 as compared to 2006. Each additional 1% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 25 basis points or 0.25 percentage points. During 2007, we implemented actions that mitigated these negative cost trends, including increasing our global utilization rates of our technical staff and reducing discretionary spending. Accordingly we believe this balanced response, at current exchange rates, will permit us to continue to maintain operating margins in our historic targeted operating margin range, which excludes stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues and permit us to continue to make the necessary investments to continue to grow the company.

We finished the year with total headcount of approximately 55,400, an increase of approximately 16,600 over the prior year. The increases in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2007. Annualized turnover, including both voluntary and involuntary, was approximately 15% for 2007. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represent approximately 20% of our total operating expenses.

Our current India real estate development program now includes planned construction of approximately 4.3 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330 million through the end of 2009 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. During 2008, we expect to spend approximately $250 million globally for capital expenditures, the majority of which relates to our India real estate development program. In addition, we plan to selectively lease space in Special Economic Zones located in India to take advantage of tax incentives and meet our capacity requirements.

At December 31, 2007, we had cash and cash equivalents and short-term investments of $670.4 million and working capital of approximately $901.5 million. Accordingly, we do not anticipate any near-term liquidity issues. During 2007, we repurchased $105.4 million of our Class A common stock under a $200 million stock repurchase program authorized by our Board of Directors that expires in September 2008. Stock repurchases under this program must be funded from working capital. Also, in November 2007, we acquired marketRx, Inc., or marketRx, a U.S.-based leading provider of data analytics and process outsourcing for initial net cash consideration of approximately $135.9 million (including direct transaction costs). The marketRx acquisition will strengthen our life sciences industry expertise as well as our data analytics capabilities, which we expect to leverage across multiple industries. The operating results of marketRx included in our 2007 consolidated financial statements were immaterial. In 2008, we will continue to look for acquisitions that will strengthen our presence in a particular geographic area and increase our capabilities in a specific technology or industry.

On September 17, 2007, our Board of Directors declared a two-for-one stock split which was effected by a 100% stock dividend paid on October 16, 2007 to stockholders of record as of October 1, 2007. The stock split has been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information have been retroactively adjusted to reflect the stock split as if it occurred at the beginning of the earliest period presented. In addition, our stockholders’ equity accounts have been retroactively adjusted to reflect a reclassification of an amount equal to the par value of the increase in issued shares of Class A common stock from the additional paid-in-capital account to the Class A common stock account.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of short-term investments, goodwill and other long-lived assets, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying consolidated financial statements. Our significant accounting policies are described in Note 1 to the consolidated financial statements.

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts, which are predominantly fixed-priced contracts, are recognized as the service is performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews total expected labor costs on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our consolidated statement of operations. Contract losses for all periods presented were immaterial.

Stock-Based Compensation. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which stock options will be outstanding before they are exercised, the expected volatility of our stock, the number of stock-based awards that are expected to be forfeited and, beginning in 2007, due to a recent tax law change in India, the expected exercise proceeds for stock-based awards subject to the Indian fringe benefit tax. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes. Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions where we operate. Changes in the geographic mix or estimated level of annual pre-tax income can also affect the overall effective income tax rate. Effective January 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Tax exposures can involve complex issues and may require an extended period to resolve. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

Our Indian subsidiaries, Cognizant India, are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 2009. The incremental Indian taxes related to the taxable STPs have been incorporated into our effective income tax rate for 2007. In anticipation of the complete phase out of the tax holidays in March 2009, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2009 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of December 31, 2007) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 2009, we expect that our effective income tax rate would increase significantly beginning in calendar year 2009.

Short-term Investments. As of December 31, 2007, we had $330.6 million in short-term investments. We have historically invested these amounts in municipal debt securities with interest rates that reset through a Dutch auction process and in corporate notes and bonds, U.S. government agencies, bank time deposits and commercial paper meeting certain criteria. We classify our marketable securities as available-for-sale at the time of purchase and evaluate such designation as of each balance sheet date. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. An impairment charge would be recorded to the extent that the carrying value of our available-for-sale securities exceeds the fair market value of the securities and the decline in value is determined to be other-than-temporary.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of December 31, 2007, our goodwill balance was approximately $148.8 million.

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

Risks. Most of our IT development centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, limitations on immigration programs, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management and our independent auditor to provide us with an unqualified report as to the adequacy and effectiveness of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Part I, Item 1A. “Risk Factors”.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed for the three years ended December 31, 2007:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues	2005	% of Revenues	Increase
							2007	2006
Revenues	$2,135,577	100.0%	$1,424,267	100.0%	$885,830	100.0%	$711,310	$538,437
Cost of revenues (1)	1,206,035	56.5	787,923	55.3	479,915	54.2	418,112	308,008
Selling, general and administrative(2)	494,102	23.1	343,238	24.1	206,899	23.3	150,864	136,339
Depreciation and amortization	53,918	2.5	34,163	2.4	21,400	2.4	19,755	12,763

Income from operations	381,522	17.9	258,943	18.2	177,616	20.1	122,579	81,327

Other income (expense), net	32,834		18,868		7,656		13,966	11,212
Provision for income taxes(3)	64,223		45,016		19,006		19,207	26,010

Net income	$350,133	16.4	$232,795	16.3	$166,266	18.8	117,338	66,529

(1)	Includes stock-based compensation expense of $17,206 and $13,400 for the years ended December 31, 2007 and 2006, respectively, and stock-based Indian fringe benefit tax expense of $1,979 for the year ended December 31, 2007 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $18,710 and $16,534 for the years ended December 31, 2007 and 2006, respectively, and stock-based Indian fringe benefit tax expense of $3,943 for the year ended December 31, 2007 and is exclusive of depreciation and amortization expense.
(3)	Provision for income taxes for the year ended December 31, 2005 includes a one-time tax benefit of $12,411 related to the repatriation of $60,000 of Indian earnings under the American Jobs Creation Act of 2004.

The following tables include certain non-GAAP financial measures, namely income from operations on a non-GAAP basis, excluding the impact of stock-based compensation resulting from the adoption of SFAS No. 123R and stock-based Indian fringe benefit tax expense, and net income on a non-GAAP basis, excluding the impact of a one-time tax benefit related to the repatriation of Indian earnings under the American Jobs Creation Act of 2004, or the Act. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures, the financial statements prepared in accordance with GAAP and reconciliations of our GAAP financial statements to such non-GAAP measures should be carefully evaluated.

We seek to manage the company to a targeted operating margin, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense, stock-based Indian fringe benefit tax expense and the income tax benefit related to the repatriation of Indian earnings for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Further, management believes that the presentation of these non-GAAP financial measures provides useful information to investors because our consolidated statement of operations for the year ended December 31, 2005 did not reflect the impact of the adoption of SFAS No. 123R and included a one-time tax benefit of approximately $12.4 million related to the repatriation of $60 million of Indian earnings under the Act. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use under SFAS No. 123R, we believe that providing a non-GAAP financial measure that excludes stock-based compensation allows investors to make additional comparisons between our operating results to those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations and non-GAAP net income when read in conjunction with our reported GAAP income from operations and GAAP net income can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations and non-GAAP net income versus income from operations and net income reported in accordance with GAAP is that non-GAAP income from operations, excludes costs, namely, stock-based compensation and stock-based Indian fringe benefit tax expense that are recurring and a one-time tax benefit of related to the repatriation of Indian earnings under the Act. Stock-based compensation and the related stock-based Indian fringe benefit tax expense will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and non-GAAP net income, and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense is as follows for the year ended December 31:

(Dollars in thousands)

	2007	% of Revenues	2006	% of Revenues
Income from operations, as reported	$381,522	17.9%	$258,943	18.2%
Add: stock-based compensation expense	35,916	1.7	29,934	2.1
Add: stock-based Indian fringe benefit tax expense	5,922	0.2	—	—

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$423,360	19.8%	$288,877	20.3%

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

Effective April 1, 2007, a new fringe benefit tax was introduced in India that obligates us to pay, upon exercise or distribution of shares under a stock-based compensation award, a non-income related tax on the appreciation of the award from date of grant to date of vest. There is no cash cost to us as we recover the cost of the Indian fringe benefit tax from the employee’s proceeds from the award. Under U.S. GAAP, the stock-based Indian fringe benefit tax expense is required to be recorded as an operating expense and the related recovery of such tax from our employee is required to be recorded to stockholders’ equity as proceeds from a stock-based compensation award. Our future operating results may experience volatility as a result of the timing of exercise or distribution of shares related to stock-based compensation awards to our employees who worked or are working in India. The amount of stock-based Indian fringe benefit tax expense recorded during 2007 was $5.9 million.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue. Revenue increased by 49.9%, or approximately $711.3 million, from approximately $1,424.3 million during 2006 to approximately $2,135.6 million in 2007. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued strength in our customers’ discretionary spending and greater penetration in the European market. Revenue from customers existing as of December 31, 2006 increased by approximately $630.4 million and revenue from new customers added since December 31, 2006 was approximately $80.9 million or approximately 3.8% of total revenues for the year ended December 31, 2007. In addition, revenue from European customers in 2007 increased by $159.0 million as compared to 2006. We had approximately 500 active clients as of December 31, 2007 as compared to approximately 400 active clients as of December 31, 2006. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services with all of our business segments experiencing year-over-year revenue growth between 47.3% and 52.7%. Our Financial Services and Healthcare business segments accounted for approximately $321.5 million and $173.6 million, respectively, of the $711.3 million increase in revenue. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 48.4% and 51.4%, respectively, compared to 2006 and represented approximately 48.4% and 51.6%, respectively, of total revenues in 2007.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting, and the cost of sales commissions related to revenues. Our cost of revenues increased by 53.1% or approximately $418.1 million, from approximately $787.9 million during 2006 to approximately $1,206.0 million in 2007. The increase was due primarily to higher compensation and benefits costs of approximately $381.9 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 45.2%, or approximately $170.6 million, from approximately $377.4 million during 2006 to approximately $548.0 million during 2007, and decreased as a percentage of revenue from approximately 26.5% in 2006 to approximately 25.7% in 2007. The percentage decrease was due primarily to economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending partially offset by of the appreciation of the Indian rupee versus the U.S. dollar and wage inflation, primarily in India.

Income from Operations. Income from operations increased 47.3%, or approximately $122.6 million, from approximately $258.9 million during 2006 to approximately $381.5 million during 2007, representing operating margins of approximately 17.9% of revenues in 2007 and 18.2% of revenues in 2006. The decrease in operating margin was due primarily to appreciation of the Indian rupee versus the U.S. dollar and wage inflation, primarily in India, partially offset by cost containment actions such as control of discretionary spending and scale efficiencies, including increased utilization rates of our technical staff, and lower stock-compensation costs as a percentage of revenues. Excluding stock-based compensation expense of $35.9 million and stock-based Indian fringe benefit tax expense of $5.9 million in 2007 and stock-based compensation expense of $29.9 million in 2006, operating margins for the years ended December 31, 2007 and 2006 were 19.8% and 20.3%, respectively.

Other Income/Expense, Net. Other income/expense, net consists primarily of interest income and foreign currency gains or losses. The increase in other income/expense, net of $14.0 million is attributed to an increase in interest income of $12.0 million from approximately $17.6 million in 2006 to approximately $29.6 million in 2007 and a year-over-year increase of approximately $2.0 million in income due to the remeasurement of certain balance sheet accounts for movements in foreign currency exchange rates. The increase in interest income is due to higher invested global cash balances and an increase in short-term interest rates.

Provision for Income Taxes. The provision for income taxes increased from approximately $45.0 million in 2006 to approximately $64.2 million in 2007. The effective income tax rate decreased from 16.2% in 2006 to 15.5% in 2007 primarily due to tax benefits of approximately $3.6 million recognized in 2007, including $2.9 million upon the expiration of the U.S. Federal income tax statute of limitations for previously recorded uncertain income tax positions and a net benefit of $0.7 million attributed to the effective settlement of certain foreign income tax positions. Additionally, the effective income tax rate decreased due to net reductions in statutory income tax rates. Excluding discrete items, the Company’s effective income tax rate for the year ended December 31, 2007 was 16.4%.

Net Income. Net income increased from approximately $232.8 million in 2006 to approximately $350.1 million in 2007, representing 16.3% and 16.4% of revenues in 2006 and 2007, respectively.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 65.3%, or approximately $149.1 million, from approximately $228.3 million during 2005 to approximately $377.4 million during 2006, and increased as a percentage of revenue from approximately 25.8% in 2005 to approximately 26.5% in 2006. The percentage increase in such expenses was due to stock-based compensation expense of approximately $16.5 million or 1.2% of revenues partially offset by the increased leverage achieved from increased revenues that resulted from our expanded sales and marketing activities in the current and prior years and the depreciation of the Indian rupee versus the U.S. dollar.

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

Results by Business Segment

Our reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes media and information services, communications, and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

The Company’s chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the related stock-based India fringe benefit tax are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the total income from operations.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the years ended December 31, 2007, 2006 and 2005 are as follows:

				2007		2006
	2007	2006	2005	Increase	%	Increase	%
	(Dollars in thousands)
Revenues:
Financial Services	$1,001,420	$679,901	$440,958	$321,519	47.3%	$238,943	54.2%
Healthcare	504,504	330,860	176,102	173,644	52.5	154,758	87.9
Manufacturing/Retail/Logistics	320,116	209,703	152,536	110,413	52.7	57,167	37.5
Other	309,537	203,803	116,234	105,734	51.9	87,569	75.3

Total revenues	$2,135,577	$1,424,267	$885,830	$711,310	49.9	$538,437	60.8

Segment Operating Profit:
Financial Services	$355,696	$254,115	$153,542	$101,581	40.0%	$100,573	65.5%
Healthcare	199,791	135,374	71,226	64,417	47.6	64,148	90.1
Manufacturing/Retail/Logistics	108,480	73,443	46,210	35,037	47.7	27,233	58.9
Other	111,319	63,657	39,100	47,662	74.9	24,557	62.8

Total segment operating profit	$775,286	$526,589	$310,078	$248,697	47.2	$216,511	69.8

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Financial Services Segment

Revenue. Revenue increased by 47.3%, or approximately $321.5 million, from approximately $679.9 million during 2006 to approximately $1,001.4 million in 2007. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2006 and customers added since such date was approximately $301.5 million and approximately $20.0 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $253.9 million over the prior year including significant growth from our European banking clients, which accounted for 28.9% of the segment growth over the prior year. The business challenges experienced by the financial services industry during the last six months of 2007 did not have material impact on our business. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased by 40.0%, or approximately $101.6 million, from approximately $254.1 million during 2006 to approximately $355.7 million during 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 52.5%, or approximately $173.6 million, from approximately $330.9 million during 2006 to approximately $504.5 million in 2007. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2006 and customers added since such date was approximately $157.6 million and approximately $16.0 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $88.9 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 47.6%, or approximately $64.4 million, from approximately $135.4 million during 2006 to approximately $199.8 million during 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 52.7%, or approximately $110.4 million, from approximately $209.7 million during 2006 to approximately $320.1 million in 2007. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2006 and customers added since such date was approximately $83.5 million and approximately $26.9 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 47.7%, or approximately $35.0 million, from approximately $73.4 million during 2006 to approximately $108.5 million during 2007. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 51.9%, or approximately $105.7 million, from approximately $203.8 million in 2006 to approximately $309.5 million in 2007. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2006 and customers added since such date was approximately $87.7 million and approximately $18.0 million, respectively. Within the segment, growth was particularly strong among our media and information services customers, where revenue increased approximately $55.4 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 74.9%, or approximately $47.7 million from approximately $63.7 million in 2006 to approximately $111.3 million in 2007. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments partially offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

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

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents and short-term investments of $670.4 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; (v) stock repurchases; and (vi) general corporate purposes, including working capital. As of December 31, 2007, we had no third party debt and had working capital of approximately $901.5 million as compared to working capital of approximately $790.9 million as of December 31, 2006. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $344.3 million for the year ended December 31, 2007, $252.9 million for the year ended December 31, 2006 and $159.8 million for the year ended December 31, 2005. The increase in 2007 as compared to the prior year is primarily attributed to the increase in our net income in 2007 offset, in part, by slower collections of receivables, the timing of payment of accrued expenses and the timing of billings of fixed-price contracts. Trade accounts receivable increased from approximately $154.0 million at December 31, 2005 to approximately $259.2 million at December 31, 2006 and to approximately $383.0 million at December 31, 2007. Unbilled accounts receivable increased from approximately $22.7 million at December 31, 2005 to approximately $39.3 at December 31, 2006 and to approximately $53.5 million at December 31, 2007. The increase in trade accounts receivable during 2007 was due primarily to increased revenues and a higher number of days of sales outstanding. Unbilled receivables increased primarily due to increased revenue and the timing of billings for certain fixed-price contracts. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At December 31, 2007, our days’ sales outstanding, including unbilled receivables, was approximately 67 days as compared to 65 days as of December 31, 2006 and 63 days as of December 31, 2005.

Our investing activities used net cash of approximately $277.3 million for the year ended December 31, 2007, $272.3 million for the year ended December 31, 2006 and $204.5 million for the year ended December 31, 2005. The increase in each year was primarily related to greater investment to expand our offshore IT development centers and, in 2007, attributed to payments for the acquisition of marketRx and a contingent purchase price payment relating to our acquisition of Fathom.

Our financing activities provided net cash of approximately $4.0 million for the year ended December 31, 2007, $82.9 million for the year ended December 31, 2006 and $47.5 million for the year ended December 31, 2005. The decrease in 2007 relates primarily to Class A common stock repurchases under our stock repurchase program, offset, in part, by higher proceeds and excess tax benefits from stock option exercises. The increase in 2006 relates to the classification in 2006 of excess tax benefits on employee stock option exercises of approximately $33.2 million in financing activities as required by SFAS No. 123R.

As of December 31, 2007, our short-term investments included $282.8 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans. As of February 26, 2008, we held $176.3 million in AAA-rated auction-rate municipal debt securities of which approximately 95% of the underlying student loans are backed by the Federal Family Education Loan Program (FFELP). In addition, the auction-rate municipal debt securities held by us are generally collateralized by assets that are in excess of the total par value of the security issue. During the period February 14, 2008 to February 26, 2008, auctions failed for $71.1 million of the auction-rate securities held by us. There is no assurance that successful auctions on the remaining auction-rate securities in our investment portfolio will continue to succeed.

The current instability in the credit markets may affect our ability to liquidate these securities in the short term. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not necessarily a result of the deterioration of the underlying credit quality of the securities. In addition, we believe that any potential future unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if such losses become other-than-temporary, an impairment charge would be recorded to our consolidated statement of operations and comprehensive income.

We believe we will be able to recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral, substantially backed by FFELP, (ii) the AAA credit rating of the securities held by us and (iii) recent news that certain municipal issuers of auction-rate securities with failed auctions have announced plans to call such securities. All of the auction-rate municipal debt securities held by us are callable by the issuer at par. If future auctions continue to fail, we believe the issuers of the auction-rate securities held by us will begin to call these securities to avoid paying the higher penalty interest rates associated with failed auctions. However, it could take until the final maturity of the underlying security (up to 33 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute current and planned operations and needs for at least the next 12 months.

Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond a 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate earnings from India, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all.

Commitments and Contingencies

Our current India real estate development program now includes planned construction of approximately 4.3 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330 million through the end of 2009 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. As of December 31, 2007, we had outstanding fixed capital commitments of approximately $126.7 million related to our India development center expansion program.

During 2007, we repurchased $105.4 million of our Class A common stock under a $200 million stock repurchase program authorized by our Board of Directors that expires in September 2008. Any future repurchases under this program will be funded from cash generated from operations.

As of December 31, 2007, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$275,306	$51,040	$104,957	$86,837	$32,472
Fixed capital commitments(1)	126,658	126,658	—	—	—
Other purchase commitments(2)	89,115	31,640	57,475	—	—

Total	$491,079	$209,338	$162,432	$86,837	$32,472

(1)	Relates to India IT development center expansion program.
(2)

Other purchase commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

As of December 31, 2007, we had $7.9 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.

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

Foreign Currency Translation

Overall, we believe that we are not exposed to significant revenue risk resulting from movement in foreign exchange rates as approximately 83% of our revenues are generated from customers located in North America. However, a portion of our costs in India, representing approximately 31% of our global operating costs are denominated in local currency and subject to foreign exchange rate fluctuations, which has an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which results in non-operating foreign exchange gains and losses. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiary.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. We have experienced wage inflation in India; however, this has not had a material impact on our results of operations as Indian wages represent approximately 20% of our total operating expenses.

Recent Accounting Pronouncements

On January 1, 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $0.85 million was recorded as a reduction of beginning retained earnings.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), "Business Combinations." This Statement replaces FASB Statement No. 141, "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how an acquiring company: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development (IPRD) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact that SFAS No. 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which is effective for our financial statements beginning January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We are currently evaluating the potential impact that SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP SFAS No. 157-2. We are currently evaluating the potential impact that SFAS No. 157 will have on our consolidated financial statements.

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

We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian rupee. Accordingly, we periodically evaluate the need for hedging strategies, including the use of derivative financial instruments, to mitigate the effect of foreign currency fluctuations and may use such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. In 2007, 2006 and 2005, we have not entered into any hedging contracts or off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of December 31, 2007, we had approximately $670.4 million of cash and cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

As of December 31, 2007, our short-term investments included $282.8 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans. As of February 26, 2008, we held $176.3 million in AAA-rated auction-rate municipal debt securities of which approximately 95% of the underlying student loans are backed by the FFELP. In addition, the auction-rate municipal debt securities held by us are generally collateralized by assets that are in excess of the total par value of the security issue. During the period February 14, 2008 to February 26, 2008, auctions failed for $71.1 million of the auction-rate securities held by us as investments. There is no assurance that successful auctions on the remaining auction-rate securities in our investment portfolio will continue to succeed.

The current instability in the credit markets may affect our ability to liquidate these securities in the short term. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures (up to 33 years) or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not necessarily a result of the deterioration of the underlying credit quality of the securities. In addition, we believe that any potential future unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if such losses become other-than-temporary, an impairment charge would be recorded to our consolidated statement of operations and comprehensive income.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statements and Financial Statement Schedule”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders.

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

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The discussion under the heading “Certain Relationships and Related Transactions and Director Independence” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

The discussion under the heading “Independent Auditors Fees and Other Matters” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2008.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/s/ Francisco D’Souza
Francisco D’Souza, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francisco D’Souza	President, Chief Executive Officer and Director	February 28, 2008
Francisco D’Souza	(Principal Executive Officer)

/s/ Gordon Coburn	Chief Financial and Operating Officer, and Treasurer	February 28, 2008
Gordon Coburn	(Principal Financial and Accounting Officer)

/s/ John E. Klein	Chairman of the Board and Director	February 28, 2008
John E. Klein

/s/ Lakshmi Narayanan	Vice Chairman of the Board and Director	February 28, 2008
Lakshmi Narayanan

/s/ Thomas M. Wendel	Director	February 28, 2008
Thomas M. Wendel

/s/ Robert W. Howe	Director	February 28, 2008
Robert W. Howe

/s/ Robert E. Weissman	Director	February 28, 2008
Robert W. Weissman

/s/ John N. Fox, Jr.	Director	February 28, 2008
John N. Fox, Jr.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.2	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.3	Amendment to Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Cognizant Technology Solutions Corporation dated June 13, 2006. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 13, 2006.)

4.1	Rights Agreement, dated March 5, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 5, 2003.)

4.2	Specimen Certificate for shares of Class A common stock. (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment Number 4 to the Company’s Form S-4 dated January 30, 2003.)

10.1*	Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1. (File Number 333-49783) which became effective on June 18, 1998.)

10.2*	Amended and Restated Cognizant Technology Solutions Key Employees’ Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.3*	Amended and Restated Cognizant Technology Solutions Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.4*	Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.5*	Amended and Restated 1999 Incentive Compensation Plan (As Amended and Restated Through April 26, 2007). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007.)

10.6	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.7	Form of Stock Option Certificate. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2004.)

10.8	The Cognizant Technology Solutions Executive Pension Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.9	Distribution Agreement between IMS Health Incorporated and the Company dated January 7, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment Number 4 to the Company Form S-4 dated January 30, 2003.)

10.10*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K dated March 12, 2004.)

Exhibit No.	Description of Exhibit
10.11*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K dated March 12, 2004.)

10.12*	Form of Stock Option Agreement between the Company and each of Francisco D’Souza and Gordon Coburn pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K dated March 12, 2004.)

10.13*	Form of Stock Option Agreement between the Company and each of Francisco D’Souza and Gordon Coburn pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K dated March 12, 2004.)

10.14*	Severance and Noncompetition Agreement between the Company and Ramakrishnan Chandrasekaran dated December 13, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2004.)

10.15	Consulting Agreement dated December 1, 2006 by and between Venetia Kontogouris and the Company. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 1, 2006.)

10.16	Amended and Restated 1999 Incentive Compensation Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.17	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.18	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.19	Severance and Noncompetition Agreement with Rajeev Mehta dated July 23, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2007.)

10.20	Form of Performance Unit Award for grants to certain executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2007.)

10.21†	Agreement and Plan of Merger, dated as of October 18, 2007, by and among the Company, Cognizant Technology Corporation, marketRx, Inc., and Jaswinder S. Chadha, solely in his capacity as Stockholder Representative.

21.1 †	List of subsidiaries of the Company.

23.1 †	Consent of PricewaterhouseCoopers LLP.

24	Power of Attorney (included as part of signature page).

31.1 †	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2 †	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1 ††	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2 ††	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
†	Filed herewith. All other exhibits previously filed.
††	Furnished herewith.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation (the "Company") and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 and Note 8, respectively, to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertainties in income taxes in 2007.

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

PricewaterhouseCoopers LLP

Florham Park, NJ

February 28, 2008

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par values)

	At December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$339,845	$265,937
Short-term investments	330,580	382,222
Trade accounts receivable, net of allowances of $6,339 and $3,719, respectively	382,960	259,210
Unbilled accounts receivable	53,496	39,265
Deferred income tax assets	75,470	61,257
Other current assets	59,828	32,500

Total current assets	1,242,179	1,040,391
Property and equipment, net of accumulated depreciation of $142,981 and $95,539, respectively	356,047	220,154
Goodwill	148,789	27,190
Intangible assets, net	45,565	20,463
Deferred income tax assets, net	11,949	1,024
Other assets	33,777	16,759

Total assets	$1,838,306	$1,325,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,176	$27,839
Deferred revenue	29,020	19,401
Accrued expenses and other current liabilities	275,488	202,263

Total current liabilities	340,684	249,503
Deferred income tax liabilities, net	15,145	—
Other noncurrent liabilities	14,267	2,979

Total liabilities	370,096	252,482

Commitments and contingencies (See Notes 11 and 12)

Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 288,012 and 285,026 shares issued and outstanding at December 31, 2007 and 2006, respectively	2,880	2,850
Additional paid-in capital	450,567	408,594
Retained earnings	999,560	650,277
Accumulated other comprehensive income	15,203	11,778

Total stockholders’ equity	1,468,210	1,073,499

Total liabilities and stockholders’ equity	$1,838,306	$1,325,981

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$2,135,577	$1,424,267	$885,830
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,206,035	787,923	479,915
Selling, general and administrative expenses	494,102	343,238	206,899
Depreciation and amortization expense	53,918	34,163	21,400

Income from operations	381,522	258,943	177,616

Other income (expense), net:
Interest income	29,560	17,615	8,982
Other income (expense), net	3,274	1,253	(1,326)

Total other income (expense), net	32,834	18,868	7,656

Income before provision for income taxes	414,356	277,811	185,272
Provision for income taxes	64,223	45,016	19,006

Net income	$350,133	$232,795	$166,266

Basic earnings per share	$1.22	$0.83	$0.61

Diluted earnings per share	$1.15	$0.77	$0.57

Weighted average number of common shares outstanding – Basic	288,155	281,715	272,988
Dilutive effect of shares issuable under stock-based compensation plans	15,438	19,409	20,802

Weighted average number of common shares outstanding – Diluted	303,593	301,124	293,790

Comprehensive Income:
Net income	$350,133	$232,795	$166,266
Foreign currency translation adjustments	3,425	9,657	(7,528)

Total comprehensive income	$353,558	$242,452	$158,738

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated Other Comprehensive Income
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings		Total
	Shares	Amount
Balance, December 31, 2004	268,354	$2,684	$189,980	$251,216	$9,649	$453,529
Foreign currency translation adjustments	—	—	—	—	(7,528)	(7,528)
Exercise of stock options	9,384	92	32,651	—	—	32,743
Tax benefit related to stock plans	—	—	49,705	—	—	49,705
Issuances under employee stock purchase plan	728	8	14,700	—	—	14,708
Acquisition	226	2	4,720	—	—	4,722
Net income	—	—	—	166,266	—	166,266

Balance, December 31, 2005	278,692	2,786	291,756	417,482	2,121	714,145
Foreign currency translation adjustments	—	—	—	—	9,657	9,657
Exercise of stock options	5,602	57	30,915	—	—	30,972
Tax benefit related to stock plans	—	—	35,568	—	—	35,568
Issuances under employee stock purchase plan	732	7	20,421	—	—	20,428
Stock-based compensation expense	—	—	29,934	—	—	29,934
Net income	—	—	—	232,795	—	232,795

Balance, December 31, 2006	285,026	2,850	408,594	650,277	11,778	1,073,499
Adoption of FIN 48 (See Note 8)	—	—	—	(850)	—	(850)
Foreign currency translation adjustments	—	—	—	—	3,425	3,425
Exercise of stock options	5,504	55	38,066	—	—	38,121
Tax benefit related to stock plans	—	—	44,344	—	—	44,344
Issuances under employee stock purchase plan	870	9	28,973	—	—	28,982
Repurchases of common stock	(3,388)	(34)	(105,326)	—	—	(105,360)
Stock-based compensation expense	—	—	35,916	—	—	35,916
Net income	—	—	—	350,133	—	350,133

Balance, December 31, 2007	288,012	$2,880	$450,567	$999,560	$15,203	$1,468,210

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$350,133	$232,795	$166,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,918	34,163	21,400
Provision for doubtful accounts	3,560	1,507	1,626
Deferred income taxes	25,061	33,286	2,365
Stock-based compensation expense	35,916	29,934	—
Excess tax benefit on stock option exercises	(42,265)	(33,249)	—
Changes in assets and liabilities:
Trade accounts receivable	(119,882)	(102,334)	(55,827)
Other current assets	(34,232)	(26,849)	(15,339)
Other assets	(15,780)	(8,419)	(1,294)
Accounts payable	10,554	10,817	2,208
Other current and noncurrent liabilities	77,337	81,225	38,355

Net cash provided by operating activities	344,320	252,876	159,760

Cash flows used in investing activities:
Purchases of property and equipment	(182,467)	(104,734)	(71,770)
Purchases of short-term investments	(968,669)	(488,161)	(625,792)
Proceeds from maturity or sale of short-term investments	1,020,617	335,330	512,827
Acquisitions, net of cash acquired	(146,820)	(14,773)	(19,811)

Net cash used in investing activities	(277,339)	(272,338)	(204,546)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	67,103	51,400	47,451
Excess tax benefit on stock option exercises	42,265	33,249	—
Repurchases of common stock	(105,360)	—	—
Repayment of acquired credit line and notes payable	—	(1,754)	—

Net cash provided by financing activities	4,008	82,895	47,451

Effect of currency translation on cash and cash equivalents	2,919	5,566	(5,023)

Increase (decrease) in cash and cash equivalents	73,908	68,999	(2,358)
Cash and cash equivalents, at beginning of year	265,937	196,938	199,296

Cash and cash equivalents, at end of year	$339,845	$265,937	$196,938

Supplemental information:
Cash paid for income taxes during the year	$43,256	$14,103	$17,354

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands)

1. Summary of Significant Accounting Policies

Description of Business. Cognizant Technology Solutions Corporation (“Cognizant” or the “Company”) is a leading provider of custom Information Technology (“IT”) consulting and technology services as well as outsourcing services for Global 2000 Business companies located in North America, Europe and Asia. Cognizant’s core competencies include Technology Strategy Consulting, Complex Systems Development, Enterprise Software Package Implementation and Maintenance, Data Warehousing and Business Intelligence, Application Testing, Application Maintenance, Infrastructure Management and Vertically-Oriented Business Process Outsourcing. The Company tailors its services to specific industries, and utilizes an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and offshore at dedicated development centers located primarily in India.

Principles of Consolidation. The consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and its consolidated subsidiaries for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents included time deposits of $677 at December 31, 2007 and $5,914 at December 31, 2006.

Short-Term Investments. The Company’s short-term investments consist of time deposits which mature in less than one year, valued at cost, which approximates fair value and available-for-sale securities valued at fair value. Interest and amortization of premiums and discounts for debt securities are included in interest income. Available-for-sale securities consist primarily of auction-rate securities with auction rate reset periods of less than three months. The Company’s investment in auction-rate securities consists of municipal debt securities. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. An impairment charge would be recorded to the extent that the carrying value of the available-for-sale securities exceeds the fair market value of the securities and the decline in value is determined to be other-than-temporary.

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

Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized, including the salaries and benefits of employees that are directly involved in the installation of such software. The capitalized costs are amortized on a straight-line basis over the lesser of three years or the software’s useful life. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.

Goodwill and Other Intangibles. The Company does not amortize goodwill, but instead tests goodwill at the reporting unit level for impairment at least annually or as circumstances warrant. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Other intangibles represent primarily customer relationships and developed technology which are being amortized on a straight-line basis over their estimated useful lives.

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

Revenue Recognition. The Company’s services are entered into on either a time-and-materials or fixed-price basis. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the service is performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total cost to date bears to the total expected labor costs (cost to cost method). Revenues related to fixed-priced contracts that provide solely for application maintenance services are recognized on a straight-line basis or as services are rendered or transactions processed in accordance with contractual terms. Expenses are recorded as incurred over the contract period. Contingent or incentive revenues relating to application maintenance contracts are recognized when the contingency is satisfied and the Company concludes the amounts are earned. Volume discounts, if any, are recorded as a reduction of revenue over the contract period as services are provided.

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

Accounting for Stock-Based Employee Compensation Plans. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards, estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line or graded vesting basis over the requisite service period of the award, which is generally four years for stock options and three years for performance stock units. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are recognized in net income in the periods after the date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition (“short-cut”) method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. See Note 10 for additional information relating to the Company’s employee stock-based compensation plans.

Foreign Currency Translation. The assets and liabilities of the Company’s subsidiaries other than the Company’s Indian subsidiaries (“Cognizant India”), are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders’ equity. For Cognizant India, the functional currency is the U.S. dollar, since its sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between Cognizant India and its U.S. and European affiliates. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. The resulting foreign currency gain (loss) is included in the caption “other income (expense), net” on the Company’s consolidated statements of operations and comprehensive income. Foreign currency transaction gains/(losses), which are included in the results of operations, totaled $3,216, $1,202 and $(1,339) for the years ended December 31, 2007, 2006 and 2005, respectively. Gains and losses from balance sheet translation are included in accumulated other comprehensive income on the consolidated statements of financial position and represents the only item included in such caption.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, management reevaluates these estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes and related deferred tax assets and liabilities, valuation of short-term investments, goodwill and other long-lived assets, assumptions used in determining the fair value of stock-based compensation awards, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

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

Reclassifications. Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

Accounting Changes and New Accounting Standards

On January 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $850 was recorded as a reduction of beginning retained earnings. See Note 8 for additional information regarding unrecognized tax benefits.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development (“IPRD”) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact that SFAS No. 160 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for the Company’s financial statements beginning January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company is currently evaluating the potential impact that SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP SFAS No. 157-2. The Company is currently evaluating the potential impact that SFAS No. 157 will have on its consolidated financial statements.

2. Acquisitions

In November 2007, the Company acquired marketRx, Inc. (“marketRx”), a U.S.-based leading provider of data analytics and process outsourcing to global life sciences companies in the pharmaceutical, biotechnology and medical devices segments for initial net cash consideration of approximately $135,853 (net of cash acquired of $305 and including direct transaction costs). In addition, the purchase price also included the estimated fair value of unvested stock options assumed by Cognizant. The Company completed this acquisition to strengthen its life sciences industry expertise as well as its data analytics capabilities in order to leverage such capabilities across multiple industries. The Company has made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired, pending the completion of an appraisal, which will provide additional information concerning asset and liability valuations. Accordingly, the allocations are subject to revision when the Company receives final information, including the appraisal and other analyses. As part of the preliminary allocation of the purchase price, the Company recorded approximately $104,920 of non-tax deductible goodwill and $32,590 of intangible assets, principally customer relationships and developed technology. Amortization of $551 related to amortizable intangible assets has been included in depreciation and amortization in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2007. The intangible assets are being amortized over a weighted average life of 8.7 years.

In September 2006, the Company acquired AimNet Solutions, Inc. (“AimNet”), a U.S.-based managed infrastructure and professional services firm for initial net cash consideration of approximately $14,773 (net of cash acquired of $971, and including assumed debt of $1,754 and direct transaction costs). The Company completed this acquisition to strengthen its IT infrastructure management capabilities. The Company has made an allocation of the purchase price to the tangible and intangible assets and liabilities acquired based on their fair values, including approximately $12,708 to tax deductible goodwill and $2,750 to intangible assets, principally customer relationships and developed technology. The intangible assets are being amortized over a weighted average life of 5.5 years.

In April 2005, the Company acquired substantially all the assets of Fathom Solutions, LLC (“Fathom”), a U.S.-based company specializing in IT consulting in the telecommunications and financial services industries, for initial consideration of approximately $23,300 (including direct transaction costs) in cash and stock. The Company made cash payments of approximately $18,600 and issued 226,450 shares of Class A common stock valued at $4,722 related to the acquisition. Additional purchase price of $11,955 that was contingent on Fathom achieving certain financial and operating targets over the two years ended April 30, 2007 was paid in July 2007 and allocated to goodwill. The Company completed this acquisition primarily to strengthen its service capabilities in the telecommunications industry. The Company has allocated the purchase price to the tangible and intangible assets and liabilities acquired based on their fair values, including $21,033 to tax deductible goodwill and $6,750 to intangible assets, principally customer relationships. The intangible assets are being amortized over a weighted average life of 9.8 years.

The operating results of marketRx, AimNet and Fathom have been included in the consolidated financial statements of the Company, effective November 16, 2007, September 5, 2006 and April 16, 2005, respectively. The acquisitions in 2007, 2006 and 2005 were not material to the Company’s operations, financial position or cash flows.

3. Short-term Investments

The following is a summary of short-term investments:

	December 31,
	2007	2006
Available-for-sale-securities:
Auction-rate securities	$282,800	$330,275
Asset-backed securities	4	2,983
Agency discount notes	159	1,109
Commercial paper	977	8,044
Corporate bonds	498	1,001

Total available-for-sale-securities	284,438	343,412
Time deposits	46,142	38,810

Total short-term investments	$330,580	$382,222

The carrying value of short-term investments as of December 31, 2007 and 2006 approximated fair value. Realized gains or losses, if any, on these investments were insignificant for the years ended December 31, 2007, 2006 and 2005. Contractual maturities of available-for-sale-securities at December 31, 2007 are as follows: $1,136 in 2008, $3,998 in 2009, $0 in 2010, $0 in 2011, $12,000 in 2012 and $267,304 maturing after 2013. The Company’s investments in auction-rate securities generally have contractual maturities in excess of one year; however, they provide liquidity to the Company every ninety days or less when interest rates are reset through a “Dutch” auction process. As of December 31, 2007, investments in auction-rate securities consisted of municipal debt securities and the Company had not participated in any failed auctions.

As of February 26, 2008, the Company held $176,300 of auction-rate securities whose underlying assets are generally student loans which are substantially backed by the Federal government. During the period February 14, 2008 to February 26, 2008 auctions failed for $71,000 of the auction-rate securities held by the Company. Since there has not been a deterioration of the underlying credit quality of the auction-rate securities, and the Company has the ability to hold the securities until final maturity, if necessary, no impairment charge has been recorded.

4. Property and Equipment, net

Property and equipment consist of the following:

		December 31
	Estimated Useful Life (Years)	2007	2006
Buildings	30	$97,356	$56,907
Computer equipment and purchased software	3	131,355	96,986
Furniture and equipment	5 – 9	67,950	50,042
Land		12,866	9,004
Leasehold land		16,930	1,880
Capital work-in-progress		121,901	36,382
Leasehold improvements	Over shorter of lease term or life of asset	50,670	64,492

Sub-total		499,028	315,693
Accumulated depreciation and amortization		(142,981)	(95,539)

Property and Equipment – net		$356,047	$220,154

Depreciation and amortization expense related to property and equipment was $50,337, $31,503 and $19,311, for the years ended December 31, 2007, 2006 and 2005, respectively.

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

5. Goodwill and Intangible Assets, net

Changes in goodwill for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Balance, beginning of year	$27,190	$18,223
Acquisitions and adjustments	121,045	8,534
Cumulative translation adjustments	554	433

Balance, end of year	$148,789	$27,190

In 2007, the increase in goodwill primarily relates to the acquisition of marketRx and a contingent payment earned upon the achievement of certain performance targets related to the Fathom acquisition. In 2006, the increase in goodwill relates to the acquisition of AimNet. No impairment losses were recognized during the three years ended December 31, 2007.

Components of intangible assets are as follows as of December 31:

	2007	2006	Weighted Average Life
Customer relationships	$47,990	$24,971	9.9 years
Developed technology	5,888	2,803	4.0 years
Other	3,035	1,044	4.6 years

	56,913	28,818
Accumulated amortization	(11,348)	(8,355)

Intangible assets, net	$45,565	$20,463

All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangibles totaled $3,581 for 2007, $2,660 for 2006 and $2,089 for 2005. Estimated amortization expenses of the Company’s existing intangible assets for the next five years are as follows:

Year	Amount
2008	$7,031
2009	$7,015
2010	$6,831
2011	$5,884
2012	$4,395

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31
	2007	2006
Accrued compensation and benefits	$154,265	$122,419
Accrued taxes	3,145	1,725
Accrued professional fees	13,898	12,221
Accrued vacation	40,493	23,874
Accrued travel and entertainment	11,450	12,177
Other	52,237	29,847

Total	$275,488	$202,263

7. Employee Benefits

The Company has a 401(k) Savings Plan which allows eligible U.S. employees of the Company to contribute a percentage of their compensation into the plan and the Company matches up to 50.0% of the eligible employee’s contribution. The amount charged to expense for the matching contribution was $4,074, $3,655 and $1,577 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recorded an expense of $5,700 in the year ended December 31, 2006 relating to an operational failure in the administration of the 401(k) Savings Plan. Of such amount, approximately $1,400 related to 2006 and is included in the 2006 matching contribution and approximately $4,300 related to periods prior to 2006. Certain of the Company’s employees participate in defined contribution plans in Europe, primarily the United Kingdom, sponsored by the Company. The costs to the Company related to these plans were not material to the Company’s results of operations or financial position for the years presented.

Cognizant India maintains employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by Cognizant India. Contribution expense recognized was $12,963, $6,265 and $3,758 for the years ended December 31, 2007, 2006 and 2005, respectively.

Cognizant India also maintains a statutory gratuity plan that is a statutory post-employment benefit plan providing defined lump sum benefits. Cognizant India makes annual contributions to an employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. The Company accounts for the gratuity plan in accordance with the provisions of EITF 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan”. Accordingly, the Company’s liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2007 and 2006, the amount accrued under the gratuity plan was $11,859 and $8,552, respectively. Expense recognized by the Company was $7,013, $4,548 and $3,477 for the years ended December 31, 2007, 2006 and 2005, respectively.

8. Income Taxes

Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2007	2006	2005
United States	$131,430	$92,157	$59,386
Foreign	282,926	185,654	125,886

Total	$414,356	$277,811	$185,272

The provision of income taxes consists for the following components for the years ended December 31:

	2007	2006	2005
Current:
Federal and state	$58,830	$48,256	$26,218
Foreign	30,683	14,121	15,437

Total current	89,513	62,377	41,655

Deferred:
Federal and state	(11,193)	(14,387)	(15,059)
Foreign	(14,097)	(2,974)	(7,590)

Total deferred	(25,290)	(17,361)	(22,649)

Total provision	$64,223	$45,016	$19,006

A reconciliation between the Company’s effective income tax rate and the U.S. Federal statutory rate is as follows:

	2007	%	2006	%	2005	%
Tax expense, at U.S. Federal statutory rate	$145,025	35.0	$97,234	35.0	$64,845	35.0
State and local income taxes, net of Federal benefit	7,559	1.8	5,048	1.8	3,262	1.8
Rate differential on foreign earnings	(83,397)	(20.1)	(55,465)	(20.0)	(36,964)	(19.9)
Repatriation of previously undistributed Indian earnings	—	—	—	—	(12,411)	(6.7)
Other	(4,964)	(1.2)	(1,801)	(0.6)	274	0.1

Total income taxes	$64,223	15.5	$45,016	16.2	$19,006	10.3

The Company’s deferred income tax assets and liabilities are comprised of the following at December 31:

	2007	2006
Deferred income tax assets:
Net operating losses	$37,730	$43,905
Revenue recognition	9,063	184
Compensation and benefits	24,717	23,637
Stock-based compensation	10,905	5,283
Depreciation and amortization	—	1,821
Minimum alternative tax and other credits	16,074	—
Other	1,566	2,240

	100,055	77,070
Less valuation allowance	5,887	3,989

Deferred tax assets, net	94,168	73,081

Deferred income tax liabilities:
Undistributed Indian income	6,161	6,080
Depreciation and amortization	2,646	—
Intangible assets	13,087	—
Other	—	4,720

Deferred income tax liabilities	21,894	10,800

Net deferred income tax asset	$72,274	$62,281

At December 31, 2007, Cognizant has estimated net operating loss carryforwards for U.S. tax purposes of approximately $79,000, including approximately $7,900 of acquired net operating loss carryforwards. For Federal purposes, these losses have expiration dates ranging from December 31, 2023 through December 31, 2026. For State purposes, the date of expiration varies but will generally be less than or equal to the Federal expiration period. The Company has foreign net operating loss carryforwards of approximately $18,400, of which approximately $6,300 relates to pre-acquisition net operating losses. The Company has recorded a full valuation allowance on most of the foreign net operating loss carryforwards. If tax benefits are recognized through reduction of the valuation allowance, approximately $1,600 of such benefits will reduce goodwill. During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). The MAT calculation includes all Indian profits and the resulting income tax may be credited against Indian income taxes due in future years. The Company has recorded a deferred income tax asset for taxes due under the MAT.

Cognizant India as an export-oriented company, which, under the Indian Income Tax Act of 1961 is entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 2009. The incremental Indian taxes related to the taxable STPs have been incorporated into the Company’s effective income tax rate for 2007. For the years ended December 31, 2007, 2006 and 2005, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $81,691, $51,345 and $34,664, respectively, and increase diluted EPS by $0.27, $0.17 and $0.12, respectively.

Prior to January 1, 2002, it was the Company’s intent to repatriate all accumulated earnings from India to the United States. Accordingly, Cognizant provided deferred income taxes on such pre–2002 undistributed earnings. During the first quarter of 2002, Cognizant made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, Cognizant intends to use 2002 and future Indian earnings to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, pursuant to APB No. 23, Cognizant no longer accrues incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. As of December 31, 2007, the amount of unrepatriated Indian earnings and total foreign earnings, including unrepatriated Indian earnings, upon which no incremental U.S. taxes have been recorded is approximately $709,200 and $765,133, respectively. If such earnings are repatriated in the future, or no longer deemed to be indefinitely reinvested, Cognizant will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted into law. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Under the provisions of the Act, in December 2005, the Company repatriated $60,000 of undistributed Indian earnings that were not considered permanently reinvested under APB No. 23 and recorded a net income tax benefit of $12,411, consisting of a reversal of deferred income tax liabilities of $22,939 partially offset by current U.S. and Indian income taxes of $10,528. The U.S. income tax benefit was attributed to the fact that U.S. taxes due under the Act were substantially less than the amount the Company previously accrued, based on the U.S. federal statutory rate of 35%, on such undistributed Indian earnings. The repatriation reduced the Company’s effective tax rate for the year ended December 31, 2005 from 17.0% to 10.3% and increased basic and diluted EPS by $0.05 and $0.04, respectively. As of December 31, 2007, the Company has an accrual of approximately $6,200 on remaining pre-2002 undistributed Indian earnings that the Company intends to repatriate in the future.

The Company will continue to assert permanent reinvestment of all Indian earnings after December 31, 2001. Deferred U.S. income taxes on unremitted earnings from other foreign entities have not been provided for as such earnings are deemed to be permanently reinvested.

Due to the geographical scope of our operations, the Company is subject to tax examinations in various jurisdictions. Accordingly, the Company may record incremental tax expense, in accordance with FIN 48, based upon the more-likely-than-not outcomes of any uncertain tax positions. In addition, when applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company’s ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$7,686
Additions based on tax positions related to the current year	2,435
Additions for tax positions of prior years	279
Additions for tax positions of acquired subsidiaries	1,192
Reductions for tax positions due to lapse of statutes of limitations	(2,922)
Settlements	(738)

Balance at December 31, 2007	$7,932

Approximately $6,740 and $7,500 of the total amount of unrecognized tax benefits at December 31, 2007 and January 1, 2007, respectively, would affect the effective tax rate, if recognized. The remaining $1,192 as of December 31, 2007 would be adjusted against goodwill. It is reasonably possible that within the next 12 months certain U.S. state and foreign examinations will be resolved or reach the statute of limitations, which could result in a decrease in unrecognized tax benefits of $867. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its provision for income taxes. The total amount of accrued interest and penalties at December 31, 2007 and January 1, 2007 was $646 and $614, respectively, and relates to foreign tax matters. The Company has not accrued interest on U.S. unrecognized tax benefits as the Company currently has net operating loss carryforwards that would mitigate any current interest cost. The amount of interest and penalties expensed for 2007 were immaterial.

During 2007, the Company reduced its liability for unrecognized tax benefits by $2,922 upon the expiration of the statute of limitations for certain U.S. Federal income tax positions. In addition, the Company recognized $738 upon the effective settlement of certain foreign income tax positions

The Company files a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2004 and onward. Years still under examination by foreign tax authorities are years 2001 and forward.

9. Capital Stock

Stock Split—In September 2007, the Company’s Board of Directors declared a two-for-one stock split to be effected by a 100% stock dividend paid on October 16, 2007 to stockholders of record as of October 1, 2007. The stock split has been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information have been retroactively adjusted to reflect the stock split as if it occurred at the beginning of the earliest period presented. Stockholders’ equity accounts have been retroactively adjusted to reflect a reclassification of an amount equal to the par value of the increase in issued shares of Class A common stock from the additional paid-in-capital account to the Class A common stock account.

Stock Repurchase Program—The Company’s stock repurchase program authorizes both open market and private repurchase transactions of up to $200 million, excluding fees and expenses, of Class A common stock through September 17, 2008. The program authorizes management to repurchase shares opportunistically from time to time, depending on market conditions. During 2007, the Company completed stock repurchases of approximately 3,388,000 shares for $105,360, inclusive of fees and expenses. As of December 31, 2007, the Company had remaining authorization of $94,742 for future stock repurchases. At time of repurchase, shares are returned to the status of authorized and unissued shares. The Company has accounted for the repurchases during 2007 as constructively retired and recorded such repurchases as a reduction of Class A common stock and additional paid-in capital.

Capital Stock—On June 13, 2006, the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation to increase the maximum number of authorized shares of the Company’s capital stock, all classes, from 340,000,000 shares, consisting of (i) 325,000,000 shares of Class A common stock, and (ii) 15,000,000 shares of preferred stock, to 515,000,000 shares, consisting of (x) 500,000,000 shares of Class A common stock, and (y) 15,000,000 shares of preferred stock.

10. Employee Stock-Based Compensation Plans

On June 7, 2007, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 1999 Incentive Compensation Plan (the “Incentive Plan”) to increase the maximum number of shares of Class A common stock reserved for issuance under the Incentive Plan by an additional 7,000,000 shares from 76,523,160 to 83,523,160 shares of Class A common stock. The Key Employees’ Stock Option Plan , as amended, (“Key Employees Plan”) provides for the grant of up to 15,246,840 stock options to eligible employees and The Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) provides for the grant of up to 1,716,000 stock options to eligible directors. Effective June 13, 2006, there were no shares available for future grant under the Key Employees Plan. The Company has issued both stock options and performance stock units under the Incentive Plan and stock options under both the Key Employees Plan and Non-Employee Directors’ Plan. As of December 31, 2007, the Company has 5,704,112 and 8,000 shares available for grant under the Incentive Plan and Non-Employee Directors’ Plan, respectively.

Stock options granted to employees under the Company’s plans have a life of ten years, vest proportionally over four years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the date of grant. Grants to non-employee directors under the Incentive Plan and Non-Employee Directors’ Plan vest proportionally over two years. Stock-based compensation expense relating to stock options is recognized on a straight-line basis over the requisite service period.

During 2007, the Company began to issue performance stock units under the Incentive Plan. The performance stock unit grants have a term of ten years and vesting is contingent on both meeting revenue performance targets and continued service. During 2007, the Company granted performance stock units that cliff vest after three years, principally to executive officers, and performance stock units that vest proportionally over three years to employees other than the executive officers. Stock-based compensation costs for performance stock units that cliff vest are recognized on a straight-line basis and awards that vest proportionally are recognized on a graded-vesting basis over the vesting period based on the most probable outcome of the performance conditions. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of up to 6,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis. No employee can purchase more than $25 worth of stock annually, and no stock can be purchased by any person which would result in the purchaser owning more than five percent or more of the total combined voting power or value of all classes of stock of the Company. As of December 31, 2007, the Company has 3,189,786 shares available for future grants and issuances under the Purchase Plan.

In 2007 and 2006, stock-based compensation costs were $35,916 and $29,934, respectively, and after the related tax benefit, reduced net income by $29,100 and $26,019 in 2007 and 2006, respectively. The allocation of stock-based compensation expense between cost of revenues and selling, general and administrative expenses was as follows for the years ended December 31:

	2007	2006
Cost of revenues	$17,206	$13,400
Selling, general and administrative expenses	18,710	16,534

Total stock-based compensation expense	$35,916	$29,934

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005:

2005
Net income, as reported	$166,266
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	—
Deduct: Total stock-based employee compensation determined using the fair value-based method for all awards, net of related tax effects	17,990

Pro forma net income	$148,276

2005
Earning per share:
Basic-as reported	$0.61
Basic-pro forma	$0.54
Diluted-as reported	$0.57
Diluted-pro forma	$0.50

Effective April 1, 2007, the Indian government enacted a fringe benefit tax (“FBT”) on the intrinsic value of stock options as of the vesting date that is payable by the Company at time of option exercise. The Company has elected to recover this cost from the employee and withholds the FBT from the employee’s stock option proceeds at the time of exercise before remitting the tax to the Indian government. Since the Company is the primary obligor of this tax obligation, the Company records the FBT as an operating expense and the recovery from the employee is recorded in additional paid-in capital as proceeds from stock issuance. For the year ended December 31, 2007, the Company recorded stock-based FBT expense of $5,922.

In determining the fair value of stock options issued to employees subject to the FBT, the Company must estimate the future stock issuance proceeds, including FBT, at time of grant. The Monte Carlo simulation model is used to estimate the future price of the Company’s stock on the respective vesting dates of stock option grants. Accordingly, effective April 1, 2007, the Company began to segregate its employees into two groups for determining the fair value of stock options at date of grant: employees subject to the FBT and employees not subject to the FBT. In 2007, the fair value of each stock option granted to employees subject to the FBT was estimated at the date of grant using the Monte Carlo simulation model and the fair value of each stock option granted to employees not subject to the FBT was estimated at date of grant using the Black-Scholes option-pricing model. For 2006, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option-pricing model. For the years ended December 31, 2007 and 2006, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. For the year ended December 31, 2005, expected volatility was based on historical volatility of the Company’s Class A common stock and the expected term was based on historical employee exercise behavior. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The Company does not pay dividends. Forfeiture assumptions used in amortizing stock-based compensation expense are based on an analysis of historical data.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant with the following assumptions:

	For the Year Ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Weighted average volatility factor:
Stock options	33.37%	36.05%	44.20%
Purchase Plan	32.76%	34.70%	43.77%
Weighted average expected life (in years):
Stock options	5.26	5.23	4.00
Purchase Plan	0.25	0.25	0.25
Weighted average risk-free interest rate:
Stock options	4.43%	4.79%	3.77%
Purchase Plan	4.84%	4.71%	2.81%
Weighted average fair value:
Stock options	$13.32	$12.93	$8.26
Purchase Plan	$6.69	$5.39	$4.26

During the year ended December 31, 2007, the Company issued 870,290 shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $5,823.

A summary of the activity for stock options granted under the Company’s stock-based compensation plans as of December 31, 2007 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	28,894,716	$10.28
Granted and assumed through acquisition	4,000,829	$37.28
Exercised	(5,504,369)	$5.85
Cancelled	(607,802)	$23.86
Expired	(17,150)	$11.44

Outstanding at December 31, 2007	26,766,224	$14.91	5.93	$532,943

Vested and expected to vest at December 31, 2007	25,326,796	$13.87	5.77	$527,352

Exercisable at December 31, 2007	18,096,625	$7.27	4.67	$483,803

As of December 31, 2007, $70,612 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 2.45 years. The total intrinsic value of options exercised was $195,363, $156,580 and $186,118 for the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of the activity for performance stock units granted under the Incentive Plan as of December 31, 2007 and changes during the year then ended is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (in dollars)
Outstanding at January 1, 2007	—	$—
Granted	1,058,257	$29.36
Vested	—	$—
Forfeited	—	$—

Outstanding at December 31, 2007	1,058,257	$29.36

Exercisable at December 31, 2007	—	$—

The fair value of performance stock units is determined based on the number of performance stock units granted and the quoted price of the Company’s stock at date of grant. For employees subject to the FBT, the grant date fair value is reduced by the amount of the FBT expected to be recovered by the Company from the employee. Under the Monte Carlo simulation model, the value of the FBT is equal to the FBT tax rate multiplied by the quoted price of the Company’s stock at date of grant. As of December 31, 2007, $16,077 of total remaining unrecognized stock-based compensation cost related to performance stock units is expected to be recognized over the weighted-average remaining requisite service period of three years.

11. Commitments

The Company leases office space and equipment under operating leases, which expire at various dates through the year 2015. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2007 are as follows:

2008	$51,040
2009	52,824
2010	52,133
2011	47,832
2012	39,005
Thereafter	32,472

Total minimum lease payments	$275,306

Rental expense totaled $54,475, $24,743 and $17,499 for years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s current India real estate development program includes planned construction of approximately 4,300,000 square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330,000 through the end of 2009 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. As of December 31, 2007, the Company had outstanding fixed capital commitments of $126,658 related to our India development center expansion program.

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

13. Segment Information

The Company’s reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes media and information services, communications, and high technology operating segments. The Company’s sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

The Company’s chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the Company’s development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the total income from operations of the Company. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows for the years ended December 31:

	2007	2006	2005
Revenues:
Financial Services	$1,001,420	$679,901	$440,958
Healthcare	504,504	330,860	176,102
Manufacturing/Retail/Logistics	320,116	209,703	152,536
Other	309,537	203,803	116,234

Total revenue	$2,135,577	$1,424,267	$885,830

Segment Operating Profit:

	2007	2006	2005
Financial Services	$355,696	$254,115	$153,542
Healthcare	199,791	135,374	71,226
Manufacturing/Retail/Logistics	108,480	73,443	46,210
Other	111,319	63,657	39,100

Total segment operating profit	775,286	526,589	310,078
Less—unallocated costs(1)	393,764	267,646	132,366
Less—other costs(2)	—	—	96

Income from operations	$381,522	$258,943	$177,616

(1)	Includes $35,916 of stock-based compensation expense and $5,922 of stock-based Indian fringe benefit tax expense for the year ended December 31, 2007 and $29,934 of stock-based compensation expense for the year ended December 31 2006. Results for 2005 do not include such expenses.
(2)	Represents costs related to the wind-down of the Company’s development facility in Limerick, Ireland. The costs associated with the closure of this facility have been disclosed separately since these costs were not allocated to a reportable segment in management’s internal reporting. All costs have been paid as of December 31, 2005.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	North America(2)	Europe(3)	Asia(5)	Total
2007
Revenues(1)	$1,768,763	$342,866	$23,948	$2,135,577

Long-lived assets(4)	$12,860	$1,873	$341,314	$356,047

2006
Revenues(1)	$1,227,641	$183,868	$12,758	$1,424,267

Long-lived assets(4)	$9,224	$1,392	$209,538	$220,154

2005
Revenues(1)	$772,775	$103,707	$9,348	$885,830

Long-lived assets(4)	$8,151	$281	$138,550	$146,982

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in United Kingdom of $221,029, $134,926 and $80,834 in 2007, 2006 and 2005, respectively.
(4)	Long-lived assets include property and equipment net of accumulated depreciation and amortization.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

14. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the two years ended December 31, 2007 are as follows:

	Three Months Ended				Full Year
2007	March 31	June 30	September 30	December 31
Revenue	$460,270	$516,514	$558,837	$599,956	$2,135,577
Income from Operations	$83,602	$90,671	$101,130	$106,119	$381,522
Net Income	$75,446	$82,277	$96,154	$96,256	$350,133
Basic EPS(1)	$0.26	$0.29	$0.33	$0.33	$1.22	(2)
Diluted EPS(1)	$0.25	$0.27	$0.32	$0.32	$1.15	(2)

2006	March 31	June 30	September 30	December 31	Full Year
Revenue	$285,479	$336,836	$377,522	$424,430	$1,424,267
Income from Operations	$53,156	$60,671	$68,764	$76,352	$258,943
Net Income	$47,164	$55,071	$61,027	$69,533	$232,795
Basic EPS(1)	$0.17	$0.20	$0.22	$0.24	$0.83
Diluted EPS(1)	$0.16	$0.18	$0.20	$0.23	$0.77

(1)	Reflects a two-for-one stock split effected by a 100% stock dividend paid on October 16, 2007.
(2)	The sum of the quarterly basic and diluted EPS for each of the four quarters may not equal the EPS for the year due to rounding.

Cognizant Technology Solutions Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/ Other	Balance at End of Period
Accounts receivable allowance for doubtful accounts:
2007	$3,719	$3,560	$216	$1,156	$6,339
2006	$2,325	$1,507	$61	$174	$3,719
2005	$1,560	$1,626	$124	$985	$2,325
Warranty accrual:
2007	$2,772	$4,824	$—	$3,362	$4,234
2006	$1,747	$3,142	$—	$2,117	$2,772
2005	$1,216	$2,020	$—	$1,489	$1,747