Form 10-Q
period 2008-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2008-05-12
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 5, 2008:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	288,883,204

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues	$643,106	$460,270
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	366,265	254,909
Selling, general and administrative expenses	148,853	109,499
Depreciation and amortization expense	16,293	12,260

Income from operations	111,695	83,602

Other income (expense), net:
Interest income	6,220	6,671
Other income (expense), net	3,954	(17)

Total other income (expense), net	10,174	6,654

Income before provision for income taxes	121,869	90,256
Provision for income taxes	19,996	14,810

Net income	$101,873	$75,446

Basic earnings per share	$0.35	$0.26

Diluted earnings per share	$0.34	$0.25

Weighted average number of common shares outstanding – Basic	288,171	285,804

Dilutive effect of shares issuable under stock-based compensation plans	10,881	17,712

Weighted average number of common shares outstanding – Diluted	299,052	303,516

Comprehensive income:
Net income	$101,873	$75,446
Foreign currency translation adjustments	4,355	608
Unrealized loss on available-for-sale securities, net	(3,501)	—

Total comprehensive income	$102,727	$76,054

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$449,739	$339,845
Short-term investments	25,208	330,580
Trade accounts receivable, net of allowances of $7,698 and $6,339 respectively	452,657	382,960
Unbilled accounts receivable	66,739	53,496
Deferred income tax assets, net	67,443	75,470
Other current assets	54,635	59,828

Total current assets	1,116,421	1,242,179
Property and equipment, net of accumulated depreciation of $151,743 and $142,981, respectively	393,251	356,047
Long-term investments	170,421	—
Goodwill	151,380	148,789
Intangible assets, net	44,580	45,565
Deferred income tax assets	30,500	11,949
Other assets	35,104	33,777

Total assets	$1,941,657	$1,838,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,450	$36,176
Deferred revenue	26,372	29,020
Accrued expenses and other current liabilities	238,838	275,488

Total current liabilities	312,660	340,684
Deferred income tax liabilities, net	12,502	15,145
Other noncurrent liabilities	15,469	14,267

Total liabilities	340,631	370,096

Commitments and Contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 288,821 and 288,012 shares issued and outstanding, at March 31, 2008 and December 31, 2007, respectively	2,888	2,880
Additional paid-in-capital	480,648	450,567
Retained earnings	1,101,433	999,560
Accumulated other comprehensive income	16,057	15,203

Total stockholders’ equity	1,601,026	1,468,210

Total liabilities and stockholders’ equity	$1,941,657	$1,838,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$101,873	$75,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,293	12,260
Provision for doubtful accounts	1,640	497
Deferred income taxes	(6,669)	4,264
Stock-based compensation expense	12,984	7,438
Excess tax benefit on stock option exercises	(4,042)	(20,494)
Changes in assets and liabilities:
Trade accounts receivable	(66,774)	(42,923)
Other current assets	6,859	(27,320)
Other assets	(3,116)	(1,430)
Accounts payable	11,132	19,417
Other current and noncurrent liabilities	(47,919)	(14,672)

Net cash provided by operating activities	22,261	12,483

Cash flows from investing activities:
Purchases of property and equipment	(53,423)	(28,675)
Purchases of investments	(97,860)	(121,585)
Proceeds from maturity or sale of investments	226,688	103,915
Acquisitions, net of cash acquired	(9,249)	—

Net cash provided by (used in) investing activities	66,156	(46,345)

Cash flows from financing activities:
Proceeds from issued shares	12,834	20,106
Excess tax benefit on stock option exercises	4,042	20,494

Cash flows provided by financing activities	16,876	40,600

Effect of currency translation on cash and cash equivalents	4,601	363

Increase in cash and cash equivalents	109,894	7,101
Cash and cash equivalents, beginning of year	339,845	265,937

Cash and cash equivalents, end of period	$449,739	$273,038

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Cognizant Technology Solutions Corporation (“Cognizant” or the “Company”) in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

Note 2 — Acquisitions

In March 2008, the Company entered into a business alliance with T-Systems, a global IT services provider, to jointly go to market targeting select corporations with global delivery requirements for system integration services. As part of this alliance, the Company acquired T-Systems’ Indian subsidiary for approximately $11,900, net of cash acquired. A portion of the purchase price was paid in April 2008.

In November 2007, the Company acquired marketRx, Inc. (“marketRx”), a U.S.-based leading provider of data analytics and process outsourcing to global life sciences companies in the pharmaceutical, biotechnology and medical devices segments for initial net cash consideration of approximately $135,853 (net of cash acquired of $305 and including direct transaction costs). In addition, the purchase price also included the estimated fair value of unvested stock options assumed by Cognizant. The Company completed this acquisition to strengthen its life sciences industry expertise as well as its data analytics capabilities in order to leverage such capabilities across multiple industries. The Company has made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired. Accordingly, the allocations are subject to revision upon completion of the Company’s appraisal of the assets acquired and liabilities assumed.

Note 3 — Cash Equivalents and Short and Long-Term Investments

The following is a summary of short-term and long-term investments:

	March 31, 2008	December 31, 2007
Available-for-sale securities:
Auction rate securities	$—	$282,800
Other	1,802	1,638

Total available-for-sale securities	1,802	284,438
Time deposits	23,406	46,142

Total short-term investments	$25,208	$330,580

Long-term investments – available-for-sale auction rate securities	$170,421	$—

The carrying value of the time deposits approximated fair value as of March 31, 2008 and December 31, 2007. Realized gains or losses, if any, on these investments were insignificant for the periods presented.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No.157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non–financial assets and non–financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under

SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations and financial condition.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$173,638	$—	$—	$173,638
Agency discount notes	—	21,011	—	21,011
Investments:
Available-for-sales securities - current	—	1,802	—	1,802
Available-for-sales securities - non-current	—	—	170,421	170,421

Total	$173,638	$22,813	$170,421	$366,872

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature, auction rate securities, whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2008, due to the auction failures, underlying maturities of the auction rate securities of greater than one year and due to the Company’s ability to hold the securities beyond one year, the Company reclassified its investment in auction rate securities from short-term investments to long-term investments. These investments were valued at fair value as of March 31, 2008. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008:

Auction Rate Securities
Balance at January 1, 2008	$—
Transfers in: auction rate securities with failed auctions	176,325
Unrealized losses included in other accumulated comprehensive income	(5,904)

Balance at March 31, 2008	$170,421

The Company has estimated the fair value of these auction rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. The Company estimated that the fair market value of these securities at March 31, 2008 was $170,421. The Company recorded unrealized losses of $5,904 ($3,501, net of tax) in comprehensive income reported in the accompanying unaudited condensed consolidated statement of operations and comprehensive income. The Company concluded that the unrealized losses are temporary based on the following: (i) the Company believes that the decline in market value is due to general market conditions; (ii) the auction rate securities continue to be of high credit quality and interest is paid when due; and (iii) the Company has the intent and ability to hold the auction rate securities until a recovery in market value occurs. The fair value of these auction rate securities could change significantly in the future and the Company may be required to record additional unrealized losses or an other–than–temporary impairment charge against net income if there are further reductions in fair value in future periods.

In addition to the debt securities noted above, the Company had approximately $47,124 of time deposits included in cash and cash equivalents and short-term investments as of March 31, 2008.

Note 4 — Income Taxes

Our Indian subsidiaries, Cognizant India, are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 31, 2010. In May 2008, the Indian government extended the tax holidays one year from March 31, 2009 to March 31, 2010. The incremental Indian taxes related to the taxable STPs have been incorporated into the Company’s effective income tax rate for 2008. The effective tax rate remained unchanged at 16.4% for the three months ended March 31, 2008 and 2007. Excluding discreet items, the effective rate for the three months ended March 31, 2008 and 2007 was 16.2% and 16.4%, respectively. This reduction was primarily due to the Company’s overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday, and net reductions in statutory income tax rates, primarily in Europe. The principal difference between the income tax rates for the 2008 and 2007 periods and the United States federal statutory rate is the effect of the tax holiday in India.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). The MAT may be credited against Indian income taxes due in future years. The Company has recorded a deferred income tax asset for taxes due under the MAT.

Note 5 — Commitments and Contingencies

As of March 31, 2008, the Company had outstanding fixed capital commitments of approximately $104,383 related to its India development center expansion program.

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

Note 6 — Segment Information

The Company’s reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes media and information services, communications and high technology operating segments. The Company’s sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

The Company’s chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the Company’s IT development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the related stock-based Indian fringe benefit tax are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against the total income from operations of the Company. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Revenues:
Financial Services	$292,380	$214,180
Healthcare	159,651	110,040
Manufacturing/Retail/Logistics	97,486	69,783
Other	93,589	66,267

Total revenue	$643,106	$460,270

Segment Operating Profit:
Financial Services	$101,201	$74,269
Healthcare	65,638	40,180
Manufacturing/Retail/Logistics	36,062	24,016
Other	35,589	25,223

Total segment operating profit	238,490	163,688
Less: unallocated costs(1)	126,795	80,086

Income from operations	$111,695	$83,602

(1)	Includes $12,984 of stock-based compensation expense and $917 of stock-based Indian fringe benefit tax expense for the three months ended March 31, 2008 and $7,438 of stock-based compensation expense for the three months ended March 31, 2007.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2008	2007
Revenues(1)
North America(2)	$513,860	$391,072
Europe(3)	121,195	64,642
Asia	8,051	4,556

Total	$643,106	$460,270

	As of March 31, 2008	As of December 31, 2007
Long-lived Assets(4)
North America(2)	$13,018	$12,860
Europe	1,959	1,873
Asia(5)	378,274	341,314

Total	$393,251	$356,047

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $75,133 and $42,299 for the three months ended March 31, 2008 and 2007, respectively.
(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

Note 7 — Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for the Company’s financial statements beginning January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. Effective January 1, 2008, the Company adopted SFAS No. 159 and has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development (IPRD) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009.

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

Executive Summary

During the three months ended March 31, 2008, our revenue increased to $643.1 million compared to $460.3 million during the three months ended March 31, 2007. Net income increased to $101.9 million, or $0.34 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense, net of tax, equal to $0.04 per diluted share, during the three months ended March 31, 2008. This is compared to net income of $75.4 million, or $0.25 per diluted share, including stock-based compensation expense, net of tax, equal to $0.02 per diluted share, during the three months ended March 31, 2007. The key drivers of our revenue growth during the quarter ended March 31, 2008 were as follows:

•	greater penetration of the European market, where we experienced revenue growth of 87.5% for the quarter as compared to the quarter ended March 31, 2007;

•	strong performance of our Healthcare and Other segments, which had revenue growth of approximately 45% and 41%, respectively, for the quarter as compared to the quarter ended March 31, 2007;

•

strength of our Manufacturing/Retail/Logistics segment and Financial Services segment, which had revenue growth of approximately 40% and 37%, respectively, for the quarter as compared to the quarter ended March 31, 2007;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the quarter with 505 active clients compared to 420 as of March 31, 2007 and increased the number of strategic clients by six during the quarter bringing the total number of our strategic clients to 113. We define a strategic client as one offering the potential to generate between $5 million and $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 20% and 31%, respectively, of our total revenues during the quarter ended March 31, 2008 as compared to approximately 26% and 36%, respectively, for the quarter ended March 31, 2007. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

In Europe, we continue to experience strong growth. During the quarter ended March 31, 2008, our revenue from European customers increased by approximately 87.5% to approximately $121.2 million compared to approximately $64.6 million in the quarter ended March 31, 2007. For the quarter ended March 31, 2008, revenue from Europe, excluding the UK, increased by approximately $23.8 million from approximately $22.3 million in the quarter ended March 31, 2007 to approximately $46.1 million. Europe will continue to be an area of heavy investment for us in 2008 as we see this region as a growth opportunity for the long term.

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

During the quarter ended March 31, 2008, we saw a further weakening in the U.S. economy particularly in the financial services industry. In addition, during the quarter ended March 31, 2008, sequential quarterly revenue growth for our Financial Services business segment was 3.1% as compared to sequential quarterly growth ranging from 7.2 % to 13.5% during the year ended December 31, 2007. Driven by the recent turmoil in the credit markets, certain of our financial services customers are closely monitoring their IT spending. Accordingly, in the near term, we expect our Financial Services business segment to be negatively impacted. We have reduced our planned hiring for 2008 in response to the lower than originally anticipated growth in our Financial Services business segment during 2008.

Our operating margin decreased to approximately 17.4% for the quarter ended March 31, 2008 compared to 18.2% for the quarter ended March 31, 2007. Excluding stock-based compensation costs of approximately $13.0 million and stock-based Indian fringe benefit tax expense of $0.9 million, operating margin for the quarter ended March 31, 2008 was approximately 19.5%. This was in line with our historic targeted operating margin range, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a deep bench of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2008, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

Over the past year, we experienced pressure on our cost structure due to the appreciation of the Indian rupee versus the U.S. dollar. This is in addition to the continuing wage inflation, primarily in India, that we have experienced over the last several years. During the quarter, approximately 32% of our global costs were denominated in the Indian rupee. The strength of the Indian rupee versus the U.S. dollar during the first quarter of 2008 as compared to the quarter ended March 31, 2007 had the effect of decreasing our operating margin by approximately 210 basis points or 2.1 percentage points. Each additional 1% change in the Indian rupee will have the effect of changing our operating margin by approximately 21 basis points or 0.21 percentage points. We have implemented actions that are intended to mitigate these negative cost trends, including optimizing our global utilization rates of our technical staff and controlling discretionary spending. Accordingly, we believe this balanced response will permit us to continue to maintain operating margins in our historic targeted operating margin range, which excludes stock compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues and permit us to continue to make the necessary investments to continue to grow the Company.

We finished the first quarter of 2008 with total headcount of approximately 58,000, an increase of approximately 14,600 over the total headcount at March 31, 2007. The increases in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2008. Annualized turnover, including both voluntary and involuntary, was approximately 12.3% during the three months ended March 31, 2008. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represented slightly less than 21% of our total operating expenses for the three months ended March 31, 2008.

Our current India real estate development program now includes planned construction of approximately 4.3 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330 million through the end of 2009 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. During 2008, we plan to spend approximately $250 million for capital expenditures, the majority of which relates to our India real estate development program. In addition, we plan to selectively lease additional space in Special Economic Zones located in India to take advantage of tax incentives and meet our capacity requirements.

At March 31, 2008, we had cash and cash equivalents and short-term investments of $474.9 million and working capital of approximately $803.8 million. Accordingly, we do not anticipate any near-term liquidity issues.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of long term investments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts, which are predominantly fixed-priced contracts, are recognized as the service is performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews total expected labor costs on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our unaudited condensed consolidated statement of operations. Contract losses for the 2008 and 2007 periods presented were immaterial.

Stock-Based Compensation. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which stock options will be outstanding before they are exercised, the expected volatility of our stock, the number of stock-based awards that are expected to be forfeited and the expected exercise proceeds for stock-based awards subject to the Indian fringe benefit tax. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Our Indian subsidiaries, Cognizant India, are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. The incremental Indian taxes related to the taxable STPs have been incorporated into our effective income tax rate for 2008. In anticipation of the complete phase out of the tax holidays on March 31, 2010, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of March 31, 2008) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

In May 2008, the Indian government extended the tax holidays for STPs one year from March 31, 2009 to March 31, 2010.

Short-term and Long-term Investments. As of March 31, 2008, we had $195.6 million in short-term and long-term investments. We have historically invested these amounts in municipal debt securities with interest rates that reset through a Dutch auction process and in corporate notes and bonds, U.S. government agencies, bank time deposits and commercial paper meeting certain criteria. We classify our marketable and debt securities as available-for-sale at the time of purchase and evaluate such designation as of each balance sheet date. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. An impairment charge would be recorded to the extent that the carrying value of our available-for-sale securities exceeds the fair market value of the securities and the decline in value is determined to be other-than-temporary. In addition, determining the fair value of our investment in municipal auction rate securities with unobservable inputs that are supported by little or no market activity requires judgment, including determining the appropriate discount rate and holding period to be used in valuing such securities.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of March 31, 2008, our goodwill balance was approximately $151.4 million.

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

Risks. Most of our IT development centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, limitations on immigration programs, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management and our independent registered public accounting firm to provide us with an unqualified report as to the adequacy and effectiveness of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Part II, Item 1A. “Risk Factors”.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended March 31:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues	Increase	% Increase
Revenues	$643,106	100.0%	$460,270	100.0%	$182,836	39.7%
Operating Expenses:
Cost of revenues (1)	366,265	57.0	254,909	55.4	111,356	43.7
Selling, general and administrative expenses(2)	148,853	23.1	109,499	23.8	39,354	35.9
Depreciation and amortization expense	16,293	2.5	12,260	2.6	4,033	32.9

Income from operations	111,695	17.4%	83,602	18.2%	28,093	33.6

Other income, net	10,174		6,654		3,520	52.9
Provision for income taxes	19,996		14,810		5,186	35.0

Net income	$101,873	15.8%	$75,446	16.4%	26,427	35.0

(1)	Includes stock-based compensation expense of $5,521 in 2008 and $3,268 in 2007, and stock-based Indian fringe benefit tax expense of $425 in 2008 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $7,463 in 2008 and $4,170 in 2007, and stock-based Indian fringe benefit tax expense of $492 in 2008 and is exclusive of depreciation and amortization expense.

The following table includes non-GAAP income from operations, excluding stock-based compensation and stock-based Indian fringe benefit tax expense, a measure defined by the Securities and Exchange Commission as a non-GAAP financial measure. This non-GAAP financial measure is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure, the financial statements prepared in accordance with GAAP and reconciliations of our GAAP financial statements to such non-GAAP measure should be carefully evaluated.

We seek to manage the company to a targeted operating margin, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense and stock-based Indian fringe benefit tax expense for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use under SFAS No. 123R, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense and stock-based Indian fringe benefit tax expense allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes costs, namely, stock-based compensation and stock-based Indian fringe benefit tax expense that are recurring. Stock-based compensation and the related Indian fringe benefit tax expense will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the three months ended March 31:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues
Income from operations, as reported	$111,695	17.4%	$83,602	18.2%
Add: stock-based compensation expense	12,984	2.0	7,438	1.6
Add: stock-based Indian fringe benefit tax expense	917	0.1	—	—

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$125,596	19.5%	$91,040	19.8%

Revenue. Revenue increased by 39.7%, or approximately $182.8 million, from approximately $460.3 million during the three months ended March 31, 2007 to approximately $643.1 million during the three months ended March 31, 2008. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued strength in our customers’ discretionary spending and greater penetration in the European market. Revenue from customers existing as of March 31, 2007 increased by approximately $126.4 million and revenue from new customers added since March 31, 2007 was approximately $56.4 million or approximately 8.8% of total revenues for the three months ended March 31, 2008. In addition, revenue from European customers for the quarter ended March 31, 2008 increased by $56.6 million over the comparable 2007 quarter. We had approximately 505 active clients as of March 31, 2008 as compared to 420 active clients as of March 31, 2007. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services with all of our business segments experiencing revenue growth between 36.5% and 45.1% over the comparable 2007 quarter. Revenue from our Healthcare business segment increased by 45.1%, or approximately $49.6 million, as compared to the three months ended March 31, 2007. In addition, our Financial Services and Retail/Manufacturing/Logistics business segments accounted for approximately $78.2 million and $27.7 million, respectively, of the $182.8 million increase in revenue. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 42.9% and 36.9%, respectively, compared to the quarter ended March 31, 2007 and represented approximately 48.2% and 51.8%, respectively, of total revenues for the quarter ended March 31, 2008.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 43.7%, or approximately $111.4 million, from approximately $254.9 million during the three months ended March 31, 2007 to approximately $366.3 million during the three months ended March 31, 2008. The increase was primarily due to higher compensation and benefits costs of approximately $110.1 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 35.6%, or approximately $43.4 million, from approximately $121.8 million during the three months ended March 31, 2007 to approximately $165.1 million during the three months ended March 31, 2008, and decreased as a percentage of revenue from 26.5% to 25.7%. The percentage decrease was due primarily to economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending partially offset by the appreciation of the Indian rupee versus the U.S. dollar and wage inflation, primarily in India.

Income from Operations. Income from operations increased 33.6%, or approximately $28.1 million, from approximately $83.6 million during the three months ended March 31, 2007 to approximately $111.7 million during the three months ended March 31, 2008, representing operating margins of 18.2% and 17.4% of revenues, respectively. The decrease in operating margin was due primarily to appreciation of the Indian rupee versus the U.S. dollar and wage inflation, primarily in India, partially offset by cost containment actions such as control of discretionary spending and scale efficiencies, including increased utilization rates of our technical staff. Excluding stock-based compensation expense of $13.0 million and stock-based Indian fringe benefit tax expense of $0.9 million in 2008 and stock-based compensation of $7.4 million in 2007, operating margin for the three months ended March 31, 2008 and March 31, 2007 was 19.5% and 19.8% of revenues, respectively.

Other Income, Net. Other income, net consists primarily of interest income and foreign currency gains or losses. The increase in other income, net of $3.5 million is attributed to an increase in foreign currency gains of $4.0 million. It is offset by a decrease of $0.4 million in interest income, from approximately $6.6 million during the three months ended March 31, 2007 to $6.2 million during the three months ended March 31, 2008.

Provision for Income Taxes. The provision for income taxes increased from approximately $14.8 million during the three months ended March 31, 2007 to approximately $20.0 million during the three months ended March 31, 2008. The effective tax rate of 16.4% for the three months ended March 31, 2007 is unchanged for the three months ended March 31, 2008. Excluding discreet items, our effective tax rate was 16.2% for the quarter ending March 31, 2008, compared to 16.4% for the quarter ending March 31, 2007. This decrease was primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenues falling under the income tax holiday and net reductions in statutory income tax rates, primarily in Europe.

Net Income. Net income increased from approximately $75.4 million for the three months ended March 31, 2007 to approximately $101.9 million for the three months ended March 31, 2008, representing 16.4% and 15.8% of revenues, respectively. The decrease in net income as a percentage of revenues is primarily attributed to the increase in cost of revenues described above.

Results by Business Segment

Our reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes media and information services, communications and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

Our chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the related Indian stock-based fringe benefit tax are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are adjusted only against the total income from operations.

As of March 31, 2008, we had 505 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the quarters ended March 31, 2008 and 2007, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three months ended March 31, 2008 and 2007 are as follows:

(Dollars in thousands)

	March 31, 2008	March 31, 2007	Increase	%
Revenues:
Financial Services	$292,380	$214,180	$78,200	36.5%
Healthcare	159,651	110,040	49,611	45.1
Manufacturing/Retail/Logistics	97,486	69,783	27,703	39.7
Other	93,589	66,267	27,322	41.2

Total Revenues	$643,106	$460,270	$182,836	39.7

Segment Operating Profit:
Financial Services	$101,201	$74,269	$26,932	36.3%
Healthcare	65,638	40,180	25,458	63.4
Manufacturing/Retail/Logistics	36,062	24,016	12,046	50.2
Other	35,589	25,223	10,366	41.1

Total Segment Operating Profit	$238,490	$163,688	$74,802	45.7

Financial Services Segment

Revenue. Revenue increased by 36.5%, or approximately $78.2 million, from approximately $214.2 million during the three months ended March 31, 2007 to approximately $292.4 million during the three months ended March 31, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2007 and customers added since such date was approximately $60.1 million and approximately $18.1 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $58.0 million over the first quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 36.3%, or approximately $26.9 million, from approximately $74.3 million during the three months ended March 31, 2007 to approximately $101.2 million during the three months ended March 31, 2008. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 45.1%, or approximately $49.6 million, from approximately $110.0 million during the three months ended March 31, 2007 to approximately $159.7 million during the three months ended March 31, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2007 and customers added since such date was approximately $32.2 million and approximately $17.4 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $37.0 million over the first quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 63.4%, or approximately $25.5 million, from approximately $40.2 million during the three months ended March 31, 2007 to approximately $65.6 million during the three months ended March 31, 2008. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments partially offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 39.7%, or approximately $27.7 million, from approximately $69.8 million during the three months ended March 31, 2007 to approximately $97.5 million during the three months ended March 31, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2007 and customers added since such date was approximately $19.1 million and approximately $8.6 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 50.2%, or approximately $12.1 million, from approximately $24.0 million during the three months ended March 31, 2007 to approximately $36.1 million during the three months ended March 31, 2008. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments partially offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 41.2%, or approximately $27.3 million, from approximately $66.3 million during the three months ended March 31, 2007 to approximately $93.6 million during the three months ended March 31, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2007 and customers added since such date was approximately $15.0 million and approximately $12.3 million, respectively. Within the Other segment, growth was particularly strong among our new technology customers, where revenue increased approximately $15.4 million over the first quarter of last year. The increase can also be attributed to greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 41.1%, or approximately $10.4 million from approximately $25.2 million during the three months ended March 31, 2007 to approximately $35.6 million during the three months ended March 31, 2008. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents and short-term investments of $474.9 million. We have used, and plan to use, such cash for: (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; (v) stock repurchases and (vi) general corporate purposes, including working capital. As of March 31, 2008, we had working capital of approximately $803.8 million as compared to working capital of approximately $901.5 million as of December 31, 2007. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $22.3 million during the three months ended March 31, 2008 as compared to approximately $12.5 million during the three months ended March 31, 2007. The increase is primarily attributed to the increase in net income in 2008 partially offset by investments in working capital. Trade accounts receivable increased from approximately $383.0 million at December 31, 2007 to approximately $452.7 million at March 31, 2008. Unbilled accounts receivable increased from approximately $53.5 million at December 31, 2007 to approximately $66.7 million at March 31, 2008. The increase in trade accounts receivable and unbilled receivables as of March 31, 2008 was due primarily to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At March 31, 2008, our days of sales outstanding, including unbilled receivables, was approximately 73.5 days as compared to 67 days at December 31, 2007 and 68 days as of March 31, 2007.

Our investing activities provided cash of approximately $66.2 million during the three months ended March 31, 2008 as compared to a net use of cash of approximately $46.3 million during the three months ended March 31, 2007. The increase in cash from investing activities primarily relates to the conversion of a portion of our municipal bond auction rate securities investments to cash and cash equivalents partially offset by increased capital expenditure spending in 2008 to expand our offshore IT development centers.

Our financing activities provided net cash of approximately $16.9 million during the three months ended March 31, 2008 as compared to approximately $40.6 million during the three months ended March 31, 2007. The decrease relates to a lower level of cash proceeds from the exercise of stock options and employee purchases of Company stock as well as lower levels of excess income tax benefits generated on stock option exercises in 2008.

As of March 31, 2008, our long-term investments included $170.4 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program (FFELP). Since February 14, 2008, auctions failed for all the auction-rate securities held by us. The current instability in the credit markets has affected our ability to liquidate these securities in the short term. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. During the quarter ended March 31, 2008, we recognized a pre-tax unrealized loss of $5.9 million relating to these securities, which we believe is not other-than-temporary and was recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if such losses become other-than-temporary in the future, we would record an impairment charge against net income at that time.

We believe we will be able to recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral, substantially backed by FFELP, (ii) the AAA credit rating of the securities held by us and (iii) recent news that certain municipal issuers of auction-rate securities with failed auctions have announced plans to call such securities. All of the auction-rate municipal debt securities held by us are callable by the issuer at par. If future auctions continue to fail, we believe the issuers of the auction-rate securities held by us will begin to call these securities to avoid paying the higher penalty interest rates associated with failed auctions. However, it could take until the final maturity of the underlying securities (up to 33 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute current and planned operations and needs for at least the next 12 months.

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

Commitments and Contingencies

Our current India real estate development program now includes planned construction of approximately 4.3 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330 million through the end of 2009 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. As of March 31, 2008, we had outstanding fixed capital commitments of approximately $104.4 million related to our India development center expansion program.

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

Foreign Currency Translation

Overall, we believe that we are not exposed to significant revenue risk resulting from movement in foreign exchange rates as approximately 79.9% of our revenues for the quarter ended March 31, 2008 are generated from customers located in North America. However, a portion of our costs in India, representing approximately 32% of our global operating costs for the quarter ended March 31, 2008, are denominated in the Indian Rupee and subject to foreign exchange rate fluctuations, which has an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign exchange transaction gains and losses. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non–financial assets and non–financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115” (SFAS No. 159), which is effective for our financial statements beginning January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. Effective January 1, 2008, we adopted SFAS No. 159 and have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development (IPRD) will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact that SFAS No. 160 will have on our consolidated financial statements.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. We have experienced wage inflation in India; however, this has not had a material impact on our results of operations as Indian wages represented slightly less than 21% of our total operating expenses for the three months ended March 31, 2008.

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

We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian rupee. Accordingly, we periodically evaluate the need for hedging strategies, including the use of derivative financial instruments, to mitigate the effect of foreign currency fluctuations and may use such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. In 2008 and 2007, we have not entered into any hedging contracts or off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term and long-term investments. As of March 31, 2008, we had $645.4 million of cash and cash equivalents and short-term and long-term investments which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

As of March 31, 2008, our long-term investments included $170.4 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program (FFELP). Since February 14, 2008, auctions failed for all the auction-rate securities held by us. The current instability in the credit markets has affected our ability to liquidate these securities in the short term. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. During the quarter ended March 31, 2008, we recognized a pre-tax unrealized loss of $5.9 million relating to these securities, which we believe is not other-than-temporary and was recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if such losses become other-than-temporary in the future, we would record an impairment charge against net income at that time.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Factors That May Affect Future Results

In addition to the risks and uncertainties described elsewhere in this Quarterly Report on Form 10-Q, if any of the following risks occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In such case, the trading price of our Common Stock could decline.

A substantial portion of our assets and operations are located in India and we are subject to regulatory, economic and political uncertainties in India.

We intend to continue to develop and expand our offshore facilities in India where, as of March 31, 2008, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

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

As of March 31, 2008, we had contractual commitments of approximately $104.4 million related to capital expenditures on construction or expansion of our IT development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 20% of our revenues for the three months ended March 31, 2008 and 17% of our revenues for the year ended December 31, 2007. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations and the value of balance-sheet items originally denominated in other currencies. During the three months ended March 31, 2008, the appreciation of the Indian rupee versus the U.S. dollar negatively impacted our operating margins by 210 basis points or 0.21 percentage points as compared to March 31, 2007. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations, including further appreciation of the Indian rupee versus the U.S. dollar, or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

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

For the three months ended March 31, 2008 and the year ended December 31, 2007, we had an operating margin of 17.4% and 17.9%, respectively. Our operating margin has declined as a result of the adoption of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which required us to record stock compensation expense for equity-based compensation awards, primarily stock option grants by us, in our consolidated statement of operations effective January 1, 2006. In addition, effective April 1, 2007, the government in India has imposed a fringe benefit tax on the company for the income generated upon the exercise of stock options or vesting of performance stock units for employees who worked in India during the vesting period for such award. Although we recover the fringe benefit tax from the employee’s proceeds upon sale or vesting of the stock-based compensation award, we are required under U.S. GAAP to record the fringe benefit tax as an operating expense, reducing our profitability, while the recovery of the fringe benefit tax by us from the employee is reported as an addition to additional paid-in capital. Our operating margin may decline further if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock compensation expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

The H-1B visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a Baccalaureate Degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and 20,000 for holders of advanced degrees from United States post-secondary educational institutions. For fiscal year 2009 CIS reached its general cap, as well as its cap for United States advanced degree holders on April 8, 2008. We will be able to file H-1B petitions with CIS against the fiscal year 2010 caps beginning April 1, 2009 for work in H-1B status beginning on October 1, 2010. Each year the H-1B cap is reached at an earlier point prior to the beginning of the fiscal year for which the H-1B’s will be available. For fiscal year 2008, CIS reached its general cap on April 2, 2007, and its cap for United States advanced degree holders on April 30, 2007. For fiscal year 2007, CIS reached its general cap on May 26, 2006, and its cap for United States advanced degree holders on July 26, 2006. However, as a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits. We are currently subject to such an investigation as described in the immediately following risk factor.

We also regularly transfer employees from India to the United States to work on projects and at client sites, using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre-approved by the CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing the pre-approval process through CIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and the CIS offices, which adjudicate petitions for extensions of L-1 status, have become more restrictive with respect to this category. As a result, the rate of refusals of initial L-1 petitions and of extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

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

We do not place L-1B workers at third party sites where they are under the primary supervision of a different employer, nor do we place L-1B workers at third party sites in an arrangement to provide labor for the third party, without providing a service involving our specialized knowledge. Since implementation of the new law, we consistently establish this fact to CIS’s satisfaction. However, if CIS and/or the United States Department of State, through its visa-issuing consular posts abroad, decide to interpret these provisions in a very restrictive fashion, this could impair our ability to staff our projects in the United States with resources from our entities abroad. In addition, CIS has not yet issued regulations governing these new provisions. If such regulations are restrictive in nature, this could impair our ability to staff our projects in the United States with resources from our entities abroad.

We also process immigrant visas for lawful permanent residence for employees to fill positions for which there are no able, willing, and qualified United States workers available to fill the positions. Compliance with existing United States immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

In addition to immigration restrictions in the United States, there are certain restrictions on transferring our employees to work in the United Kingdom, where we have experienced significant growth. The United Kingdom requires that employees who are not nationals of the European Economic Area (EEA), which includes nationals of all European Union countries (except Bulgaria and Romania) plus Iceland, Norway, Liechtenstein, and Switzerland, obtain an intra-company transfer work permit before beginning to perform work. Under the work permit regulations, for us to transfer our non-EEA employees to the United Kingdom, we must demonstrate that the employee had been employed by us for at least six months prior to the transfer and that the position in the United Kingdom requires someone with either: (1) a United Kingdom equivalent degree level qualification; or (2) a Higher National Diploma (HND) level occupational qualification which is relevant to the UK position; or (3) a general HND level qualification, which is not relevant to the UK position, plus one year’s work experience doing the type of job for which the work permit is sought; or (4) at least three years of full time experience using high-level specialist skills acquired by performing the type of job for which the work permit is sought. These restrictions restrain our ability to add the skilled professionals we need for our operations in Europe and could have an adverse affect on our international strategy to expand our presence in Europe. As a result, the work permit legislation in the United Kingdom could have a material adverse effect on our business, results of operations, and financial condition.

Immigration and work permit laws and regulations in the United States, the United Kingdom, and other countries are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. Immigration and work permit laws and regulation can be significantly affected by political forces and levels of economic activity. Our international expansion strategy and our business, results of operations, and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with IT professionals who are not citizens of the country where the work is to be performed.

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

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the United States. While no substantive anti-outsourcing legislation has been introduced to date, given the ongoing debate over this issue, the introduction of such legislation is possible. If introduced, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives or intellectual property transfer restrictions. In the event that any of these measures become law, our business, financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.

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

Hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States, the United Kingdom, and other countries in which we provide on-site services to our clients could cause customers in these countries to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of March 31, 2008, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe were Indian nationals who were able to work in the United States and Europe only because they held current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

Approximately 79.9% of our revenues during the three months ended March 31, 2008 were derived from customers located in the United States. In the same period, approximately 18.8% of our revenues were derived from customers located in Europe. If the United States or European economy weakens or otherwise slows, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any recession in the United States economy could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States. In addition, during the three months ended March 31, 2008, we earned approximately 45.5% of our revenues from the financial services and insurance industries. Any significant decrease in the growth of the financial services industry, or significant consolidation in that industry or decrease in growth or consolidation in other industry segments on which we focus, could reduce the demand for our services and negatively affect our revenues and profitability.

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

Effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas,” we no longer accrue incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent on repatriating Indian earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2008. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

Over the next few years we will lose certain tax benefits provided by India to companies in our industry.

Our Indian subsidiaries are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 31, 2010. In anticipation of the complete phase out of the tax holidays on March 31, 2010, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods of up to 15 years. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of March 31, 2008) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 27% of our revenues for the three months ended March 31, 2008. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers generated approximately 20% of our revenues for three months ended March 31, 2008 and 24% of our revenues in the year ended December 31, 2007. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

As of March 31, 2008, our long-term investments included $170.4 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program (FFELP). Since February 14, 2008, auctions failed for all the auction-rate securities held by us. The current instability in the credit markets has affected our ability to liquidate these securities in the short term. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. During the quarter ended March 31, 2008, we recognized a pre-tax unrealized loss of $5.9 million relating to these securities, which we believe is not other-than-temporary and was recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if such losses become other-than-temporary in the future, we would record an impairment charge against net income at that time which could have a material adverse affect on our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, we did not repurchase any shares of our Class A common stock.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description
3.1	Cognizant Technology Solutions Corporation Amended and Restated By-laws, as amended on April 18, 2008. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 23, 2008.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: May 12, 2008	By:	/s/ Francisco D’Souza,
Francisco D’Souza,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2008	By:	/s/ Gordon Coburn
Gordon Coburn,
Chief Financial and Operating
Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Cognizant Technology Solutions Corporation Amended and Restated By-laws, as amended on April 18, 2008. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 23, 2008.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.