Form 10-Q
period 2008-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2008-08-08
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 1, 2008:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	291,625,351

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$685,427	$516,514	$1,328,533	$976,784
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	380,867	292,326	747,132	547,235
Selling, general and administrative expenses	167,105	120,464	315,958	229,963
Depreciation and amortization expense	17,777	13,053	34,070	25,313

Income from operations	119,678	90,671	231,373	174,273

Other income (expense), net:
Interest income	4,864	6,450	11,084	13,121
Other income (expense), net	(485)	529	3,469	512

Total other income (expense), net	4,379	6,979	14,553	13,633

Income before provision for income taxes	124,057	97,650	245,926	187,906
Provision for income taxes	20,201	15,373	40,197	30,183

Net income	$103,856	$82,277	$205,729	$157,723

Basic earnings per share	$0.36	$0.29	$0.71	$0.55

Diluted earnings per share	$0.35	$0.27	$0.69	$0.52

Weighted average number of common shares outstanding – Basic	289,709	288,105	288,940	286,954

Dilutive effect of shares issuable under stock-based compensation plans	9,623	15,992	10,252	16,852

Weighted average number of common shares outstanding – Diluted	299,332	304,097	299,192	303,806

Comprehensive income:
Net income	$103,856	$82,277	$205,729	$157,723
Foreign currency translation adjustments	(1,790)	1,690	2,565	2,298
Unrealized loss on available-for-sale securities, net	(335)	—	(3,836)	—

Total comprehensive income	$101,731	$83,967	$204,458	$160,021

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$521,193	$339,845
Short-term investments	29,979	330,580
Trade accounts receivable, net of allowances of $10,299 and $6,339, respectively	525,398	382,960
Unbilled accounts receivable	57,734	53,496
Deferred income tax assets, net	65,363	75,470
Other current assets	68,953	59,828

Total current assets	1,268,620	1,242,179
Property and equipment, net of accumulated depreciation of $166,358 and $142,981, respectively	409,810	356,047
Long-term investments	162,117	—
Goodwill	157,737	148,789
Intangible assets, net	47,165	45,565
Deferred income tax assets	28,118	11,949
Other assets	36,214	33,777

Total assets	$2,109,781	$1,838,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,809	$36,176
Deferred revenue	24,249	29,020
Accrued expenses and other current liabilities	253,389	275,488

Total current liabilities	328,447	340,684
Deferred income tax liabilities, net	10,453	15,145
Other noncurrent liabilities	16,507	14,267

Total liabilities	355,407	370,096

Commitments and Contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 291,593 and 288,012 shares issued and outstanding, at June 30, 2008 and December 31, 2007, respectively	2,916	2,880
Additional paid-in-capital	532,237	450,567
Retained earnings	1,205,289	999,560
Accumulated other comprehensive income	13,932	15,203

Total stockholders’ equity	1,754,374	1,468,210

Total liabilities and stockholders’ equity	$2,109,781	$1,838,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$205,729	$157,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,070	25,313
Provision for doubtful accounts	4,164	1,622
Deferred income taxes	7,006	8,896
Stock-based compensation expense	23,447	16,950
Excess tax benefit on stock option exercises	(15,157)	(30,401)
Changes in assets and liabilities:
Trade accounts receivable	(140,751)	(91,604)
Other current assets	1,286	(19,580)
Other assets	(5,087)	(7,454)
Accounts payable	13,721	(1,876)
Other current and noncurrent liabilities	(31,402)	4,932

Net cash provided by operating activities	97,026	64,521

Cash flows from investing activities:
Purchases of property and equipment	(85,210)	(70,871)
Purchases of investments	(108,110)	(302,725)
Proceeds from maturity or sale of investments	239,966	244,702
Acquisitions, net of cash acquired	(20,956)	—

Net cash provided by (used in) investing activities	25,690	(128,894)

Cash flows from financing activities:
Proceeds from issued shares	40,292	35,988
Excess tax benefit on stock option exercises	15,157	30,401

Cash flows provided by financing activities	55,449	66,389

Effect of currency translation on cash and cash equivalents	3,183	1,032

Increase in cash and cash equivalents	181,348	3,048
Cash and cash equivalents, beginning of year	339,845	265,937

Cash and cash equivalents, end of period	$521,193	$268,985

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

Note 2 — Acquisitions

In June 2008, the Company acquired substantially all the assets of Strategic Vision Consulting, Inc. (“SVC”), an U.S. based company specializing in IT consulting in the media and entertainment industry, for initial consideration of approximately $12,100 (including direct transaction costs) in cash and stock. The stock consideration consisted of 62,340 shares of Class A common stock valued at $2,206. Additional purchase price, not to exceed $14,000, payable in cash, is contingent on SVC achieving certain financial and operating targets during an earn-out period and will be recorded when the contingency is resolved. The Company completed this acquisition primarily to strengthen its service capabilities in the media and entertainment industry. The Company has made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired. The allocation is subject to revision upon completion of the Company’s appraisal of the assets acquired and liabilities assumed.

In March 2008, the Company entered into a business alliance with T-Systems, a global IT services provider, to jointly go to market targeting select corporations with global delivery requirements for system integration services. As part of this alliance, the Company acquired T-Systems’ Indian subsidiary for approximately $11,900, net of cash acquired.

In November 2007, the Company acquired marketRx, Inc. (“marketRx”), an U.S.-based leading provider of data analytics and process outsourcing to global life sciences companies in the pharmaceutical, biotechnology and medical devices segments for initial net cash consideration of approximately $136,000 (net of cash acquired of $305 and including direct transaction costs). In addition, the purchase price also included the estimated fair value of unvested stock options assumed by Cognizant. The Company completed this acquisition to strengthen its life sciences industry expertise as well as its data analytics capabilities in order to leverage such capabilities across multiple industries. The Company has made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired. The allocation is subject to revision upon completion of the Company’s appraisal of the assets acquired and liabilities assumed.

Note 3 — Cash Equivalents and Short and Long-Term Investments

The following is a summary of short-term and long-term investments:

	June 30, 2008	December 31, 2007
Available-for-sale securities:
Auction rate securities	$1,840	$282,800
Other	10,809	1,638

Total available-for-sale securities	12,649	284,438
Time deposits	17,330	46,142

Total short-term investments	$29,979	$330,580

Long-term investments – available-for-sale auction rate securities	$162,117	$—

The carrying value of the time deposits approximated fair value as of June 30, 2008 and December 31, 2007. Realized gains or losses, if any, on these investments were insignificant for the periods presented.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff

Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non–financial assets and non–financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$185,969	$—	$—	$185,969
Agency discount notes	—	12,164	—	12,164
Investments:
Available-for-sales securities - current	—	10,809	1,840	12,649
Available-for-sales securities - non-current	—	—	162,117	162,117

Total	$185,969	$22,973	$163,957	$372,899

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature, auction rate securities, whose underlying assets are generally student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then, involving securities remaining in the Company’s portfolio as of June 30, 2008, has failed. As of June 30, 2008, the Company classified its investment in auction rate securities as long-term investments, with the exception of one security that has been called and is scheduled to be redeemed in the third quarter of 2008. The classification of the auction rate securities as long term investments was due to continuing auction failures, the securities’ stated maturity of greater than one year and the Company’s ability to hold such securities beyond one year. These investments are recorded at fair value. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the following periods:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Balance at the beginning of the period	$170,421	$—
Transfers in: auction rate securities with failed auctions	—	176,325
Transfers out: redemptions of called securities	(5,900)	(5,900)
Unrealized losses included in other accumulated comprehensive income	(564)	(6,468)

Balance at the end of the period	$163,957	$163,957

The Company has estimated the fair value of these auction rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. The Company estimated that the fair market value of these securities at June 30, 2008 was $163,957. For the three and six months ended June 30, 2008, the Company recorded unrealized losses of $564 ($335, net of tax) and $6,468 ($3,836, net of tax)

in other comprehensive income reported in the accompanying unaudited condensed consolidated statement of operations and comprehensive income. The Company concluded that the unrealized losses are temporary based on the following: (i) the Company believes that the decline in market value is due to general market conditions; (ii) the auction rate securities continue to be of high credit quality and interest is paid when due; and (iii) the Company has the intent and ability to hold the auction rate securities until a recovery in market value occurs. The fair value of these auction rate securities could change significantly in the future and the Company may be required to record additional unrealized losses or an other–than–temporary impairment charge against net income if there are further reductions in fair value in future periods.

In addition to the debt securities noted above, the Company had approximately $17,390 of time deposits included in cash and cash equivalents and short-term investments as of June 30, 2008.

Below is a summary of the Company’s investments of available-for-sale securities in an unrealized loss position as of June 30, 2008:

	Number of Holdings	Market Value	Unrealized Loss
Investments in an unrealized loss position:
Less than 12 months	35	$163,957	$6,468
12 months or longer	—	—	—

As of December 31, 2007, the Company did not have any available-for-sale securities in an unrealized loss position. As of June 30, 2008 and December 31, 2007, none of the Company’s investments in time deposits were in an unrealized loss position.

Note 4 — Income Taxes

The Company’s Indian subsidiaries (collectively referred to as “Cognizant India”) are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of the Company’s STPs in India are currently entitled to a 100% exemption from Indian income tax. In May 2008, the Indian government extended the tax holidays for STPs by one year from March 31, 2009 to March 31, 2010. In addition, the Company has located several new development centers in areas designated as Special Economic Zones (“SEZ”). Development centers operating in SEZ will be entitled to certain income tax incentives for periods up to 15 years. The incremental Indian taxes related to the taxable STPs, for which the income tax holiday has expired, have been incorporated into the Company’s effective income tax rate for 2008. The effective tax rate of 16.3% for the three months and six months ended June 30, 2008 increased from 15.7% and 16.1% for the three and six months ended June 30, 2007, respectively. The increase in the effective income tax is primarily attributed to a net benefit recorded during the second quarter of 2007 for the effective settlement of certain foreign income tax positions. Excluding discrete items, the effective rate for the three months and six months ended June 30, 2008 and 2007 was 16.2% and 16.4%, respectively. This decrease was primarily due to the Company’s overall growth, which resulted in a greater percentage of Cognizant India’s revenues falling under the income tax holiday and net reductions in statutory income tax rates, primarily in Europe. The principal difference between the income tax rates for the 2008 and 2007 periods and the United States federal statutory rate is the effect of the tax holiday in India.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). The MAT may be credited against Indian income taxes due in future years. The Company has recorded a deferred income tax asset for taxes due under the MAT.

Note 5 — Commitments and Contingencies

As of June 30, 2008, the Company had outstanding fixed capital commitments of approximately $93,939 related to its India development center expansion program.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three months and six months ended June 30, 2008 and 2007, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Financial Services	$314,162	$243,059	$606,541	$457,239
Healthcare	164,501	118,625	324,152	228,665
Manufacturing/Retail/Logistics	106,871	77,214	204,358	146,997
Other	99,893	77,616	193,482	143,883

Total revenues	$685,427	$516,514	$1,328,533	$976,784

Segment Operating Profit:
Financial Services	$111,979	$80,809	$213,180	$155,078
Healthcare	65,427	41,080	131,065	81,260
Manufacturing/Retail/Logistics	35,535	21,311	71,597	45,328
Other	33,742	26,363	69,331	51,585

Total segment operating profit	246,683	169,563	485,173	333,251
Less: unallocated costs(1)	127,005	78,892	253,800	158,978

Income from operations	$119,678	$90,671	$231,373	$174,273

(1)	Includes $10,464 and $23,448 of stock-based compensation expense and $5,915 and $6,832 of stock-based Indian fringe benefit tax expense for the three months and six months ended June 30, 2008, respectively, and $9,512 and $16,950 of stock-based compensation expense for the three months and six months ended June 30, 2007, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues(1)
North America(2)	$536,257	$435,246	$1,050,117	$826,318
Europe(3)	138,965	75,847	260,160	140,489
Asia	10,205	5,421	18,256	9,977

Total	$685,427	$516,514	$1,328,533	$976,784

			As of June 30, 2008	As of December 31, 2007
Long-lived Assets(4)
North America(2)			$11,823	$12,860
Europe			2,924	1,873
Asia(5)			395,063	341,314

Total			$409,810	$356,047

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $82,040 and $48,025 and $157,173 and $90,325 for the three months and six months ended June, 30, 2008 and 2007, respectively.
(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(5)	Substantially all of these long-lived assets relate to the Company’s operations in India.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009.

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

Executive Summary

During the three and six months ended June 30, 2008, our revenue increased to $685.4 million and $1,328.5 million compared to $516.5 million and $976.8 million during the three and six months ended June 30, 2007. Net income increased to $103.9 million and $205.7 million, respectively, or $0.35 and $0.69 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense, net of tax, equal to $0.04 and $0.08 per diluted share, during the three months and six months ended June 30, 2008. This is compared to net income of $82.3 million and $157.7 million, respectively, or $0.27 and $0.52 per diluted share, including stock-based compensation expense, net of tax, equal to $0.03 and $0.04 per diluted share, during the three months and six months ended June 30, 2007. The key drivers of our revenue growth during the quarter ended June 30, 2008 were as follows:

•	greater penetration of the European market, where we experienced revenue growth of 83.2% for the quarter as compared to the quarter ended June 30, 2007;

•

strong performance of our Healthcare and Manufacturing/Retail/Logistics segments, which had revenue growth of approximately 39% and 38%, respectively, for the quarter as compared to the quarter ended June 30, 2007, however, Healthcare only grew 3% sequentially from the quarter ended March 31, 2008;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the quarter with 520 active clients compared to 430 as of June 30, 2007 and increased the number of strategic clients by five during the quarter bringing the total number of our strategic clients to 118. We define a strategic client as one offering the potential to generate between $5 million and $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 20% and 31%, respectively, of our total revenues during the quarter ended June 30, 2008 as compared to approximately 25% and 35%, respectively, for the quarter ended June 30, 2007. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

In Europe, we continue to experience strong growth. During the quarter ended June 30, 2008, our revenue from European customers increased by 83.2% to approximately $139.0 million compared to approximately $75.8 million in the quarter ended June 30, 2007. For the quarter ended June 30, 2008, revenue from Europe, excluding the UK, increased by approximately $29.1 million from approximately $27.8 million in the quarter ended June 30, 2007 to approximately $56.9 million. Europe will continue to be an area of heavy investment for us in 2008 as we see this region as a growth opportunity for the long term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. Recent NASSCOM (India’s National Association of Software and Service Companies) reports state that India’s IT software and services and business process outsourcing sectors were an estimated $40.4 billion industry for the fiscal year ended March 31, 2008, with IT software and services exports and business process outsourcing exports growing 28% and 30%, respectively. The Indian IT software and services and business process outsourcing sectors are expected to grow to $50 billion during the 2009 fiscal year.

During the quarter ended June 30, 2008, we saw the effects of the slowing economy impacting industry groups in addition to financial services. This was evident in our Healthcare segment, which reported 3% sequential revenue growth from the quarter ended March 31, 2008. Our Financial Services, Manufacturing/Retail/Logistics and Other business segments reported sequential revenue growth of 7.4%, 9.6% and 6.7%, respectively, from the quarter ended March 31, 2008. We expect the slowing economy may negatively impact growth across all of our business segments in the second half of the year. This negative trend towards reduced spending is partially mitigated by the fact that we expect the slowing economy will encourage certain companies to utilize the on-site/offshore delivery model as a means to reduce overall IT costs. We have reduced our planned hiring for 2008 in response to the lower than originally anticipated growth during 2008.

Our operating margin decreased to approximately 17.5% for the quarter ended June 30, 2008 compared to 17.6% for the quarter ended June 30, 2007. Excluding stock-based compensation costs of approximately $10.5 million and stock-based Indian fringe benefit tax expense of $5.9 million, operating margin for the quarter ended June 30, 2008 was approximately 19.8%. This was in line with our historic targeted operating margin range, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2008, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

During 2007 and the first quarter of 2008, we experienced pressure on our cost structure due to the appreciation of the Indian rupee versus the U.S. dollar on a year-over-year basis. This is in addition to the continuing wage inflation, primarily in India, that we have experienced over the last several years. During the second quarter of 2008, approximately 31% of our global costs were denominated in the Indian rupee. However, for the quarter ended June 30, 2008, the Indian rupee depreciated against the U.S. dollar, favorably impacting our operating margin by approximately 16 basis points or 0.16%. Each additional 1% change in the Indian rupee will have the effect of changing our operating margin by approximately 26 basis points or 0.26 percentage points. During 2008, we expect to continue to optimize the global utilization rates of our technical staff and control discretionary spending in response to the slowing economy. Accordingly, we believe this balanced approach will permit us to continue to maintain operating margins in our historic targeted operating margin range, which excludes stock compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues and permit us to continue to make the necessary investments to continue to grow the Company.

We finished the second quarter of 2008 with total headcount of approximately 59,300, an increase of approximately 13,750 over the total headcount at June 30, 2007. The increases in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2008. Annualized turnover, including both voluntary and involuntary, was approximately 15% during the three months ended June 30, 2008. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represented less than 20% of our total operating expenses for the three months ended June 30, 2008.

Our current India real estate development program now includes planned construction of approximately 4.3 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330 million on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. During 2008, we plan to spend approximately $240 million for capital expenditures, the majority of which relates to our India real estate development program.

At June 30, 2008, we had cash and cash equivalents and short-term investments of $551.2 million and working capital of approximately $940.2 million. Accordingly, we do not anticipate any near-term liquidity issues.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of short and long-term investments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts, which are predominantly fixed-priced contracts, are recognized as the service is performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews total expected labor costs on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our unaudited condensed consolidated statements of operations. Contract losses for the 2008 and 2007 periods presented were immaterial.

Stock-Based Compensation. Under the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-based Payment” (SFAS No. 123R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which stock options will be outstanding before they are exercised, the expected volatility of our stock, the number of stock-based awards that are expected to be forfeited and the expected exercise proceeds for stock-based awards subject to the Indian fringe benefit tax. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Our Indian subsidiaries, collectively referred to as Cognizant India, are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. In May 2008, the Indian government extended the tax holidays for STPs by one year from March 31, 2009 to March 31, 2010. The incremental Indian taxes related to the taxable STPs, for which the income tax holding has expired, have been incorporated into our effective income tax rate for 2008. In anticipation of the complete phase out of the tax holidays in March 2010, we will continue to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of June 30, 2008) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

Short-term and Long-term Investments. As of June 30, 2008, we had $192.1 million in short-term and long-term investments. We have historically invested these amounts in municipal debt securities with interest rates that reset through a Dutch auction process and in corporate notes and bonds, U.S. government agencies, bank time deposits and commercial paper meeting certain criteria. We classify our marketable and debt securities as available-for-sale at the time of purchase and evaluate such designation as of each balance sheet date. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. An impairment charge would be recorded to the extent that the carrying value of our available-for-sale securities exceeds the fair market value of the securities and the decline in value is determined to be other-than-temporary.

Determining the fair value of our investment in municipal auction rate securities with unobservable inputs that are supported by little or no market activity requires judgment, including determining the appropriate holding period and discount rate to be used in valuing such securities. We value our investment in municipal auction rate securities using a discounted cash flow analysis which incorporates the following key inputs: (i) the underlying structure of each security; (ii) frequency of cash flows; (iii) expected holding period for the security; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. In estimating the holding period, we considered the current developments in the auction rate market including: our ability to hold the securities for such period of time, recent calls of municipal auction rate securities by issuers and the possible reestablishment of an active market for the municipal auction rate securities that we hold. Based upon these factors, we used a holding period of five years for securities with a stated maturity beyond five years, which represents the period of time we anticipate will elapse before a liquidity event will occur. An increase or decrease in the holding period by two years would change the fair value of our investment in municipal auction rate securities by approximately $2 million. We derive the discount rate by considering observable interest rate yields for bonds supported by student loans and pricing of new municipal bond issuances, and adding an illiquidity premium to such rates. The illiquidity premium was estimated by management considering current market conditions, including very limited recent trading activity for municipal auction rate securities. As of June 30, 2008, we used a weighted-average illiquidity premium of 150 basis points, down from 172 as of March 31, 2008. The reduction in the illiquidity premium was precipitated by recent developments that may lead to the re-establishment of a market for our auction rate securities, the redemption of one of our holdings during the quarter, the announcement of the call of another one of our holdings and recent news that many municipal bond issuers are considering calls. An increase or decrease to the illiquidity premium of 100 basis points would change the estimated fair value of our investment in municipal auction rate securities by approximately $7 million. The collapse of the market for municipal auction rate securities occurred in the first quarter of 2008. We anticipate there will be ongoing developments in the market for the municipal auction rate securities that we hold. Accordingly, our estimates of the expected holding period and illiquidity premium used in valuing such securities are reasonably likely to change in the short-term.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of June 30, 2008, our goodwill balance was approximately $157.7 million.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended June 30:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues	Increase/ (Decrease)	% Increase/ (Decrease)
Revenues	$685,427	100.0%	$516,514	100.0%	$168,913	32.7%
Operating Expenses:
Cost of revenues (1)	380,867	55.5	292,326	56.6	88,541	30.3
Selling, general and administrative expenses(2)	167,105	24.4	120,464	23.3	46,641	38.7
Depreciation and amortization expense	17,777	2.6	13,053	2.5	4,724	36.2

Income from operations	119,678	17.5%	90,671	17.6%	29,007	32.0

Other income (expense), net	4,379		6,979		(2,600)	(37.3)
Provision for income taxes	20,201		15,373		4,828	31.4

Net income	$103,856	15.2%	$82,277	15.9%	21,579	26.2

(1)	Includes stock-based compensation expense of $4,733 in 2008 and $4,828 in 2007, and stock-based Indian fringe benefit tax expense of $2,084 in 2008 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $5,731 in 2008 and $4,684 in 2007, and stock-based Indian fringe benefit tax expense of $3,831 in 2008 and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the three months ended June 30:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues
Income from operations, as reported	$119,678	17.5%	$90,671	17.6%
Add: stock-based compensation expense	10,464	1.5	9,512	1.8
Add: stock-based Indian fringe benefit tax expense	5,915	0.8	—	—

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$136,057	19.8%	$100,183	19.4%

Revenue. Revenue increased by 32.7%, or approximately $168.9 million, from approximately $516.5 million during the three months ended June 30, 2007 to approximately $685.4 million during the three months ended June 30, 2008. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued interest in using the on-site/offshore delivery model as a means to reduce overall IT costs and greater penetration in the European market. Revenue from customers existing as of June 30, 2007 increased by approximately $119.0 million and revenue from new customers added since June 30, 2007 was approximately $49.9 million or approximately 7.3% of total revenues for the three months ended June 30, 2008. In addition, revenue from European customers for the quarter ended June 30, 2008 increased by $63.1 million over the comparable 2007 quarter. We had approximately 520 active clients as of June 30, 2008 as compared to 430 active clients as of June 30, 2007. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services with all of our business segments experiencing revenue growth between approximately 29% and 39% over the comparable 2007 quarter. Revenue from our Healthcare business segment increased by 38.7%, or approximately $45.9 million, as compared to the three months ended June 30, 2007. In addition, our Financial Services and Retail/Manufacturing/Logistics business segments accounted for approximately $71.1 million and $30.0 million, respectively, of the $168.9 million increase in revenue. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 31.8% and 33.5%, respectively, compared to the quarter ended June 30, 2007 and represented approximately 47.4% and 52.6%, respectively, of total revenues for the quarter ended June 30, 2008. No customer accounted for sales in excess of 10% of revenues during the quarter ended June 30, 2008 or 2007.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 30.3%, or approximately $88.5 million, from approximately $292.3 million during the three months ended June 30, 2007 to approximately $380.9 million during the three months ended June 30, 2008. The increase was primarily due to higher compensation and benefits costs of approximately $84.1 million, primarily resulting from the increase in the number of technical personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 38.5%, or approximately $51.4 million, from approximately $133.5 million during the three months ended June 30, 2007 to approximately $184.9 million during the three months ended June 30, 2008, and increased as a percentage of revenue from 25.8% to 27.0%. The percentage increase was due primarily to an increase in stock-based Indian fringe benefit tax expense of $3.8 million, expenses incurred to expand our sales and marketing activities and increased infrastructure expenses to support our growth.

Income from Operations. Income from operations increased 32.0%, or approximately $29.0 million, from approximately $90.7 million during the three months ended June 30, 2007 to approximately $119.7 million during the three months ended June 30, 2008, representing operating margins of 17.6% and 17.5% of revenues, respectively. The decrease in operating margin was due primarily to increased stock-based Indian fringe benefit tax costs partially offset by the depreciation of the Indian rupee versus the U.S. dollar. Excluding stock-based compensation expense of $10.5 million and stock-based Indian fringe benefit tax expense of $5.9 million in 2008 and stock-based compensation of $9.5 million in 2007, operating margin for the three months ended June 30, 2008 and June 30, 2007 was 19.8% and 19.4% of revenues, respectively.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency gains or losses. The decrease in other income (expense), net of $2.6 million is attributed to a period over period decrease of $1.1 million in foreign currency income attributed to the remeasurement of certain balance sheet accounts for movements in foreign currency rates and a reduction of $1.5 million in interest income, from approximately $6.4 million during the three months ended June 30, 2007 to $4.9 million during the three months ended June 30, 2008. Interest income decreased primarily due to lower average short-term interest rates in 2008 compared to 2007.

Provision for Income Taxes. The provision for income taxes increased from approximately $15.4 million during the three months ended June 30, 2007 to approximately $20.2 million during the three months ended June 30, 2008. The effective tax rate of 15.7% for the three months ended June 30, 2007 increased to 16.3% for the three months ended June 30, 2008. The increase in our effective income tax rate is primarily attributed to a net benefit recorded in the prior year period for the effective settlement of certain foreign income tax positions. Excluding discrete items, our effective tax rate was 16.4% and 16.2% for the quarter ending June 30, 2007 and 2008, respectively. This decrease was primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenues falling under the income tax holiday and net reductions in statutory income tax rates, primarily in Europe.

Net Income. Net income increased from approximately $82.3 million for the three months ended June 30, 2007 to approximately $103.9 million for the three months ended June 30, 2008, representing 15.9% and 15.2% of revenues, respectively. The decrease in net income as a percentage of revenues is primarily attributed to the increase in stock-based Indian fringe benefit tax expense and the decrease in interest income and foreign currency income, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues	Increase	% Increase
Revenues	$1,328,533	100.0%	$976,784	100.0%	$351,749	36.0%
Operating Expenses:
Cost of revenues (1)	747,132	56.2	547,235	56.0	199,897	36.5
Selling, general and administrative (2)	315,958	23.8	229,963	23.6	85,995	37.4
Depreciation and amortization	34,070	2.6	25,313	2.6	8,757	34.6

Income from operations	231,373	17.4%	174,273	17.8%	57,100	32.8

Other income (expense), net	14,553		13,633		920	6.7
Provision for income taxes	40,197		30,183		10,014	33.2

Net income	$205,729	15.5%	$157,723	16.1%	48,006	30.4

(1)	Includes stock-based compensation expense of $10,254 in 2008 and $8,096 in 2007, and stock-based Indian fringe benefit tax expense of $2,509 in 2008 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $13,194 in 2008 and $8,854 in 2007, and stock-based Indian fringe benefit tax expense of $4,323 in 2008 and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the six months ended June 30:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues
Income from operations, as reported	$231,373	17.4%	$174,273	17.8%
Add: stock-based compensation expense	23,448	1.8	16,950	1.8
Add: stock-based Indian fringe benefit tax expense	6,832	0.5	—	—

Non-GAAP income from operations, excluding stock-based compensation expense	$261,653	19.7%	$191,223	19.6%

Revenue. Revenue increased by 36.0%, or approximately $351.7 million, from approximately $976.8 million during the six months ended June 30, 2007 to approximately $1,328.5 million during the six months ended June 30, 2008. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued interest in using the on-site/offshore delivery model as a means to reduce overall IT costs and greater penetration in the European market. Revenue from customers existing as of June 30, 2007 increased by approximately $273.9 million and revenue from new customers added since June 30, 2007 was approximately $77.8 million or approximately 5.9% of total revenues for the six months ended June 30, 2008. In addition, revenue from European customers during the six months ended June 30, 2008 increased by $119.7 million over the comparable six-month period in 2007. We had approximately 520 active clients as of June 30, 2008 as compared to 430 active clients as of June 30, 2007. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $149.1 million and $95.5 million, respectively, of the $351.7 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 37.0% and 35.1%, respectively, compared to the six months ended June 30, 2007 and represented approximately 47.8% and 52.2%, respectively, of total revenues for the six months ended June 30, 2008. No customer accounted for sales in excess of 10% of revenues during the six months ended June 30, 2008 or 2007.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 36.5%, or approximately $199.9 million, from approximately $547.2 million during the six months ended June 30, 2007 to approximately $747.1 million during the six months ended June 30, 2008. The increase was primarily due to higher compensation and benefits costs of approximately $194.2 million, primarily resulting from the increase in the number of technical personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 37.1%, or approximately $94.8 million, from approximately $255.3 million during the six months ended June 30, 2007 to approximately $350.0 million during the six months ended June 30, 2008, and increased as a percentage of revenue from 26.1% to 26.3%. As a percentage of revenues, the increase in such expenses was due primarily to an increase in stock based compensation costs of $4.3 million and an increase in related stock-based Indian fringe benefit tax expense of $4.3 million.

Income from Operations. Income from operations increased 32.8%, or approximately $57.1 million, from approximately $174.3 million during the six months ended June 30, 2007 to approximately $231.4 million during the six months ended June 30, 2008, representing operating margins of 17.8% and 17.4% of revenues, respectively. The decrease in operating margin was due primarily to an increase in stock-based compensation costs and the related stock based Indian fringe benefit tax expense of approximately $13.3 million. Excluding stock-based compensation expense and the related stock-based Indian fringe benefit tax expense of $30.3 million in 2008 and $17.0 million in 2007, operating margin for the six months ended June 30, 2008 and 2007 was 19.7% and 19.6%, respectively.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income and foreign currency gains or losses. The increase in other income (expense), net of $0.9 million is attributed to an increase of approximately $2.9 million in other income due to remeasurement of certain balance sheet accounts for movements in foreign currency rates, partially offset by a reduction in interest income of $2.0 million from $13.1 million during the six months ended June 30, 2007 to approximately $11.1 million during the six months ended June 30, 2008. Interest income decreased primarily due to lower average short-term interest rates in 2008 compared to 2007.

Provision for Income Taxes. The provision for income taxes increased from approximately $30.2 million during the six months ended June 30, 2007 to approximately $40.2 million during the six months ended June 30, 2008. The effective tax rate of 16.1% for the six months ended June 30, 2007 increased to 16.3% for the six months ended June 30, 2008. The increase in our effective income tax rate is primarily attributed to a net benefit recorded in the prior year period for the effective settlement of certain foreign income tax positions. Excluding discrete items, our effective tax rate was 16.4% and 16.2% for the six months ending June 30, 2007 and 2008, respectively. The decrease for the six months ended June 30, 2008 was primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenue falling under the income tax holiday and net reductions in statutory income tax rates, primarily in Europe.

Net Income. Net income increased from approximately $157.7 million for the six months ended June 30, 2007 to approximately $205.7 million for the six months ended June 30, 2008, representing 16.1% and 15.5% of revenues, respectively. The decrease as a percentage of revenue is primarily attributed to an increase in stock-based Indian fringe benefit tax expense of $6.8 million during 2008.

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

As of June 30, 2008, we had 520 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the three and six month periods ended June 30, 2008 and 2007, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other reportable segments for the three months ended June 30, 2008 and 2007 are as follows:

(Dollars in thousands)

	June 30, 2008	June 30, 2007	Increase	%
Revenues:
Financial Services	$314,162	$243,059	$71,103	29.3%
Healthcare	164,501	118,625	45,876	38.7
Manufacturing/Retail/Logistics	106,871	77,214	29,657	38.4
Other	99,893	77,616	22,277	28.7

Total Revenues	$685,427	$516,514	$168,913	32.7

Segment Operating Profit:
Financial Services	$111,979	$80,809	$31,170	38.6%
Healthcare	65,427	41,080	24,347	59.3
Manufacturing/Retail/Logistics	35,535	21,311	14,224	66.7
Other	33,742	26,363	7,379	28.0

Total Segment Operating Profit	$246,683	$169,563	$77,120	45.5

Financial Services Segment

Revenue. Revenue increased by 29.3%, or approximately $71.1 million, from approximately $243.1 million during the three months ended June 30, 2007 to approximately $314.2 million during the three months ended June 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2007 and customers added since such date was approximately $65.2 million and approximately $5.9 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $53.4 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 38.6%, or approximately $31.2 million, from approximately $80.8 million during the three months ended June 30, 2007 to approximately $112.0 million during the three months ended June 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments and the impact of the depreciation of the Indian rupee, partially offset by additional headcount to support our revenue growth.

Healthcare Segment

Revenue. Revenue increased by 38.7%, or approximately $45.9 million, from approximately $118.6 million during the three months ended June 30, 2007 to approximately $164.5 million during the three months ended June 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2007 and customers added since such date was approximately $32.5 million and approximately $13.4 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $30.8 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 59.3%, or approximately $24.3 million, from approximately $41.1 million during the three months ended June 30, 2007 to approximately $65.4 million during the three months ended June 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments and the impact of the depreciation of the Indian rupee, partially offset by additional headcount to support our revenue growth.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 38.4%, or approximately $29.7 million, from approximately $77.2 million during the three months ended June 30, 2007 to approximately $106.9 million during the three months ended June 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2007 and customers added since such date was approximately $15.9 million and approximately $13.8 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 66.7%, or approximately $14.2 million, from approximately $21.3 million during the three months ended June 30, 2007 to approximately $35.5 million during the three months ended June 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments and the impact of the depreciation of the Indian rupee, partially offset by additional headcount to support our revenue growth.

Other Segment

Revenue. Revenue increased by 28.7%, or approximately $22.3 million, from approximately $77.6 million during the three months ended June 30, 2007 to approximately $99.9 million during the three months ended June 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2007 and customers added since such date was approximately $5.6 million and approximately $16.7 million, respectively. Within the Other segment, growth was particularly strong among our high technology customers, where revenue increased approximately $10.4 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 28.0%, or approximately $7.4 million from approximately $26.4 million during the three months ended June 30, 2007 to approximately $33.7 million during the three months ended June 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee offset by additional headcount to support our revenue growth.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other reportable segments for the six months ended June 30, 2008 and 2007 are as follows:

(Dollars in thousands)

	June 30, 2008	June 30, 2007	Increase	%
Revenues:
Financial Services	$606,541	$457,239	$149,302	32.7%
Healthcare	324,152	228,665	95,487	41.8
Manufacturing/Retail/Logistics	204,358	146,997	57,361	39.0
Other	193,482	143,883	49,599	34.5

Total revenues	$1,328,533	$976,784	$351,749	36.0

Segment Operating Profit:
Financial Services	$213,180	$155,078	$58,102	37.5%
Healthcare	131,065	81,260	49,805	61.3
Manufacturing/Retail/Logistics	71,597	45,328	26,269	58.0
Other	69,331	51,585	17,746	34.4

Total segment operating profit	$485,173	$333,251	$151,922	45.6

Financial Services Segment

Revenue. Revenue increased by 32.7%, or approximately $149.3 million, from approximately $457.2 million during the six months ended June 30, 2007 to approximately $606.5 million during the six months ended June 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2007 and customers added since such date was approximately $140.7 million and approximately $8.6 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $111.4 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 37.5%, or approximately $58.1 million, from approximately $155.1 million during the six months ended June 30, 2007 to approximately $213.2 million during the six months ended June 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 41.8%, or approximately $95.5 million, from approximately $228.7 million during the six months ended June 30, 2007 to approximately $324.2 million during the six months ended June 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2007 and customers added since such date was approximately $70.8 million and approximately $24.7 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $67.8 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 61.3%, or approximately $49.8 million, from approximately $81.3 million during the six months ended June 30, 2007 to approximately $131.1 million during the six months ended June 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 39.0%, or approximately $57.4 million, from approximately $147.0 million during the six months ended June 30, 2007 to approximately $204.4 million during the six months ended June 30, 2008. The increase in revenue within the manufacturing, logistics and retail groups was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2007 and customers added since such date was approximately $37.7 million and approximately $19.7 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 58.0%, or approximately $26.3 million, from approximately $45.3 million during the six months ended June 30, 2007 to approximately $71.6 million during the six months ended June 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 34.5%, or approximately $49.6 million, from approximately $143.9 million during the six months ended June 30, 2007 to approximately $193.5 million during the six months ended June 30, 2008. The increase in revenue was primarily due to continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of June 30, 2007 and customers added since such date was approximately $24.8 million and approximately $24.8 million, respectively. Within the Other segment, growth was particularly strong among our high technology customers, where revenue increased approximately $25.8 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment and greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 34.4%, or approximately $17.7 million from approximately $51.6 million during the six months ended June 30, 2007 to approximately $69.3 million during the six months ended June 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues offset by additional headcount to support our revenue growth, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents and short-term investments of $551.2 million. We have used, and plan to use, such cash for: (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; (v) stock repurchases and

(vi) general corporate purposes, including working capital. As of June 30, 2008, we had working capital of approximately $940.2 million as compared to working capital of approximately $901.5 million as of December 31, 2007. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $97.0 million during the six months ended June 30, 2008 as compared to approximately $64.5 million during the six months ended June 30, 2007. The increase is primarily attributed to the increase in net income in 2008 partially offset by investments in working capital. Trade accounts receivable increased from approximately $383.0 million at December 31, 2007 to approximately $525.4 million at June 30, 2008. Unbilled accounts receivable increased from approximately $53.5 million at December 31, 2007 to approximately $57.7 million at June 30, 2008. The increase in trade accounts receivable and unbilled receivables as of June 30, 2008 was due primarily to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At June 30, 2008, our days of sales outstanding, including unbilled receivables, was approximately 77 days as compared to 67 days at December 31, 2007 and 71 days as of June 30, 2007.

Our investing activities provided cash of approximately $25.7 million during the six months ended June 30, 2008 as compared to a net use of cash of approximately $128.9 million during the six months ended June 30, 2007. The increase in cash from investing activities primarily relates to the conversion of a portion of our municipal bond auction rate securities investments to cash and cash equivalents partially offset by increased capital expenditure spending in 2008 to expand our offshore IT development centers and payments for acquisitions.

Our financing activities provided net cash of approximately $55.4 million during the three months ended June 30, 2008 as compared to approximately $66.4 million during the three months ended June 30, 2007. The decrease relates to a lower level of cash proceeds from the lower levels of excess income tax benefits generated on stock option exercises in 2008.

As of June 30, 2008, our long-term investments included $162.1 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program (FFELP). Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of June 30, 2008. The current instability in the credit markets has affected our ability to liquidate these securities in the short term. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. During the quarter ended June 30, 2008, we recognized a pre-tax unrealized loss of $0.6 million relating to these securities, which we believe is not other-than-temporary and was recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if such losses become other-than-temporary in the future, we would record an impairment charge against net income at that time.

We believe we will be able to recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral, substantially backed by FFELP, (ii) the AAA credit rating of the securities held by us, (iii) recent news that certain municipal issuers of auction-rate securities with failed auctions have announced plans to call such securities and (iv) recent calls and announcements of calls of securities held by us. All of the auction-rate municipal debt securities held by us are callable by the issuer at par. If future auctions continue to fail, we believe the issuers of the auction-rate securities held by us will likely continue to call these securities to avoid paying the higher penalty interest rates associated with failed auctions. However, it could take until the final maturity of the underlying securities (up to 33 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute current and planned operations and needs for at least the next 12 months.

Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond a 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent to permanently reinvest earnings from India and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all.

Commitments and Contingencies

Our current India real estate development program now includes planned construction of approximately 4.3 million feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330 million on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. As of June 30, 2008, we had outstanding fixed capital commitments of approximately $93.9 million related to our India development center expansion program.

In connection with the acquisition of substantially all the assets of Strategic Vision Consulting, Inc., which we refer to as SVC, additional purchase price, not to exceed $14.0 million, is contingent on SVC achieving certain financial and operating targets during an earn-out period. We will fund such payment, if any, from operating cash flow. Contingent purchase price payments relating to acquisitions are recorded when the contingencies are resolved. The contingent consideration, if paid, will be recorded as an additional element of the cost of the acquired company.

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

Foreign Currency Translation

Overall, we believe that we have limited revenue risk resulting from movement in foreign exchange rates as approximately 78% of our revenues for the quarter ended June 30, 2008 are generated from customers located in North America. However, a portion of our costs in India, representing approximately 31% of our global operating costs for the quarter ended June 30, 2008, are denominated in the Indian rupee and subject to foreign exchange rate fluctuations, which has an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign exchange transaction gains and losses. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including: acquisition costs will be generally expensed as incurred; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009.

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

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. We have experienced wage inflation in India; however, this has not had a material impact on our results of operations as Indian wages represented less than 20% of our total operating expenses for the three months ended June 30, 2008.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, earnings, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Item 1A. “Risk Factors”.

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

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term and long-term investments. As of June 30, 2008, we had $713.3 million of cash and cash equivalents and short-term and long-term investments which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

As of June 30, 2008, our long-term investments included $162.1 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program (FFELP). Since February 14, 2008, auctions failed for all the auction-rate securities in our portfolio as of June 30, 2008. The current instability in the credit markets has affected our ability to liquidate these securities in the short term. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. During the quarter ended June 30, 2008, we recognized a pre-tax unrealized loss of $0.6 million relating to these securities, which we believe is not other-than-temporary and was recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if such losses become other-than-temporary in the future, we would record an impairment charge against net income at that time.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to continue to develop and expand our offshore facilities in India where, as of June 30, 2008, a majority of our technical professionals were located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

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

In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. Recently, the current Indian government won a vote of confidence by a narrow margin. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities, including us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, India’s central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including the fringe benefit tax and new service taxes, and income related taxes, including the Minimum Alternative Tax. A change in government leadership in India or change in polices of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes could have a material adverse effect on our business, results of operations and financial condition.

We are investing substantial cash assets in new facilities and physical infrastructure, and our profitability could be reduced if our business does not grow proportionately.

As of June 30, 2008, we had contractual commitments of approximately $93.9 million related to capital expenditures on construction or expansion of our IT development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 22% of our revenues for the six months ended June 30, 2008 and 17% of our revenues for the year ended December 31, 2007. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations and the value of balance-sheet items originally denominated in other currencies. During the six months ended June 30, 2008, the appreciation of the Indian rupee versus the U.S. dollar negatively impacted our operating margins by 190 basis points or 1.9 percentage points as compared to June 30, 2007. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations, including further appreciation of the Indian rupee versus the U.S. dollar, or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

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

For the six months ended June 30, 2008 and the year ended December 31, 2007, we had an operating margin of 17.4% and 17.9%, respectively. Our operating margin has declined as a result of the adoption of SFAS No. 123R, which required us to record stock compensation expense for equity-based compensation awards, primarily stock option grants by us, in our consolidated statement of operations effective January 1, 2006. In addition, effective April 1, 2007, the government in India has imposed a fringe benefit tax on the company for the income generated upon the exercise of stock options or vesting of performance stock units for employees who worked in India during the vesting period for such award. Although we recover the fringe benefit tax from the employee’s proceeds upon sale or vesting of the stock-based compensation award, we are required under U.S. GAAP to record the fringe benefit tax as an operating expense, reducing our profitability, while the recovery of the fringe benefit tax by us from the employee is reported as an addition to additional paid-in capital. Our operating margin may decline further if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock compensation expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging of our low-cost operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

Because we provide services to clients throughout the world, we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable regulatory requirements could have a material adverse effect on our business, results of operations and financial condition.

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

Hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States, the United Kingdom, and other countries in which we provide on-site services to our clients could cause customers in these countries to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of June 30, 2008, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe were Indian nationals who were able to work in the United States and Europe only because they held current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

Approximately 79% of our revenues during the six months ended June 30, 2008 were derived from customers located in North America. In the same period, approximately 20% of our revenues were derived from customers located in Europe. If the United States or European economy weakens or otherwise slows, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any recession in the United States economy could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States. In addition, during the six months ended June 30, 2008, we earned approximately 46% of our revenues from the financial services and insurance industries. Any significant decrease in the growth of the financial services industry, or significant consolidation in that industry or decrease in growth or consolidation in other industry segments on which we focus, could reduce the demand for our services and negatively affect our revenues and profitability.

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

Our Indian subsidiaries are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 31, 2010. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of June 30, 2008) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

In anticipation of the complete phase out of the tax holidays on March 31, 2010, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZ will be entitled to certain income tax incentives for periods of up to 15 years. In the past year, the Indian government announced a number of changes in its policies applicable to SEZs. The Indian government has discussed making further changes in the SEZ policies. Certain of our development centers currently operate in SEZs and many of our future planned development centers are likely to operate in SEZs. A change in the Indian government’s policies affecting SEZs in a manner that adversely impacts the incentives for establishing and operating facilities in SEZs could have a material adverse effect our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 26% of our revenues for the six months ended June 30, 2008. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers generated approximately 20% of our revenues for six months ended June 30, 2008 and 24% of our revenues in the year ended December 31, 2007. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, our future revenues, operating margins and profitability may fluctuate as a result of:

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

As of June 30, 2008, our short and long-term investments included $164.0 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program (FFELP). Since February 14, 2008, auctions failed for all the auction-rate securities in our portfolio as of June 30, 2008. The current instability in the credit markets has affected our ability to liquidate these securities in the short term. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. During the quarter ended June 30, 2008, we recognized a pre-tax unrealized loss of $0.6 million relating to these securities, which we believe is not other-than-temporary and was recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if such losses become other-than-temporary in the future, we would record an impairment charge against net income at that time which could have a material adverse affect on our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2008, we did not repurchase any shares of our Class A common stock.

On June 6, 2008, we acquired substantially all of the assets of Strategic Vision Consulting, Inc., which we refer to as SVC, an U.S. based company specializing in IT consulting in the media and entertainment industry, for initial consideration of approximately $12.1 million (including direct transaction costs) in cash and stock. The persons who held stock in SVC received stock consideration consisting of an aggregate of 62,340 shares of our Class A common stock, which were valued at $2.2 million. An additional purchase price, not to exceed $14 million, payable in cash, is contingent on SVC achieving certain financial and operating targets during an earn-out period. The issuance of shares of our Class A common stock was made in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended. See Note 2 to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information concerning the acquisition.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, was held on June 10, 2008. There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 262,759,557 shares of our Class A common stock out of a total number of 288,839,154 shares of Class A common stock issued and outstanding and entitled to vote at the meeting.

The matters that were voted on at the Annual Meeting were:

(A) A proposal to elect the following two nominees as our Class II Directors to serve until our 2011 annual meeting of stockholders and until their respective successors have been duly elected and qualified:

Robert W. Howe; and

Robert E. Weissman;

(B) A proposal to ratify the appointment of PricewaterhouseCoopers LLP, as our independent registered public accounting firm for the year ending December 31, 2008.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of Class A Common Stock
Proposal	For	Against	Abstain
Election of the following two nominees as Class II Directors:
Robert W. Howe	260,164,079	681,819	1,913,659
Robert E. Weissman	254,846,567	5,990,036	1,922,954

	Number of Shares of Class A Common Stock
Proposal	For	Against	Abstain
Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008	256,675,436	4,157,260	1,926,861

Accordingly, our stockholders elected Robert W. Howe and Robert E. Weissman to serve as Class II Directors until our 2011 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Each of the following Directors who were not up for reelection at the Annual Meeting continue to serve as Directors since the Annual Meeting: Lakshmi Narayanan, John E. Klein, Thomas M. Wendel and Francisco D’Souza.

Our stockholders also ratified the selection by the audit committee of our board of directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008.

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

Cognizant Technology Solutions Corporation

Date: August 8, 2008	By:	/s/ Francisco D’Souza,
Francisco D’Souza,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Gordon Coburn
Gordon Coburn,
Chief Financial and Operating Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.