Form 10-Q
period 2008-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2008-11-07
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 3, 2008:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	291,187,366

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	2

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2008 and 2007 and for the Nine Months Ended September 30, 2008 and 2007	2

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008 and 2007	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	26

Item 1A.	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

SIGNATURES		41

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$734,726	$558,837	$2,063,259	$1,535,621
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	405,936	317,286	1,153,068	864,521
Selling, general and administrative expenses	166,685	126,551	482,643	356,514
Depreciation and amortization expense	19,474	13,870	53,544	39,183

Income from operations	142,631	101,130	374,004	275,403

Other income (expense), net:
Interest income	5,344	7,917	16,428	21,038
Other income (expense), net	(14,777)	2,644	(11,308)	3,156

Total other income (expense), net	(9,433)	10,561	5,120	24,194

Income before provision for income taxes	133,198	111,691	379,124	299,597
Provision for income taxes	20,370	15,537	60,567	45,720

Net income	$112,828	$96,154	$318,557	$253,877

Basic earnings per share	$0.39	$0.33	$1.10	$0.88

Diluted earnings per share	$0.38	$0.32	$1.06	$0.83

Weighted average number of common shares outstanding – Basic	291,341	289,559	289,740	287,823

Dilutive effect of shares issuable under stock-based compensation plans	8,464	15,005	9,656	16,236

Weighted average number of common shares outstanding – Diluted	299,805	304,564	299,396	304,059

Comprehensive income:
Net income	$112,828	$96,154	$318,557	$253,877
Foreign currency translation adjustments	(15,507)	2,678	(12,942)	4,976
Unrealized gain (loss) on available-for-sale securities, net	46	—	(3,790)	—

Total comprehensive income	$97,367	$98,832	$301,825	$258,853

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$569,262	$339,845
Short-term investments	26,134	330,580
Trade accounts receivable, net of allowances of $13,094 and $6,339, respectively	528,621	382,960
Unbilled accounts receivable	71,329	53,496
Deferred income tax assets, net	50,989	75,470
Other current assets	74,873	59,828

Total current assets	1,321,208	1,242,179
Property and equipment, net of accumulated depreciation of $182,300 and $142,981, respectively	453,350	356,047
Long-term investments	162,134	—
Goodwill	156,298	148,789
Intangible assets, net	44,855	45,565
Deferred income tax assets, net	38,242	11,949
Other assets	36,141	33,777

Total assets	$2,212,228	$1,838,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,753	$36,176
Deferred revenue	28,572	29,020
Accrued expenses and other current liabilities	271,573	275,488

Total current liabilities	345,898	340,684
Deferred income tax liabilities, net	8,033	15,145
Other noncurrent liabilities	15,268	14,267

Total liabilities	369,199	370,096

Commitments and Contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 291,184 and 288,012 shares issued and outstanding, at September 30, 2008 and December 31, 2007, respectively	2,912	2,880
Additional paid-in-capital	523,529	450,567
Retained earnings	1,318,117	999,560
Accumulated other comprehensive income (loss)	(1,529)	15,203

Total stockholders’ equity	1,843,029	1,468,210

Total liabilities and stockholders’ equity	$2,212,228	$1,838,306

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$318,557	$253,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,544	39,183
Provision for doubtful accounts	7,776	3,132
Deferred income taxes	9,902	22,536
Stock-based compensation expense	32,957	26,105
Excess tax benefit on stock option exercises	(16,259)	(36,503)
Changes in assets and liabilities:
Trade accounts receivable	(156,066)	(115,340)
Other current assets	(24,570)	(31,032)
Other assets	(5,334)	(9,438)
Accounts payable	14,123	3,337
Other current and noncurrent liabilities	2,162	38,567

Net cash provided by operating activities	236,792	194,424

Cash flows from investing activities:
Purchases of property and equipment	(146,325)	(110,433)
Purchases of investments	(128,332)	(544,475)
Proceeds from maturity or sale of investments	262,160	415,657
Acquisitions, net of cash acquired	(20,956)	(11,955)

Net cash used in investing activities	(33,453)	(251,206)

Cash flows from financing activities:
Proceeds from issued shares	48,813	47,822
Excess tax benefit on stock option exercises	16,259	36,503
Repurchases of common stock	(27,835)	—

Cash flows provided by financing activities	37,237	84,325

Effect of currency translation on cash and cash equivalents	(11,159)	3,008

Increase in cash and cash equivalents	229,417	30,551
Cash and cash equivalents, beginning of year	339,845	265,937

Cash and cash equivalents, end of period	$569,262	$296,488

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “Company” refer to Cognizant Technology Solutions Corporation unless the context indicates otherwise. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year. Certain reclassifications have been made to prior year numbers to conform to the current year presentation.

Note 2 — Acquisitions

In June 2008, we acquired substantially all the assets of Strategic Vision Consulting, Inc. (“SVC”), a U.S. based company specializing in IT consulting in the media and entertainment industry, for initial consideration of approximately $12,100 (including direct transaction costs) in cash and stock. The stock consideration consisted of 62,340 shares of Class A common stock valued at $2,206. Additional purchase price, not to exceed $14,000, payable in cash, is contingent on SVC achieving certain financial and operating targets during an earn-out period and will be recorded when the contingency is resolved. We completed this acquisition primarily to strengthen our service capabilities in the media and entertainment industry. We made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired. The allocation is subject to revision upon completion of our appraisal of the assets acquired and liabilities assumed.

In March 2008, we entered into a business alliance with T-Systems Enterprise Solutions GmbH (“T-Systems”), a global IT services provider, to jointly go to market targeting select corporations with global delivery requirements for system integration services. As part of this alliance, we acquired T-Systems’ Indian subsidiary for approximately $11,900, net of cash acquired.

In November 2007, we acquired marketRx, Inc. (“marketRx”), a U.S.-based leading provider of data analytics and process outsourcing to global life sciences companies in the pharmaceutical, biotechnology and medical devices segments for initial net cash consideration of approximately $136,000 (net of cash acquired of $305 and including direct transaction costs). In addition, the purchase price also included the estimated fair value of unvested stock options assumed by us. We completed this acquisition to strengthen our life sciences industry expertise as well as our data analytics capabilities in order to leverage such capabilities across multiple industries. We made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired. The allocation is subject to final revision upon completion of our appraisal in the fourth quarter of 2008 of the assets acquired and liabilities assumed. Any changes in the allocation are expected to be immaterial to the consolidated financial statements.

Note 3 — Cash Equivalents and Short and Long-Term Investments

The following is a summary of short-term and long-term investments:

	September 30, 2008	December 31, 2007
Available-for-sale securities:
Auction rate securities	$—	$282,800
Other	9,689	1,638

Total available-for-sale securities	9,689	284,438
Time deposits	16,445	46,142

Total short-term investments	$26,134	$330,580

Long-term investments – available-for-sale auction rate securities	$162,134	$—

The carrying value of the time deposits approximated fair value as of September 30, 2008 and December 31, 2007. Realized gains or losses, if any, on these investments were insignificant for the periods presented.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff

Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non–financial assets and non–financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The adoption of SFAS No. 157 did not have a material impact on our consolidated results of operations and financial condition.

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$291,275	$—	$—	$291,275
Agency discount notes and commercial paper	—	23,201	—	23,201
Investments:
Available-for-sale securities - current	—	—	—	—
Available-for-sale securities - non-current	—	—	162,134	162,134

Total	$291,275	$23,201	$162,134	$476,610

Level 3 assets consist of AAA-rated municipal bonds with an auction reset feature, referred to as auction rate securities, whose underlying assets are generally student loans which are substantially backed by the Federal Family Education Loan Program (“FFELP”). In February 2008, auctions began to fail for these securities and each auction since then, involving securities remaining in our portfolio as of September 30, 2008, has failed. As of September 30, 2008, our investment in auction rate securities was classified as a long-term investment. The classification of the auction rate securities as long term investments is due to continuing auction failures, the securities’ stated maturity of greater than one year and the Company’s ability to hold such securities beyond one year. These investments are recorded at fair value. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the following periods:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance at the beginning of the period	$163,957	$—
Transfers in: auction rate securities with failed auctions	—	176,325
Transfers out: redemptions of called securities	(1,900)	(7,800)
Unrealized gains / (losses) included in other accumulated comprehensive income	77	(6,391)

Balance at the end of the period	$162,134	$162,134

We estimated the fair value of these auction rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. We estimated that the fair market value of these securities at September 30, 2008 was $162,134. For the three and nine months ended September 30, 2008, respectively, we recorded an unrealized gain of $77 ($46, net of tax) and a net unrealized loss of $6,391 ($3,790, net of tax) in other comprehensive income reported in the accompanying unaudited condensed consolidated statement of operations and comprehensive income. We concluded that the unrealized losses are temporary based on the following: (i) we believe that the decline in market value is due to general market conditions; (ii) the auction rate securities continue to be of high credit quality and interest is paid when due; and (iii) we have the intent and ability to hold the auction rate securities until a recovery in market value occurs. The fair value of these auction rate securities could change significantly in the future and we may be required to record additional unrealized losses or an other–than–temporary impairment charge against net income if there are further reductions in fair value in future periods.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), which addresses the application of SFAS 157 for illiquid financial instruments. The adoption of FSP FAS 157-3 did not change our valuation methodology or have an impact on our consolidated financial statements.

In addition to the debt securities noted above, we had approximately $16,457 of time deposits included in cash and cash equivalents and short-term investments as of September 30, 2008.

Below is a summary of our investments of available-for-sale securities in an unrealized loss position as of September 30, 2008:

	Number of Holdings	Market Value	Unrealized Loss
Investments in an unrealized loss position:
Less than 12 months	34	$162,134	$6,391
12 months or longer	—	—	—

As of December 31, 2007, we did not have any available-for-sale securities in an unrealized loss position. As of September 30, 2008 and December 31, 2007, none of our investments in time deposits were in an unrealized loss position.

In October 2008, we received an offer from one of our investment providers, to sell at par value our auction rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012. The offer is non-transferable and expires on November 14, 2008. The acceptance of the offer will likely result in an adjustment to our operating results for the difference between the fair value of the offer, which will likely approximate the unrealized loss, and the unrealized loss on the auction rate securities held. We are in the process of evaluating the offer and its related impact on our consolidated financial statements.

Note 4 — Income Taxes

Our Indian subsidiaries (collectively referred to as “Cognizant India”) are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. In May 2008, the Indian government extended the tax holidays for STPs by one year from March 31, 2009 to March 31, 2010. In addition, we have located several new development centers in areas designated as Special Economic Zones (“SEZ”). Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. The incremental Indian taxes related to the taxable STPs, for which the income tax holiday has expired, have been incorporated into our effective income tax rate for 2008. The effective tax rate of 15.3% and 16.0% for the three months and nine months ended September 30, 2008 increased from 13.9% and 15.3% for the three and nine months ended September 30, 2007, respectively. The increase in the effective income tax is primarily attributed to a net benefit recorded during the second quarter of 2007 for the effective settlement of certain foreign income tax positions. Excluding discrete items, the effective rate for the nine months ended September 30, 2008 and 2007 was 16.1% and 16.4%, respectively. This decrease was primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenues falling under the income tax holiday, growth in tax jurisdictions in Europe with lower income tax rates than the United States and net reductions in statutory income tax rates, primarily in Europe. The principal difference between the income tax rates for the 2008 and 2007 periods and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). The MAT may be credited against Indian income taxes due in future years. We have recorded a deferred income tax asset for taxes due under the MAT.

Note 5 — Commitments and Contingencies

As of September 30, 2008, we had outstanding fixed capital commitments of approximately $73,252 related to our India development center expansion program.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our business, financial condition and results of operations. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our software development and maintenance services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would have a material adverse effect on our business, results of operations and financial condition.

Note 6 — Segment Information

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

Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of our IT development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the related stock-based Indian fringe benefit tax are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three months and nine months ended September 30, 2008 and 2007, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Financial Services	$339,004	$260,673	$945,545	$717,911
Healthcare	174,183	130,414	498,335	359,080
Manufacturing/Retail/Logistics	115,395	86,452	319,752	233,449
Other	106,144	81,298	299,627	225,181

Total revenues	$734,726	$558,837	$2,063,259	$1,535,621

Segment Operating Profit:
Financial Services	$113,981	$94,675	$327,162	$249,752
Healthcare	66,783	54,707	197,847	135,967
Manufacturing/Retail/Logistics	32,955	31,414	104,551	76,741
Other	33,885	29,215	103,216	80,801

Total segment operating profit	247,604	210,011	732,776	543,261
Less: unallocated costs(1)	104,973	108,881	358,772	267,858

Income from operations	$142,631	$101,130	$374,004	$275,403

(1)	Includes $9,509 and $32,957 of stock-based compensation expense and $660 and $7,492 of stock-based Indian fringe benefit tax expense for the three months and nine months ended September 30, 2008, respectively, and $9,155 and $26,105 of stock-based compensation expense for the three months and nine months ended September 30, 2007, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues(1)
North America(2)	$577,109	$458,208	$1,627,226	$1,284,526
Europe(3)	145,028	94,197	405,188	234,686
Asia	12,589	6,432	30,845	16,409

Total	$734,726	$558,837	$2,063,259	$1,535,621

			As of September 30, 2008	As of December 31, 2007
Long-lived Assets(4)
North America(2)			$11,207	$12,860
Europe			2,809	1,873
Asia(5)			439,334	341,314

Total			$453,350	$356,047

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $88,621 and $59,869 and $245,794 and $150,194 for the three months and nine months ended September 30, 2008 and 2007, respectively.
(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(5)	Substantially all of these long-lived assets relate to our operations in India.

Note 7 — Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157–2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non–financial assets and non–financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. Refer to Note 3 – Cash Equivalents and Short and Long-Term Investments for additional information regarding adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for our financial statements beginning January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. Effective January 1, 2008, we adopted SFAS No. 159 and have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for periods beginning January 1, 2009. We are currently evaluating the potential impact that SFAS No. 160 will have on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three and nine months ended September 30, 2008, our revenue increased to $734.7 million and $2,063.3 million compared to $558.8 million and $1,535.6 million during the three and nine months ended September 30, 2007. Net income increased to $112.8 million and $318.6 million, respectively, or $0.38 and $1.06 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense, net of tax, equal to $0.02 and $0.12 per diluted share, during the three months and nine months ended September 30, 2008. This is compared to net income of $96.2 million and $253.9 million, respectively, or $0.32 and $0.83 per diluted share, including stock-based compensation expense, net of tax, equal to $0.02 and $0.07 per diluted share, during the three months and nine months ended September 30, 2007. The key drivers of our revenue growth during the quarter ended September 30, 2008 were as follows:

•	greater penetration of the European market, where we experienced revenue growth of 54% for the quarter as compared to the quarter ended September 30, 2007;

•

strong performance across all our business segments, each of which had revenue growth equal to or greater than 30% for the quarter as compared to the quarter ended September 30, 2007, and each segment experienced solid sequential revenue growth from the quarter ended June 30, 2008, which was as follows: 7.9% for Financial Services; 5.9% for Healthcare; 8.0% for Manufacturing/Retail/Logistics and 6.3% for Other;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, enterprise resource planning or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the quarter with 551 active clients compared to 445 as of September 30, 2007 and increased the number of strategic clients by six during the quarter bringing the total number of our strategic clients to 124. We define a strategic client as one offering the potential to generate between $5 million and $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 19.0% and 29.7%, respectively, of our total revenues during the quarter ended September 30, 2008 as compared to approximately 23.6% and 34.2%, respectively, for the quarter ended September 30, 2007. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

In Europe, we continue to experience solid growth. During the quarter ended September 30, 2008, our revenue from European customers increased by 54% to approximately $145.0 million compared to approximately $94.2 million in the quarter ended September 30, 2007. For the quarter ended September 30, 2008, revenue from Europe, excluding the UK, increased by approximately $22.1 million from approximately $34.3 million in the quarter ended September 30, 2007 to approximately $56.4 million. Europe will continue to be an area of heavy investment for us for the remainder of the year and in 2009 as we see this region as a growth opportunity for the long term.

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

Our Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other business segments reported sequential revenue growth of 7.9%, 5.9%, 8.0% and 6.3%, respectively, from the quarter ended June 30, 2008. Contractions in the credit markets, increases in borrowing rates, a slowdown in the U.S. housing market, currency fluctuation and other factors have all led to increasingly volatile capital markets over the course of the year and the increasing likelihood of a recession that could negatively impact our clients and their ability to pay for services. In addition, we expect that the slowing economy may negatively impact growth across all of our business segments in the near term. This negative trend towards reduced spending is partially mitigated by the fact that we expect the slowing economy will encourage certain companies to utilize the on-site/offshore delivery model as a means to reduce overall IT costs. We have reduced our original hiring plans for 2008 in response to the lower than originally anticipated growth during 2008. Additionally, we intend to continue to closely monitor economic conditions, client spending and other factors and seek to take actions available to us to respond to changing conditions.

Our operating margin increased to approximately 19.4% for the quarter ended September 30, 2008 compared to 18.1% for the quarter ended September 30, 2007. Excluding stock-based compensation costs of approximately $9.5 million and stock-based Indian fringe benefit tax expense of $0.7 million, operating margin for the quarter ended September 30, 2008 was approximately 20.8%. This was above our historic targeted operating margin range, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues and was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of revenue growth outpacing our headcount growth partially offset by an increase in compensation costs. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2008, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

During 2007 and the first quarter of 2008, we experienced pressure on our cost structure due to the appreciation of the Indian rupee versus the U.S. dollar on a year-over-year basis. This is in addition to the continuing wage inflation, primarily in India, that we have experienced over the last several years. However, for the quarter ended September 30, 2008, the Indian rupee depreciated against the U.S. dollar, favorably impacting our operating margin by approximately 188 basis points or 1.88%. Each additional 1% change in the Indian rupee will have the effect of changing our operating margin by approximately 26 basis points or 0.26 percentage points. During the third quarter of 2008, approximately 29% of our global costs were denominated in the Indian rupee. During the remainder of 2008, we expect to continue to optimize the global utilization rates of our technical staff and control discretionary spending in response to the uncertain global economic environment. Accordingly, we believe this balanced approach will permit us to continue to maintain operating margins in our historic targeted operating margin range, which excludes stock compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues and permit us to continue to make the necessary investments to continue to grow the Company.

We finished the third quarter of 2008 with total headcount of approximately 59,500, an increase of approximately 10,600 over the total headcount at September 30, 2007. The increases in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2008. Annualized turnover, including both voluntary and involuntary, was approximately 17.6% during the three months ended September 30, 2008. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represented less than 20% of our total operating expenses for the three months ended September 30, 2008.

Our current India real estate development program now includes planned construction of approximately 4.3 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330 million on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. During 2008, we plan to spend approximately $225 million for capital expenditures, the majority of which relates to our India real estate development program.

At September 30, 2008, we had cash and cash equivalents and short-term investments of $595.4 million and working capital of $975.3 million. Accordingly, we do not anticipate any near-term liquidity issues.

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

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts that are fixed-priced contracts are recognized as the service is performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews total expected labor costs on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our unaudited condensed consolidated statements of operations. Contract losses for the 2008 and 2007 periods presented were immaterial.

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

Our Indian subsidiaries, collectively referred to as Cognizant India, are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. In May 2008, the Indian government extended the tax holidays for STPs by one year from March 31, 2009 to March 31, 2010. The incremental Indian taxes related to the taxable STPs, for which the income tax holiday has expired, have been incorporated into our effective income tax rate for 2008. In anticipation of the complete phase out of the tax holidays in March 2010, we will continue to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of September 30, 2008) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

Short-term and Long-term Investments. As of September 30, 2008, we had $26.1 million and $162.1 million in short-term and long-term investments, respectively. We have historically invested these amounts in municipal debt securities with interest rates that reset through a Dutch auction process and in corporate notes and bonds, U.S. government agencies, bank time deposits and commercial paper meeting certain criteria. We classify our marketable and debt securities as available-for-sale at the time of purchase and evaluate such designation as of each balance sheet date. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. An impairment charge would be recorded to the extent that the carrying value of our available-for-sale securities exceeds the fair market value of the securities and the decline in value is determined to be other-than-temporary.

Determining the fair value of our investment in auction rate securities with unobservable inputs that are supported by little or no market activity requires judgment, including determining the appropriate holding period and discount rate to be used in valuing such securities. We value our investment in auction rate securities using a discounted cash flow analysis which incorporates the following key inputs: (i) the underlying structure of each security; (ii) frequency and amounts of cash flows; (iii) expected holding period for the security; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. In estimating the holding period, we considered the current developments in the auction rate market including: our ability to hold the securities for such period of time, recent calls of auction rate securities by issuers and the possible reestablishment of an active market for the auction rate securities that we hold. Based upon these factors, we used a holding period of five years for securities with a stated maturity beyond five years, which represents the period of time we anticipate will elapse before a liquidity event will occur. An increase or decrease in the holding period by two years would change the fair value of our investment in auction rate securities by approximately $2 million. We derive the discount rate by considering observable interest rate yields for bonds supported by student loans and pricing of new bond issuances, and adding an illiquidity premium to such rates. The illiquidity premium was estimated by management considering current market conditions, including very limited recent trading activity for auction rate securities. As of September 30, 2008, we used a weighted-average illiquidity premium of 350 basis points, up from 150 as of June 30, 2008. The increase in the illiquidity premium was precipitated by illiquidity issues in the overall credit and capital markets resulting from recent additional volatility and uncertainty in the credit and money markets. An increase or decrease to the illiquidity premium of 100 basis points would change the estimated fair value of our investment in auction rate securities by approximately $7 million. The increase in the illiquidity premium was mitigated by an increase in the cash flows resulting from an increase in the index rates on which our investments are benchmarked. The collapse of the market for auction rate securities occurred in the first quarter of 2008. However, we anticipate there will be ongoing developments in the market for the auction rate securities that we hold. Accordingly, our estimates of the expected holding period and illiquidity premium used in valuing such securities are reasonably likely to change in the short-term.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of September 30, 2008, our goodwill balance was approximately $156.3 million.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended September 30:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues	Increase/ (Decrease)	% Increase/ (Decrease)
Revenues	$734,726	100.0%	$558,837	100.0%	$175,889	31.5%
Operating Expenses:
Cost of revenues (1)	405,936	55.2	317,286	56.8	88,650	27.9
Selling, general and administrative expenses(2)	166,685	22.7	126,551	22.6	40,134	31.7
Depreciation and amortization expense	19,474	2.7	13,870	2.5	5,604	40.4

Income from operations	142,631	19.4%	101,130	18.1%	41,501	41.0

Other income (expense), net	(9,433)		10,561		(19,994)	(189.3)
Provision for income taxes	20,370		15,537		4,833	31.1

Net income	$112,828	15.4%	$96,154	17.2%	16,674	17.3%

(1)	Includes stock-based compensation expense of $4,434 in 2008 and $4,315 in 2007, and stock-based Indian fringe benefit tax expense of $200 in 2008 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $5,075 in 2008 and $4,840 in 2007, and stock-based Indian fringe benefit tax expense of $460 in 2008 and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the three months ended September 30:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues
Income from operations, as reported	$142,631	19.4%	$101,130	18.1%
Add: stock-based compensation expense	9,509	1.3	9,155	1.6%
Add: stock-based Indian fringe benefit tax expense	660	0.1	—	—

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$152,800	20.8%	$110,285	19.7%

Revenue. Revenue increased by 31.5%, or approximately $175.9 million, from approximately $558.8 million during the three months ended September 30, 2007 to approximately $734.7 million during the three months ended September 30, 2008. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued interest in using the on-site/offshore delivery model as a means to reduce overall IT costs and greater penetration in the European market. Revenue from customers existing as of September 30, 2007 increased by approximately $117.9 million and revenue from new customers added since September 30, 2007 was approximately $58.0 million or approximately 32.9% of the period over period revenue increase and 7.9% of total revenues for the three months ended September 30, 2008. In addition, revenue from European customers for the quarter ended September 30, 2008 increased by $50.8 million over the comparable 2007 quarter. We had approximately 551 active clients as of September 30, 2008 as compared to 445 active clients as of September 30, 2007. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services with all of our business segments experiencing revenue growth between approximately 30.0% and 33.6% over the comparable 2007 quarter. Revenue from our Healthcare business segment increased by 33.6%, or approximately $43.8 million, as compared to the three months ended September 30, 2007. In addition, our Financial Services and Retail/Manufacturing/Logistics business segments accounted for approximately $78.3 million and $28.9 million, respectively, of the $175.9 million increase in revenue. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 26.4% and 36.4%, respectively, compared to the quarter ended September 30, 2007 and represented approximately 47.0% and 53.0%, respectively, of total revenues for the quarter ended September 30, 2008. No customer accounted for sales in excess of 10% of revenues during the quarter ended September 30, 2008 or 2007.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 27.9%, or approximately $88.7 million, from approximately $317.3 million during the three months ended September 30, 2007 to approximately $405.9 million during the three months ended September 30, 2008. The increase was primarily due to higher compensation and benefits costs of approximately $70.2 million resulting from the increase in the number of technical personnel partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 32.6%, or approximately $45.7 million, from approximately $140.4 million during the three months ended September 30, 2007 to approximately $186.2 million during the three months ended September 30, 2008, and increased as a percentage of revenue from 25.1% to 25.3%. The percentage increase was due primarily to an increase in depreciation and amortization expense, expenses related to the expansion of our infrastructure investments required to support our revenue growth offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar.

Income from Operations. Income from operations increased 41.0%, or approximately $41.5 million, from approximately $101.1 million during the three months ended September 30, 2007 to approximately $142.6 million during the three months ended September 30, 2008, representing operating margins of 18.1% and 19.4% of revenues, respectively. The increase in operating margin was due primarily to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of revenue growth outpacing our headcount growth during the quarter partially offset by increased compensation costs. Excluding stock-based compensation expense of $9.5 million and stock-based Indian fringe benefit tax expense of $0.7 million in 2008 and stock-based compensation of $9.2 million in 2007, operating margin for the three months ended September 30, 2008 and September 30, 2007 was 20.8% and 19.7% of revenues, respectively.

Other Income (Expense), Net. Other income (expense), net decreased from $10.6 million of income to $9.4 million of expense or by $20.0 million and consists primarily of interest income and foreign currency gains or losses. This $20.0 million decrease is attributed to a period over period decrease of $17.4 million in foreign currency income attributed to the remeasurement of certain balance sheet accounts for movements in foreign currency rates, primarily the strengthening of the U.S. dollar against the British pound, euro and Indian rupee, and a reduction of $2.6 million in interest income, from approximately $7.9 million during the three months ended September 30, 2007 to $5.3 million during the three months ended September 30, 2008. The foreign currency losses were approximately $14.8 million, which are primarily attributed to U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency for Cognizant India. The decrease in interest income is primarily due to lower average short-term interest rates and lower average invested balances in 2008 compared to 2007.

Provision for Income Taxes. The provision for income taxes increased from approximately $15.5 million during the three months ended September 30, 2007 to approximately $20.4 million during the three months ended September 30, 2008. The effective tax rate of 13.9% for the three months ended September 30, 2007 increased to 15.3% for the three months ended September 30, 2008. The increase in our effective income tax rate is primarily attributed to a net benefit recorded in the prior year period for the effective settlement of certain foreign income tax positions. Excluding discrete items, our effective tax rate was 16.4% and 15.9% for the quarter ending September 30, 2007 and 2008, respectively. This decrease was primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenues falling under the income tax holiday, growth in countries whose tax rates are lower than the United States and net reductions in statutory income tax rates, primarily in Europe.

Net Income. Net income increased from approximately $96.2 million for the three months ended September 30, 2007 to approximately $112.8 million for the three months ended September 30, 2008, representing 17.2% and 15.4% of revenues, respectively. The decrease in net income as a percentage of revenues is primarily attributed to the increase in foreign currency losses and a decrease in interest income partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues	Increase/ (Decrease)	% Increase/ (Decrease
Revenues	$2,063,259	100.0%	$1,535,621	100.0%	$527,638	34.4%
Operating Expenses:
Cost of revenues (1)	1,153,068	55.9	864,521	56.3	288,547	33.4
Selling, general and administrative (2)	482,643	23.4	356,514	23.2	126,129	35.4
Depreciation and amortization	53,544	2.6	39,183	2.6	14,361	36.7

Income from operations	374,004	18.1%	275,403	17.9%	98,601	35.8

Other income (expense), net	5,120		24,194		(19,074)	(78.8)
Provision for income taxes	60,567		45,720		14,847	32.5

Net income	$318,557	15.4%	$253,877	16.5%	64,680	25.5%

(1)	Includes stock-based compensation expense of $14,688 in 2008 and $12,411 in 2007, and stock-based Indian fringe benefit tax expense of $2,709 in 2008 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $18,269 in 2008 and $13,694 in 2007, and stock-based Indian fringe benefit tax expense of $4,783 in 2008 and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the nine months ended September 30:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues
Income from operations, as reported	$374,004	18.1%	$275,403	17.9%
Add: stock-based compensation expense	32,957	1.6	26,105	1.7%
Add: stock-based Indian fringe benefit tax expense	7,492	0.4	—	—

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$414,453	20.1%	$301,508	19.6%

Revenue. Revenue increased by 34.4%, or approximately $527.6 million, from approximately $1,535.6 million during the nine months ended September 30, 2007 to approximately $2,063.3 million during the nine months ended September 30, 2008. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued interest in using the on-site/offshore delivery model as a means to reduce overall IT costs and greater penetration in the European market. Revenue from customers existing as of September 30, 2007 increased by approximately $412.9 million and revenue from new customers added since September 30, 2007 was approximately $114.7 million or approximately 21.8% of the period over period revenue increase and 5.6% of total revenues for the nine months ended September 30, 2008. In addition, revenue from European customers during the nine months ended September 30, 2008 increased by $170.5 million over the comparable nine-month period in 2007. We had approximately 551 active clients as of September 30, 2008 as compared to 445 active clients as of September 30, 2007. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $227.6 million and $139.3 million, respectively, of the $527.6 million increase. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 33.0% and 35.6%, respectively, compared to the nine months ended September 30, 2007 and represented approximately 47.5% and 52.5%, respectively, of total revenues for the nine months ended September 30, 2008. No customer accounted for sales in excess of 10% of revenues during the nine months ended September 30, 2008 or 2007.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 33.4%, or approximately $288.5 million, from approximately $864.5 million during the nine months ended September 30, 2007 to approximately $1,153.1 million during the nine months ended September 30, 2008. The increase was primarily due to higher compensation and benefits costs of approximately $264.4 million, primarily resulting from the increase in the number of technical personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 35.5%, or approximately $140.5 million, from approximately $395.7 million during the nine months ended September 30, 2007 to approximately $536.2 million during the nine months ended September 30, 2008, and increased as a percentage of revenue from 25.8% to 26.0%. As a percentage of revenues, the increase was due primarily to increases in stock based compensation costs of $4.6 million and stock-based Indian fringe benefit tax expense of $4.7 million.

Income from Operations. Income from operations increased 35.8%, or approximately $98.6 million, from approximately $275.4 million during the nine months ended September 30, 2007 to approximately $374.0 million during the nine months ended September 30, 2008, representing operating margins of 17.9% and 18.1% of revenues, respectively. The increase in operating margin was due primarily to revenue growth outpacing our headcount growth, partially offset by an increase in stock-based compensation costs and the related stock-based Indian fringe benefit tax expense of approximately $14.3 million. Excluding stock-based compensation expense and the related stock-based Indian fringe benefit tax expense of $40.4 million in 2008 and $26.1 million in 2007, operating margin for the nine months ended September 30, 2008 and 2007 was 20.1% and 19.6%, respectively.

Other Income (Expense), Net. Other income (expense), net decreased from $24.2 million to $5.1 million or by $19.1 million and consists primarily of interest income and foreign currency gains or losses. This $19.1 million decrease is attributed to a decrease of approximately $14.6 million in other income due to remeasurement of certain balance sheet accounts for movements in foreign currency rates, primarily the strengthening of the U.S. dollar against the British pound, euro and Indian rupee, as well as a reduction in interest income of $4.6 million from $21.0 million during the nine months ended September 30, 2007 to approximately $16.4 million during the nine months ended September 30, 2008. We recorded foreign currency losses aggregating approximately $11.4 million that were primarily attributed to U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency for Cognizant India. The decrease in interest income is primarily due to lower average short-term interest rates and lower average invested balances in 2008 compared to 2007.

Provision for Income Taxes. The provision for income taxes increased from approximately $45.7 million during the nine months ended September 30, 2007 to approximately $60.6 million during the nine months ended September 30, 2008. The effective tax rate of 15.3% for the nine months ended September 30, 2007 increased to 16.0% for the nine months ended September 30, 2008. The increase in our effective income tax rate is primarily attributed to a net benefit recorded in the prior year period for the effective settlement of certain foreign income tax positions. Excluding discrete items, our effective tax rate was 16.4% and 16.1% for the nine months ending September 30, 2007 and 2008, respectively. This decrease was primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenues falling under the income tax holiday, growth in countries whose tax rates are less than the United States and net reductions in statutory income tax rates, primarily in Europe.

Net Income. Net income increased from approximately $253.9 million for the nine months ended September 30, 2007 to approximately $318.6 million for the nine months ended September 30, 2008, representing 16.5% and 15.4% of revenues, respectively. The decrease as a percentage of revenue is primarily attributed to an increase in stock-based compensation costs and the related stock-based Indian fringe benefit tax expense, a period over period decrease in foreign exchange earnings, lower interest income, and an increase in our effective income tax rate offset by revenue growth outpacing our headcount growth.

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

As of September 30, 2008, we had 551 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the three and nine month periods ended September 30, 2008 and 2007, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other reportable segments for the three months ended September 30, 2008 and 2007 are as follows:

(Dollars in thousands)

	September 30, 2008	September 30, 2007	Increase	%
Revenues:
Financial Services	$339,004	$260,673	$78,331	30.0%
Healthcare	174,183	130,414	43,769	33.6
Manufacturing/Retail/Logistics	115,395	86,452	28,943	33.5
Other	106,144	81,298	24,846	30.6

Total Revenues	$734,726	$558,837	$175,889	31.5%

Segment Operating Profit:
Financial Services	$113,981	$94,675	$19,306	20.4%
Healthcare	66,783	54,707	12,076	22.1
Manufacturing/Retail/Logistics	32,955	31,414	1,541	4.9
Other	33,885	29,215	4,670	16.0

Total Segment Operating Profit	$247,604	$210,011	$37,593	17.9%

Financial Services Segment

Revenue. Revenue increased by 30.0%, or approximately $78.3 million, from approximately $260.7 million during the three months ended September 30, 2007 to approximately $339.0 million during the three months ended September 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2007 and customers added since such date was approximately $67.2 million and approximately $11.1 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $52.6 million over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 20.4%, or approximately $19.3 million, from approximately $94.7 million during the three months ended September 30, 2007 to approximately $114.0 million during the three months ended September 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee, offset by additional headcount to support our revenue growth, a change in the methodology for allocation of costs associated with trainees and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 33.6%, or approximately $43.8 million, from approximately $130.4 million during the three months ended September 30, 2007 to approximately $174.2 million during the three months ended September 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2007 and customers added since such date was approximately $28.6 million and approximately $15.2 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $29.0 million over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 22.1%, or approximately $12.1 million, from approximately $54.7 million during the three months ended September 30, 2007 to approximately $66.8 million during the three months ended September 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee, offset by additional headcount to support our revenue growth, a change in the methodology for allocation of costs associated with trainees and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 33.5%, or approximately $29.0 million, from approximately $86.5 million during the three months ended September 30, 2007 to approximately $115.4 million during the three months ended September 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2007 and customers added since such date was approximately $14.6 million and approximately $14.4 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 4.9%, or approximately $1.5 million, from approximately $31.4 million during the three months ended September 30, 2007 to approximately $32.9 million during the three months ended September 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee, offset by additional headcount to support our revenue growth, a change in the methodology for allocation of costs associated with trainees and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 30.6%, or approximately $24.8 million, from approximately $81.3 million during the three months ended September 30, 2007 to approximately $106.1 million during the three months ended September 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2007 and customers added since such date was approximately $7.5 million and approximately $17.3 million, respectively. Within the Other segment, growth was particularly strong among our media and information services customers, where revenue increased by approximately $12.8 million over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 16.0%, or approximately $4.7 million from approximately $29.2 million during the three months ended September 30, 2007 to approximately $33.9 million during the three months ended September 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee offset by additional headcount to support our revenue growth, a change in the methodology for allocation of costs associated with trainees and wage inflation, primarily in India.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other reportable segments for the nine months ended September 30, 2008 and 2007 are as follows:

(Dollars in thousands)

	September 30, 2008	September 30, 2007	Increase	%
Revenues:
Financial Services	$945,545	$717,911	$227,634	31.7%
Healthcare	498,335	359,080	139,255	38.8
Manufacturing/Retail/Logistics	319,752	233,449	86,303	37.0
Other	299,627	225,181	74,446	33.1

Total revenues	$2,063,259	$1,535,621	$527,638	34.4%

Segment Operating Profit:
Financial Services	$327,162	$249,752	$77,410	31.0%
Healthcare	197,847	135,967	61,880	45.5
Manufacturing/Retail/Logistics	104,551	76,741	27,810	36.2
Other	103,216	80,801	22,415	27.7

Total segment operating profit	$732,776	$543,261	$189,515	34.9%

Financial Services Segment

Revenue. Revenue increased by 31.7%, or approximately $227.6 million, from approximately $717.9 million during the nine months ended September 30, 2007 to approximately $945.5 million during the nine months ended September 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2007 and customers added since such date was approximately $211.8 million and approximately $15.8 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $164.0 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 31.0%, or approximately $77.4 million, from approximately $249.8 million during the nine months ended September 30, 2007 to approximately $327.2 million during the nine months ended September 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues offset by additional headcount to support our revenue growth and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 38.8%, or approximately $139.3 million, from approximately $359.1 million during the nine months ended September 30, 2007 to approximately $498.3 million during the nine months ended September 30, 2008. The increase in revenue was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2007 and customers added since such date was approximately $106.1 million and approximately $33.2 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $96.8 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 45.5%, or approximately $61.9 million, from approximately $135.9 million during the nine months ended September 30, 2007 to approximately $197.8 million during the nine months ended September 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments, partially offset by additional headcount to support our revenue growth and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 37.0%, or approximately $86.3 million, from approximately $233.4 million during the nine months ended September 30, 2007 to approximately $319.8 million during the nine months ended September 30, 2008. The increase in revenue within the manufacturing, logistics and retail groups was driven by continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2007 and customers added since such date was approximately $57.1 million and approximately $29.2 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 36.2%, or approximately $27.8 million, from approximately $76.7 million during the nine months ended September 30, 2007 to approximately $104.5 million during the nine months ended September 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues offset by additional headcount to support our revenue growth and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 33.1%, or approximately $74.4 million, from approximately $225.2 million during the nine months ended September 30, 2007 to approximately $299.6 million during the nine months ended September 30, 2008. The increase in revenue was primarily due to continued expansion of existing customer relationships as well as new customers. The increase in revenue from customers existing as of September 30, 2007 and customers added since such date was approximately $37.9 million and approximately $36.5 million, respectively. Within the Other segment, growth was particularly strong among our high technology customers, where revenue increased approximately $35.3 million over last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment and greater acceptance of the onsite/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 27.7%, or approximately $22.4 million from approximately $80.8 million during the nine months ended September 30, 2007 to approximately $103.2 million during the nine months ended September 30, 2008. The increase in segment operating profit was attributable primarily to increased revenues offset by additional headcount to support our revenue growth and wage inflation, primarily in India.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents and short-term investments of $595.4 million. We have used, and plan to use, such cash for: (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; (v) stock repurchases and (vi) general corporate purposes, including working capital. As of September 30, 2008, we had working capital of approximately $975.3 million as compared to working capital of approximately $901.5 million as of December 31, 2007. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $236.8 million during the nine months ended September 30, 2008 as compared to approximately $194.4 million during the nine months ended September 30, 2007. The increase is primarily attributed to the increase in net income in 2008 partially offset by investments in working capital. Trade accounts receivable increased from approximately $383.0 million at December 31, 2007 to approximately $528.6 million at September 30, 2008. Unbilled accounts receivable increased from approximately $53.5 million at December 31, 2007 to approximately $71.3 million at September 30, 2008. The increase in trade accounts receivable and unbilled receivables as of September 30, 2008 was due primarily to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At September 30, 2008, our days of sales outstanding, including unbilled receivables, were approximately 75 days as compared to 67 days at December 31, 2007 and 71 days as of September 30, 2007.

Our investing activities used cash of approximately $33.5 million during the nine months ended September 30, 2008 as compared to a net use of cash of approximately $251.2 million during the nine months ended September 30, 2007. The decrease in net cash used in investing activities primarily relates to the sale of a portion of our auction rate securities investments and subsequent reinvestment of the proceeds into cash and cash equivalents during the year partially offset by increased capital expenditure spending in 2008 to expand our offshore IT development centers and increased payments for acquisitions.

Our financing activities provided net cash of approximately $37.2 million during the nine months ended September 30, 2008 as compared to approximately $84.3 million during the nine months ended September 30, 2007. The decrease relates to the lower levels of excess income tax benefits generated on stock option exercises in 2008 and the repurchase of $27.8 million of our common stock.

As of September 30, 2008, our long-term investments included $162.1 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program (FFELP). Since February 14, 2008, auctions failed for all the auction rate securities still in our portfolio as of September 30, 2008. The current instability in the credit markets has affected our ability to liquidate these securities in the short term.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. During the nine months ended September 30, 2008, we recognized a pre-tax unrealized loss of $6.4 million relating to these securities, which we believe is not other-than-temporary and was recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if such losses become other-than-temporary in the future, we would record an impairment charge against net income at that time.

We believe we will be able to recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral, substantially backed by FFELP, (ii) the AAA credit rating of the securities held by us, (iii) recent news that certain municipal issuers of auction rate securities with failed auctions have announced plans to call such securities and (iv) recent calls and announcements of calls of securities held by us. All of the auction-rate municipal debt securities held by us are callable by the issuer at par. If future auctions continue to fail, we believe the issuers of the auction rate securities held by us will likely continue to call these securities to avoid paying the higher penalty interest rates associated with failed auctions. However, it could take until the final maturity of the underlying securities (up to 33 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to execute current and planned operations and needs for at least the next 12 months.

In October 2008, we received an offer from one of our investment providers, to sell at par value our auction rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012. The offer is non-transferable and expires on November 14, 2008. The acceptance of the offer will likely result in an adjustment to our operating results for the difference between the fair value of the offer, which will likely approximate the unrealized loss, and the unrealized loss on the auction rate securities held. We are in the process of evaluating the offer and its related impact on our consolidated financial statements.

Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond a 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent to permanently reinvest earnings from India, our continued ability to hold our auction rate securities beyond a twelve month period and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all. We expect our operating cash flow, cash and cash equivalents are sufficient to meet our operating requirements for the next twelve months.

Commitments and Contingencies

Our current India real estate development program now includes planned construction of approximately 4.3 million feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330 million on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. As of September 30, 2008, we had outstanding fixed capital commitments of approximately $73.3 million related to our India development center expansion program.

In connection with the acquisition of substantially all the assets of Strategic Vision Consulting, Inc. (“SVC”), additional purchase price, not to exceed $14.0 million, is contingent on SVC achieving certain financial and operating targets during an earn-out period. We will fund such payment, if any, from operating cash flow. Contingent purchase price payments relating to acquisitions are recorded when the contingencies are resolved. The contingent consideration, if paid, will be recorded as an additional element of the cost of the acquired company.

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

Foreign Currency Translation

Overall, we believe that we have limited revenue risk resulting from movement in foreign exchange rates as approximately 78.5% of our revenues for the quarter ended September 30, 2008 are generated from customers located in North America. However, a portion of our costs in India, representing approximately 29% of our global operating costs for the quarter ended September 30, 2008, are denominated in the Indian rupee and subject to foreign exchange rate fluctuations, which has an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign exchange transaction gains and losses. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), which addresses the application of SFAS 157 for illiquid financial instruments. The adoption of FSP FAS 157-3 did not change our valuation methodology or have an impact on our consolidated financial statements.

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

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. We have experienced wage inflation in India; however, this has not had a material impact on our results of operations as Indian wages represented less than 20% of our total operating expenses for the three months ended September 30, 2008.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “could,” “would,” “plan,” “ intend,” “estimate,” “predict,” “potential,” “continue,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, earnings, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Item 1A. “Risk Factors”.

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

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term and long-term investments. As of September 30, 2008, we had $757.5 million of cash and cash equivalents and short-term and long-term investments which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

As of September 30, 2008, our long-term investments included $162.1 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program (FFELP). Since February 14, 2008, auctions failed for all the auction rate securities in our portfolio as of September 30, 2008. The current instability in the credit markets has affected our ability to liquidate these securities in the short term. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. During the nine months ended September 30, 2008, we recognized a pre-tax unrealized loss of $6.4 million relating to these securities, which we believe is not other-than-temporary and was recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if future losses become other-than-temporary, we would record an impairment charge against net income at that time.

In October 2008, we received an offer from one of our investment providers, to sell at par value our auction rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012. The offer is non-transferable and expires on November 14, 2008. The acceptance of the offer will likely result in an adjustment to our operating results for the difference between the fair value of the offer, which will likely approximate the unrealized loss, and the unrealized loss on the auction rate securities held. We are in the process of evaluating the offer and its related impact on our consolidated financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to continue to develop and expand our offshore facilities in India where, as of September 30, 2008, a majority of our technical professionals are located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

India has also experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India-Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq. If India were to become engaged in armed hostilities, particularly if these hostilities were protracted or involved the threat of or use of weapons of mass destruction, our operations would be materially adversely affected. In addition, companies may decline to contract with us for services in light of international terrorist incidents or armed hostilities even where India is not involved because of more generalized concerns about relying on a service provider utilizing international resources.

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

As of September 30, 2008, we had contractual commitments of approximately $73.3 million related to capital expenditures on construction or expansion of our IT development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 21.1% of our revenues for the nine months ended September 30, 2008 and 17.2% of our revenues for the year ended December 31, 2007. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, a majority of our employees and almost all of our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance-sheet items originally denominated in other currencies. During the nine months ended September 30, 2008, the appreciation of the Indian rupee versus the U.S. dollar negatively impacted our operating margins by 21 basis points or 0.21 percentage point as compared to September 30, 2007. Additionally, other income (expense), net decreased by approximately $14.6 million during the nine months ended September 30, 2008 due to remeasurement of certain balance sheet accounts for movements in foreign currency rates, primarily the strengthening of the U.S. dollar against the British pound, euro and Indian rupee. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations of the Indian rupee versus the U.S. dollar, or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

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

For the nine months ended September 30, 2008 and the year ended December 31, 2007, we had an operating margin of 18.1% and 17.9%, respectively. Our operating margins have declined from our previous years historical levels as a result of the adoption on January 1, 2006 of SFAS No. 123R, which requires us to record stock compensation expense for equity-based compensation awards, primarily stock option grants by us, in our consolidated statement of operations effective January 1, 2006. In addition, effective April 1, 2007, the government in India has imposed a fringe benefit tax on the company for the income generated upon the exercise of stock options or vesting of performance stock units and restricted stock units for employees who worked in India during the vesting period for such award. Although we recover the fringe benefit tax from the employee’s proceeds upon sale or vesting of the stock-based compensation award, we are required under U.S. GAAP to record the fringe benefit tax as an operating expense, reducing our profitability, while the recovery of the fringe benefit tax by us from the employee is reported as an addition to additional paid-in capital. Our operating margin may decline further if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock compensation expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

Our future success will depend to a significant extent on our ability to attract, train and retain highly skilled IT development professionals. In particular, we need to attract, train and retain project managers, IT engineers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the United States, Europe and India with the advanced technological skills necessary to perform the services we offer. We have subcontracted, to a limited extent in the past, and may do so in the future, with other service providers in order to meet our obligations to our customers. Our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain technical personnel with the skills that keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. Further, we must train and manage our growing work force, requiring an increase in the level of responsibility for both existing and new management personnel. We cannot assure you that the management skills and systems currently in place will be adequate or that we will be able to train and assimilate new employees successfully. Our failure to attract, train and retain current or future employees could have a material adverse effect on our business, results of operations and financial condition.

Our growth may be hindered by immigration restrictions.

Our future success will depend on our ability to attract and retain employees with technical and project management skills from developing countries, especially India. The vast majority of our IT professionals in the United States and in Europe are Indian nationals. The ability of Indian nationals to work in the United States and Europe depends on their ability and our ability to obtain the necessary visas and work permits.

The H-1B visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and 20,000 for holders of advanced degrees from United States post-secondary educational institutions. For fiscal year 2009, CIS reached its general cap, as well as its cap for United States advanced degree holders on April 8, 2008. We will be able to file H-1B petitions with CIS against the fiscal year 2010 caps beginning April 1, 2009 for work in H-1B status beginning on October 1, 2010. However, as a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits. We are currently subject to such an investigation as described in the immediately following risk factor.

We also regularly transfer employees from India to the United States to work on projects and at client sites, using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre-approved by CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing the pre-approval process through CIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and CIS, which adjudicates petitions for initial grants and extensions of L-1 status, have become increasingly restrictive with respect to this category. As a result, the rate of refusals of initial L-1 petitions and of extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

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

We do not place L-1B workers at third party sites where they are under the primary supervision of a different employer, nor do we place L-1B workers at third party sites in an arrangement to provide labor for the third party, without providing a service involving our specialized knowledge. Since implementation of the new law, we consistently establish this fact to CIS’s satisfaction. However, if CIS and/or the United States Department of State, through its visa-issuing consular posts abroad, decide to interpret these provisions in a very restrictive fashion, this could impair our ability to staff our projects in the United States with resources from our entities abroad. In addition, CIS has not yet issued regulations governing these statutory provisions. If such regulations are restrictive in nature, this could impair our ability to staff our projects in the United States with resources from our entities abroad.

We also process immigrant visas for lawful permanent residence for employees to fill positions for which there is an insufficient number of able, willing, and qualified United States workers available to fill the positions. Compliance with existing United States immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

In addition to immigration restrictions in the United States, there are certain restrictions on transferring our employees to work in the United Kingdom, where we have experienced significant growth. The United Kingdom currently requires that employees who are not nationals of the European Economic Area (EEA), which includes nationals of all European Union countries (except Bulgaria and

Romania) plus Iceland, Norway, Liechtenstein, and Switzerland, obtain an intracompany transfer work permit before beginning to perform work. Under the work permit regulations, for us to transfer our non-EEA employees to the United Kingdom, we must demonstrate that the employee had been employed by us for at least six months prior to the transfer and that the position in the United Kingdom requires someone with either: (1) a United Kingdom equivalent degree level qualification; or (2) a Higher National Diploma (HND) level occupational qualification which is relevant to the UK position; or (3) a general HND level qualification, which is not relevant to the UK position, plus one year’s work experience doing the type of job for which the work permit is sought; or (4) at least three years of full time experience using high-level specialist skills acquired by performing the type of job for which the work permit is sought. Beginning late November 2008, a points-based immigration system will replace the current work permit system. Restrictions under both the current and proposed new immigration systems restrain our ability to add the skilled professionals we need for our operations in Europe and could have an adverse affect on our international strategy to expand our presence in Europe. As a result, the legislation in the United Kingdom could have a material adverse effect on our business, results of operations, and financial condition.

Immigration and work permit laws and regulations in the United States, the United Kingdom, and other countries are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. Immigration and work permit laws and regulations can be significantly affected by political forces and levels of economic activity. Our international expansion strategy and our business, results of operations, and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with IT professionals who are not citizens of the country where the work is to be performed.

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

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these regulations could harm our business.

Because we provide services to clients throughout the world, we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these laws or regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable regulatory requirements could have a material adverse effect on our business, results of operations and financial condition.

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

Legislation enacted in certain European jurisdictions and any future legislation in Europe, Japan or any other country in which we have clients restricting the performance of business process services from an offshore location could also have a material adverse effect on our business, results of operations and financial condition. For example, new legislation recently enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union, or EU, countries, and provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients who outsource business to us in the United Kingdom and other EU countries who have adopted similar laws. This legislation may materially affect our ability to obtain new business from companies in the United Kingdom and EU and to provide outsourced services to companies in the United Kingdom and EU in a cost-effective manner.

Hostilities involving the United States, the United Kingdom, and other countries in which we provide on-site services to our clients, and other acts of terrorism, violence or war could delay or reduce the number of new purchase orders we receive and impair our ability to service our customers, thereby adversely affecting our business, financial condition and results of operations.

Hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States, the United Kingdom, and other countries in which we provide on-site services to our clients could cause customers in these countries to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of September 30, 2008, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe were Indian nationals who were able to work in the United States and Europe only because they held current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

Approximately 79% of our revenues during the nine months ended September 30, 2008 were derived from customers located in North America. In the same period, approximately 20% of our revenues were derived from customers located in Europe. If the United States or European economy further weakens or slows, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any recession in the United States economy could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States. In addition, during the nine months ended September 30, 2008, we earned approximately 46% of our revenues from the financial services and insurance industries. Any significant decrease in the growth of the financial services industry, or significant consolidation in that industry or decrease in growth or consolidation in other industry segments on which we focus, could reduce the demand for our services and negatively affect our revenues and profitability.

If we are unable to collect our receivables from or bill our unbilled services to our clients, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties, including insolvency or bankruptcy, for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

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

Our Indian subsidiaries are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 31, 2010. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of September 30, 2008) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

In anticipation of the complete phase out of the tax holidays on March 31, 2010, we expect to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZ). Development centers operating in SEZs will be entitled to certain income tax incentives for periods of up to 15 years. In the past year, the Indian government announced a number of changes in its policies applicable to SEZs. The Indian government has discussed making further changes in the SEZ policies which could be adverse to our operations. Certain of our development centers currently operate in SEZs and many of our future planned development centers are likely to operate in SEZs. A change in the Indian government’s policies affecting SEZs in a manner that adversely impacts the incentives for establishing and operating facilities in SEZs could have a material adverse effect our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 26% of our revenues for the nine months ended September 30, 2008. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers generated approximately 19.6% of our revenues for the nine months ended September 30, 2008 and 24% of our revenues in the year ended December 31, 2007. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

We historically have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

•	the number, timing, scope and contractual terms of IT development and maintenance projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects; and

•	general economic conditions.

In addition, our future revenues, operating margins and profitability may fluctuate as a result of:

•	changes in pricing in response to customer demand and competitive pressures;

•	changes to the financial condition of our clients;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates, including the Indian rupee versus the U. S. dollar;

•	the timing of collection of accounts receivable;

•	enactment of new taxes, including fringe benefit taxes in India;

•	the timing of the exercise of stock-based compensation awards subject to the Indian fringe benefit tax;

•	changes in domestic and international income tax rates and regulations; and

•	changes to levels and types of stock-based compensation awards and assumptions used to determine the fair value of such awards.

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

Many of our engagements involve projects that are critical to the operations of our customers’ businesses and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit by contract our liability for damages arising from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that any contractual limitations on liability will be enforceable in all instances or will otherwise protect us from liability for damages.

In addition, we often have access to or are required to collect and store confidential client and customer data. If any person, including any of our employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liability to our clients or our clients’ customers for breaching contractual confidentiality provisions or privacy laws as well as liability and penalties in connection with any violation of applicable privacy laws. Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems, systems failure or otherwise, could damage our reputation and cause us to lose clients.

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

In 1996, The Dun & Bradstreet Corporation split itself into three separate companies: The Dun & Bradstreet Corporation, Cognizant Corporation and ACNielsen Corporation. In connection with the split-up transaction, The Dun & Bradstreet Corporation, Cognizant Corporation (renamed Nielsen Media Research), of which we were once a part, and ACNielsen Corporation (now a subsidiary of The Nielsen Company) entered into a distribution agreement. In the 1996 distribution agreement, each party assumed the liabilities relating to the businesses allocated to it and agreed to indemnify the other parties and their subsidiaries against those liabilities and certain other matters. The 1996 distribution agreement also prohibited each party thereto from distributing to its stockholders any business allocated to it unless the distributed business delivered undertakings agreeing to be jointly and severally liable to the other parties under the 1996 distribution agreement for the liabilities of the distributing parent company under the 1996 distribution agreement. IMS Health made such undertaking when it was spun off by Nielsen Media Research in 1998 and, accordingly, IMS Health and Nielsen Media Research are jointly and severally liable to R.H. Donnelly and ACNielsen for Cognizant Corporation obligations under the terms of the 1996 distribution agreement. IMS Health obtained similar undertakings from us as a condition to the distribution of our shares in the exchange offer pursuant to which IMS Health distributed all of our Class B common stock that IMS Health owned to its stockholders on February 13, 2003. IMS Health procured similar undertakings from us to Nielsen Media Research and Synavant Inc. with respect to liabilities allocated to IMS Health in connection with Nielsen Media Research’s spin-off of IMS Health and IMS Health’s spin-off of Synavant Inc. In connection with the exchange offer, we gave these undertakings and, as a result, we may be subject to claims in the future in relation to legacy liabilities.

Claims have arisen in the past and may arise in the future under the 1996 distribution agreement or the distribution agreements relating to Nielsen Media Research’s spin-off of IMS Health and IMS Health’s spin-off of Synavant Inc., in which case we may be jointly and severally liable for any losses suffered by the parties entitled to indemnification. IMS Health has agreed to indemnify us for any and all liabilities that arise out of our undertakings to be jointly and severally liable for these liabilities, but if for any reason IMS Health does not perform on their indemnification obligation, these liabilities could have a material adverse effect on our financial condition and results of operations.

If we are unable to protect our intellectual property rights, our business may be adversely affected.

Our future success will depend in part on our ability to protect our proprietary methodologies and other intellectual property. We presently hold no patents or registered copyrights, and rely upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect our intellectual property rights. Existing laws of some countries in which we provide services or solutions, such as China, might offer only limited protection of our intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. We believe that laws, rules, regulations and treaties in effect in the United States, India and other countries in which we operate are adequate to protect us from misappropriation or unauthorized use of our copyrights. However, there can be no assurance that these laws will not change and, in particular, that the laws of India or the United States will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States or from the United States to India. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of any of our intellectual property, or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. Unauthorized use of our intellectual property may result in development of technology, products or services which compete with our products and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. If we are unable to protect our intellectual property, our business may be adversely affected.

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

We could lose our ability or be unable to secure the right to utilize the intellectual property of others. Third-party suppliers of software, hardware or other intellectual assets could be unwilling to permit us to use their intellectual property and this could impede or disrupt use of their products or services by us and our clients. If our ability to provide services and solutions to our clients is impaired, our operating results could be adversely affected.

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

Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. While we generally require the selling party to indemnify us for any and all liabilities associated with such liabilities, if for any reason the seller does not perform their indemnification obligation, we may be held responsible for such liabilities. In addition, as part of an acquisition, we may assume responsibilities and obligations of the acquired business pursuant to the terms and conditions of services agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. Although we attempt to structure acquisitions in such a manner as to minimize the liability that could arise from such contractual commitments, we cannot assure you that any of our efforts to minimize the liability will be effective in all instances or will otherwise protect us from liability for damages under such agreements. The discovery of any material liabilities associated with our acquisitions for which we are unable to receive indemnification for could harm our operating results.

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

Funds associated with auction rate securities that we hold as investments may not be liquid or accessible for in excess of 12 months and our auction rate securities may decline in value.

As of September 30, 2008, our long-term investments included $162.1 million of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program (FFELP). Since February 14, 2008, auctions failed for all the auction rate securities in our portfolio as of September 30, 2008. The current instability in the credit markets has affected our ability to liquidate these securities in the short term. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities. During the nine months ended September 30, 2008, we recognized a pre-tax unrealized loss of $6.4 million relating to these securities, which we believe is not other-than-temporary and was recorded in accumulated other comprehensive income in our consolidated statement of financial position. However, if such losses become other-than-temporary in the future, we would record an impairment charge against net income at that time which could have a material adverse affect on our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the third quarter ended September 30, 2008.

Month	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2) (in thousands)
July 2008	—	$—	—	$94,742
August 2008	634,498	$29.53	634,498	$76,006
September 2008	323,881	$28.00	323,881	$—

Total	958,379	$29.01	958,379

(1)	Exclusive of fees and costs.
(2)	In September 2007, our Board of Directors authorized up to $100 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock under a stock repurchase program and in December 2007, our Board of Directors authorized an additional $100 million increasing the stock repurchase program to an aggregate of $200 million of our Class A common stock. The $200 million authorization excludes fees and expenses and expired in September 2008. The program authorized management to repurchase shares opportunistically in the open market or in private transactions from time to time, depending on market conditions. All shares repurchased in the third quarter of 2008 were purchased in open market transactions.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description
10.1	Form of Stock Unit Award Agreement Pursuant to the Cognizant Technology Solutions Amended and Restated 1999 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2008.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: November 7, 2008	By:	/s/ Francisco D’Souza
Francisco D’Souza,
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Gordon Coburn
Gordon Coburn,
Chief Financial and Operating Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Form of Stock Unit Award Agreement Pursuant to the Cognizant Technology Solutions Amended and Restated 1999 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2008.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.