Form 10-K
period 2008-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2009-03-02
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-24429

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3728359
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Glenpointe Centre West, 500 Frank W. Burr Blvd., Teaneck, New Jersey	07666
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 801-0233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2008, based on $32.51 per share, the last reported sale price on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC on that date, was $9,442,832,786.

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 17, 2009 was 291,759,485 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.	Business

Overview

We are a leading provider of custom Information Technology (IT) consulting and technology services as well as outsourcing services primarily for Global 2000 companies located in North America, Europe and Asia. Our core competencies include Technology Strategy Consulting, Complex Systems Development, Enterprise Software Package Implementation and Maintenance, Data Warehousing and Business Intelligence, Application Testing, Application Maintenance, Infrastructure Management, and Vertically-Oriented Business Process Outsourcing (V-BPO). We tailor our services to specific industries, and utilize an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and at dedicated development centers located primarily in India, China, the United States, Argentina and Hungary.

Industry Background

Many companies today face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in government regulations, globalization, changes in the economy and technology innovation. In response to these challenges, many companies are focused on improving productivity, increasing service levels, lowering costs and accelerating delivery times. In order to achieve these goals, companies are focusing on a number of technology-centric areas, such as:

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

Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. The effective use of offshore personnel can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies. Certain countries, particularly India and China, have large talent pools of highly qualified technical professionals that can provide high quality IT and business processing outsourcing (BPO) services at a lower cost. India is a leader in IT services, and is regarded as having one of the largest and highest quality pools of talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing, integration and maintenance, as well as technology consulting and infrastructure management. India’s services and software exports continue to see significant growth. In early 2009, NASSCOM (India’s National Association of Software and Service Companies) reports stated that India’s IT software and services and business process outsourcing sectors are expected to reach an estimated $47 billion by the end of the fiscal year March 31, 2009. This is an expected growth rate of approximately 16% to 17% over the prior year.

Using a globally distributed workforce to provide value-added services presents a number of challenges to IT service providers. The offshore implementation of value-added IT services requires that IT service providers continually and effectively attract, train and retain highly skilled software development professionals with advanced technical skills necessary to keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. These skills are necessary to design, develop and deploy high-quality technology solutions in a cost-effective and timely manner. In addition, IT service providers must have the methodologies, processes and communications capabilities to enable offshore workforces to be successfully integrated with on-site personnel. Service providers must also have strong research and development capabilities, technology competency centers and relationship management skills in order to compete effectively.

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

Our key service areas, IT Consulting and Technology Services, and Outsourcing Services are delivered to our clients across our four business segments in a standardized, high-quality manner through a Global Delivery Model. These service areas include:

•	IT Consulting and Technology Services

•	Business Process Consulting;

•	IT Strategy Consulting;

•	Technology Consulting;

•	Application Design, Development, Integration and Re-engineering, such as:

•	Complex Custom Systems Development;

•	Data Warehousing / Business Intelligence (BI);

•	Customer Relationship Management (CRM) System implementation; and

•	Enterprise Resource Planning (ERP) System implementation; and

•	Software Testing Services.

•	Outsourcing Services

•	Application Maintenance, such as:

•	Custom Application Maintenance; and

•	CRM and ERP Maintenance;

•	IT Infrastructure Outsourcing; and

•	Business Process Outsourcing (BPO).

Business Segments

We are organized around industry verticals, and we report the operations of our business in the following four business segments:

Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other
Capital Markets Banking Insurance	Healthcare Life Sciences	Manufacturing and Logistics Retail	Communications Media and Information Services High Technology

Financial Services

In 2008, our Financial Services business segment represented approximately 45.6% of our total revenues. This business segment provides services to our customers operating in the following industries:

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

Healthcare

In 2008, our Healthcare business segment represented approximately 24.4% of our total revenues. This business segment provides services to our customers operating in the following industries:

•	Healthcare. We work with many leading healthcare organizations, including many of the leading healthcare organizations in the United States. Our Healthcare service teams focus on the following key industry solutions: Broker Compensation, Sales & Underwriting Systems, Provider Management, Plan Sponsor Administration, Electronic Enrollment, Membership, Billing, Claims Processing, Medical Management and Pharmacy Benefit Management. We are also partnering with our customers to enable their IT systems to deal with initiatives such as self service portals (member / provider / broker), consumer-driven healthcare, behavioral health, Medicare Modernization Act (MMA) and healthcare data warehousing and analytics.

•

Life Sciences. We partner with the leading organizations in the Life Sciences industry to assist them with the opportunities and challenges of their rapidly evolving market. In 2008, we worked with most of the world’s leading pharmaceutical companies. We are assisting these companies in dealing with such challenges as: Consolidation, Data Integration, Time to Market, Safety, Globalization and Regulations. Some of our Life Sciences solutions include: Prescriber Behavior Analysis and Insight, Longitudinal Prescription Data Management Systems, Sales Force Compensation Systems, Sales Data and Claims Data Management Systems, Clinical Trial Solutions, 21CFR11 Assessment and Computer Systems Validation, Data Mining and Business Intelligence Solutions, e-Business and Data Portals, and ERP implementation, upgrade, and maintenance services.

Manufacturing / Retail / Logistics

In 2008, our Manufacturing, Logistics & Retail business segment represented approximately 15.8% of our total revenues. This business segment services customers in the following industry groups:

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

Other

The Other business segment is an aggregation of operating segments which, individually, are less than 10.0% of consolidated revenues and segment operating profit. The Other business segment includes Communications, Media and Information Services, and High Technology operating segments. In 2008, our Other business segment represented approximately 14.2% of our total revenues. A description of operating segments included in Other is as follows:

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

•

Media and Information Services. We have an extensive track record working with some of the world’s largest media and entertainment companies. With the emergence of digital technologies promising to revolutionize the business, we offer consulting and outsourcing services to help media and entertainment companies concentrate on their end product. Some of our solutions include:

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

•

High Technology. We serve some of the world’s leading Independent Software Vendors (ISVs) and Online Service Providers. We believe that the needs of technology companies are different—more technically complex, challenging and advanced than what is typically found in other industries. Catering to these needs, our High Technology practice assists with the unique needs of these clients in areas such as: Product Development, Product Sustenance, Compatibility Testing, Internationalization, Product Re-engineering, Multiple Channel Extension, Security Testing and Content Management.

Our Solution and Services

We believe that we have developed an effective integrated global delivery business model and that this business model will be a critical element of our continued growth. To support this business model, at December 31, 2008, we employed approximately 61,700 IT professionals and support staff globally. We also have established facilities and technology and communication infrastructures to support our business model.

Across each of our business segments, we provide a broad and expanding range of consulting, information technology and business process outsourcing services, including:

Consulting and Technology Services

•

IT Consulting. Our consulting division, Cognizant Business Consulting, focuses on helping clients derive greater value at the intersection of their business initiatives and IT. Our consulting offerings are based on rigorous and proven methodologies and scientifically driven frameworks. In the areas of business processes, technologies and offshoring, we analyze the existing environment, identify opportunities for optimization and provide a robust roadmap for significant cost savings and productivity improvement. The broad areas of coverage include: offshoring strategy, IT strategy, technology rationalization, business process rationalization, change management and IT solution strategy.

•

Application Design, Development, Integration and Re-engineering. We define customer requirements, write specifications and design, develop, test and integrate software across multiple platforms including Internet technologies. We modify and test applications to enable systems to function in new operating environments. In addition, these services include Data Warehousing / Business Intelligence (BI), ERP and CRM implementation services. We follow either one of two alternative approaches to application development and integration:

•	full life-cycle application development, in which we assume start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

•	cooperative development, in which our employees work with a customer’s in-house IT personnel to jointly analyze, design, implement, test and integrate new systems.

In both of these approaches, our on-site team members work closely and collaboratively with our clients. Detailed design, implementation and testing are generally performed offshore at our 45 IT development centers located in India, China, Argentina and Hungary, as well as in Bentonville (AR), Boston (MA), Bridgewater (NJ), Chicago (IL), Phoenix (AZ), Amsterdam and Toronto. In addition, we maintain an on-site presence at each customer location in order to address evolving customer needs and resulting changes to the project.

A key part of our application development and integration offering is a suite of services to help organizations build and integrate business applications with the rest of their operations. In this suite of services, we leverage our skills in business application development and enterprise application integration to build sophisticated business applications and to integrate these new applications and websites with client server and legacy systems. We build and deploy robust, scalable and extensible architectures for use in a wide range of industries. We maintain competency centers specializing in Microsoft, IBM, SAP, Oracle and JAVA applications, among others, in order to be able to provide application development and integration services to a broad spectrum of customers.

Our re-engineering service offerings assist customers migrating from systems based on legacy computing environments to newer standards-based distribution architectures, often in response to the more stringent demands of business. Our re-engineering tools automate many of the processes required to implement advanced technology platforms. We believe that this automation substantially reduces the time and cost to perform re-engineering services, savings that benefit both us and our customers. These tools also enable us to perform source code analysis and to re-design target databases and convert certain programming languages. If necessary, our programmers also help customers re-design and convert user interfaces.

•

Software Testing. Our Software Testing service offering has experienced significant growth in the past several years. Through this practice, we provide an independent verification and validation service focused exclusively on supporting the software testing needs of our clients. Our testing service has four key offerings: 1) Independent Functional Testing; 2) Test Automation; 3) Test Process Consulting; and 4) Performance Testing. We utilize our own Managed Test Center process model to ensure our clients receive the highest quality code possible after it has been tested by us. We focus our Managed Test Centers on specific domains (e.g., specific industries and software solutions), ensuring we tailor our testing solutions to the particular needs of our clients.

Outsourcing Services

•

Application Maintenance. Our Application Maintenance Service offering supports some or all of a customer’s applications ensuring that systems remain operational and responsive to changing user requirements and provide on-going enhancements as required by the customer.

We provide services to help ensure that a customer’s core operational systems are free of defects and responsive to the customer’s changing needs. As part of this process, we are often able to introduce product and process enhancements and improve service levels to customers requesting modifications and on-going support.

Our global delivery business model enables us to provide a range of rapid response and cost-effective support services to our customers. Our on-site team members often provide help-desk services at the customer’s facility. These team members typically carry pagers in the event of an emergency service request and are available to quickly resolve customer problems from remote locations. In the case of more complex maintenance services, including modifications, enhancements and documentation, which typically have longer turnaround times, we take full advantage of our offshore resources to develop solutions more cost-effectively than would be possible relying on higher cost local professionals. The services provided by our offshore team members are delivered to customers using satellite and fiber-optic communications.

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

We seek to anticipate the operational environment of our customers’ IT systems as we design and develop such systems. We also offer diagnostic services to customers to assist them in identifying shortcomings in their IT systems and optimizing the performance of their systems.

•

IT Infrastructure Services. We provide IT Infrastructure Management Outsourcing services. This is a newer service at Cognizant and we anticipate growing demand in the coming years. As a result of our acquisition of AimNet Solutions, Inc. in September 2006, we provide service capability in redundant Network Operating Centers (NOCs) in North America and India through which we are able to provide significant scale, quality and cost savings to our clients in IT Infrastructure Services. We focus on a number of key areas, including such key areas of infrastructure management as: Networks, Servers, Middleware, Security, Vendors, Storage, Messaging, Databases, and Desktops. We can provide these through an IT Service Desk model, focusing on such areas as IT Operations and IT Help Desk.

•

Vertical Business Process Outsourcing (V-BPO). We provide Vertically-Oriented BPO services to our clients. This is a newer service at Cognizant, but one in which we anticipate future growth. At Cognizant, we made a strategic decision not to focus on more generic, horizontally-based BPO markets (i.e., call centers) and instead have focused on value-added processes that are specific to clients in our key industry segments (particularly in Financial Services, Healthcare and Manufacturing / Logistics / Retail). Our BPO practice focuses on core back office services covering: Transaction Processing, Accounting Operations, Voice Processes, Data Administration, Data Management and Data Analytics.

In addition to our industry-specific expertise and focus, our strengths, which we believe differentiate us from other IT service providers, include the following:

Established and Scalable Proprietary Processes: We have a comprehensive process framework that addresses the entire software engineering life cycle and support activities which is scalable for projects of different sizes and complexities. This proprietary framework, which we refer to as “Process Space” (previously Q*View), is supported by in-house project management, metrics management and workflow tools and is available to all on-site and offshore programmers. Process Space has evolved since its original release in 1996 in breadth, depth and maturity, based on the implementation feedback from projects and findings of internal quality audits and external assessments. Process capabilities are monitored at the sub-process level and performance targets are monitored at the process level, which are aligned with the overall business objectives. Statistical process controls are used extensively to continuously monitor, predict and improve performance. Our Quality Assurance group facilitates process implementation from the project inception and audits the projects periodically to ensure that the implementation is effective and the risks are being managed.

Our process framework complies with the requirements of ISO 9001, TL 9000 for Telecom projects, and ISO 20000 for Infrastructure projects. Our delivery processes, support processes and their implementation are formally certified by DNV (Det Norske Veritas) in the above mentioned standards. KPMG appraises our enterprise-wide operations to be at CMMI Maturity Level 5, which is the highest possible maturity level rating, of the Capability Maturity Model Integration v1.2 (CMMI) of the Software Engineering Institute at Carnegie Mellon University. Our BPO service offering is assessed at eSCM Maturity Level 4 which is the highest possible rating for the first attempt of the e-Sourcing Capability Model of IT Services Qualification Center at Carnegie Melon University. Finally, all of our principal development centers have been certified by the STQC Directorate Ministry of Communications and Information Technology, Government of India (the accreditation authority for companies in India) under the internationally recognized ISO 27001 (previously BS 7799-2) Information Security Standards, a comprehensive set of controls comprising best practices in information security and business continuity planning. We have implemented the above process framework enterprise-wide to ensure that we consistently deliver high quality of products and services to our clients from all global operations. We have invested considerably to develop a number of software automation tools designed to improve process institutionalization. For example, we have created and rolled out over the past 2 years “Cognizant 2.0.” This is an Intelligent Delivery Ecosystem which orchestrates, across the organization, best practice methodologies and the collaboration and archival of knowledge. Cognizant 2.0 has already been rolled out over significant number of projects and is quickly becoming a one stop shop for all project management, metrics and knowledge management. Cognizant 2.0 gradually replaces the existing set of internally developed tools such as Prolite, eTracker and qSmart.

Our process framework has been extensively adapted to cater to different types of projects managed by the organization, including Application Development, Application Maintenance, Testing, Mass Change, Data Migration, Reengineering, Business Process Outsourcing, IT infrastructure and Package Development projects.

Highly Skilled Workforce. Our managers and senior technical personnel provide in-depth project management expertise to customers. To maintain this level of expertise, we have placed significant emphasis on recruiting and training our workforce of highly skilled professionals. We have over 6,800 project managers and senior technical personnel around the world, many of whom have significant work experience in North America, Europe and Asia. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide five months of combined classroom and on-the-job training to newly hired programmers, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff. We were assessed by KPMG at Level 5 (the highest possible rating) of the People Capability Maturity Model (P-CMM) of the Software Engineering Institute at Carnegie Mellon University. This widely recognized means of implementing current best practices in fields such as human resources, knowledge management, and organizational development help improve our processes for managing and developing our workforce and addressing critical people issues.

Research and Development and Competency Centers. We have project experience and expertise across multiple architectures and technologies, and have made significant investments in our competency centers and in research and development to keep abreast of the latest technology developments. Most of our programmers are trained in multiple technologies and architectures. As a result, we are able to react to customers’ needs quickly and efficiently redeploy programmers to different technologies. Also to develop and maintain this flexibility, we have made a substantial investment in our competency centers so that the experience gained from particular projects and research and development efforts is leveraged across our entire organization. In addition, through our investment in research and development activities and the continuing education of our technical personnel, we enlarge our knowledge base and develop the necessary skills to keep pace with emerging technologies. We believe that our ability to work in new technologies allows us to foster long-term relationships by having the capacity to continually address the needs of both existing and new customers.

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

International time differences enable our offshore teams to access a customer’s computing facilities located in North America, Europe and the Asia Pacific region during off-peak hours. This ability to perform services during off-peak hours enables us to complete projects more rapidly and does not require our customers to invest in duplicative hardware and software. In addition, for large projects with short time frames, our offshore facilities allow for parallel processing of various development phases to accelerate delivery time. In addition, we can deliver services more rapidly than some competitors without an offshore labor pool because our lower labor costs enable us to cost-effectively assign more professionals to a project.

Business Strategies

Our objectives are to maximize stockholder value and enhance our position as a leading provider of custom IT services. We implement the following core strategies to achieve these objectives:

Further Develop Long-Term Customer Relationships. We have strong long-term strategic relationships with our customers and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our customers’ chief information officers, or other IT decision makers, by offering a wide array of cost-effective high quality services. Approximately 95% of our revenues in the year ended December 31, 2008, were derived from customers who had been using our services at the end of 2007. We also seek to leverage our experience with a customer’s IT systems into new business opportunities. Knowledge of a customer’s processes and IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional development and maintenance projects from that customer.

Expand Service Offerings and Solutions. We have several teams dedicated to developing new, high value services. These teams collaborate with customers to develop these services. For example, we are currently developing new offerings in Business and IT Consulting and vertically-oriented IT solutions atop innovative technologies such as: Service Oriented Architectures (SOA) and Web 2.0. We invest in internal research and development and promote knowledge building and sharing across the organization to promote the development of new services and solutions. Furthermore, we continue to enhance our capabilities and service offerings in the areas of:

•	Customer Relationship Management (CRM);

•	Enterprise Resource Planning (ERP);

•	Data Warehousing / Business Intelligence (BI);

•	Software Testing;

•	Infrastructure Management; and

•	Vertically-Oriented Business Process Outsourcing (V-BPO).

We believe that the continued expansion of our service offerings will reduce our reliance on any one technology initiative and will help foster long-term relationships with our customers by allowing us to serve their needs better.

Enhance Processes, Methodologies and Productivity Toolsets. We are committed to improving and enhancing our proprietary Process Space software engineering process and other methodologies and toolsets. In light of the rapid evolution of technology, we believe that continued investment in research and development is critical to our continued success. We are constantly designing and developing additional productivity software tools to automate testing processes and improve project estimation and risk assessment techniques. For example, in the past two years we have created and rolled out “Cognizant 2.0” which uses groupware technology based on Web 2.0 technologies, enabling Cognizant associates to share project experiences and best practice methodologies across the organization with the objective of improving productivity.

Expand Domestic and International Geographic Presence. As we expand our customer base, we plan to open additional sales and marketing offices in North America, Europe, Latin America and Asia. This expansion is expected to facilitate sales and service to existing and new customers. We have established sales and marketing offices in Atlanta (GA), Boston (MA), Bridgewater (NJ), Chicago (IL), Dallas (TX), Minneapolis (MN), Phoenix (AZ), Los Angeles (CA), Norwalk (CT), San Francisco (CA) and Teaneck (NJ). In addition, we have been pursuing market opportunities internationally through our offices in Amsterdam, Buenos Aires, Chennai, Cyberjaya (Malaysia), Frankfurt, London, Melbourne, Paris, Shanghai, Singapore, Tokyo, Toronto and Zurich.

Continue to be an Employer of Choice in the Industry. As a rapidly growing professional services firm, a key attribute of our continued success is an ability to continually hire, assimilate, motivate and retain the best talent possible in the industry. We have developed strong relationships with key universities around the world, particularly in India, to provide a continual funnel of talented staff from Tier One schools. In addition, we continue to expand our presence and brand in our key supply markets, further enhancing our ability to hire experienced professionals from competing IT services firms and industry to support our client needs and growth. We invest heavily in training programs (centered around Cognizant Academy), motivational programs and career development to ensure personal professional growth for each of our associates.

Pursue Selective Strategic Acquisitions, Joint Ventures and Strategic Alliances. We believe that opportunities exist in the fragmented IT services market to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence and our capabilities more rapidly, especially in geographic markets and key industries. For example, in 2008, we completed two acquisitions to strengthen our IT consulting in the media and entertainment industry and enhance our service delivery capabilities in India. In addition, through our working relationships with independent software vendors we obtain projects using the detailed knowledge we gain in connection with a joint development process. Finally, we will continue to strategically partner with select IT service firms that offer complementary services to best meet the requirements of our customers.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our Teaneck, New Jersey headquarters and our business development offices located in Atlanta (GA), Boston (MA), Bridgewater (NJ), Chicago (IL), Dallas (TX), Los Angeles (CA), Minneapolis (MN), Norwalk (CT), Phoenix (AZ), San Francisco (CA), Teaneck (NJ), Amsterdam, Buenos Aires, Chennai, Cyberjaya (Malaysia), Frankfurt, London, Melbourne, Paris, Shanghai, Singapore, Tokyo, Toronto and Zurich.

At December 31, 2008, we had 78 direct sales persons and 724 account managers and client partners. The sales and marketing group works with our technical team as the sales process moves closer to the customer’s selection of a services provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

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

Customers

The number of customers served by us has increased significantly in recent years. As of December 31, 2008, we were providing services to approximately 565 customers, as compared to approximately 500 customers as of December 31, 2007, and 400 customers as of December 31, 2006. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

For the year ended December 31, 2008, we derived our revenues from the following business segments: 45.6% from Financial Services, 24.4% from Healthcare, 15.8% from Retail/Manufacturing/Logistics and 14.2% from Other.

We provide services either on a time-and-material basis or on a fixed price basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year.

Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2008	2007	2006
Revenues from top five customers as a percentage of total revenues	19.4%	23.9%	28.9%
Revenues from top ten customers as a percentage of total revenues	30.0%	34.3%	38.6%
Revenues under fixed-bid contracts as a percent of total revenues	26.7%	24.7%	24.9%

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

Our direct competitors include, among others, Infosys Technologies, Tata Consultancy Services and Wipro, which utilize an integrated global delivery business model comparable to that used by us. We also compete with large IT service providers with greater resources than us, such as Accenture, Computer Sciences Corporation, Electronic Data Systems (a Hewlett-Packard Company) and IBM Global Services. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate.

Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition. The principal competitive factors affecting the markets for our services include:

•	performance and reliability;

•	quality of technical support, training and services;

•	responsiveness to customer needs;

•	reputation and experience;

•	financial stability and strong corporate governance; and

•	competitive pricing of services.

We rely on the following to compete effectively:

•	a well developed recruiting, training and retention model;

•	a successful service delivery model;

•	a broad referral base;

•	continual investment in process improvement and knowledge capture;

•	investment in infrastructure and research and development;

•	financial stability and strong corporate governance;

•	continued focus on responsiveness to customer needs, quality of services, competitive prices; and

•	project management capabilities and technical expertise.

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

On July 1, 1998, Nielsen Media Research, Inc., the successor in interest to Cognizant Corporation, assigned all of its right, title and interest in and to the marks COGNIZANT and C & Design to Cognizant Technology Solutions Corporation. On February 6, 2003, Cognizant Technology Solutions Corporation assigned certain of its assets, including all of its intangible assets, to Cognizant Technology Solutions U.S. Corporation. As of December 31, 2008, Cognizant Technology Solutions U.S. Corporation or its predecessors is the record owner of: (a) two registrations for COGNIZANT, one registration for C & Design, one registration for MANAGED TEST CENTER and one registration for TWO-IN-A-BOX in the United States; (b) two registrations for COGNIZANT, one registration for C & Design, one application for COGNIZANT and two applications for C & Design in India; (c) a registration for COGNIZANT in Spain; (d) one registration for each COGNIZANT and C & Design in the European Union; and (e) five registrations and two applications for COGNIZANT and one registration and three applications for C & Design in Malaysia. In addition, as of December 31, 2008, Cognizant Technology Solutions U.S. Corporation, or its predecessors, is the record owner of a total of 238 trademark registrations in 60 countries.

Employees

We finished the year of 2008 with headcount of approximately 61,700. We employed approximately 47,000 persons in the Asia Pacific region, approximately 12,000 persons in various locations throughout North America and South America and over 2,700 persons in various locations throughout Europe, principally in the United Kingdom. We are not party to any significant collective bargaining agreements. We consider our relations with our employees to be good.

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

Our senior project managers are hired from leading consulting firms in the United States and India. Our senior management and most of our project managers have experience working in the United States and Europe. This enhances our ability to attract and retain other professionals with experience in the United States and Europe. We have also adopted a career and education management program to define our employees’ objectives and career plans. We have implemented an intensive orientation and training program to introduce new employees to the Process Space software engineering process, our other technologies and our services.

Our Executive Officers

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Lakshmi Narayanan(1)	55	Vice Chairman of the Board of Directors	2007
Francisco D’Souza(2)	40	President and Chief Executive Officer	2007
Gordon Coburn(3)	45	Chief Financial and Operating Officer, and Treasurer	2007
Ramakrishnan Chandrasekaran(4)	51	President and Managing Director, Global Delivery	2006
Rajeev Mehta(5)	42	Chief Operating Officer, Global Client Services	2006
Steven Schwartz(6)	41	Senior Vice President, General Counsel and Secretary	2007

(1)	Lakshmi Narayanan was appointed Vice Chairman of the Board of Directors, effective January 1, 2007. Mr. Narayanan served as our Chief Executive Officer from December 2003 through December 2006 and as our President from March 1998 through December 2006. Mr. Narayanan joined our Indian subsidiary as Chief Technology Officer in 1994 and was elected President of such subsidiary on January 1, 1996. Prior to joining us, from 1975 to 1994, Mr. Narayanan was the regional head of Tata Consultancy Services, a large consulting and software services company located in India. Mr. Narayanan serves on the board of directors and as the Chairman of the Governance Committee of TVS Capital Funds Limited. Mr. Narayanan holds a Bachelor of Science degree, a Master of Science degree and a Management degree from the Indian Institute of Science.
(2)	Francisco D’Souza was appointed President and Chief Executive Officer and became a member of the Board of Directors, effective January 1, 2007. Mr. D’Souza served as our Chief Operating Officer from December 2003 through December 2006. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D’Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D’Souza was employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D’Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D’Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D’Souza serves on the Board of Trustees of Carnegie-Mellon University and the Board of Trustees of The New York Hall of Science. Mr. D’Souza holds a Bachelor of Business Administration degree from the University of East Asia and a Master of Business Administration degree from Carnegie-Mellon University.
(3)	Gordon Coburn was appointed Chief Operating Officer, effective January 1, 2007. Mr. Coburn continues to serve as our Chief Financial Officer and Treasurer, positions he has held since his election in March 1998. Mr. Coburn served as our Executive Vice President from December 2003 through December 2006. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director—Group Finance & Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn serves on the board of directors of ICT Group, Inc. and Corporate Executive Board Company. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College.
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

None of our executive officers are related to any other executive officer or to any of our Directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

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

On January 30, 2003, we filed a tender offer in which IMS Health stockholders could exchange IMS Health shares held by them for our Class B common stock held by IMS Health. On February 13, 2003, IMS Health distributed all of our Class B common stock that IMS Health owned in an exchange offer to its stockholders. On February 21, 2003, pursuant to the terms of our Restated Certificate of Incorporation, all of the shares of Class B common stock automatically converted into shares of Class A common stock. Since February 21, 2003, there have been no outstanding shares of Class B common stock. Effective May 26, 2004, pursuant to the Certificate of Amendment to Restated Certificate of Incorporation, there are no authorized shares of Class B common stock.

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

These stock splits have been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of common shares and per share information were retroactively adjusted. Appropriate adjustments have been made in the exercise price and number of shares subject to stock options.

Stockholder equity accounts were retroactively adjusted to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital account to the common stock accounts.

Available Information

We make available the following public filings with the Securities and Exchange Commission, or the SEC, free of charge through our website at www.cognizant.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC:

•	our Annual Reports on Form 10-K and any amendments thereto;

•	our Quarterly Reports on Form 10-Q and any amendments thereto; and

•	our Current Reports on Form 8-K and any amendments thereto.

In addition, we make available our Code of Ethics entitled “Cognizant’s Core Values and Standards of Business Conduct” free of charge through our website. We intend to disclose any amendments to, or waivers from, our Code of Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and posting it on our website.

No information on our Internet website is incorporated by reference into this Form 10-K or any other public filing made by us with the SEC.

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

We intend to continue to develop and expand our offshore facilities in India where a majority of our technical professionals are located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase.

India has also recently experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India-Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq. If India were to become engaged in armed hostilities, particularly if these hostilities were protracted or involved the threat of or use of weapons of mass destruction, our operations would be materially adversely affected. In addition, companies may decline to contract with us for services in light of international terrorist incidents or armed hostilities even where India is not involved because of more generalized concerns about relying on a service provider utilizing international resources.

In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities, including us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, India’s central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including the fringe benefit tax and new service taxes, and income-related taxes, including the Minimum Alternative Tax. A change in government leadership in India or change in polices of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes could have a material adverse effect on our business, results of operations and financial condition.

Our revenues are highly dependent on clients primarily located in the United States and Europe, as well as on clients concentrated in certain industries, including the financial services industry. Continuing or worsening economic conditions or factors that negatively affect the economic health of the United States, Europe or these industries may adversely affect our business.

Approximately 79.1% of our revenues during the year ended December 31, 2008 were derived from customers located in North America. In the same period, approximately 19.2% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States and Europe. In addition, during the year ended December 31, 2008, we earned approximately 45.6% of our revenues from the financial services and insurance industries. The current crisis in the financial services industry and significant consolidation in that industry, or decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 20.9% of our revenues for the year ended December 31, 2008 and 17.2% of our revenues for the year ended December 31, 2007. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, the majority of our employees and our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance-sheet items originally denominated in other currencies. During the year ended December 31, 2008, the depreciation of the Indian rupee versus the U.S. dollar favorably impacted our operating margins by 119 basis points or 1.19 percentage points as compared to 2007. Additionally, we recorded foreign currency losses of $22.8 million during the year ended December 31, 2008 primarily due to remeasurement of certain balance sheet accounts for movements in foreign currency rates, primarily the strengthening of the U.S. dollar against the British pound, euro and Indian rupee. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.

We face intense competition from other IT service providers.

The intensely competitive IT professional services market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

•	systems integration firms;

•	contract programming companies;

•	application software companies;

•	Internet solutions providers;

•	professional services groups of computer equipment companies; and

•	infrastructure management and outsourcing companies.

The market also includes numerous smaller local competitors in the various geographic markets in which we operate. Our direct competitors who use the on-site/offshore business model include, among others, Infosys Technologies, Tata Consultancy Services and Wipro. In addition, many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition. Some of these larger competitors, such as Accenture, Electronic Data Systems (recently acquired by Hewlett-Packard Company) and IBM Global Services, have offshore operations. We cannot assure you that we will be able to sustain our current levels of profitability or growth as competitive pressures, including competition for skilled IT development professionals and pricing pressure from competitors employing an on-site/offshore business model, increase.

We may not be able to sustain our current level of profitability.

For the year ended December 31, 2008 and the year ended December 31, 2007, we had an operating margin of 18.3% and 17.9%, respectively. Our operating margins have declined from our prior period levels as a result of the adoption on January 1, 2006 of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which requires us to record stock compensation expense for equity-based compensation awards, primarily stock option grants by us, in our consolidated statement of operations effective January 1, 2006. In addition, effective April 1, 2007, the government in India imposed a fringe benefit tax on the company for the income generated upon the exercise of stock options or vesting of performance stock units and restricted stock units for employees who worked in India during the vesting period for such award. Although we recover the fringe benefit tax from the employee’s proceeds upon sale or vesting of the stock-based compensation award, we are required under U.S. GAAP to record the fringe benefit tax as an operating expense, reducing our profitability, while the recovery of the fringe benefit tax by us from the employee is reported as an addition to additional paid-in capital. Our operating margin may decline further if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock compensation expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

The H-1B visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. For fiscal year 2009, CIS reached its general cap, as well as its cap for United States advanced degree holders on April 8, 2008. We will be able to file H-1B petitions with CIS against the fiscal year 2010 caps beginning April 1, 2009 for work in H-1B status beginning on October 1, 2010. However, as a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits. We are currently subject to such an investigation as described in the immediately following risk factor.

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

In addition to immigration restrictions in the United States, there are certain restrictions on transferring employees to work in the United Kingdom, where Cognizant has experienced significant growth. The United Kingdom currently requires that all employees who are not nationals of European Union countries (plus nationals of Bulgaria and Romania) to obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. New European nationals such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but need to obtain worker registration within 30 days of arrival. On November 27, 2008 the United Kingdom introduced a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom, can demonstrate that: (1) the employee can accumulate 50 points based on attributes, which include academic qualifications, intended salary and other factors plus 10 points for English language (not necessary where the employee is an Intra Company Transferee) and 10 points for maintenance. Where the employee has not worked for a Cognizant group company outside the UK for at least 6 months, Cognizant will need to carry out a resident labor market test to confirm that the intended role cannot be filled by an EEA national. Cognizant is an A-rated sponsor and was allocated a total of 9,000 certificates of sponsorship. Accordingly, Cognizant anticipates that its certificate of sponsorship allocation is sufficient to meet demand for transfers to the United Kingdom. Further, as the majority of Cognizant employees hold Bachelor or higher level degree qualifications and meet the other points requirements, generally Cognizant can transfer non-EEA nationals to the United Kingdom.

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

There are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. The Department of Labor is conducting an investigation to determine if we have complied with the elements of the Labor Condition Application(s) (ETA Form 9035) used by us to hire certain H-1B non-immigrant workers. We believe the Department of Labor is primarily focused on whether our employees with H-1B renewals were paid at the appropriate pay level. We believe this investigation will be concluded in the near term. While we believe we have complied with the applicable regulations, an adverse finding by the United States Department of Labor may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits, which could potentially have a harmful effect on our business and results of operations.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these regulations could harm our business.

Because we provide services to clients throughout the world, we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these laws or regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable legal and regulatory requirements could have a material adverse effect on our business, results of operations and financial condition.

Anti-outsourcing legislation, if adopted, could adversely affect our business, financial condition and results of operations and impair our ability to service our customers.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the United States. While no substantive anti-outsourcing legislation has been introduced to date, given the ongoing debate over this issue, the introduction of such legislation is possible. If introduced, such measures may: (1) broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, (2) impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or (3) restrict the use of certain visas. In the event that any of these measures become law, our business, financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.

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

Hostilities involving the United States, the United Kingdom, India and other countries in which we provide services to our clients, and other acts of terrorism, violence or war could delay or reduce the number of new service orders we receive and impair our ability to service our customers, thereby adversely affecting our business, financial condition and results of operations.

Hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, the attacks on November 26, 2008 in Mumbai, India, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States, the United Kingdom, India, and other countries in which we provide services to our clients could cause customers to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of December 31, 2008, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe were Indian nationals who were able to work in the United States and Europe only because they held current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

Although we continue to believe that we have a strong competitive position in the United States, we continue to increase our efforts to geographically diversify our clients and revenue. Despite our efforts to diversify, hostilities involving the United States, the United Kingdom, India and other countries in which we provide services to our clients, and other acts of terrorism, violence or war may reduce the demand for our services and negatively affect our revenues and profitability.

If we are unable to collect our receivables from or bill our unbilled services to our clients, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as the continued credit crisis and related turmoil in the global financial system, could also result in financial difficulties, including limited access to the credit markets, insolvency or bankruptcy, for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

We are investing substantial cash assets in new facilities and physical infrastructure, and our profitability could be reduced if our business does not grow proportionately.

As of December 31, 2008, we had contractual commitments of approximately $55.3 million related to capital expenditures on construction or expansion of our IT development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

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

Effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas,” we no longer accrue incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2008. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

In the next year we will lose certain tax benefits provided by India to companies in our industry.

Our Indian subsidiaries are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 31, 2010. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of December 31, 2008) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

In anticipation of the complete phase out of the tax holidays on March 31, 2010, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZs). Development centers operating in SEZs will be entitled to certain income tax incentives for periods of up to 15 years. The Indian government has proposed certain interpretive positions regarding the tax incentives applicable to SEZs. The Indian government has discussed making further changes in the SEZ policies which could be adverse to our operations. Certain of our development centers currently operate in SEZs and many of our future planned development centers are likely to operate in SEZs. A change in the Indian government’s policies affecting SEZs in a manner that adversely impacts the incentives for establishing and operating facilities in SEZs could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 26.7% of our revenues for the year ended December 31, 2008. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our anticipated growth will continue to place significant demands on our management and other resources. Our growth will require us to continue to develop and improve our operational, financial and other internal controls, both in the United States, India and elsewhere. In particular, our continued growth will increase the challenges involved in:

•	recruiting and retaining sufficiently skilled technical, finance, marketing and management personnel;

•	adhering to our high quality standards;

•	maintaining high levels of client satisfaction;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal systems; and

•	preserving our culture, values and entrepreneurial environment.

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

Our top five customers generated approximately 19.4% of our revenues for the year ended December 31, 2008 and 23.9% of our revenues in the year ended December 31, 2007. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	our competitors’ pricing policies;

•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over increasingly longer contract periods;

•	bid practices of clients and their use of third-party advisors;

•	the use by our competitors and our clients of offshore resources to provide lower-cost service delivery capabilities; and

•	general economic and political conditions.

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

Our future success will depend in part on our ability to protect our proprietary methodologies and other intellectual property. We presently hold no patents or registered copyrights, and rely upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect our intellectual property rights. Existing laws of some countries in which we provide services or solutions, such as China, might offer only limited protection of our intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. We believe that laws, rules, regulations and treaties in effect in the United States, India and other countries in which we operate are adequate to protect us from misappropriation or unauthorized use of our copyrights. However, there can be no assurance that these laws will not change and, in particular, that the laws of India or the United States will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States or from the United States to India. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of any of our intellectual property, or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. Unauthorized use of our intellectual property may result in development of technology, products or services that compete with our products and services and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. If we are unable to protect our intellectual property, our business may be adversely affected.

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

To deliver our services to our customers, we must maintain a high speed network of satellite, fiber optic and land lines and active voice and data communications 24 hours a day between our main offices in Chennai, our other IT development centers and the offices of our customers worldwide. Although we maintain redundancy facilities and satellite communications links, any systems failure or a significant lapse in our ability to transmit voice and data through satellite and telephone communications could result in lost customers and curtailed operations which would reduce our revenue and profitability.

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

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. We believe that based on our current cash, cash equivalents and marketable securities balances and expected operating cash flows, the current lack of liquidity in the credit markets will not have a material impact on our liquidity, cash flow, or financial flexibility. Continued deterioration of the credit and capital markets could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. The continued decline in economic activity could adversely affect the ability of counterparties to certain financial instruments such as marketable securities and derivatives to meet their obligations to us.

Funds associated with auction-rate securities that we hold as investments may not be liquid or accessible for in excess of 12 months and our auction-rate securities may decline in value.

As of December 31, 2008, our short-term and long-term investments totaled $189.2 million and included $5.9 million in short-term and $133.5 million in long-term of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program (FFELP). In addition, the remainder of our long-term investments included an asset of $28.2 million related to the UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of December 31, 2008. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indexes. All of the auction-rate municipal debt securities held by us are callable by the issuer at par. In November 2008, we accepted an offer from UBS AG (UBS) to sell to UBS, at par value ($168.5 million), our auction-rate municipal debt securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate municipal debt securities or sell them on our behalf at par any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. UBS’s inability to perform under the UBS Right and the lack of liquidity for auction-rate municipal debt securities in the financial markets could have a material adverse effect on our financial condition and results of operations.

Our stock price continues to be volatile.

Our stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, or uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price reflects future growth and profitability expectations. If we fail to meet these expectations our stock price may significantly decline.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

To support our planned growth, we are continually expanding our IT development center capacity through the construction of new facilities, supplemented by additional leasing of non-owned facilities. Below is a summary of IT development facilities in India and China and our executive office in Teaneck, New Jersey.

Location	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage
IT Development Facilities:
India:
Chennai	12	1,428,580	1,520,486	2,949,066
Bangalore	5	1,046,592	225,000	1,271,592
Pune	7	895,132	343,703	1,238,835
Kolkata	4	454,887	190,182	645,069
Hyderabad	3	550,655	—	550,655
Coimbatore	3	192,178	—	192,178
Cochin	1	73,800	—	73,800
Mumbai	2	196,515	—	196,515
Gurgaon	3	77,726	—	77,726
Shanghai, China	3	99,055	—	99,055

Total	43	5,015,120	2,279,371	7,294,491

Executive Office:
Teaneck	1	42,521	—	42,521

We operate out of our Teaneck, New Jersey headquarters and our regional and international offices. We have business development offices in the following cities: Atlanta (GA), Boston (MA), Bridgewater (NJ),

Chicago (IL), Dallas (TX), Los Angeles (CA), Minneapolis (MN), Norwalk (CT), Phoenix (AZ), San Francisco (CA), Teaneck (NJ), Amsterdam, Buenos Aires, Cyberjaya (Malaysia), Frankfurt, London, Melbourne, Paris, Shanghai, Singapore, Tokyo, Toronto and Zurich. In addition, we operate IT development facilities in Bentonville (AR), Boston (MA), Bridgewater (NJ), Chicago (IL), Phoenix (AZ), Amsterdam, Budapest, Buenos Aires and Toronto. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

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

Our Class A common stock trades on the NASDAQ Global Select Market (NASDAQ) under the symbol “CTSH”.

The following table shows the per share range of high and low sale prices for shares of our Class A common stock, as listed for quotation on the NASDAQ, and the quarterly cash dividends paid per share for the quarterly periods indicated. This table has been retroactively adjusted to reflect our 2-for-1 stock split effected by a 100% stock dividend that became effective on October 16, 2007.

Quarter Ended	High	Low	Cash Dividend Per Share
March 31, 2007	$47.78	$37.88	$0.00
June 30, 2007	$45.49	$37.00	$0.00
September 30, 2007	$44.44	$33.80	$0.00
December 31, 2007	$43.00	$29.44	$0.00
March 31, 2008	$34.00	$23.37	$0.00
June 30, 2008	$37.10	$26.32	$0.00
September 30, 2008	$32.53	$20.68	$0.00
December 31, 2008	$22.69	$14.38	$0.00

As of December 31, 2008, the approximate number of holders of record of our Class A common stock was 227 and the approximate number of beneficial holders of our Class A common stock was 35,700.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of the business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our Class A common stock that may be issued under our existing equity compensation plans. We have four equity compensation plans, each of which has been approved by our stockholders: (1) Amended and Restated 1999 Incentive Compensation Plan, which we refer to as the Incentive Plan; (2) Non-Employee Directors’ Stock Option Plan, which we refer to as the Director Plan; (3) the Key Employees Stock Option Plan; and (4) the 2004 Employee Stock Purchase Plan. For additional information on our equity compensation plans, please see Note 10 to the consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Vesting of Awards or Exercise of Outstanding Options		Weighted Average Exercise Price of Awards or Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders—stock options(1)	24,363,232	(2)	$16.48	5,365,064	(3)
Equity compensation plans that have been approved by security holders—performance stock units(4)	1,570,291		N/A	—
Equity compensation plans that have been approved by security holders—restricted stock units(5)	852,532		N/A	—
Equity compensation plans not approved by security holders	—			—

Total	26,786,055			5,365,064

(1)	Consists of the Incentive Plan, the Director Plan, the Key Employees’ Stock Option Plan and the 2004 Employee Stock Purchase Plan.
(2)	Excludes purchase rights outstanding under the 2004 Employee Stock Purchase Plan. Under such plan, employees may purchase whole shares of stock at price per share equal to 90% of the lower of the fair market value per share on the first day of the purchase period or the fair market value per share on the last day of the purchase period.
(3)	Includes 3,257,429 shares of Class A common stock available for future issuance under the Incentive Plan. Also includes 8,000 shares of Class A common stock available for future issuances pursuant to the Director Plan and 2,099,635 shares of Class A common stock issuable under the 2004 Employee Stock Purchase Plan.
(4)	Consists of 1,570,291 shares that are issuable to holders of performance stock units, granted pursuant to the Incentive Plan, upon the achievement of certain performance and vesting criteria.
(5)	Consists of 852,532 shares that are issuable to holders of restricted stock units, granted pursuant to the Incentive Plan.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the fourth quarter of 2008.

Issuer Purchases of Equity Securities

In December 2008, our Board of Directors authorized up to $50.0 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock. The $50.0 million authorization excludes fees and expenses and expires in December 2009. The program authorizes management to repurchase shares opportunistically in the open market or in private transactions from time to time, depending on market conditions. No shares were repurchased under this or our previous program during the months of October through December 2008.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq 100 Index, S&P 500 Index and a Peer Group Index (capitalization weighted) for the period beginning January 1, 2004 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)

Among Cognizant, the Nasdaq 100 Index, the S&P 500 Index

And a Peer Group Index(3) (Capitalization Weighted)

Company / Index	Base Period 12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
COGNIZANT TECHNOLOGY SOLUTIONS CORP	100	185.50	220.29	338.12	297.46	158.28
S&P 500 INDEX	100	110.88	116.33	134.70	142.10	89.53
NASDAQ 100	100	110.44	112.08	119.69	142.03	82.54
PEER GROUP A	100	126.75	135.43	176.43	165.86	106.50
PEER GROUP B	100	126.75	135.43	176.18	164.71	104.51

(1)	Graph assumes $100 invested on January 1, 2004 in our Class A common stock, the Nasdaq 100 Index, the S&P 500 Index, the Peer Group Index A (capitalization weighted) and the Peer Group Index B (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)	We have constructed a Peer Group Index (Peer Group A) of other information technology consulting firms consisting of Accenture Ltd., Computer Sciences Corporation, Computer Task Group, Inc., Diamond

Management & Technology Consultants, Inc., iGate Corp., Infosys Technologies Ltd., Sapient Corp., Satyam Computer Services Ltd., Syntel, Inc. and Wipro Ltd. Peer Group A represents the peer group as we reported in the previous year. In 2008, we updated Peer Group A and added Exlservice Holdings Inc, Genpact Ltd and WNS Holdings LTD in our definition of a peer group company as they are peer companies performing business process outsourcing services. This new peer group is called Peer Group B and we believe that these companies more closely resemble our business mix and that their performance is representative of our industry. We also excluded Electronic Data Systems Corporation, from both peer groups as it was acquired by Hewlett-Packard Company in 2008. Also note that due to the similarity of the data points for Peer Group A and Peer Group B as indicated in the above data table, Peer Group A and Peer Group B appear as one line or data point in the above chart, when in fact there are two distinct lines that are plotted along similar points.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2006, 2005 and 2004 and for each of the years ended December 31, 2005 and 2004 are derived from our audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2008, 2007 and 2006 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008(1)	2007(1)	2006(1)	2005(2)	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$2,816,304	$2,135,577	$1,424,267	$885,830	$586,673
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,572,816	1,206,035	787,923	479,915	319,810
Selling, general and administrative expenses	652,021	494,102	343,238	206,899	132,796
Depreciation and amortization expense	74,797	53,918	34,163	21,400	16,447

Income from operations	516,670	381,522	258,943	177,616	117,620

Other income (expense), net:
Interest income	22,188	29,560	17,615	8,982	4,389
Other income (expense), net	(23,648)	3,274	1,253	(1,326)	86

Total other income (expense), net	(1,460)	32,834	18,868	7,656	4,475

Income before provision for income taxes	515,210	414,356	277,811	185,272	122,095
Provision for income taxes	84,365	64,223	45,016	19,006	21,852

Net income	$430,845	$350,133	$232,795	$166,266	$100,243

Basic earnings per share	$1.49	$1.22	$0.83	$0.61	$0.38

Diluted earnings per share	$1.44	$1.15	$0.77	$0.57	$0.35

Cash dividends declared per common share	$—	$—	$—	$—	$—

Weighted average number of common shares outstanding—Basic	290,121	288,155	281,715	272,988	261,980

Weighted average number of common shares outstanding—Diluted	298,940	303,593	301,124	293,790	285,113

Cash and cash equivalents and short-term investments	$762,579	$670,425	$648,159	$424,001	$314,761
Long-term investments	161,693	—	—	—	—
Long-Term Obligations:
Deferred income tax liabilities, net	7,294	15,145	—	—	4,156
Other non-current liabilities	14,111	14,267	2,979	1,953	—
Working capital	1,080,542	901,495	790,888	509,628	340,189
Total assets	2,374,560	1,838,306	1,325,981	869,893	572,745
Stockholders’ equity	1,965,578	1,468,210	1,073,499	714,145	453,529

(1)	Includes the impact of our adoption of SFAS No. 123R effective January 1, 2006 and the impact of the stock-based Indian fringe benefit tax effective April 1, 2007. For additional information, refer to Note 10 (Employee Stock-Based Compensation Plans) to our consolidated financial statements.
(2)	For the year ended December 31, 2005, our consolidated statement of operations data includes the reduction of income tax expense (one-time income tax benefit) of $12,411, $0.05 per basic earnings per share and $0.04 per diluted earnings per share related to the repatriation of $60,000 of Indian earnings pursuant to the American Jobs Creation Act of 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

In 2008, our revenues increased to $2,816.3 million compared to $2,135.6 million in 2007. Net income increased to $430.8 million or $1.44 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense net of tax of $0.15 per diluted share during 2008. This is compared to $350.1 million or $1.15 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense net of tax of $0.12 per diluted share during 2007. The key drivers of our revenue growth in 2008 were as follows:

•	strong performance across all our business segments, each of which had year-over-year revenue growth equal to or greater than 28.2%;

•	greater penetration of the European market, where we experienced revenue growth of 57.8% in 2008 as compared to 2007;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the year with approximately 565 active clients compared to approximately 500 as of December 31, 2007 and increased the number of strategic clients by 21 during the year bringing the total number of our strategic clients to 128. We define a strategic client as one offering the potential to generate $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for 19.4% and 30.0%, respectively, of our total revenues in 2008 as compared to 23.9% and 34.3%, respectively, for the year ended December 31, 2007. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

In Europe, we continue to experience solid growth. During 2008, our revenue from European customers increased by 57.8% to $541.1 million compared to $342.9 million in 2007. In 2008, revenue from Europe, excluding the UK, increased by $91.3 million from $121.8 million in 2007 to $213.1 million. Europe will continue to be an area of significant investment for us in 2009 as we see this region and the Asia Pacific region, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. Recent NASSCOM (India’s National Association of Software and Service Companies) reports state that India’s IT software and services and business process outsourcing sectors are expected to reach an estimated $47 billion by the end of the fiscal year March 31, 2009. This is an expected growth rate of approximately 16% to 17% over the prior fiscal year.

In 2008, our operating margin increased to 18.3% compared to 17.9% in 2007. Excluding stock-based compensation costs of $43.9 million and stock-based Indian fringe benefit tax expense of $8.1 million, operating margin in 2008 was 20.2%. This was slightly above our historic targeted operating margin range, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues. The operating margin increase was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of our revenue growth outpacing our headcount growth, partially offset by an increase in compensation costs. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For 2009, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

During 2008, we experienced slower than initially expected revenue growth primarily due to the slowing global economy and softness in the financial services sector. This along with the appreciation of the Indian rupee versus the U.S. dollar during the first half of 2008 and continuing wage inflation, primarily in India, put pressure on our operating margins. In response, we implemented actions during the year that mitigated these negative market trends, including increasing the global utilization rates of our technical staff and reducing discretionary spending. In the second half of 2008, we benefited from the depreciation of the Indian rupee against the U.S. dollar, which favorably impacted our full year-over-year operating margin by approximately 119 basis points or 1.19 percent. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 25 basis points or 0.25 percentage points.

We finished the year with total headcount of approximately 61,700, an increase of approximately 6,300 over the prior year. The increases in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2008. Annualized turnover, including both voluntary and involuntary, was approximately 14.2% for 2008. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represented less than 20% of our total operating expenses.

Our current India real estate development program now includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330.0 million through the end of the program on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. During 2009, we expect to spend approximately $175 million globally for capital expenditures, a portion of which relates to our India real estate development program.

At December 31, 2008, we had cash and cash equivalents and short-term investments of $762.6 million and working capital of approximately $1,080.5 million. Accordingly, we do not anticipate any near-term liquidity issues. During 2008, we repurchased $27.8 million of our Class A common stock under a stock repurchase program that expired in September 2008. Stock repurchases under this program were funded from working capital. On December 3, 2008, the Board of Directors authorized a $50.0 million stock repurchase program, which expires in December 2009 and has similar terms to the previous program. No shares were repurchased under this program in December 2008.

During 2009, we expect the following factors to affect our business and our operating results:

•	Slowing global economy, particularly weakness in the United States and the United Kingdom;

•	Continued weakness in the financial services sector;

•

Pressure on customer IT budgets, which may result in delays or decreases in spending by customers on discretionary projects, specifically application development projects. However, we expect a focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO; and

•	Foreign currency volatility.

In response to this challenging macroeconomic environment, we plan to:

•	Partner with our existing customers to see where we can provide innovative solutions resulting in our garnering an increased portion of our customers’ overall IT spend;

•	Continue our focus on growing our business in Europe and the Asia Pacific region, where we believe there are opportunities to gain market share;

•	Expand our BPO and infrastructure management practices, which are in high demand in this challenging business environment;

•	Continue to aggressively increase our customer base across all of our business segments;

•	Opportunistically look for acquisitions that can improve our overall service delivery capabilities; and

•	Continue operating focus and discipline to appropriately manage our cost structure.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of investments, goodwill and other long-lived assets, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying consolidated financial statements. Our significant accounting policies are described in Note 1 to the consolidated financial statements.

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

Stock-Based Compensation. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock, the number of stock-based awards that are expected to be forfeited and, beginning in 2007, due to a recent tax law change in India, the expected exercise proceeds for stock-based awards subject to the Indian fringe benefit tax. In addition, for stock performance units, we are required to estimate the most probable outcome of the performance conditions in order to determine the amount of stock compensation costs to be recorded over the vesting period. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes. Determining the consolidated provision for income tax expense, deferred income tax assets and liabilities and related valuation allowance, if any, involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the jurisdictions where we operate. Changes in the geographic mix or estimated level of annual pre-tax income can also affect the overall effective income tax rate. Effective January 1, 2007, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

On an on-going basis, we evaluate whether a valuation allowance is needed to reduce our deferred income tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we will be able to realize deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the deferred income tax asset would increase income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of the net deferred income tax asset in the future, an adjustment to the deferred income tax asset would be charged to income in the period such determination was made.

Our Indian subsidiaries (collectively, Cognizant India) are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 2010. In anticipation of the complete phase out of these tax holidays in March 2010, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZs). Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of December 31, 2008) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

Investments. Historically, our investments have been in municipal debt securities with interest rates that reset through a Dutch auction process, corporate notes and bonds, U.S. government agencies, bank time deposits and commercial paper meeting certain criteria. We evaluate our available-for-sale investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. An impairment charge would be recorded to the extent that the carrying value of our available-for-sale securities exceeds the fair market value of the securities and the decline in value is determined to be other-than-temporary.

Determining the fair value of our investment in auction-rate securities with unobservable inputs that are supported by little or no market activity requires judgment, including determining the appropriate holding period and discount rate to be used in valuing such securities. We value our investment in auction-rate securities using a discounted cash flow analysis, which incorporates the following key inputs: (i) the underlying structure of each security; (ii) frequency and amounts of cash flows; (iii) expected holding period for the security; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. In estimating the holding period, we considered the current developments in the auction-rate market including: our ability to hold the securities for such period of time, recent calls of auction-rate securities by issuers and the possible reestablishment of an active market for the auction-rate securities that we hold. Based upon these factors, we used a holding period of five years for securities with a stated maturity beyond five years, which represents the period of time we anticipate will elapse before a liquidity event will occur. An increase or decrease in the holding period by two years would change the fair value of our investment in auction-rate securities by approximately $10.0 million. We derive the discount rate by considering observable interest rate yields for bonds supported by student loans and pricing of new bond issuances, and adding an illiquidity premium to such rates. The illiquidity premium was estimated by management considering current market conditions. As of December 31, 2008, we used a weighted-average illiquidity premium of 140 basis points. This weighted-average illiquidity premium has been impacted by overall issues within the credit and capital markets and related increases in volatility including uncertainty of the credit and money markets. An increase or decrease to the illiquidity premium of 100 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $6.0 million. Our valuation is also impacted by changes in market interest rates because the interest payments we receive on our auction-rate securities vary based on a pre-determined formula with spreads tied to particular interest rate indices. An increase or decrease in market interest rates of 50 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $9.0 million. We anticipate there will be ongoing developments in the credit markets and the market for the auction-rate securities that we hold. Accordingly, our estimates of the expected holding period and illiquidity premium used in valuing such securities are reasonably likely to change in the short-term.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of December 31, 2008, our goodwill balance was $154.0 million.

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

Risks. The majority of our IT development centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, limitations on immigration programs, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, and potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management and our independent auditor to provide us with reasonable assurance regarding the adequacy and effectiveness of our internal control over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Part I, Item 1A. “Risk Factors.”

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed for the three years ended December 31, 2008:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues	2006	% of Revenues	Increase (Decrease)
							2008	2007
Revenues	$2,816,304	100.0%	$2,135,577	100.0%	$1,424,267	100.0%	$680,727	$711,310
Cost of revenues(1)	1,572,816	55.8	1,206,035	56.5	787,923	55.3	366,781	418,112
Selling, general and administrative(2)	652,021	23.2	494,102	23.1	343,238	24.1	157,919	150,864
Depreciation and amortization	74,797	2.7	53,918	2.5	34,163	2.4	20,879	19,755

Income from operations	516,670	18.3%	381,522	17.9%	258,943	18.2%	135,148	122,579

Other income (expense), net	(1,460)		32,834		18,868		(34,294)	13,966
Provision for income taxes	84,365		64,223		45,016		20,142	19,207

Net income	$430,845	15.3%	$350,133	16.4%	$232,795	16.3%	$80,712	$117,338

(1)	Includes stock-based compensation expense of $18,715, $17,206 and $13,400 for the years ended December 31, 2008, 2007 and 2006, respectively, and stock-based Indian fringe benefit tax expense of $2,731 and $1,979 for the years ended December 31, 2008 and 2007, respectively, and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $25,185, $18,710 and $16,534 for the years ended December 31, 2008, 2007 and 2006, respectively, and stock-based Indian fringe benefit tax expense of $5,418 and $3,943 for the years ended December 31, 2008 and 2007, respectively, and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense is as follows for the years ended December 31:

(Dollars in thousands)

	2008	% of Revenues	2007	% of Revenues	2006	% of Revenues
Income from operations, as reported	$516,670	18.3%	$381,522	17.9%	$258,943	18.2%
Add: stock-based compensation expense	43,900	1.6	35,916	1.7	29,934	2.1
Add: stock-based Indian fringe benefit tax expense	8,149	0.3	5,922	0.2	—	—

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$568,719	20.2%	$423,360	19.8%	$288,877	20.3%

Effective April 1, 2007, a new fringe benefit tax was introduced in India that obligates us to pay, upon exercise or distribution of shares under a stock-based compensation award, a non-income related tax on the appreciation of the award from date of grant to date of vest. There is no cash cost to us as we recover the cost of the Indian fringe benefit tax from the employee’s proceeds from the award. Under U.S. GAAP, the stock-based Indian fringe benefit tax expense is required to be recorded as an operating expense and the related recovery of such tax from our employee is required to be recorded to stockholders’ equity as proceeds from a stock-based compensation award. Our future operating results may experience volatility as a result of the timing of exercise or distribution of shares related to stock-based compensation awards to our employees who worked or are working in India. The amount of stock-based Indian fringe benefit tax expense recorded during 2008 and 2007 was $8.1 million and $5.9 million, respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. Revenue increased by 31.9%, or approximately $680.7 million, from approximately $2,135.6 million during 2007 to approximately $2,816.3 million in 2008. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued interest in using the on-site/offshore delivery model as a means to reduce overall IT costs and greater penetration in the European market. Revenue from customers existing as of December 31, 2007 increased by approximately $550.3 million and revenue from new customers added since December 31, 2007 was approximately $130.4 million or approximately 4.6% of total revenues for the year ended December 31, 2008. In addition, revenue from European customers in 2008 increased by $198.3 million as compared to 2007. We had approximately 565 active clients as of December 31, 2008 as compared to approximately 500 active clients as of December 31, 2007. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $282.6 million and $183.7 million, respectively, of the $680.7 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 28.0% and 35.5%, respectively, compared to 2007 and represented approximately 46.9% and 53.1%, respectively, of total revenues in 2008.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting, and the cost of sales commissions related to revenues. Our cost of revenues increased by approximately 30.4% or $366.8 million from $1,206.0 million during 2007 to $1,572.8 million in 2008. The increase was due primarily to higher compensation and benefits costs of approximately $326.0 million, which is primarily attributed to the increase in the number of our technical personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by approximately 32.6%, or $178.8 million, from $548.0 million during 2007 to $726.8 million during 2008, and increased slightly as a percentage of revenue from 25.7% in 2007 to 25.8% in 2008. The increase as a percentage of revenue was due primarily to an increase in depreciation and amortization expense, and expenses related to the expansion of our infrastructure to support our revenue growth, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar.

Income from Operations. Income from operations increased approximately 35.4%, or $135.2 million, from approximately $381.5 million during 2007 to approximately $516.7 million during 2008, representing operating margins of approximately 18.3% of revenues in 2008 and 17.9% of revenues in 2007. The increase in operating margin was due primarily to increased revenues, achieving operating efficiencies including leverage on prior sales and marketing investments and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth. Excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense of $52.0 million in 2008 and $41.8 million in 2007, operating margins for the years ended December 31, 2008 and 2007 were 20.2% and 19.8%, respectively.

Other Income/(Expense), Net. Other income (expense), net decreased from $32.8 million of income in 2007 to $1.5 million of expense in 2008 or by $34.3 million and consists primarily of interest income and foreign currency gains or losses. This $34.3 million decrease is attributed to a period-over-period decrease of $26.0 million in foreign currency income attributed to the remeasurement of certain balance sheet accounts for movements in foreign currency rates, primarily the strengthening of the U.S. dollar against the British pound, euro and Indian rupee, and a reduction of $7.4 million in interest income, from approximately $29.6 million in 2007 to $22.2 million in 2008. In 2008, foreign currency losses were approximately $22.8 million, which are primarily attributed to U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The decrease in interest income is primarily due to lower average short-term interest rates in 2008 compared to 2007.

Provision for Income Taxes. The provision for income taxes increased from approximately $64.2 million in 2007 to approximately $84.4 million in 2008. The effective income tax rate increased from 15.5% in 2007 to 16.4% in 2008. The increase in our effective income tax rate is primarily attributed to tax benefits of approximately $3.6 million recognized in 2007 resulting from the settlement of and expiration of the statute of limitations for certain tax provisions and, in 2008, a net return to provision adjustment of $2.4 million. Excluding discrete items, our effective tax rate was 15.9% for 2008 compared to 16.4% for 2007. This decrease was primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenues falling under the income tax holiday, growth in countries whose tax rates are lower than the United States and net reductions in statutory income tax rates, primarily in Europe.

Net Income. Net income increased from approximately $350.1 million in 2007 to approximately $430.8 million in 2008, representing 16.4% and 15.3% of revenues, respectively. The decrease in net income as a percentage of revenues in 2008 is primarily attributed to the decrease in interest income and the foreign currency losses in 2008, partially offset by a higher operating margin in 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue. Revenue increased by 49.9%, or approximately $711.3 million, from approximately $1,424.3 million during 2006 to approximately $2,135.6 million in 2007. This increase was primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, strength in our customers’ discretionary spending and penetration in the European market. Revenue from customers existing as of December 31, 2006 increased by approximately $630.4 million and revenue from new customers added since December 31, 2006 was approximately $80.9 million or approximately 3.8% of total revenues for the year ended December 31, 2007. In addition, revenue from European customers in 2007 increased by $159.0 million as compared to 2006. We had approximately 500 active clients as of December 31, 2007 as compared to approximately 400 active clients as of December 31, 2006. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services with all of our business segments experiencing year-over-year revenue growth between 47.3% and 52.7%. Our Financial Services and Healthcare business segments accounted for approximately $321.5 million and $173.6 million, respectively, of the $711.3 million increase in revenue. Our IT consulting and technology services and IT outsourcing revenues increased by approximately 48.4% and 51.4%, respectively, compared to 2006 and represented approximately 48.4% and 51.6%, respectively, of total revenues in 2007.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consisted primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting, and the cost of sales commissions related to revenues. Our cost of revenues increased by 53.1% or approximately $418.1 million, from approximately $787.9 million during 2006 to approximately $1,206.0 million in 2007. The increase was due primarily to higher compensation and benefits costs of approximately $381.9 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consisted primarily of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as depreciation and amortization expense. Selling, general and administrative expenses, including depreciation and amortization, increased by 45.2%, or approximately $170.6 million, from approximately $377.4 million during 2006 to approximately $548.0 million during 2007, and decreased as a percentage of revenue from approximately 26.5% in 2006 to approximately 25.7% in 2007. The percentage decrease was due primarily to economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending, partially offset by the appreciation of the Indian rupee versus the U.S. dollar and wage inflation, primarily in India.

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

Other Income/(Expense), Net. Other income/(expense), net consisted primarily of interest income and foreign currency gains or losses. The increase in other income/(expense), net of $14.0 million was attributed to an increase in interest income of $12.0 million from approximately $17.6 million in 2006 to approximately $29.6 million in 2007 and a year-over-year increase of approximately $2.0 million in income due to the remeasurement of certain balance sheet accounts for movements in foreign currency exchange rates. The increase in interest income was due to higher invested global cash balances and an increase in short-term interest rates.

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

Results by Business Segment

Our reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments which, individually, are less than 10.0% of consolidated revenues and segment operating profit. The Other segment includes media and information services, communications, and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

Our chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the related stock-based India fringe benefit tax are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and are adjusted only against the total income from operations.

As of December 31, 2008, we had approximately 565 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other segments for the years ended December 31, 2008, 2007 and 2006 are as follows:

				2008		2007
	2008	2007	2006	Increase	%	Increase	%
	(Dollars in thousands)
Revenues:
Financial Services	$1,284,013	$1,001,420	$679,901	$282,593	28.2%	$321,519	47.3%
Healthcare	688,224	504,504	330,860	183,720	36.4	173,644	52.5
Manufacturing/Retail/ Logistics	443,236	320,116	209,703	123,120	38.5	110,413	52.7
Other	400,831	309,537	203,803	91,294	29.5	105,734	51.9

Total revenues	$2,816,304	$2,135,577	$1,424,267	$680,727	31.9%	$711,310	49.9%

Segment Operating Profit:
Financial Services	$439,055	$355,696	$254,115	$83,359	23.4%	$101,581	40.0%
Healthcare	270,790	199,791	135,374	70,999	35.5	64,417	47.6
Manufacturing/Retail/ Logistics	136,609	108,480	73,443	28,129	25.9	35,037	47.7
Other	132,209	111,319	63,657	20,890	18.8	47,662	74.9

Total segment operating profit	$978,663	$775,286	$526,589	$203,377	26.2%	$248,697	47.2%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Financial Services Segment

Revenue. Revenue increased by 28.2%, or approximately $282.6 million, from approximately $1,001.4 million during 2007 to approximately $1,284.0 million in 2008. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2007 and customers added since such date was approximately $263.1 million and approximately $19.5 million, respectively. Within the segment, full year revenue from our banking customers increased approximately $202.1 million over the prior year. However, our quarterly sequential revenue decreased in the latter portion of 2008 and we expect this trend to continue into 2009 due to the continuing crisis in the financial services sector. Overall, the full year 2008 increase in the segment can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased by 23.4%, or approximately $83.4 million, from approximately $355.7 million during 2007 to approximately $439.1 million during 2008. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 36.4%, or approximately $183.7 million, from approximately $504.5 million during 2007 to approximately $688.2 million in 2008. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2007 and customers added since such date was approximately $166.3 million and approximately $17.4 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $121.3 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 35.5%, or approximately $71.0 million, from approximately $199.8 million during 2007 to approximately $270.8 million during 2008. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 38.5%, or approximately $123.1 million, from approximately $320.1 million during 2007 to approximately $443.2 million in 2008. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2007 and customers added since such date was approximately $77.3 million and approximately $45.8 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 25.9%, or approximately $28.1 million, from approximately $108.5 million during 2007 to approximately $136.6 million during 2008. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 29.5%, or approximately $91.3 million, from approximately $309.5 million in 2007 to approximately $400.8 million in 2008. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2007 and customers added since such date was approximately $43.6 million and approximately $47.7 million, respectively. Within the segment, growth was particularly strong among our high technology customers, where revenue increased approximately $40.1 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 18.8%, or approximately $20.9 million from approximately $111.3 million in 2007 to approximately $132.2 million in 2008. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Financial Services Segment

Revenue. Revenue increased by 47.3%, or approximately $321.5 million, from approximately $679.9 million during 2006 to approximately $1,001.4 million in 2007. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2006 and customers added since such date was approximately $301.5 million and approximately $20.0 million, respectively. Within the segment, growth was particularly strong among our banking customers, where revenue increased approximately $253.9 million over the prior year including significant growth from our European banking clients, which accounted for 28.9% of the segment growth over the prior year. The business challenges experienced by the financial services industry during the last six months of 2007 did not have material impact on our business. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased by 40.0%, or approximately $101.6 million, from approximately $254.1 million during 2006 to approximately $355.7 million during 2007. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 52.5%, or approximately $173.6 million, from approximately $330.9 million during 2006 to approximately $504.5 million in 2007. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2006 and customers added since such date was approximately $157.6 million and approximately $16.0 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $88.9 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 47.6%, or approximately $64.4 million, from approximately $135.4 million during 2006 to approximately $199.8 million during 2007. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 52.7%, or approximately $110.4 million, from approximately $209.7 million during 2006 to approximately $320.1 million in 2007. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2006 and customers added since such date was approximately $83.5 million and approximately $26.9 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 47.7%, or approximately $35.1 million, from approximately $73.4 million during 2006 to approximately $108.5 million during 2007. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, the impact of the appreciation of the Indian rupee and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 51.9%, or approximately $105.7 million, from approximately $203.8 million in 2006 to approximately $309.6 million in 2007. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2006 and customers added since such date was approximately $87.7 million and approximately $18.0 million, respectively. Within the segment, growth was particularly strong among our media and information services customers, where revenue increased approximately $55.4 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

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

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents and short-term investments of $762.6 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; (v) stock repurchases; and (vi) general corporate purposes, including working capital. As of December 31, 2008, we had no third party debt and had working capital of approximately $1,080.5 million as compared to working capital of approximately $901.5 million as of December 31, 2007. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $429.7 million for the year ended December 31, 2008, $344.3 million for the year ended December 31, 2007 and $252.9 million for the year ended December 31, 2006. The increase in 2008 as compared to the prior year is primarily attributed to the increase in our net income in 2008. Trade accounts receivable increased from approximately $259.2 million at December 31, 2006 to approximately $383.0 million at December 31, 2007 and to approximately $517.5 million at December 31, 2008. Unbilled accounts receivable increased from approximately $39.3 million at December 31, 2006 to approximately $53.5 at December 31, 2007 and to approximately $62.2 million at December 31, 2008. The increase in trade accounts receivable and unbilled receivables during 2008 was due primarily to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At December 31, 2008, our days’ sales outstanding, including unbilled receivables, was approximately 71 days as compared to 67 days as of December 31, 2007 and 65 days as of December 31, 2006.

Our investing activities used net cash of approximately $55.0 million for the year ended December 31, 2008, $277.3 million for the year ended December 31, 2007 and $272.3 million for the year ended December 31, 2006. The decrease in net cash used in investing activities during 2008 primarily relates to decreased payments for acquisitions and the net effect of the sale of a portion of our auction-rate securities investments and subsequent reinvestment of the proceeds into cash and cash equivalents during the year. The increase in 2007 as compared to 2006 was primarily attributed to greater investment to expand our offshore IT development centers and to payments for the acquisitions, partially offset by higher net cash flows generated from maturities or sales of investments.

Our financing activities provided net cash of approximately $44.0 million for the year ended December 31, 2008, $4.0 million for the year ended December 31, 2007 and $82.9 million for the year ended December 31, 2006. The increase in 2008 relates primarily to lower Class A common stock repurchases under our stock repurchase program and lower proceeds and excess tax benefits from exercises of employee stock options. The decrease in 2007 relates primarily to Class A common stock repurchases under our stock repurchase program, offset, in part, by higher proceeds and excess tax benefits from exercises of employee stock options.

As of December 31, 2008, our short-term and long-term investments totaled $189.2 million and included $5.9 million in short-term and $133.5 million in long-term of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $28.2 million of an auction-rate securities related UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of December 31, 2008. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par.

In November 2008, we accepted an offer from UBS to sell to UBS, at par value ($168.5 million), our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. We elected to measure the UBS Right under the fair value option of SFAS No. 159 and recorded pre-tax income of $28.2 million, and a corresponding long term investment. At the same time, we transferred our investment in auction-rate securities from available-for-sale securities to trading securities. As a result of this transfer, we recognized a pre-tax loss of $29.1 million reflecting the reversal to income of the unrealized loss previously recorded in accumulated other comprehensive (loss) income. These transactions were recorded in the caption “other income (expense), net” in our accompanying consolidated statements of operations.

Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute current and planned operations and needs for at least the next 12 months. If a liquidity event does not occur prior to the exercise period under the UBS Right, we expect to obtain liquidity through the UBS Right. If UBS is unable to honor its obligations under the UBS Right, we believe we will be able to ultimately recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral, substantially backed by FFELP, and (ii) the AAA credit rating of the securities held by us. However, it could take until the final maturity of the underlying security (up to 33 years) to realize our investments’ recorded value.

Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond a 12-month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate earnings from India, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all. We expect our operating cash flow and cash and cash equivalents to be sufficient to meet our operating requirements for the next twelve months.

Commitments and Contingencies

Our current India real estate development program now includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330.0 million on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as SEZs located in India. As of December 31, 2008, we had outstanding fixed capital commitments of approximately $55.3 million related to our India development center expansion program.

During December 2008, our Board of Directors authorized a program to repurchased $50.0 million of our Class A common stock. This authorization expires in December 2009 and we have not purchased any shares in 2008 under this program. Any future repurchases under this program will be funded from a combination of cash on hand and cash flows from operations.

As of December 31, 2008, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$222,516	$55,435	$97,693	$59,090	$10,298
Fixed capital commitments(1)	55,312	55,312	—	—	—
Other purchase commitments(2)	57,475	44,296	13,179	—	—

Total	$335,303	$155,043	$110,872	$59,090	$10,298

(1)	Relates to India IT development center expansion program.
(2)	Other purchase commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

In connection with a 2008 acquisition, additional purchase price not to exceed $14.0 million, payable in 2010, is contingent on the acquired company achieving certain financial and operating targets during an earn-out period. We will fund such payment, if any, from operating cash flow. Contingent purchase price payments relating to acquisitions are recorded when the contingencies are resolved. The ultimate amount payable cannot be predicted with reasonable certainty because the amount is dependent on future results of operations of the acquired business. In accordance with U.S. GAAP, we have not recorded a liability for this item on our balance sheet because the definitive amount is not determinable or distributable. The contingent consideration, if paid, will be recorded as an additional element of the cost of the acquired company.

As of December 31, 2008, we had $6.4 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign exchange rates as approximately 79.1% of our revenues for the year ended December 31, 2008 are generated from customers located in North America. However, a portion of our costs in India, representing approximately 29.6% of our global operating costs for the year ended December 31, 2008, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign currency gains or losses upon remeasurement. In 2008, we reported foreign currency losses of approximately $22.8 million, which are primarily attributed to the remeasurement of (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and (ii) Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

During December 2008, we entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2008, the notional value of these contracts is $82.0 million and are scheduled to mature during the first quarter of 2009. In January 2009, we entered into additional foreign exchange forward contracts with a notional value of $268.0 million. These contracts are scheduled to mature over the remainder of 2009.

There were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2008, 2007 and 2006 that would have affected our liquidity or the availability of or requirements for capital resources.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform the services we offer has caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. We have experienced wage inflation in India; however, this has not had a material impact on our results of operations as Indian wages represented less than 20.0% of our total operating expenses for the year ended December 31, 2008.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. SFAS No. 157 does not apply to fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”. In February 2008, the Financial Accounting Standards Board (FASB) decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our investments and derivative contracts. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. We do not believe the full adoption of SFAS No. 157 with respect to our nonfinancial assets and liabilities will have a material effect on our financial condition or consolidated results of operations. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 primarily include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which addresses the application of SFAS No. 157 for illiquid financial instruments. The adoption of FSP FAS 157-3 did not change our valuation methodology or have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for financial statements beginning January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. Effective January 1, 2008, we adopted SFAS No. 159 and have elected the fair value option for our UBS Right as detailed in Note 9 of our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of transaction and restructuring costs; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of SFAS No. 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning after December 15, 2008. As of December 31, 2008, we did not have any noncontrolling interests in other entities. Accordingly, we do not expect the adoption of SFAS No. 160 will have a material effect on our financial condition or consolidated results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 in 2009.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “could,” “would,” “plan,” “intend,” “estimate,” “predict,” “potential,” “continue,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in the section entitled Item 1A. “Risk Factors”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian rupee. Accordingly, we periodically evaluate the need for hedging strategies, including the use of derivative financial instruments, to mitigate the effect of foreign currency fluctuations and may use such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures.

During December 2008, we entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2008, the notional value of these contracts is $82.0 million and are scheduled to mature during the first quarter of 2009. At December 31, 2008 the net unrealized gain on our outstanding foreign exchange forward contracts was $0.6 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2008, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $8.0 million. In January 2009, we entered into additional foreign exchange forward contracts with a notional value of $268.0 million. These contracts are scheduled to mature over the remainder of 2009.

There were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2008, 2007 and 2006 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of December 31, 2008, we had approximately $924.3 million of cash and cash equivalents and short-term and long-term investments most of which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

As of December 31, 2008, our short-term and long-term investments totaled $189.2 million and included $5.9 million in short-term and $133.5 million in long-term of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $28.2 million of an auction-rate related UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of December 31, 2008. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par.

In November 2008, we accepted an offer from UBS to sell to UBS, at par value ($168.5 million), our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. We elected to measure the UBS Right under the fair value option of SFAS No. 159 and recorded pre-tax income of $28.2 million, and a corresponding long term investment. At the same time, we transferred our investment in auction-rate securities from available-for-sale securities to trading securities. As a result of this transfer, we recognized a pre-tax loss on our consolidated statement of operations of $29.1 million reflecting the reversal of the unrealized loss previously recorded in accumulated other comprehensive (loss) income.

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

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate to allow timely decisions regarding required disclosures, and (2) effective in that they provide that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Stockholders.

We have adopted a written code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website which is located at www.cognizant.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and by posting it on our website.

Item 11.	Executive Compensation

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The discussion under the heading “Certain Relationships and Related Transactions and Director Independence” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements.
		Reference is made to the Index to Consolidated Financial Statements on Page F-1.

	(2)	Consolidated Financial Statement Schedule.
		Reference is made to the Index to Financial Statement Schedule on Page F-1.

	(3)	Exhibits.
		Reference is made to the Index to Exhibits on Page 65.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of March, 2009.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ FRANCISCO D’SOUZA
Francisco D’Souza, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCISCO D’SOUZA Francisco D’Souza	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ GORDON COBURN Gordon Coburn	Chief Financial and Operating Officer, and Treasurer (Principal Financial and Accounting Officer)	March 2, 2009

/s/ JOHN E. KLEIN John E. Klein	Chairman of the Board and Director	March 2, 2009

/s/ LAKSHMI NARAYANAN Lakshmi Narayanan	Vice Chairman of the Board and Director	March 2, 2009

/s/ THOMAS M. WENDEL Thomas M. Wendel	Director	March 2, 2009

/s/ ROBERT W. HOWE Robert W. Howe	Director	March 2, 2009

/s/ ROBERT E. WEISSMAN Robert E. Weissman	Director	March 2, 2009

/s/ JOHN N. FOX, JR. John N. Fox, Jr.	Director	March 2, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.2	Amended and Restated By-laws of the Company, as amended on April 18, 2008. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 18, 2008.)

3.3	Amendment to Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Cognizant Technology Solutions Corporation dated June 13, 2006. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 13, 2006.)

4.1	Rights Agreement, dated March 5, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 5, 2003.)

4.2	Specimen Certificate for shares of Class A common stock. (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment Number 4 to the Company’s Form S-4 dated January 30, 2003.)

10.1*	Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1. (File Number 333-49783) which became effective on June 18, 1998.)

10.2*	Amended and Restated Cognizant Technology Solutions Key Employees’ Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.3*	Amended and Restated Cognizant Technology Solutions Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.4*	Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.5*	Amended and Restated 1999 Incentive Compensation Plan (As Amended and Restated Through April 26, 2007). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007.)

10.6	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.7	Form of Stock Option Certificate. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

10.8	The Cognizant Technology Solutions Executive Pension Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.9	Distribution Agreement between IMS Health Incorporated and the Company dated January 7, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment Number 4 to the Company Form S-4 dated January 30, 2003.)

10.10*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K dated March 12, 2004.)

Exhibit No.	Description of Exhibit
10.11*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K dated March 12, 2004.)

10.12*	Form of Stock Option Agreement between the Company and each of Francisco D’Souza and Gordon Coburn pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K dated March 12, 2004.)

10.13*	Form of Stock Option Agreement between the Company and each of Francisco D’Souza and Gordon Coburn pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K dated March 12, 2004.)

10.14*	Severance and Noncompetition Agreement between the Company and Ramakrishnan Chandrasekaran dated December 13, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2004.)

10.15	Consulting Agreement dated December 1, 2006 by and between Venetia Kontogouris and the Company. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 1, 2006.)

10.16	Amended and Restated 1999 Incentive Compensation Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.17	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.18	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.19*	Severance and Noncompetition Agreement with Rajeev Mehta dated July 23, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2007.)

10.20*	Form of Performance Unit Award for grants to certain executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2007.)

10.21	Agreement and Plan of Merger, dated as of October 18, 2007, by and among the Company, Cognizant Technology Corporation, marketRx, Inc., and Jaswinder S. Chadha, solely in his capacity as Stockholder Representative. (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K dated February 28, 2008.)

10.22*	Form of Stock Unit Award Agreement pursuant to the Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 4, 2008.)

10.23*	Form of Amendment to Severance and Noncompetition Agreements with the Named Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2008.)

10.24*	The Cognizant Technology Solutions Executive Pension Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 3, 2008.)

21.1 †	List of subsidiaries of the Company.

23.1 †	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Description of Exhibit
31.1 †	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2 †	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1 ††	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2 ††	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
†	Filed herewith. All other exhibits previously filed.
††	Furnished herewith.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation (the “Company”) and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainties in income taxes in 2007.

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

Florham Park, NJ

March 2, 2009

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par values)

	At December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$735,066	$339,845
Short-term investments	27,513	330,580
Trade accounts receivable, net of allowances of $13,441 and $6,339, respectively	517,481	382,960
Unbilled accounts receivable	62,158	53,496
Deferred income tax assets	48,315	75,470
Other current assets	77,586	59,828

Total current assets	1,468,119	1,242,179
Property and equipment, net of accumulated depreciation of $199,188 and $142,981 respectively	455,254	356,047
Long-term investments	161,693	—
Goodwill	154,035	148,789
Intangible assets, net	47,790	45,565
Deferred income tax assets, net	52,816	11,949
Other assets	34,853	33,777

Total assets	$2,374,560	$1,838,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,970	$36,176
Deferred revenue	38,123	29,020
Accrued expenses and other current liabilities	309,484	275,488

Total current liabilities	387,577	340,684
Deferred income tax liabilities, net	7,294	15,145
Other noncurrent liabilities	14,111	14,267

Total liabilities	408,982	370,096

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 291,670 and 288,012 shares issued and outstanding at December 31, 2008 and 2007, respectively	2,917	2,880
Additional paid-in capital	541,735	450,567
Retained earnings	1,430,405	999,560
Accumulated other comprehensive (loss) income	(9,479)	15,203

Total stockholders’ equity	1,965,578	1,468,210

Total liabilities and stockholders’ equity	$2,374,560	$1,838,306

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$2,816,304	$2,135,577	$1,424,267
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,572,816	1,206,035	787,923
Selling, general and administrative expenses	652,021	494,102	343,238
Depreciation and amortization expense	74,797	53,918	34,163

Income from operations	516,670	381,522	258,943

Other income (expense), net:
Interest income	22,188	29,560	17,615
Other income (expense), net	(23,648)	3,274	1,253

Total other income (expense), net	(1,460)	32,834	18,868

Income before provision for income taxes	515,210	414,356	277,811
Provision for income taxes	84,365	64,223	45,016

Net income	$430,845	$350,133	$232,795

Basic earnings per share	$1.49	$1.22	$0.83

Diluted earnings per share	$1.44	$1.15	$0.77

Weighted average number of common shares outstanding—Basic	290,121	288,155	281,715
Dilutive effect of shares issuable under stock-based compensation plans	8,819	15,438	19,409

Weighted average number of common shares outstanding—Diluted	298,940	303,593	301,124

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	Shares	Amount
Balance, December 31, 2005	278,692	$2,786	$291,756	$417,482	$2,121	$714,145
Net income	—	—	—	232,795	—	232,795
Foreign currency translation adjustments	—	—	—	—	9,657	9,657

Comprehensive income						$242,452

Exercise of stock options	5,602	57	30,915	—	—	30,972
Tax benefit related to stock plans	—	—	35,568	—	—	35,568
Issuances under employee stock purchase plan	732	7	20,421	—	—	20,428
Stock-based compensation expense	—	—	29,934	—	—	29,934

Balance, December 31, 2006	285,026	2,850	408,594	650,277	11,778	1,073,499
Net income	—	—	—	350,133	—	350,133
Foreign currency translation adjustments	—	—	—	—	3,425	3,425

Comprehensive income						$353,558

Adoption of FIN 48 (See Note 1)	—	—	—	(850)	—	(850)
Exercise of stock options	5,504	55	38,066	—	—	38,121
Tax benefit related to stock plans	—	—	44,344	—	—	44,344
Issuances under employee stock purchase plan	870	9	28,973	—	—	28,982
Repurchases of common stock	(3,388)	(34)	(105,326)	—	—	(105,360)
Stock-based compensation expense	—	—	35,916	—	—	35,916

Balance, December 31, 2007	288,012	2,880	450,567	999,560	15,203	1,468,210
Net income	—	—	—	430,845	—	430,845
Foreign currency translation adjustments	—	—	—	—	(25,258)	(25,258)
Unrealized gain on cash flow hedges, net of taxes of $22	—	—	—	—	576	576

Comprehensive income						$406,163

Exercise of stock options	3,485	35	30,503	—	—	30,538
Tax benefit related to stock plans	—	—	18,058	—	—	18,058
Issuances under employee stock purchase plan	1,090	11	24,327	—	—	24,338
Stock-based compensation expense	—	—	43,900	—	—	43,900
Repurchases of common stock and other	(979)	(10)	(27,825)	—	—	(27,835)
Acquisition (See Note 2)	62	1	2,205	—	—	2,206

Balance, December 31, 2008	291,670	$2,917	$541,735	$1,430,405	$(9,479)	$1,965,578

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$430,845	$350,133	$232,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,797	53,918	34,163
Provision for doubtful accounts	8,473	3,560	1,507
Deferred income taxes	(5,028)	25,061	33,286
Stock-based compensation expense	43,900	35,916	29,934
Excess tax benefit on stock-based compensation arrangements	(16,993)	(42,265)	(33,249)
Other	2,587	—	—
Changes in assets and liabilities:
Trade accounts receivable	(168,395)	(119,882)	(102,334)
Other current assets	(31,151)	(34,232)	(26,849)
Other assets	(9,976)	(15,780)	(8,419)
Accounts payable	19,283	10,554	10,817
Other current and noncurrent liabilities	81,363	77,337	81,225

Net cash provided by operating activities	429,705	344,320	252,876

Cash flows used in investing activities:
Purchases of property and equipment	(169,410)	(182,467)	(104,734)
Purchases of investments	(135,200)	(968,669)	(488,161)
Proceeds from maturity or sale of investments	270,560	1,020,617	335,330
Acquisitions, net of cash acquired	(20,956)	(146,820)	(14,773)

Net cash used in investing activities	(55,006)	(277,339)	(272,338)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	54,876	67,103	51,400
Excess tax benefit on stock-based compensation arrangements	16,993	42,265	33,249
Repurchases of common stock	(27,835)	(105,360)	—
Repayment of acquired credit line and notes payable	—	—	(1,754)

Net cash provided by financing activities	44,034	4,008	82,895

Effect of currency translation on cash and cash equivalents	(23,512)	2,919	5,566

Increase in cash and cash equivalents	395,221	73,908	68,999
Cash and cash equivalents, at beginning of year	339,845	265,937	196,938

Cash and cash equivalents, at end of year	$735,066	$339,845	$265,937

Supplemental information:
Cash paid for income taxes during the year	$82,802	$43,256	$14,103

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies

The terms “Cognizant,” “we,” “our,” “us” and the “Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise.

Description of Business. Cognizant is a leading provider of custom Information Technology (“IT”) consulting and technology services as well as outsourcing services primarily for Global 2000 Business companies located in North America, Europe and Asia. Our core competencies include Technology Strategy Consulting, Complex Systems Development, Enterprise Software Package Implementation and Maintenance, Data Warehousing and Business Intelligence, Application Testing, Application Maintenance, Infrastructure Management and Vertically-Oriented Business Process Outsourcing. We tailor our services to specific industries, and utilize an integrated on-site/offshore business model. This seamless on-site/offshore business model combines technical and account management teams located on-site at the customer location and at dedicated development centers located primarily in India, China, the United States, Argentina and Hungary.

Basis of Presentation and Principles of Consolidation. The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the consolidated financial position, results of operations and cash flows and our consolidated subsidiaries for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. Cash and cash equivalents consist of all cash balances, including money market funds and liquid instruments with an original maturity of three months or less. Cash and cash equivalents included time deposits of $11 at December 31, 2008 and $677 at December 31, 2007.

Investments. All liquid investments with an original maturity greater than three months but generally less than one year are considered to be short-term investments. Investments with an original maturity greater than one year are considered to be long-term investments. Time deposits with financial institutions are valued at cost, which approximates fair value. Available-for-sale securities are reported at fair value with changes in unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) until realized. Trading securities are reported at fair value with any unrealized gains or losses related to the changes in fair value recorded in income or loss. Interest and amortization of premiums and discounts for debt securities are included in interest income. We also evaluate our available-for-sale investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. An impairment charge would be recorded to the extent that the carrying value of the available-for-sale securities exceeds the fair market value of the securities and the decline in value is determined to be other-than-temporary.

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

Goodwill. We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including goodwill and identifiable intangible assets. We do not amortize goodwill, but instead test goodwill at the reporting unit level for impairment at least annually or as circumstances warrant. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. We do not have any indefinite-lived intangible assets.

Long-Lived Assets, including Finite-lived Intangible Assets. We review long-lived assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The impairment loss would equal the amount by which the carrying amount of the asset exceeds the fair value of the asset. Other intangibles represent primarily customer relationships and developed technology, which are being amortized on a straight-line basis over their estimated useful lives.

Stock Repurchase Program. Our current stock repurchase program authorizes both open market and private repurchase transactions of up to $50,000, excluding fees and expenses, of Class A common stock through December 2009. The program authorizes us to repurchase shares opportunistically from time to time, depending on market conditions. No shares were repurchased during 2008 under this program. Under our previous stock repurchase program we were authorized to repurchase up to $200,000, excluding fees and expenses, of Class A common stock through September 2008. We completed stock repurchases of approximately 4,346,000 shares for $133,195, inclusive of fees and expenses under this program. At the time of repurchase, shares are returned to the status of authorized and unissued shares. We account for the repurchases as constructively retired and record such repurchases as a reduction of Class A common stock and additional paid-in capital.

Capital Stock. On June 13, 2006, our Company’s stockholders approved an amendment to the Restated Certificate of Incorporation to increase the maximum number of authorized shares of our capital stock, all classes, from 340,000,000 shares, consisting of (i) 325,000,000 shares of Class A common stock, and (ii) 15,000,000 shares of preferred stock, to 515,000,000 shares, consisting of 500,000,000 shares of Class A common stock and 15,000,000 shares of preferred stock.

Revenue Recognition. Our contracts are entered into on either a time-and-materials or fixed-price basis. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the service is performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs (cost to cost method). Revenues related to fixed-priced contracts that provide solely for application maintenance services are recognized on a straight-line basis unless revenues are earned and obligations are fulfilled in a different pattern. Revenues related to fixed-price contracts that do not provide for highly complex information technology development services are recognized as services are performed on a proportional performance basis based upon the level of effort. Expenses are recorded as incurred over the contract period.

Revenues related to business process outsourcing (“BPO”) contracts entered into on a time-and-material basis are recognized as the services are performed. Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Revenues from transaction-priced contracts are recognized as transactions are processed. Amounts billable for transition or set-up activities are deferred and recognized as revenue evenly over the period services are provided. Costs related to delivering BPO services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period of service. The deferred costs are specific internal costs or external costs directly related to transition or set-up activities necessary to enable the BPO services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of the deferred assets. Deferred transition revenues and costs as of December 31, 2008 and 2007, respectively, were immaterial.

Contingent or incentive revenues are recognized when the contingency is satisfied and we conclude the amounts are earned. Volume discounts, if any, are recorded as a reduction of revenue over the contract period as services are provided.

For contracts with multiple deliverables, we evaluate at the inception of each new contract all deliverables in an arrangement to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, primarily fixed-price contracts that provide both application maintenance and application development services and certain application maintenance contracts, arrangement consideration is allocated among the units of accounting, where separable, based on their relative fair values and revenue is recognized for each unit of accounting based on our revenue recognition policy described above.

Fixed-price contracts are cancelable subject to a specified notice period. All services provided by us through the date of cancellation are due and payable under the contract terms. We issue invoices related to fixed-price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billings, based upon contract milestones or other contractual terms, and the recognition of revenue, based upon the percentage-of-completion method of accounting, are recognized as either unbilled receivables or deferred revenue. Estimates of certain fixed-price contracts are subject to adjustment as a project progresses to reflect changes in expected completion costs. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. Warranty provisions generally exist under such contracts for a period of ninety days past contract completion and costs related to such provisions are accrued at the time the related revenues are recorded.

For all services, revenue is earned when, and if, evidence of an arrangement is obtained and the other criteria to support revenue recognition are met, including the price is fixed or determinable, services have been rendered and collectability is reasonably assured. Revenues related to services performed without a signed agreement or work order are not recognized until there is evidence of an arrangement, such as when agreements or work orders are signed or payment is received; however, the cost related to the performance of such work is recognized in the period the services are rendered.

We account for reimbursement of out-of-pocket expenses as revenues. Subcontractor costs are included in cost of services as they are incurred.

Accounting for Stock-Based Employee Compensation Plans. Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are recognized in net income in the periods after the date of adoption. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

We adopted the alternative transition (“short-cut”) method provided in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”) for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. See Note 10 for additional information relating to our employee stock-based compensation plans.

Foreign Currency Translation. The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) on the accompanying consolidated statements of financial position. The U.S. dollar is the functional currency for certain foreign subsidiaries who conduct business predominantly in U.S. dollars. For these foreign subsidiaries, non-monetary assets and liabilities are remeasured at historical exchange rates, while monetary assets and liabilities are remeasured at current exchange rates. Foreign currency gains or losses from remeasurement are included in income. Aggregate foreign currency (losses) gains, which are included in our results of operations, totaled $(22,818), $3,216 and $1,202 for the years ended December 31, 2008, 2007 and 2006, respectively.

Derivative Financial Instruments. Derivative financial instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”), which requires that each derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Our derivative financial instruments consist of forward foreign exchange contracts. For derivative financial instruments to qualify for hedge accounting, the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose us to risk; and (3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. SFAS No. 133 also requires that changes in our derivatives’ fair values be recognized in income unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges). For items which hedge accounting is applied, we record the effective portions of our derivative financial instruments that are designated as cash flow hedges or net investment hedges in accumulated other comprehensive income (loss) in the accompanying consolidated statements of financial position. Any ineffectiveness or excluded portion of a designated cash flow hedge or net investment hedge is recognized in income.

Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, management reevaluates these estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes and related deferred income tax assets and liabilities, valuation of investments, goodwill and other long-lived assets, assumptions used in determining the fair value of stock-based compensation awards, the effectiveness of derivative instruments designated as a hedge, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Risks and Uncertainties. Principally, all of our IT development centers, including a majority of our employees are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local or cross border conflicts and potentially adverse tax consequences, tariffs, quotas and other barriers.

Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, time deposits, investments in securities and trade accounts receivable. We maintain our cash and cash equivalents and investments with high credit quality financial institutions, invest in investment-grade debt securities and limit the amount of credit exposure to any one commercial issuer. Trade accounts receivable is dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited.

Income Taxes. We provide for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred income tax asset will not be realized, a valuation allowance is provided. The effect on deferred income tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Tax benefits earned on exercise of employee stock options in excess of compensation charged to income are credited to additional paid-in capital.

On January 1, 2007, we adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $850 was recorded as a reduction of beginning retained earnings in 2007.

Earnings Per Share (“EPS”). Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding. For purposes of computing diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively, 8,819,000, 15,438,000 and 19,409,000 shares were assumed to have been outstanding related to common share equivalents. We exclude options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. We excluded 5,397,000 shares in 2008, 892,000 shares in 2007 and 68,000 shares in 2006, from our diluted EPS calculation. Also, in accordance with SFAS No. 123R, we excluded from the calculation of diluted EPS options to purchase an additional 248,000 shares in 2008, 333,000 in 2007 shares and 301,000 shares in 2006, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of our common stock because their effect would be anti-dilutive. We include performance stock unit awards in the dilutive potential common shares when they become contingently issuable per SFAS No. 128, “Earnings per Share,” and exclude the awards when they are not contingently issuable. No shares were contingently issuable during each of the years presented.

Accounting Changes and New Accounting Standards.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. SFAS No. 157 does not apply to fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our investments and derivative contracts. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. We do not believe the full adoption of SFAS No. 157 with respect to our nonfinancial assets and liabilities will have a material effect on our financial condition or consolidated results of operations. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 primarily include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which addresses the application of SFAS No. 157 for illiquid financial instruments. The adoption of FSP FAS 157-3 did not change our valuation methodology or have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for financial statements beginning January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. Effective January 1, 2008, we adopted SFAS No. 159 and have elected the fair value option for our UBS Right as detailed in Note 9.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of transaction and restructuring costs; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of SFAS No. 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning after December 15, 2008. As of December 31, 2008, we did not have noncontrolling interests in other entities. Accordingly, we do not expect the adoption of SFAS No. 160 will have a material effect on our financial condition or consolidated results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 in 2009.

2. Acquisitions

During 2008, we completed two acquisitions, which were not material to our consolidated financial position or results of operations. The acquisitions were completed in March and June of 2008. The acquisitions strengthen our IT consulting practice in the media and entertainment industry and service delivery capabilities in India. The initial consideration paid in cash and stock was approximately $24,000 (net of cash acquired and including direct transaction costs). The stock consideration consisted of 62,340 shares of Class A common stock valued at $2,206. Additional purchase price, not to exceed $14,000, payable in cash, is contingent upon one of the acquired companies achieving certain financial and operating targets during an earn-out period and will be recorded when the contingency is resolved. We made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired, including approximately $7,400 to tax deductible goodwill, $1,500 to non-tax deductible goodwill and $7,260 to intangible assets. The intangible assets are being amortized over weighted average life of 10 years. The allocation is subject to revision upon completion of our appraisal of the assets acquired and liabilities assumed.

In November 2007, we acquired marketRx, Inc. (“marketRx”), a U.S.-based leading provider of data analytics and process outsourcing to global life sciences companies in the pharmaceutical, biotechnology and medical devices segments for net cash consideration of approximately $136,000 (net of cash acquired and including direct transaction costs). In addition, the purchase price also included the estimated fair value of unvested stock options assumed by us. We completed this acquisition to strengthen our life sciences industry expertise as well as our data analytics capabilities in order to leverage such capabilities across multiple industries. We made an allocation of the purchase price to the tangible and intangible assets and liabilities acquired based on their fair values, including approximately $103,000 to non-tax deductible goodwill and $35,500 of intangible assets, principally customer relationships and developed technology. The intangible assets are being amortized over a weighted average life of 8.7 years.

In September 2006, we acquired a U.S.-based managed infrastructure and professional services firm for initial net cash consideration of approximately $14,773 (net of cash acquired and including assumed debt and direct transaction costs). We completed this acquisition to strengthen our IT infrastructure management capabilities. We made an allocation of the purchase price to the tangible and intangible assets and liabilities acquired based on their fair values, including approximately $12,708 to tax deductible goodwill and $2,750 to intangible assets, principally customer relationships and developed technology. The intangible assets are being amortized over a weighted average life of 5.5 years.

The acquisitions in 2008, 2007 and 2006 were included in our consolidated financial statements as of the date which they were acquired and were not material to our operations, financial position or cash flows. For additional details of our goodwill and intangible assets see Note 5.

3. Investments

Investments as of December 31, 2008 and 2007 were as follows:

	2008	2007
Available-for-sale-securities:
Auction-rate securities	$—	$282,800
Agency discount notes	7,008	159
Other	1,149	1,479

Total available-for-sale-securities	8,157	284,438
Trading securities—auction-rate securities	139,398	—
UBS Right	28,158	—
Time deposits	13,493	46,142

Total investments	$189,206	$330,580

The carrying value of the time deposits approximated fair value as of December 31, 2008 and 2007. Gross realized gains or losses on the sale of available-for-sale securities were immaterial for the three years ended December 31, 2008. As of December 31, 2008 and 2007, available-for-sale securities in an unrealized loss or gain position were immaterial. All available-for-sale-securities at December 31, 2008 contractually mature in 2009.

Our investment in auction-rate securities are recorded at fair value and consist of AAA-rated municipal bonds with an auction reset feature whose underlying assets are generally student loans, which are substantially backed by the Federal Family Education Loan Program (“FFELP”). Since February 2008, auctions for these securities have failed. The auction failures do not affect the value of the collateral underlying the auction-rate securities, and the Company continues to earn and receive interest on its auction-rate securities at a pre-determined formula with spreads tied to particular interest rate indices. As of December 31, 2008, the majority of our investment in auction-rate securities was classified as a long-term investment. The classification of the auction-rate securities as long-term investments is due to continuing auction failures, the securities’ stated maturity of greater than one year and the Company’s ability to hold such securities beyond one year. The auction-rate securities mature as follows: $5,863 in 2009; $9,925 in 2012; and $123,610 after 2018.

In November 2008, we accepted an offer from UBS AG (“UBS”) to sell to UBS, at par value ($168,525), our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012 (the “UBS Right”). In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on the Company’s behalf at par anytime after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. We elected to measure the UBS Right under the fair value option of SFAS No. 159 and recorded pre-tax income of $28,158, and a corresponding long term investment. At the same time, we transferred our investment in auction-rate securities from available-for-sale securities to trading securities. As a result of this transfer, we recognized a pre-tax loss in our consolidated statement of operations of $29,127 reflecting the reversal of the unrealized loss previously recorded in accumulated other comprehensive income (loss). These transactions were recorded in the caption “other income (expense), net” in our accompanying consolidated statements of operations.

4. Property and Equipment, net

Property and equipment as of December 31, 2008 and 2007 were as follows:

	Estimated Useful Life (Years)	2008	2007
Buildings	30	$159,069	$97,356
Computer equipment and purchased software	3	167,234	131,355
Furniture and equipment	5 – 9	91,587	67,950
Land		12,866	12,866
Leasehold land		16,930	16,930
Capital work-in-progress		128,566	121,901
Leasehold improvements	Over shorter of lease term or life of asset	78,190	50,670

Sub-total		654,442	499,028
Accumulated depreciation and amortization		(199,188)	(142,981)

Property and equipment, net		$455,254	$356,047

Depreciation and amortization expense related to property and equipment was $66,681, $50,337 and $31,503 for the years ended December 31, 2008, 2007 and 2006, respectively.

Leasehold land is leased by us from the government of India with lease terms ranging from 90 to 99 years. Lease payments are made at the inception of the lease agreement and amortized over the lease term. Amortization expense of leasehold land is immaterial for the periods presented and is included in depreciation and amortization expense in our consolidated statements of operations.

5. Goodwill and Intangible Assets, net

Changes in goodwill for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance, beginning of year	$148,789	$27,190
Acquisitions and adjustments	5,634	121,045
Cumulative translation adjustments	(388)	554

Balance, end of year	$154,035	$148,789

In 2008, the increase in goodwill relates primarily to the acquisitions completed during the year net of adjustments of approximately $3,300 related to the final allocation of purchase price for the marketRx acquisition and the reduction of a valuation allowance initially established against deferred income tax assets recorded for acquired net operating losses related to an earlier acquisition. In 2007, the increase in goodwill relates primarily to the marketRx acquisition and a contingent purchase price payment made upon the achievement of certain pre-established performance targets related to an acquisition completed in a previous year. No impairment losses were recognized during the three years ended December 31, 2008.

Goodwill has been allocated to our reportable segments as follows:

	2008	2007
Financial Services	$43,165	$43,768
Healthcare	64,736	65,986
Manufacturing/Retail/Logistics	12,670	12,866
Other	33,464	26,169

Total goodwill	$154,035	$148,789

Components of intangible assets as of December 31, 2008 and 2007 were as follows:

	2008	2007	Weighted Average Life
Customer relationships	$58,470	$47,990	9.9 years
Developed technology	5,686	5,888	3.2 years
Other	3,045	3,035	4.3 years

	67,201	56,913
Accumulated amortization	(19,411)	(11,348)

Intangible assets, net	$47,790	$45,565

All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangibles totaled $8,116 for 2008, $3,581 for 2007 and $2,660 for 2006. Estimated amortization expense related to our existing intangible assets for the next five years are as follows:

Year	Amount
2009	$8,534
2010	$7,913
2011	$5,865
2012	$5,461
2013	$4,443

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2008 and 2007 were as follows:

	2008	2007
Compensation and benefits	$136,049	$154,265
Vacation	51,014	40,493
Taxes	11,312	3,145
Professional fees	16,066	13,898
Travel and entertainment	22,000	11,450
Customer volume incentives	24,560	13,189
Other	48,483	39,048

Total accrued expenses and other current liabilities	$309,484	$275,488

7. Employee Benefits

In the United States, we maintain a 401(k) Savings Plan which is a defined contribution plan. Employer matching contributions were $5,420, $4,074 and $3,655 for the years ended December 31, 2008, 2007 and 2006, respectively. We recorded an expense of $5,700 in the year ended December 31, 2006 relating to operational failures in the administration of the 401(k) Savings Plan, of such amount approximately $1,400 related to 2006 and is included in the 2006 matching contribution and approximately $4,300 related to periods prior to 2006. Certain of our employees participate in defined contribution plans in Europe, primarily the United Kingdom, sponsored by us. The costs related to these plans were not material to our results of operations or financial position for the years presented.

We maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by the Company. Contribution expense recognized was $17,925, $12,963 and $6,265 for the years ended December 31, 2008, 2007 and 2006, respectively.

We also maintain a statutory gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to an employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. We account for the gratuity plan in accordance with the provisions of EITF 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan.” Accordingly, our liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2008 and 2007, the amount accrued under the gratuity plan was $17,443 and $11,859, respectively. Expense recognized by us was $12,371, $7,013 and $4,548 for the years ended December 31, 2008, 2007 and 2006, respectively.

8. Income Taxes

Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2008	2007	2006
United States	$135,797	$131,430	$92,157
Foreign	379,413	282,926	185,654

Total	$515,210	$414,356	$277,811

The provision for income taxes consists of the following components for the years ended December 31:

	2008	2007	2006
Current:
Federal and state	$63,977	$58,830	$48,256
Foreign	73,080	30,683	14,121

Total current	137,057	89,513	62,377

Deferred:
Federal and state	(7,677)	(11,193)	(14,387)
Foreign	(45,015)	(14,097)	(2,974)

Total deferred	(52,692)	(25,290)	(17,361)

Total provision for income taxes	$84,365	$64,223	$45,016

A reconciliation between the Company’s effective income tax rate and the U.S. federal statutory rate is as follows:

	2008	%	2007	%	2006	%
Tax expense, at U.S. federal statutory rate	$180,323	35.0	$145,025	35.0	$97,234	35.0
State and local income taxes, net of federal benefit	7,740	1.5	7,559	1.8	5,048	1.8
Rate differential on foreign earnings	(107,246)	(20.8)	(83,397)	(20.1)	(55,465)	(20.0)
Other	3,548	0.7	(4,964)	(1.2)	(1,801)	(0.6)

Total provision for income taxes	$84,365	16.4	$64,223	15.5	$45,016	16.2

The Company’s deferred income tax assets and liabilities are comprised of the following at December 31:

	2008	2007
Deferred income tax assets:
Net operating losses	$9,904	$37,730
Revenue recognition	17,113	9,063
Compensation and benefits	13,107	24,717
Stock-based compensation	25,634	10,905
Minimum alternative tax and other credits	55,836	16,074
Other	3,012	1,566

	124,606	100,055
Less valuation allowance	(7,883)	(5,887)

Deferred income tax assets, net	116,723	94,168

Deferred income tax liabilities:
Undistributed Indian income	6,141	6,161
Depreciation and amortization	2,862	2,646
Intangible assets	13,883	13,087

Deferred income tax liabilities	22,886	21,894

Net deferred income tax assets	$93,837	$72,274

At December 31, 2008, we estimated net operating loss carryforwards for U.S. federal tax purposes of approximately $5,200 which are acquired net operating loss carryforwards. For federal purposes, these losses have expiration dates ranging from December 31, 2024 through December 31, 2027. For state purposes, the dates of expiration vary but will generally be equal to or sooner than the federal expiration dates. We have foreign net operating loss carryforwards of approximately $29,400, of which approximately $1,100 are acquired net operating losses. We have recorded a full valuation allowance on most of the foreign net operating loss carryforwards. During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). As of December 31, 2008 and 2007, deferred income taxes related to the MAT were approximately $53,300 and $12,900, respectively. The MAT calculation includes all Indian profits earned within our Software Technology Parks (“STPs”) and the resulting tax may be credited against Indian income taxes due in future years, subject to limitations.

Our Indian subsidiaries (collectively referred to as “Cognizant India”) are export-oriented companies which, under the Indian Income Tax Act of 1961 are entitled to claim tax holidays for a period of ten consecutive years for each STP with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. In May 2008, the Indian government extended the tax holidays for STPs by one year from March 31, 2009 to March 31, 2010. In addition, we have located several new development centers in areas designated as Special Economic Zones (“SEZs”). Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. For the years ended December 31, 2008, 2007 and 2006, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $102,500¸ $81,700 and $51,300, respectively, and increase diluted EPS by $0.34, $0.27 and $0.17, respectively.

Prior to January 1, 2002, it was the Company’s intent to repatriate all accumulated earnings from India to the United States. Accordingly, Cognizant provided deferred income taxes on such pre-2002 undistributed earnings. During the first quarter of 2002, Cognizant made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, Cognizant intends to use 2002 and future Indian earnings and other foreign earnings for all periods to expand operations outside of the United States instead of repatriating these earnings to the

United States. Accordingly, effective January 1, 2002, pursuant to Accounting Principles Board Opinion (“APB”) No. 23, “Accounting For Income Taxes—Special Areas,” Cognizant no longer accrues incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings are considered to be indefinitely reinvested outside of the United States. With respect to all other foreign earnings, it was the Company’s intent to indefinitely reinvest all such earnings outside of the United States. As of December 31, 2008, the amount of unrepatriated Indian earnings and total foreign earnings (including unrepatriated Indian earnings) upon which no incremental U.S. taxes have been recorded is approximately $1,062,800 and $1,139,200 respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, Cognizant will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

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

Changes in unrecognized tax benefits for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance, beginning of year	$7,932	$7,686
Additions based on tax positions related to the current year	235	2,435
Additions for tax positions of prior years	327	279
Additions for tax positions of acquired subsidiaries	113	1,192
Reductions for tax positions of acquired subsidiaries	(690)	—
Reductions for tax positions due to lapse of statutes of limitations	(867)	(2,922)
Settlements	—	(738)
Foreign currency movement	(641)	—

Balance, end of year	$6,409	$7,932

Approximately $5,886 and $6,740 of the total amount of unrecognized tax benefits at December 31, 2008 and December 31, 2007, respectively, would affect the effective tax rate, if recognized. The remaining $523 as of December 31, 2008 would be adjusted against goodwill. It is reasonably possible that within the next 12 months certain U.S. state and foreign examinations will be resolved or reach the statute of limitations, which could result in a decrease in unrecognized tax benefits of $1,174. We recognize accrued interest and penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued interest and penalties at December 31, 2008 and 2007 was $703 and $646, respectively, and relates to foreign tax matters. We have not accrued interest on U.S. unrecognized tax benefits as we have net operating loss carryforwards that would mitigate any current interest cost. The amount of interest and penalties expensed for 2008 and 2007 were immaterial.

We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2005 and onward. The statute of limitations for state audits varies by state. Years still under examination by foreign tax authorities are years 2001 and forward.

9. Fair Value Measurements

As discussed in Note 1—Summary of Significant Accounting Policies, we adopted SFAS No. 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value on a recurring basis. Our adoption of SFAS No. 157 was limited to financial assets and liabilities, which primarily relate to our investments and derivative contracts.

SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

The fair value hierarchy consists of the following three levels:

•	Level 1—Inputs are quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3—Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$291,432	$—	$—	$291,432
Agency discount notes and commercial paper	—	15,201	—	15,201
Investments:
Available-for-sale securities—current	—	8,157	—	8,157
Trading securities—current	—	—	5,862	5,862
Trading securities—non-current	—	—	133,536	133,536
UBS Right—non-current	—	—	28,158	28,158
Derivative financial instruments	—	598	—	598

Total	$291,432	$23,956	$167,556	$482,944

Level 3 assets consist of our investment in auction-rate securities and the related UBS Right. See Note 3 for additional information. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the year ended December 31, 2008:

2008
Balance, beginning of the year	$—
Transfers in: auction-rate securities with failed auctions	176,325
Transfers out: redemptions of called auction-rate securities	(7,800)
Realized losses included in income	(29,127)
Realized gain related to UBS Right included in income	28,158
Unrealized gains / (losses) included in other accumulated comprehensive income (loss)	—

Balance, end of the year	$167,556

We estimated the fair value of the auction-rate securities using a discounted cash flow model analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates, inclusive of an illiquidity risk premium, that are believed to reflect current market conditions and the relevant risk associated with each security. We estimated that the fair market value of these securities at December 31, 2008 was $139,398. We estimated the value of the UBS Right using a fair value model analysis, which considered the following key inputs: discount rate, timing and amount of cash flow, and UBS counterparty risk. The assumptions used in valuing both the auction-rate securities and the UBS Right are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

In addition to the debt securities noted above, we had approximately $13,504 of time deposits included in cash and cash equivalents and short-term investments as of December 31, 2008.

Derivative Financial Instruments

During December 2008, we entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2008, the notional value of these contracts is $82,000 and are scheduled to mature during the first quarter of 2009. At December 31, 2008, the net unrealized gain on our outstanding foreign exchange forward contracts was $598. In addition, at of December 31, 2008, there were no realized gains or losses related to our outstanding foreign exchange forward contracts. In January 2009, we entered into additional foreign exchange forward contracts with a notional value of $268,000. These contracts are scheduled to mature over the remainder of 2009.

10. Employee Stock-Based Compensation Plans

On June 7, 2007, our stockholders approved an amendment to the Amended and Restated 1999 Incentive Compensation Plan (the “Incentive Plan”) to increase the maximum number of shares of Class A common stock reserved for issuance under the Incentive Plan by an additional 7,000,000 shares from 76,523,160 to 83,523,160 shares of Class A common stock. The Key Employees’ Stock Option Plan, as amended, (“Key Employees Plan”) provides for the grant of up to 15,246,840 stock options to eligible employees and The Non-Employee Directors’ Stock Option Plan (the “Non-Employee Directors’ Plan”) provides for the grant of up to 1,716,000 stock options to eligible directors. Effective June 13, 2006, there were no shares available for future grant under the Key Employees Plan. We issued stock options, performance stock units and restricted stock units under the Incentive Plan and stock options under both the Key Employees Plan and Non-Employee Directors’ Plan. As of December 31, 2008, we have 3,257,429 and 8,000 shares available for grant under the Incentive Plan and Non-Employee Directors’ Plan, respectively.

Stock options granted to employees under our plans have a life of ten years, vest proportionally over four years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the date of grant. Grants to non-employee directors under the Incentive Plan and Non-Employee Directors’ Plan vest proportionally over two years. Stock-based compensation expense relating to stock options is recognized on a straight-line basis over the requisite service period.

During 2008, we began to issue restricted stock units under the Incentive Plan. The restricted stock units vest proportionately in quarterly installments over three years. Stock-based compensation expense relating to restricted stock units is recognized on a straight-line basis over the requisite service period.

During 2007, we began to issue performance stock units under the Incentive Plan. The vesting of performance stock units is contingent on both meeting revenue performance targets and continued service. We granted performance stock units that cliff vest after three years, principally to executive officers, and performance stock units that vest proportionally over periods ranging from one to three years to employees other than the executive officers. Stock-based compensation costs for performance stock units that cliff vest are recognized on a straight-line basis and awards that vest proportionally are recognized on a graded-vesting basis over the vesting period based on the most probable outcome of the performance conditions. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of up to 6,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis. As of December 31, 2008, we had 2,099,635 shares available for future grants and issuances under the Purchase Plan.

In 2008, 2007 and 2006, stock-based compensation costs were $43,900, $35,916 and $29,934 respectively, and after the related tax benefit, reduced net income by $35,112, $29,100 and $26,019 in 2008, 2007 and 2006, respectively. The allocation of stock-based compensation expense between cost of revenues and selling, general and administrative expenses was as follows for the years ended December 31:

	2008	2007	2006
Cost of revenues	$18,715	$17,206	$13,400
Selling, general and administrative expenses	25,185	18,710	16,534

Total stock-based compensation expense	$43,900	$35,916	$29,934

Effective April 1, 2007, the Indian government enacted a fringe benefit tax (“FBT”) on the intrinsic value of stock options and awards as of the vesting date that is payable by us at the time of exercise or distribution for employees subject to FBT. We elected to recover this cost from the employee and withhold the FBT from the employee’s stock option or award proceeds at the time of exercise or distribution before remitting the tax to the Indian government. Because we are the primary obligor of this tax obligation, we record the FBT as an operating expense and the recovery from the employee is recorded in additional paid-in capital as proceeds from stock issuance. For the years ended December 31, 2008 and 2007, we recorded stock-based FBT expense of $8,149 and $5,922, respectively.

In determining the fair value of stock options issued to employees subject to the FBT, we estimate the future stock issuance proceeds, including FBT, at time of grant. The Monte Carlo simulation model is used to estimate the future price of our stock on the respective vesting dates of stock option grants. Accordingly, effective April 1, 2007, we began to segregate our employees into two groups for determining the fair value of stock options at date of grant: employees subject to the FBT and employees not subject to the FBT. Effective in 2007, the fair value of each stock option granted to employees subject to the FBT was estimated at the date of grant using the Monte Carlo simulation model and the fair value of each stock option granted to employees not subject to the FBT was estimated at date of grant using the Black-Scholes option-pricing model. For 2006, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option-pricing model. For the years ended December 31, 2008, 2007 and 2006, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We do not pay dividends. Forfeiture assumptions used in amortizing stock-based compensation expense are based on an analysis of historical data.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant during the years ended December 31, 2008, 2007 and 2006 based upon the following assumptions and were as follows:

	2008	2007	2006
Dividend yield	0%	0%	0%
Weighted average volatility factor:
Stock options	58.38%	33.37%	36.05%
Purchase Plan	46.89%	32.76%	34.70%
Weighted average expected life (in years):
Stock options	5.95	5.26	5.23
Purchase Plan	0.25	0.25	0.25
Weighted average risk-free interest rate:
Stock options	2.97%	4.43%	4.79%
Purchase Plan	1.88%	4.84%	4.71%
Weighted average fair value:
Stock options	$12.87	$13.32	$12.93
Purchase Plan	$5.65	$6.69	$5.39

During the year ended December 31, 2008, we issued 1,090,151 shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $6,161.

A summary of the activity for stock options granted under our stock-based compensation plans as of December 31, 2008 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	26,766,224	$14.91
Granted	1,572,500	25.84
Exercised	3,485,109	6.56
Cancelled	430,575	31.52
Expired	59,808	33.02

Outstanding at December 31, 2008	24,363,232	$16.48	5.41	$176,633

Vested and expected to vest at December 31, 2008	23,456,233	$15.86	5.29	$176,623

Exercisable at December 31, 2008	17,983,331	$10.91	4.36	$176,385

As of December 31, 2008, $58,137 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 2.26 years. The total intrinsic value of options exercised was $87,910, $195,363 and $156,580 for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the activity for performance stock units granted under the Incentive Plan as of December 31, 2008 and changes during the year then ended is presented below:

	Number of Units	Weighted Avg Grant Date Fair Value (in dollars)
Outstanding at January 1, 2008	1,058,257	$29.36
Granted	936,541	16.95
Vested	—	—
Forfeited	424,507	29.62

Outstanding at December 31, 2008	1,570,291	$21.89

Exercisable at December 31, 2008	—	$—

The fair value of performance stock units is determined based on the number of performance stock units granted and the quoted price of our stock at date of grant. For employees subject to the FBT, the grant date fair value is reduced by the amount of the FBT expected to be recovered by us from the employee. Under the Monte Carlo simulation model, the value of the FBT is equal to the FBT tax rate multiplied by the quoted price of our stock at date of grant. As of December 31, 2008, $14,609 of total remaining unrecognized stock-based compensation cost related to performance stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.19 years.

A summary of the activity for restricted stock units granted under the Incentive Plan as of December 31, 2008 and changes during the year then ended is presented below:

	Number of Units	Weighted Avg Grant Date Fair Value (in dollars)
Outstanding at January 1, 2008	—	—
Granted	852,532	$17.21
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2008	852,532	$17.21

The fair value of restricted stock units is determined based on the number of restricted stock units granted and the quoted price of our stock at date of grant. For employees subject to the FBT, the grant date fair value is reduced by the amount of the FBT expected to be recovered by us from the employee. Under the Monte Carlo simulation model, the value of the FBT is equal to the FBT tax rate multiplied by the quoted price of our stock at date of grant. As of December 31, 2008, $12,079 of total remaining unrecognized stock-based compensation cost related to restricted stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.85 years.

11. Commitments and Contingencies

We lease office space and equipment under operating leases, which expire at various dates through the year 2016. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under non-cancelable operating leases as of December 31, 2008 are as follows:

2009	$55,435
2010	53,369
2011	44,324
2012	38,015
2013	21,075
Thereafter	10,298

Total minimum lease payments	$222,516

Rental expense totaled $85,281, $54,475 and $24,743 for years ended December 31, 2008, 2007 and 2006, respectively.

Our current India real estate development program includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330,000 on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as SEZs located in India. As of December 31, 2008, we had outstanding fixed capital commitments of $55,312 related to our India development center expansion program.

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

12. Segment Information

Our reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other segment includes media and information services, communications, and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows for the years ended December 31:

	2008	2007	2006
Revenues:
Financial Services	$1,284,013	$1,001,420	$679,901
Healthcare	688,224	504,504	330,860
Manufacturing/Retail/Logistics	443,236	320,116	209,703
Other	400,831	309,537	203,803

Total revenue	$2,816,304	$2,135,577	$1,424,267

	2008	2007	2006
Segment Operating Profit:
Financial Services	$439,055	$355,696	$254,115
Healthcare	270,790	199,791	135,374
Manufacturing/Retail/Logistics	136,609	108,480	73,443
Other	132,209	111,319	63,657

Total segment operating profit	978,663	775,286	526,589
Less—unallocated costs(1)	461,993	393,764	267,646

Income from operations	$516,670	$381,522	$258,943

(1)	Includes $43,900, $35,916 and $29,934 of stock-based compensation expense for the years ended December 31, 2008, 2007, and 2006, respectively and $8,149 and $5,922 of stock-based Indian fringe benefit tax expense for the years ended December 31, 2008 and 2007.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	North America(2)	Europe(3)	AsiaPacific / South America(5)	Total
2008
Revenues(1)	$2,228,355	$541,142	$46,807	$2,816,304
Long-lived assets(4)	$7,494	$2,470	$445,290	$455,254

2007
Revenues(1)	$1,768,763	$342,866	$23,948	$2,135,577
Long-lived assets(4)	$12,860	$1,873	$341,314	$356,047
2006
Revenues(1)	$1,227,641	$183,868	$12,758	$1,424,267
Long-lived assets(4)	$9,224	$1,392	$209,538	$220,154

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in United Kingdom of $327,995, $221,029 and $134,269 in 2008, 2007 and 2006, respectively.
(4)	Long-lived assets include property and equipment net of accumulated depreciation and amortization.
(5)	Substantially all of these long-lived assets relate to operations in India.

13. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the two years ended December 31, 2008 are as follows:

	Three Months Ended				Full Year
2008	March 31	June 30	September 30	December 31
Revenue	$643,106	$685,427	$734,726	$753,045	$2,816,304
Income from Operations	111,695	119,678	142,631	142,666	516,670
Net Income	101,873	103,856	112,828	112,288	430,845
Basic EPS	0.35	0.36	0.39	0.39	1.49	(1)
Diluted EPS	0.34	0.35	0.38	0.38	1.44	(1)

	Three Months Ended				Full Year
2007	March 31	June 30	September 30	December 31
Revenue	$460,270	$516,514	$558,837	$599,956	$2,135,577
Income from Operations	83,602	90,671	101,130	106,119	381,522
Net Income	75,446	82,277	96,154	96,256	350,133
Basic EPS	0.26	0.29	0.33	0.33	1.22	(1)
Diluted EPS	0.25	0.27	0.32	0.32	1.15	(1)

(1)	The sum of the quarterly basic and diluted EPS for each of the four quarters may not equal the EPS for the year due to rounding.

Cognizant Technology Solutions Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/ Other	Balance at End of Period
Accounts receivable allowance for doubtful accounts:
2008	$6,339	$8,473	—	$1,371	$13,441
2007	3,719	3,560	$216	1,156	6,339
2006	2,325	1,507	61	174	3,719
Warranty accrual:
2008	$4,234	$6,470	—	$5,035	$5,669
2007	2,772	4,824	—	3,362	4,234
2006	1,747	3,142	—	2,117	2,772