Form 10-Q
period 2009-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2009-05-08
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 4, 2009:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	292,120,295

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues	$745,862	$643,106
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	419,708	366,265
Selling, general and administrative expenses	166,872	148,853
Depreciation and amortization expense	21,152	16,293

Income from operations	138,130	111,695

Other income (expense), net:
Interest income	2,470	6,220
Other income (expense), net	(5,111)	3,954

Total other income (expense), net	(2,641)	10,174

Income before provision for income taxes	135,489	121,869
Provision for income taxes	22,357	19,996

Net income	$113,132	$101,873

Basic earnings per share	$0.39	$0.35

Diluted earnings per share	$0.38	$0.34

Weighted average number of common shares outstanding – Basic	291,613	288,171

Dilutive effect of shares issuable under stock-based compensation plans	6,380	10,881

Weighted average number of common shares outstanding – Diluted	297,993	299,052

Comprehensive income:
Net income	$113,132	$101,873
Foreign currency translation adjustments	(5,548)	4,355
Unrealized gain (loss) on cash flow hedges, net of taxes of $386	(9,969)	—
Unrealized gain (loss) on available-for-sale securities, net of taxes of $2,403	—	(3,501)

Total comprehensive income	$97,615	$102,727

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$758,568	$735,066
Short-term investments	50,072	27,513
Trade accounts receivable, net of allowances of $13,572 and $13,441, respectively	527,344	517,481
Unbilled accounts receivable	73,363	62,158
Deferred income tax assets	44,478	48,315
Other current assets	71,831	77,586

Total current assets	1,525,656	1,468,119
Property and equipment, net of accumulated depreciation of $216,655 and $199,188, respectively	456,301	455,254
Long-term investments	160,482	161,693
Goodwill	155,006	154,035
Intangible assets, net	47,037	47,790
Deferred income tax assets, net	49,133	52,816
Other assets	35,430	34,853

Total assets	$2,429,045	$2,374,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,713	$39,970
Deferred revenue	31,706	38,123
Accrued expenses and other current liabilities	253,101	309,484

Total current liabilities	340,520	387,577
Deferred income tax liabilities, net	1,837	7,294
Other noncurrent liabilities	13,977	14,111

Total liabilities	356,334	408,982

Commitments and contingencies (See Note 6)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 291,997 and 291,670 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,920	2,917
Additional paid-in capital	551,254	541,735
Retained earnings	1,543,533	1,430,405
Accumulated other comprehensive (loss)	(24,996)	(9,479)

Total stockholders’ equity	2,072,711	1,965,578

Total liabilities and stockholders’ equity	$2,429,045	$2,374,560

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$113,132	$101,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,152	16,293
Provision for doubtful accounts	14	1,640
Deferred income taxes	3,935	(6,669)
Stock-based compensation expense	11,763	12,984
Excess tax benefit on stock-based compensation arrangements	(1,819)	(4,042)
Other	675	—
Changes in assets and liabilities:
Trade accounts receivable	(13,342)	(66,774)
Other current assets	(7,596)	6,859
Other assets	(66)	(3,116)
Accounts payable	16,861	11,132
Other current and noncurrent liabilities	(69,619)	(47,919)

Net cash provided by operating activities	75,090	22,261

Cash flows from investing activities:
Purchases of property and equipment	(20,472)	(53,423)
Purchases of investments	(40,743)	(97,860)
Proceeds from maturity or sale of investments	18,974	226,688
Acquisitions, net of cash acquired	(1,304)	(9,249)

Net cash (used in) provided by investing activities	(43,545)	66,156

Cash flows from financing activities:
Issuance of common stock under employee stock plans	8,764	12,834
Excess tax benefit on stock-based compensation arrangements	1,819	4,042
Repurchases of common stock	(12,882)	—

Net cash (used in) provided by financing activities	(2,299)	16,876

Effect of currency translation on cash and cash equivalents	(5,744)	4,601

Increase in cash and cash equivalents	23,502	109,894
Cash and cash equivalents, beginning of year	735,066	339,845

Cash and cash equivalents, end of period	$758,568	$449,739

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “Company” refer to Cognizant Technology Solutions Corporation unless the context indicates otherwise. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

Note 2 — Investments

Investments as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Available-for-sale securities:
Agency discount notes	$6,090	$7,008
Other	502	1,149

Total available-for-sale securities	6,592	8,157

Trading securities – auction-rate securities	138,750	139,398
UBS Right	27,560	28,158
Time deposits	37,652	13,493

Total investments	$210,554	$189,206

The carrying value of the time deposits approximated fair value as of March 31, 2009 and December 31, 2008. Gross realized gains or losses on the sale of available-for-sale securities were immaterial for the periods presented. As of March 31, 2009 and December 31, 2008, available-for-sale securities in an unrealized loss or gain position were immaterial. All available-for-sale-securities at March 31, 2009 and December 31, 2008 contractually mature in 2009.

Our investment in auction-rate securities are recorded at fair value and consist of AAA-rated municipal bonds with an auction reset feature whose underlying assets are generally student loans, which are substantially backed by the Federal Family Education Loan Program (“FFELP”). Since February 2008, auctions for these securities have failed. The auction failures do not affect the value of the collateral underlying the auction-rate securities, and the Company continues to earn and receive interest on its auction-rate securities at a pre-determined formula with spreads tied to particular interest rate indices. As of March 31, 2009 and December 31, 2008, the majority of our investment in auction-rate securities was classified as a long-term investment. The classification of the auction-rate securities as long-term investments is due to continuing auction failures, the securities’ stated maturity of greater than one year and the Company’s ability to hold such securities beyond one year.

In November 2008, we accepted an offer from UBS AG (“UBS”) to sell to UBS, at par value ($167,475 as of March 31, 2009), our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012 (the “UBS Right”). In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par anytime after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. During the first quarter of 2009, $1,050 of auction rate securities were redeemed at par value.

Note 3 — Stock Repurchase Program

Our current stock repurchase program authorizes both open market and private repurchase transactions of up to $50,000, excluding fees and expenses, of Class A common stock through December 2009. The program authorizes us to repurchase shares opportunistically from time to time, depending on market conditions. During the three months ended March 31, 2009, 650,000 shares were repurchased for $12,439 under this program. Additional stock repurchases were made in connection with our employee stock plan, whereby Company shares were tendered by employees for the payment of exercise price or applicable statutory withholding and India fringe benefit taxes. During the three months ended March 31, 2009, such repurchases totaled 22,725 shares at a cost of $443.

At the time of repurchase, shares are returned to the status of authorized and unissued shares. We account for the repurchases as constructively retired and record such repurchases as a reduction of Class A common stock and additional paid-in capital.

Note 4 — Income Taxes

Our Indian subsidiaries (collectively referred to as “Cognizant India”) are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. The tax holidays for STPs currently expire on March 31, 2010. In addition, we have located several new development centers in areas designated as Special Economic Zones (“SEZs”). Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. The incremental Indian taxes related to the taxable STPs, for which the income tax holiday has expired, have been incorporated into our effective income tax rate for 2009. The effective tax rate of 16.5% for the three months ended March 31, 2009 increased from 16.4% (16.2% excluding discrete items) for the three months ended March 31, 2008. The principal difference between the income tax rates for the 2009 and 2008 periods and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

Note 5 — Fair Value Measurements

As discussed in Note 8—Recent Accounting Pronouncements, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008 for financial assets and liabilities, which primarily relate to our investments and derivative contracts and on January 1, 2009 for nonfinancial assets and liabilities.

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

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$218,193	$—	$—	$218,193
Agency discount notes and commercial paper	—	16,798	—	16,798
Investments:
Available-for-sale securities - current	—	6,590	—	6,590
Trading securities - current	—	—	5,828	5,828
Trading securities - non-current	—	—	132,922	132,922
UBS Right - non-current	—	—	27,560	27,560
Other current liabilities:
Derivative financial instruments - foreign exchange contracts	—	(9,758)	—	(9,758)

Total assets and (liabilities) measured at fair value	$218,193	$13,630	$166,310	$398,133

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$291,432	$—	$—	$291,432
Agency discount notes and commercial paper	—	15,201	—	15,201
Investments:
Available-for-sale securities - current	—	8,157	—	8,157
Trading securities - current	—	—	5,862	5,862
Trading securities - non-current	—	—	133,536	133,536
UBS Right - non-current	—	—	28,158	28,158
Other current assets:
Derivative financial instruments - foreign exchange contracts	—	598	—	598

Total assets measured at fair value	$291,432	$23,956	$167,556	$482,944

Level 3 assets consist of our investment in auction-rate securities and the related UBS Right. See Note 2 for additional information. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the quarter ended March 31, 2009:

Three Months Ended March 31, 2009
Balance, at the beginning of the period	$167,556
Transfers out: redemptions of called auction-rate securities	(1,050)
Realized gains included in other income (expense), net	402
Realized loss related to UBS Right included in other income (expense), net	(598)

Balance, at the end of the period	$166,310

We estimated the fair value of the auction-rate securities using a discounted cash flow model analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates, inclusive of an illiquidity risk premium, that are believed to reflect current market conditions and the relevant risk associated with each security. We estimated that the fair market value of these securities at March 31, 2009 was $138,750. We estimated the value of the UBS Right using a fair value model analysis, which considered the following key inputs: discount rate, timing and amount of cash flow, and UBS counterparty risk. The assumptions used in valuing both the auction-rate securities and the UBS Right are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

In addition to the debt securities discussed above, we had approximately $37,740 of time deposits included in cash and cash equivalents and short-term investments as of March 31, 2009.

Derivative Financial Instruments

During the fourth quarter of 2008 and the first quarter of 2009, we entered into a series of forward foreign exchange contracts that are designated as cash flow hedges of certain salary payments in India. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2009. The change in fair value of these contracts is reported in “accumulated other comprehensive (loss)” on our accompanying condensed consolidated statements of financial position and will be subsequently reclassified to earnings in the same period the hedge transaction affects earnings. The estimated fair value of the forward foreign exchange contracts considers: discount rate, timing and amount of cash flow and counterparty credit risk. At March 31, 2009, the notional value of these contracts was $268,000 and the net unrealized loss, which is recorded in accrued expenses and other current liabilities, was $9,758.

The following table provides information on the location and fair values of derivative financial instruments included in our condensed consolidated statements of financial position as of March 31, 2009:

Designation of Derivatives	Location on Statement of Financial Position	Fair Value
Derivatives designated as hedging instruments	Accrued expenses and other current liabilities:
	Forward foreign exchange contracts	$9,758

Upon settlement or maturity of these contracts, we will record the related gain or loss based on our designation at the commencement of the contract to salary expense reported within cost of revenues and selling, general and administrative expenses. As of March 31, 2009, we recorded a net loss of $1,297 related to the settlement of the forward foreign exchange contracts that matured during the quarter. The following table provides information on the location and amounts of losses on our derivative financial instruments included in our condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2009:

	Derivative Losses Recognized in Other Comprehensive Income (effective portion)	Location of Derivative Losses Reclassified from Accumulated Other Comprehensive (Loss) into Income (effective portion)	Loss Reclassified from Accumulated Other Comprehensive (Loss) to Income (effective portion)
Forward foreign exchange contracts	$9,969	Cost of revenues	$1,077
		Selling, general and administrative expenses	220

Total cash flow hedges	$9,969		$1,297

Note 6 — Commitments and Contingencies

As of March 31, 2009, we had outstanding fixed capital commitments of approximately $44,240 related to our India development center expansion program.

In connection with a 2008 acquisition, additional purchase price not to exceed $14,000, payable in 2010, is contingent on the acquired company achieving certain financial and operating targets during an earn-out period. We will fund such payment, if any, from operating cash flow. The ultimate amount payable cannot be predicted with reasonable certainty because the amount is dependent on future results of operations of the acquired business. In accordance SFAS No. 141, “Business Combinations” (“SFAS No. 141”), we have not recorded a liability for this item on our balance sheet because the definitive amount is not determinable or distributable. The contingent consideration, if paid, will be recorded as an additional element of the cost of the acquired company.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our business, financial condition and results of operations. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would have a material adverse effect on our business, results of operations and financial condition.

Note 7 — Segment Information

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three months ended March 31, 2009 and 2008, are as follows:

	Three Months Ended March 31,
	2009	2008
Revenues:
Financial Services	$331,342	$292,380
Healthcare	189,326	159,651
Manufacturing/Retail/Logistics	123,090	97,486
Other	102,104	93,589

Total revenue	$745,862	$643,106

Segment Operating Profit:
Financial Services	$113,386	$101,201
Healthcare	69,548	65,638
Manufacturing/Retail/Logistics	36,332	36,062
Other	32,800	35,589

Total segment operating profit	252,066	238,490
Less: unallocated costs(1)	113,936	126,795

Income from operations	$138,130	$111,695

(1)	Includes $11,763 of stock-based compensation expense and $945 of stock-based Indian fringe benefit tax expense for the three months ended March 31, 2009, and $12,984 of stock-based compensation expense and $917 of stock-based Indian fringe benefit tax expense for the three months ended March 31, 2008.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2009	2008
Revenues(1)
North America(2)	$593,790	$513,860
Europe(3)	136,028	121,195
Other(5)	16,044	8,051

Total	$745,862	$643,106

	As of March 31, 2009	As of December 31, 2008
Long-lived Assets(4)
North America(2)	$7,477	$7,494
Europe	2,332	2,470
Other(5)(6)	446,492	445,290

Total	$456,301	$455,254

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $80,382 and $75,133 for the three months ended March 31, 2009 and 2008, respectively.
(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(5)	Includes our operations in Asia Pacific, Middle East and South America.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 8 — Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. We adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008 and for non financial assets and liabilities effective January 1, 2009. The adoption of SFAS No. 157, which primarily affected the valuation of our investments and derivative contracts, did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued several FASB Staff Positions (“FSPs”) in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

We have elected to early adopt these FSPs effective March 31, 2009. The adoption of these FSPs did not have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of transaction and restructuring costs; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, we adopted SFAS No. 141(R), which applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141(R) did not have a significant impact on our results of operations or financial condition, however the impact of SFAS No. 141(R) on our future consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In April 2009, the FASB also issued an FSP to provide additional application guidance and enhance disclosures regarding business combinations, FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and accounting disclosure of assets and liabilities arising from contingencies in a business combination. We have elected to early adopt this FSP effective March 31, 2009. The adoption of this FSP did not have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS No, 160 effective January 1, 2009. We do not have any noncontrolling interests in other entities. Accordingly, the adoption of SFAS No. 160 did not have a material effect on our financial condition or consolidated results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Effective January 1, 2009, we adopted SFAS No. 161 and have presented the required information in Note 5.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three months ended March 31, 2009, our revenue increased to $745.9 million compared to $643.1 million during the three months ended March 31, 2008. Net income increased to $113.1 million, or $0.38 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense, net of tax, equal to $0.03 per diluted share, during the three months ended March 31, 2009. This is compared to net income of $101.9 million, or $0.34 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense, net of tax, of $0.04 per diluted share, during the three months ended March 31, 2008. The key drivers of our revenue growth during the three months ended March 31, 2009 were as follows:

•	strong performance across all our business segments, each of which had revenue growth equal to or greater than 9.1% for the quarter as compared to the quarter ended March 31, 2008;

•	greater penetration of the European market, where we experienced revenue growth of 12.2% for the quarter as compared to the quarter ended March 31, 2008;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, enterprise resource planning or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the quarter with approximately 560 active clients compared to 505 as of March 31, 2008 and increased the number of strategic clients by one during the quarter bringing the total number of our strategic clients to 129. We define a strategic client as one offering the potential to generate $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 17.6% and 29.3%, respectively, of our total revenues during the quarter ended March 31, 2009 as compared to approximately 20.4% and 30.8%, respectively, for the quarter ended March 31, 2008. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

In Europe, we continue to experience solid growth. During the quarter ended March 31, 2009, our revenue from European customers increased by 12.2% to approximately $136.0 million compared to approximately $121.2 million in the quarter ended March 31, 2008. For the quarter ended March 31, 2009, revenue from Europe, excluding the UK, increased by approximately $9.5 million from approximately $46.1 million in the quarter ended March 31, 2008 to approximately $55.6 million. Europe will continue to be an area of significant investment for us for the remainder of 2009 as we see this region and the Asia Pacific region, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. Recent NASSCOM (India’s National Association of Software and Service Companies) reports state that India’s IT software and services and business process outsourcing sectors were expected to reach an estimated $47 billion by the end of the fiscal year March 31, 2009. This is an expected growth rate of approximately 16% to 17% over the prior fiscal year.

Our operating margin increased to approximately 18.5% for the quarter ended March 31, 2009 compared to 17.4% for the quarter ended March 31, 2008. Excluding stock-based compensation costs of approximately $11.8 million and stock-based Indian fringe benefit tax expense of $0.9 million, operating margin for the quarter ended March 31, 2009 was approximately 20.2%. This was slightly above our historic targeted operating margin range, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues. The operating margin increase was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of revenue growth outpacing our headcount growth partially offset by an increase in compensation costs and investments to grow our business. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2009, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

We finished the first quarter of 2009 with total headcount of approximately 63,700, an increase of approximately 5,700 over the total headcount at March 31, 2008. The increases in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2009. Annualized turnover, including both voluntary and involuntary, was approximately 8.3% during the three months ended March 31, 2009. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India in the previous years. However, we expect wage inflation in India to significantly moderate this year. Indian wages represented less than 20% of our total operating expenses for the three months ended March 31, 2009.

Our current India real estate development program now includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330.0 million on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. During 2009, we expect to spend approximately $175.0 million globally for capital expenditures, a portion of which relates to our India real estate development program.

At March 31, 2009, we had cash and cash equivalents and short-term investments of $808.6 million and working capital of $1,185.1 million. Accordingly, we do not anticipate any near-term liquidity issues. Also, during the first quarter of 2009 we repurchased $12.4 million of our Class A common stock under a $50.0 million stock repurchase program that is set to expire in December 2009. Stock repurchases under this program were funded from working capital.

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

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of short and long-term investments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts, which are predominantly fixed-priced contracts, are recognized as the service is performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews total expected labor costs on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our consolidated statement of operations. Contract losses for the three months ended March 31, 2009 and 2008, respectively, were immaterial.

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

Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (“FIN 48”), as well as the related net interest. Tax exposures can involve complex issues and may require an extended period to resolve. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

Our Indian subsidiaries (collectively, Cognizant India) are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 2010. In anticipation of the complete phase out of these tax holidays in March 2010, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZs). Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of March 31, 2009) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

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

Determining the fair value of our investment in auction-rate securities with unobservable inputs that are supported by little or no market activity requires judgment, including determining the appropriate holding period and discount rate to be used in valuing such securities. We value our investment in auction-rate securities using a discounted cash flow analysis, which incorporates the following key inputs: (i) the underlying structure of each security; (ii) frequency and amounts of cash flows; (iii) expected holding period for the security; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. In estimating the holding period, we considered the current developments in the auction-rate market including: our ability to hold the securities for such period of time, recent calls of auction-rate securities by issuers and the possible reestablishment of an active market for the auction-rate securities that we hold. Based upon these factors, we used a holding period of five years for securities with a stated maturity beyond five years, which represents the period of time we anticipate will elapse before a liquidity event will occur. An increase or decrease in the holding period by two years would change the fair value of our investment in auction-rate securities by approximately $10.0 million. We derive the discount rate by considering observable interest rate yields for bonds supported by student loans and pricing of new bond issuances, and adding an illiquidity premium to such rates. The illiquidity premium was estimated by management considering current market conditions. As of March 31, 2009, we used a weighted-average illiquidity premium of 210 basis points. This weighted-average illiquidity premium has been impacted by overall issues within the credit and capital markets and related increases in volatility including uncertainty of the credit and money markets. An increase or decrease to the illiquidity premium of 100 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $6.0 million. Our valuation is also impacted by changes in market interest rates because the interest payments we receive on our auction-rate securities vary based on a pre-determined formula with spreads tied to particular interest rate indices. An increase or decrease in market interest rates of 25 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $5.0 million. We anticipate there will be ongoing developments in the credit markets and the market for the auction-rate securities that we hold. Accordingly, our estimates of the expected holding period and illiquidity premium used in valuing such securities are reasonably likely to change in the short-term.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of March 31, 2009, our goodwill balance was $155.0 million.

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

Risks. The majority of our IT development centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, limitations on immigration programs, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, and potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management and our independent auditor to provide us with reasonable assurance regarding the adequacy and effectiveness of our internal control over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Part II, Item 1A. “Risk Factors.”

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended March 31:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues	Increase/ (Decrease)	% Increase/ (Decrease)
Revenues	$745,862	100.0%	$643,106	100.0%	$102,756	16.0%
Cost of revenues (1)	419,708	56.3	366,265	57.0	53,443	14.6
Selling, general and administrative expenses(2)	166,872	22.4	148,853	23.1	18,019	12.1
Depreciation and amortization expense	21,152	2.8	16,293	2.5	4,859	29.8

Income from operations	138,130	18.5%	111,695	17.4%	26,435	23.7

Other income (expense), net	(2,641)		10,174		(12,815)	(126.0)
Provision for income taxes	22,357		19,996		2,361	11.8

Net income	$113,132	15.2%	$101,873	15.8%	$11,259	11.1%

(1)	Includes stock-based compensation expense of $4,261 in 2009 and $5,521 in 2008, and stock-based Indian fringe benefit tax expense of $187 in 2009 and $425 in 2008 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $7,502 in 2009 and $7,463 in 2008, and stock-based Indian fringe benefit tax expense of $758 in 2009 and $492 in 2008 and is exclusive of depreciation and amortization expense.

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

We seek to manage the company to a targeted operating margin, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense and stock-based Indian fringe benefit tax expense for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to those of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use under SFAS No. 123R, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense and stock-based Indian fringe benefit tax expense allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the three months ended March 31:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues
Income from operations, as reported	$138,130	18.5%	$111,695	17.4%
Add: stock-based compensation expense	11,763	1.6	12,984	2.0
Add: stock-based Indian fringe benefit tax expense	945	0.1	917	0.1

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$150,838	20.2%	$125,596	19.5%

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

Revenue. Revenue increased by 16.0%, or approximately $102.8 million, from approximately $643.1 million during the three months ended March 31, 2008 to approximately $745.9 million during the three months ended March 31, 2009. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued interest in using the on-site/offshore delivery model as a means to reduce overall IT costs and greater penetration in the European market. Revenue from customers existing as of March 31, 2008 increased by approximately $53.6 million and revenue from new customers added since March 31, 2008 was approximately $49.2 million or approximately 47.9% of the period over period revenue increase and 6.6% of total revenues for the three months ended March 31, 2009. In addition, revenue from European customers for the three months ended March 31, 2009 increased by $14.8 million over the comparable 2008 quarter. We had approximately 560 active clients as of March 31, 2009 as compared to 505 active clients as of March 31, 2008. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $39.0 million and $29.7 million, respectively, of the $102.8 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 7.5% and 23.9%, respectively, compared to the three months ended March 31, 2008 and represented approximately 44.7% and 55.3%, respectively, of total revenues for the three months ended March 31, 2009. No customer accounted for sales in excess of 10% of revenues during the three months ended March 31, 2009 and 2008.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 14.6%, or approximately $53.4 million, from approximately $366.3 million during the three months ended March 31, 2008 to approximately $419.7 million during the three months ended March 31, 2009. The increase was due primarily to higher compensation and benefits costs of approximately $45.2 million resulting from the increase in the number of our technical personnel partially offset by the depreciation of the Indian rupee versus the U.S. dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 13.9%, or approximately $22.9 million, from approximately $165.1 million during the three months ended March 31, 2008 to approximately $188.0 million during the three months ended March 31, 2009, and decreased as a percentage of revenue from 25.7% to 25.2%. The decrease as a percentage of revenue was due primarily to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending partially offset by an increase in depreciation and amortization expense and expenses related to the expansion of our infrastructure to support our revenue growth.

Income from Operations. Income from operations increased 23.7%, or approximately $26.4 million, from approximately $111.7 million during the three months ended March 31, 2008 to approximately $138.1 million during the three months ended March 31, 2009, representing operating margins of 17.4% and 18.5% of revenues, respectively. The operating margin increase was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of revenue growth outpacing our headcount growth partially offset by an increase in compensation costs and investments to grow our business. Excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense of $12.7 million and $13.9 million, operating margin for the three months ended March 31, 2009 and March 31, 2008 was 20.2% and 19.5% of revenues, respectively.

The depreciation of the Indian rupee against the U.S. dollar favorably impacted our operating margin by approximately 522 basis points or 5.22 percent and was partially offset by compensation increases and investments to grow our business. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 26 basis points or 0.26 percentage points. We have recently put in place several forward foreign exchange hedges to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. At March 31, 2009 the notional value of these contracts is $268.0 million and the contracts are scheduled to mature over the remainder of 2009.

Other Income (Expense), Net. Other income (expense), net decreased from $10.2 million of income to $2.6 million of expense or by $12.8 million and consists primarily of interest income and foreign currency gains or losses. This $12.8 million decrease is attributed to a change in foreign currency income from $3.9 million of income in 2008 to $5.0 million of foreign currency losses in 2009 or by $8.9 million. The foreign currency losses reported in the quarter of approximately $5.0 million are primarily attributed to (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and (ii) the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The balance of the $12.8 million decrease is primarily attributed to a reduction of $3.7 million in interest income, from approximately $6.2 million during the three months ended March 31, 2008 to $2.5 million during the three months ended March 31, 2009 and is primarily due to lower average short-term interest rates during the first quarter of 2009 compared to the first quarter of 2008.

Provision for Income Taxes. The provision for income taxes increased from approximately $20.0 million during the three months ended March 31, 2008 to approximately $22.4 million during the three months ended March 31, 2009. The effective income tax rate of 16.4% (16.2% excluding discrete items) for the three months ended March 31, 2008 increased to 16.5% for the three months ended March 31, 2009.

Net Income. Net income increased from approximately $101.9 million for the three months ended March 31, 2008 to approximately $113.1 million for the three months ended March 31, 2009, representing 15.8% and 15.2% of revenues, respectively. The decrease in net income as a percentage of revenues is primarily attributed to the decrease in interest income and the foreign currency income partially offset by a higher operating margin.

Results by Business Segment

Our reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other segment includes media and information services, communications and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

As of March 31, 2009, we had 560 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended March 31, 2009 and 2008, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended March 31, 2009 and 2008 are as follows:

(Dollars in thousands)

	March 31, 2009	March 31, 2008	Increase/ (Decrease)%
Revenues:
Financial Services	$331,342	$292,380	$38,962	13.3%
Healthcare	189,326	159,651	29,675	18.6
Manufacturing/Retail/Logistics	123,090	97,486	25,604	26.3

	March 31, 2009	March 31, 2008	Increase/ (Decrease)%
Other	102,104	93,589	8,515	9.1

Total Revenues	$745,862	$643,106	$102,756	16.0%

Segment Operating Profit:
Financial Services	$113,386	$101,201	$12,185	12.0%
Healthcare	69,548	65,638	3,910	6.0
Manufacturing/Retail/Logistics	36,332	36,062	270	0.7
Other	32,800	35,589	(2,789)	(7.8)

Total Segment Operating Profit	$252,066	$238,490	$13,576	5.7%

Financial Services Segment

Revenue. Revenue increased by 13.3%, or approximately $38.9 million, from approximately $292.4 million during the three months ended March 31, 2008 to approximately $331.3 million during the three months ended March 31, 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2008 and customers added since such date was approximately $23.1 million and approximately $15.8 million, respectively. Within the segment, quarterly revenue from our banking and insurance customers increased approximately $17.9 million and $21.0 million, respectively over the first quarter of last year. However, our quarterly sequential revenue decreased from our historical levels due to the slowing global economy and softness in the financial services sector. Overall the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 12.0%, or approximately $12.2 million, from approximately $101.2 million during the three months ended March 31, 2008 to approximately $113.4 million during the three months ended March 31, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 18.6%, or approximately $29.6 million, from approximately $159.7 million during the three months ended March 31, 2008 to approximately $189.3 million during the three months ended March 31, 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2008 and customers added since such date was approximately $22.7 million and approximately $7.0 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $18.9 million over the first quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 6.0%, or approximately $3.9 million, from approximately $65.6 million during the three months ended March 31, 2008 to approximately $69.5 million during the three months ended March 31, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 26.3%, or approximately $25.6 million, from approximately $97.5 million during the three months ended March 31, 2008 to approximately $123.1 million during the three months ended March 31, 2009. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2008 and customers added since such date was approximately $10.3 million and approximately $15.3 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 0.7%, or approximately $0.3 million, from approximately $36.1 million during the three months ended March 31, 2008 to approximately $36.3 million during the three months ended March 31, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 9.1%, or approximately $8.5 million, from approximately $93.6 million during the three months ended March 31, 2008 to approximately $102.1 million during the three months ended March 31, 2009. The increase in revenue of approximately $11.2 million was driven by new customers added after March 31, 2008 partially offset by the ramp down of a single client midway through 2008. Accordingly, revenue from existing customers as of March 31, 2008 decreased by $2.7 million. Within the Other segment, growth was particularly strong among our media and information services customers, where revenue increased by approximately $7.7 million over the first quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit decreased 7.8%, or approximately $2.8 million from approximately $35.6 million during the three months ended March 31, 2008 to approximately $32.8 million during the three months ended March 31, 2009. The decrease in segment operating profit was attributable primarily to the ramp down of a single customer midway through 2008 and additional headcount to support our expected revenue growth, continued investment in sales and marketing and wage inflation, primarily in India partially offset by increased revenues from new customers and the impact of the depreciation of the Indian rupee.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents and short-term investments of $808.6 million. We have used, and plan to use, such cash for: (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; (v) stock repurchases and (vi) general corporate purposes, including working capital. As of March 31, 2009, we had working capital of approximately $1,185.1 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $75.1 million during the three months ended March 31, 2009 as compared to approximately $22.3 million during the three months ended March 31, 2008. The increase is primarily attributed to the increase in net income in 2009 and efficiencies in the deployment of working capital required to support our revenue growth. Trade accounts receivable increased from approximately $517.5 million at December 31, 2008 to approximately $527.3 million at March 31, 2009. Unbilled accounts receivable increased from approximately $62.2 million at December 31, 2008 to approximately $73.4 million at March 31, 2009. The increase in trade accounts receivable and unbilled receivables as of March 31, 2009 as compared to December 31, 2008 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At March 31, 2009, our days of sales outstanding, including unbilled receivables, were approximately 72.5 days as compared to 70.8 days at December 31, 2008 and 73.5 days as of March 31, 2008. These increases in working capital discussed above were primarily offset by a decrease in accrued expenses and other liabilities from $309.5 million at December 31, 2008 to $253.1 million at March 31, 2009.

Our investing activities used net cash of approximately $43.5 million during the three months ended March 31, 2009 as compared to providing net of cash of approximately $66.2 million during the three months ended March 31, 2008. The decrease in net cash from investing activities primarily relates to a decrease in net redemptions of investments in 2009 partially offset by decreased capital expenditure spending and decreased payments for acquisitions.

Our financing activities used net cash of approximately $2.3 million during the three months ended March 31, 2009 as compared to providing approximately $16.9 million during the three months ended March 31, 2008. The decrease relates to the repurchase of approximately $12.8 million of our common stock and lower levels of proceeds from employee stock-based compensation arrangements in 2009.

As of March 31, 2009, our short-term and long-term investments totaled $210.6 million and included $5.8 million in short-term and $132.9 million in long-term of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $27.6 million of an auction-rate securities related UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of March 31, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par.

In November 2008, we accepted an offer from UBS AG (“UBS”) to sell to UBS, at par value, our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. During the first quarter of 2009, approximately $1.0 million of the auction-rate securities were redeemed at par value. At March 31, 2009, the par value of the auction-rate securities held by us was $167.5 million.

Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute current and planned operations and needs for at least the next 12 months. If a liquidity event does not occur prior to the exercise period under the UBS Right, we expect to obtain liquidity through the UBS Right. If UBS is unable to honor its obligations under the UBS Right, we believe we will be able to ultimately recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral, substantially backed by FFELP, and (ii) the AAA credit rating of the securities held by us. However, it could take until the final maturity of the underlying security (up to 32 years) to realize our investments’ recorded value.

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

Commitments and Contingencies

Our current India real estate development program now includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330.0 million on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as SEZs located in India. As of March 31, 2009, we had outstanding fixed capital commitments of approximately $44.2 million related to our India development center expansion program.

During December 2008, our Board of Directors authorized a program to repurchase $50.0 million of our Class A common stock. This authorization expires in December 2009 and we purchased $12.4 million of shares during the three months ended March 31, 2009 under this program. These purchases and any future repurchases under this program will be funded from a combination of cash on hand and cash flows from operations.

In connection with a 2008 acquisition, additional purchase price not to exceed $14.0 million, payable in 2010, is contingent on the acquired company achieving certain financial and operating targets during an earn-out period. We will fund such payment, if any, from operating cash flow. The ultimate amount payable cannot be predicted with reasonable certainty because the amount is dependent on future results of operations of the acquired business. In accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), we have not recorded a liability for this item on our balance sheet because the definitive amount is not determinable or distributable. The contingent consideration, if paid, will be recorded as an additional element of the cost of the acquired company.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign exchange rates as approximately 79.6% of our revenues for the quarter ended March 31, 2009 are generated from customers located in North America. However, a portion of our costs in India, representing approximately 25.7% of our global operating costs for the quarter ended March 31, 2009, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign currency gains or losses upon remeasurement. For the quarter ended March 31, 2009, we reported foreign currency losses of approximately $5.0 million, which are primarily attributed to the remeasurement of (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and (ii) Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

During December 2008 and the first quarter of 2009, we entered into a series of forward foreign exchange contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of March 31, 2009, the notional value of these contracts is $268.0 million and the fair value of these contracts is a liability of $9.8 million. These contracts are scheduled to mature over the remainder of 2009. During the first quarter of 2009, $82.0 million of the contracts matured and we incurred a net loss on such contracts of $1.3 million.

There were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons as of March 31, 2009 that would have affected our liquidity or the availability of or requirements for capital resources.

Recent Accounting Pronouncements

See Note 8 to our condensed consolidated financial statements for additional information.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. We have experienced wage inflation in India in the previous years. However, we expect wage inflation in India to significantly moderate this year. Indian wages represented less than 20% of our total operating expenses for the three months ended March 31, 2009.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “could,” “would,” “plan,” “ intend,” “estimate,” “predict,” “potential,” “continue,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues, earnings, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part II, Item 1A. “Risk Factors”.

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

During the first quarter of 2009, we entered into a series of forward foreign exchange contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of March 31, 2009, the notional values of these contracts are $268.0 million and are scheduled to mature over the remainder of 2009. At March 31, 2009, the net unrealized loss on our outstanding foreign exchange forward contracts was $9.4 million, net of taxes. Based upon a sensitivity analysis of our forward foreign exchange contracts at March 31, 2009, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $27 million.

There were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons at March 31, 2009 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term and long-term investments. As of March 31, 2009, we had approximately $969.1 million of cash and cash equivalents and short-term and long-term investments most of which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa or A1/P1 rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

As of March 31, 2009, our short-term and long-term investments totaled $210.6 million and included $5.8 million in short-term and $132.9 million in long-term of AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $27.6 million of an auction-rate related UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of March 31, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par.

In November 2008, we accepted an offer from UBS to sell to UBS, at par value our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par anytime after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. At March 31, 2009, we valued the UBS Right under the fair value option of SFAS No. 159 at $27.6 million. During the first quarter of 2009, $1.0 million of auction rate securities were redeemed at par value.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to continue to develop and expand our offshore facilities in India where a majority of our technical professionals are located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India have historically increased at a faster rate than in the United States. Although we expect wage inflation in India to significantly moderate this year, there is no assurance that in future periods competition for skilled professionals in India will not drive salary increases in India thereby resulting in increased costs for our technical professionals and reduced operating margins.

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

Approximately 79.6% of our revenues during the quarter ended March 31, 2009 were derived from customers located in North America. In the same period, approximately 18.2% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States and Europe. In addition, during the quarter ended March 31, 2009, we earned approximately 44.4% of our revenues from the financial services and insurance industries. The current crisis in the financial services industry and significant consolidation in that industry, or decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 20.4% of our revenues for the three months ended March 31, 2009 and 20.1% of our revenues for the three months ended March 31, 2008. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe. In addition, the majority of our employees and our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance-sheet items originally denominated in other currencies. During the three months ended

March 31, 2009, the depreciation of the Indian rupee versus the U.S. dollar favorably impacted our operating margins by 522 basis points or 5.22 percentage points as compared to 2008. Additionally, we recorded foreign currency losses of $5.0 million during the three months ended March 31, 2009 primarily due to remeasurement of certain balance sheet accounts for movements in foreign currency rates, primarily the strengthening of the U.S. dollar against the British pound, euro and Indian rupee. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.

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

For the three months ended March 31, 2009 and the year ended December 31, 2008, we had an operating margin of 18.5% and 18.3%, respectively. Our operating margins have declined from our prior period levels as a result of the adoption on January 1, 2006 of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which requires us to record stock compensation expense for equity-based compensation awards, primarily stock option grants by us, in our consolidated statement of operations effective January 1, 2006. In addition, effective April 1, 2007, the government in India imposed a fringe benefit tax on the company for the income generated upon the exercise of stock options or vesting of performance stock units and restricted stock units for employees who worked in India during the vesting period for such award. Although we recover the fringe benefit tax from the employee’s proceeds upon sale or vesting of the stock-based compensation award, we are required under U.S. GAAP to record the fringe benefit tax as an operating expense, reducing our profitability, while the recovery of the fringe benefit tax by us from the employee is reported as an addition to additional paid-in capital. Our operating margin may decline further if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock compensation expense and lower margins. Although we have been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

The H-1B visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. As of May 4, 2009, when CIS last provided updated information on fiscal year 2010 H-1B petition filings under the caps, CIS had not reached its general cap, or its cap for United States advanced degree holders for fiscal year 2010. CIS has continued to accept petitions as of May 4, 2009. In recent months, CIS has become increasingly restrictive in its adjudication of H-1B petitions, and as a result, the rate of refusals of initial H-1B petitions and of extensions is expected to increase. For fiscal year 2009, CIS reached its general cap, as well as its cap for United States advanced degree holders on April 8, 2008. We will be able to file H-1B petitions with CIS against the fiscal year 2011 caps beginning April 1, 2010 for work in H-1B status beginning on October 1, 2011. As a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

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

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are periodically considered in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the United States. Senators Richard Durbin (D-Illinois) and Charles Grassley (R-Iowa) have recently introduced a bill which would, if enacted, severely restrict the use of certain visas. Given the ongoing debate over this issue, the introduction of other restrictive legislation is possible. If enacted, such measures may: (1) broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly (2) impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or (3) restrict the use of certain visas. In the event that any of these measures become law, our business, financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.

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

Hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, the attacks on November 26, 2008 in Mumbai, India, and the continuing conflict in Iraq, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States, the United Kingdom, India, and other countries in which we provide services to our clients could cause customers to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. As of March 31, 2009, a majority of our technical professionals were located in India, and the vast majority of our technical professionals in the United States and Europe were Indian nationals who were able to work in the United States and Europe only because they held current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

As of March 31, 2009, we had contractual commitments of approximately $44.2 million related to capital expenditures on construction or expansion of our IT development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

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

Effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas,” we no longer accrue incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2009. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

In the next year we will lose certain tax benefits provided by India to companies in our industry.

Our Indian subsidiaries are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current law, these tax holidays will be completely phased out by March 31, 2010. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of March 31, 2009) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2010, we expect that our effective income tax rate would increase significantly beginning in calendar year 2010.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 29.1% of our revenues for the three months ended March 31, 2009. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers generated approximately 17.6% of our revenues for the three months ended March 31, 2009 and 19.4% of our revenues in the year ended December 31, 2008. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

We historically have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

•	the number, timing, scope and contractual terms of IT development and maintenance projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects; and

•	general economic conditions.

In addition, our future revenues, operating margins and profitability may fluctuate as a result of:

•	changes in pricing in response to customer demand and competitive pressures;

•	changes to the financial condition of our clients;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates, including the Indian rupee versus the U.S. dollar;

•	the timing of collection of accounts receivable;

•	enactment of new taxes, including fringe benefit taxes in India;

•	the timing of the exercise of stock-based compensation awards subject to the Indian fringe benefit tax;

•	changes in domestic and international income tax rates and regulations; and

•	changes to levels and types of stock-based compensation awards and assumptions used to determine the fair value of such awards.

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

Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. We believe that based on our current cash, cash equivalents and short-term and long-term investment balances and expected operating cash flows, the current lack of liquidity in the credit markets will not have a material impact on our liquidity, cash flow, or financial flexibility. Continued deterioration of the credit and capital markets could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. The continued decline in economic activity could adversely affect the ability of counterparties to certain financial instruments such as marketable securities and derivatives to meet their obligations to us.

Funds associated with auction-rate securities that we hold as investments may not be liquid or accessible for in excess of 12 months and our auction-rate securities may decline in value.

As of March 31, 2009, our short-term and long-term investments totaled $210.6 million and included $5.8 million in short-term and $132.9 million in long-term AAA-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included an asset of $27.6 million related to the UBS Right. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of March 31, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indexes. All of the auction-rate municipal debt securities held by us are callable by the issuer at par. In November 2008, we accepted an offer from UBS to sell to UBS, at par value ($167.5 million at March 31, 2009), our auction-rate municipal debt securities at any time during an exercise period from June 30, 2010 to July 2, 2012. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate municipal debt securities or sell them on our behalf at par any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. UBS’s inability to perform under the UBS Right and the lack of liquidity for auction-rate municipal debt securities in the financial markets could have a material adverse effect on our financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the first quarter ended March 31, 2009.

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
January 2009	—	$—	—	$50,000,000
February 2009	597,000	$19.17	597,000	$38,557,000
March 2009	53,000	$18.43	53,000	$37,580,500

Total	650,000	$19.11	650,000

(1)	In December 2008, our Board of Directors authorized up to $50.0 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock. The $50.0 million authorization excludes fees and expenses and expires in December 2009. The program authorizes management to repurchase shares opportunistically in the open market or in private transactions from time to time, depending on market conditions. All shares repurchased in the first quarter of 2009 were purchased in open market transactions.
(2)	Exclusive of fees and costs.

Item 5.	Other Information

The following information is included solely to supplement the quarterly results of operations information presented in Note 13 (Unaudited) to the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009.

	Three Months Ended
2008	March 31	June 30	September 30	December 31	Full Year
Revenue	$643,106	$685,427	$734,726	$753,045	$2,816,304
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	366,265	380,867	405,936	419,748	1,572,816
Selling, general and administrative expenses	148,853	167,105	166,685	169,378	652,021
Depreciation and amortization expense	16,293	17,777	19,474	21,253	74,797

	Three Months Ended
2008	March 31	June 30	September 30	December 31	Full Year
Income from Operations	111,695	119,678	142,631	142,666	516,670
Net Income	101,873	103,856	112,828	112,288	430,845
Basic EPS(1)	0.35	0.36	0.39	0.39	1.49	(1)
Diluted EPS(1)	0.34	0.35	0.38	0.38	1.44	(1)

	Three Months Ended
2007	March 31	June 30	September 30	December 31	Full Year
Revenue	$460,270	$516,514	$558,837	$599,956	$2,135,577
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	254,909	292,326	317,286	341,514	1,206,035
Selling, general and administrative expenses	109,499	120,464	126,551	137,588	494,102
Depreciation and amortization expense	12,260	13,053	13,870	14,735	53,918
Income from Operations	83,602	90,671	101,130	106,119	381,522
Net Income	75,446	82,277	96,154	96,256	350,133
Basic EPS(1)	0.26	0.29	0.33	0.33	1.22	(1)
Diluted EPS(1)	0.25	0.27	0.32	0.32	1.15	(1)

(1)	The sum of the quarterly basic and diluted EPS for each of the four quarters may not equal the EPS for the year due to rounding.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: May 8, 2009	By:	/s/ Francisco D’Souza
Francisco D’Souza,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Gordon Coburn
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