Form 10-Q
period 2009-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2009-08-07
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 4, 2009:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	293,210,214

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$776,592	$685,427	$1,522,454	$1,328,533
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	433,340	380,867	853,048	747,132
Selling, general and administrative expenses	170,003	167,105	336,875	315,958
Depreciation and amortization expense	21,579	17,777	42,731	34,070

Income from operations	151,670	119,678	289,800	231,373

Other income (expense), net:
Interest income	2,622	4,864	5,092	11,084
Other income (expense), net	14,874	(485)	9,763	3,469

Total other income (expense), net	17,496	4,379	14,855	14,553

Income before provision for income taxes	169,166	124,057	304,655	245,926
Provision for income taxes	27,911	20,201	50,268	40,197

Net income	$141,255	$103,856	$254,387	$205,729

Basic earnings per share	$0.48	$0.36	$0.87	$0.71

Diluted earnings per share	$0.47	$0.35	$0.85	$0.69

Weighted average number of common shares outstanding	292,337	289,709	291,975	288,940

Dilutive effect of shares issuable under stock-based compensation plans	6,935	9,623	6,658	10,252

Weighted average number of common and dilutive shares outstanding	299,272	299,332	298,633	299,192

Comprehensive income:
Net income	$141,255	$103,856	$254,387	$205,729
Foreign currency translation adjustments	15,845	(1,790)	10,297	2,565
Net unrealized gain on cash flow hedges, net of taxes of $660, $0, $274 and $0, respectively	17,045	—	7,076	—
Unrealized loss on available-for-sale securities, net of taxes of $0, $229, $0 and $2,632, respectively	—	(335)	—	(3,836)

Total comprehensive income	$174,145	$101,731	$271,760	$204,458

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$860,377	$735,066
Short-term investments	122,795	27,513
Trade accounts receivable, net of allowances of $14,037 and $13,441, respectively	553,067	517,481
Unbilled accounts receivable	82,849	62,158
Deferred income tax assets, net	45,362	48,315
Other current assets	99,224	77,586

Total current assets	1,763,674	1,468,119
Property and equipment, net of accumulated depreciation of $234,533 and $199,188, respectively	446,926	455,254
Long-term investments	160,782	161,693
Goodwill	154,196	154,035
Intangible assets, net	45,858	47,790
Deferred income tax assets, net	58,919	52,816
Other assets	42,932	34,853

Total assets	$2,673,287	$2,374,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,739	$39,970
Deferred revenue	32,107	38,123
Accrued expenses and other current liabilities	312,012	309,484

Total current liabilities	389,858	387,577
Deferred income tax liabilities, net	624	7,294
Other noncurrent liabilities	15,108	14,111

Total liabilities	405,590	408,982

Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 293,169 and 291,670 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,931	2,917
Additional paid-in capital	572,080	541,735
Retained earnings	1,684,792	1,430,405
Accumulated other comprehensive income (loss)	7,894	(9,479)

Total stockholders’ equity	2,267,697	1,965,578

Total liabilities and stockholders’ equity	$2,673,287	$2,374,560

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$254,387	$205,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,731	34,070
Provision for doubtful accounts	733	4,164
Deferred income taxes	(4,867)	7,006
Stock-based compensation expense	20,149	23,448
Excess tax benefit on stock-based compensation arrangements	(5,151)	(15,157)
Other	678	—
Changes in assets and liabilities:
Trade accounts receivable	(25,656)	(140,751)
Other current assets	(24,854)	1,286
Other assets	(4,897)	(5,087)
Accounts payable	(114)	13,721
Other current and noncurrent liabilities	(26,791)	(31,403)

Net cash provided by operating activities	226,348	97,026

Cash flows from investing activities:
Purchases of property and equipment	(30,025)	(85,210)
Purchases of investments	(128,895)	(108,110)
Proceeds from maturity or sale of investments	39,790	239,966
Acquisitions, net of cash acquired	(1,304)	(20,956)

Net cash (used in) provided by investing activities	(120,434)	25,690

Cash flows from financing activities:
Issuance of common stock under employee stock plans	18,447	40,292
Excess tax benefit on stock-based compensation arrangements	5,151	15,157
Repurchases of common stock	(13,465)	—

Net cash provided by financing activities	10,133	55,449

Effect of currency translation on cash and cash equivalents	9,264	3,183

Increase in cash and cash equivalents	125,311	181,348
Cash and cash equivalents, beginning of year	735,066	339,845

Cash and cash equivalents, end of period	$860,377	$521,193

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

We have evaluated subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which the Company considers to be the date of filing with the Securities and Exchange Commission, and has concluded no events or transactions have occurred that would require adjustment to, or disclosure in, its financial statements.

Note 2 — Investments

Investments as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Available-for-sale securities:
Agency discount notes	$160	$7,008
Other	2	1,149

Total available-for-sale securities	162	8,157

Trading securities – auction-rate securities	142,085	139,398
UBS Right	24,678	28,158
Time deposits	116,652	13,493

Total investments	$283,577	$189,206

The carrying value of the time deposits approximated fair value as of June 30, 2009 and December 31, 2008. Gross realized gains or losses on the sale of available-for-sale securities were immaterial for the periods presented. As of June 30, 2009 and December 31, 2008, available-for-sale securities in an unrealized loss or gain position were immaterial. All available-for-sale-securities at June 30, 2009 and December 31, 2008 contractually mature in 2009.

Our investments in auction-rate securities are recorded at fair value and consist of AAA/A3-rated municipal bonds with an auction reset feature whose underlying assets are generally student loans, which are substantially backed by the Federal Family Education Loan Program (“FFELP”). Since February 2008, auctions for these securities have failed. The auction failures do not affect the value of the collateral underlying the auction-rate securities, and the Company continues to earn and receive interest on its auction-rate securities at a pre-determined formula with spreads tied to particular interest rate indices. As of June 30, 2009 and December 31, 2008, the majority of our investment in auction-rate securities was classified as a long-term investment. The classification of the auction-rate securities as long-term investments is due to continuing auction failures, the securities’ stated maturity of greater than one year and the Company’s ability and intent to hold such securities beyond one year.

In November 2008, we accepted an offer from UBS AG (“UBS”) to sell to UBS, at par value ($167,175 as of June 30, 2009), our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012 (the “UBS Right”). In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par anytime after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. During the first six months of 2009, $1,350 of auction rate securities were redeemed at par value.

Note 3 — Stock Repurchase Program

Our current stock repurchase program authorizes both open market and private repurchase transactions of up to $50,000, excluding fees and expenses, of Class A common stock through December 2009. The program authorizes us to repurchase shares opportunistically from time to time, depending on market conditions. During the three months ended March 31, 2009, 650,000 shares were repurchased for $12,439 under this program. We did not purchase any shares during the second quarter of 2009. Additional stock repurchases were made in connection with our employee stock plan, whereby Company shares were tendered by employees for the payment of exercise price or applicable statutory withholding and India fringe benefit taxes. During the six months ended June 30, 2009, such repurchases totaled 44,562 shares at a cost of $1,026.

At the time of repurchase, shares are returned to the status of authorized and unissued shares. We account for the repurchases as constructively retired and record such repurchases as a reduction of Class A common stock and additional paid-in capital.

Note 4 — Income Taxes

Our Indian subsidiaries (collectively referred to as “Cognizant India”) are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. The tax holidays for STPs are currently scheduled to expire on March 31, 2010; however, in July 2009, the Indian government proposed an extension of the tax holidays for STPs by one year to March 31, 2011. This proposal has not been enacted into law at this time. In addition, we have located several new development centers in areas designated as Special Economic Zones (“SEZs”). Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. The incremental Indian taxes related to the taxable STPs, for which the income tax holiday has expired, have been incorporated into our effective income tax rate for 2009. The effective tax rate of 16.5% for the three months and six months ended June 30, 2009 increased from 16.3% for the three and six months ended June 30, 2008. The principal difference between the income tax rates for the 2009 and 2008 periods and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have rates lower than the United States.

Note 5 — Fair Value Measurements

As discussed in Note 9—Recent Accounting Pronouncements, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008 for financial assets and liabilities, which primarily relate to our investments and derivative contracts, and on January 1, 2009, for nonfinancial assets and liabilities.

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

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$407,223	$—	$—	$407,223
Investments:
Available-for-sale securities – current	—	162	—	162
Trading securities – current	—	—	5,981	5,981
Trading securities – non-current	—	—	136,104	136,104
UBS Right – non-current	—	—	24,678	24,678
Other current assets:
Derivative financial instruments – forward foreign exchange contracts	—	11,402	—	11,402
Other current liabilities:
Derivative financial instruments – forward foreign exchange contracts	—	(5,574)	—	(5,574)
Other long-term liabilities:
Derivative financial instruments – forward foreign exchange contracts	—	(1,823)	—	(1,823)

Total assets and (liabilities) measured at fair value	$407,223	$4,167	$166,763	$578,153

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$291,432	$—	$—	$291,432
Agency discount notes and commercial paper	—	15,201	—	15,201
Investments:
Available-for-sale securities – current	—	8,157	—	8,157
Trading securities – current	—	—	5,862	5,862
Trading securities – non-current	—	—	133,536	133,536
UBS Right – non-current	—	—	28,158	28,158
Other current assets:
Derivative financial instruments – forward foreign exchange contracts	—	598	—	598

Total assets measured at fair value	$291,432	$23,956	$167,556	$482,944

Level 3 assets consist of our investment in auction-rate securities and the related UBS Right. See Note 2 for additional information. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the period ended June 30, 2009:

Six Months Ended June 30, 2009
Balance, at the beginning of the period	$167,556
Transfers out: redemptions of called auction-rate securities	(1,350)
Unrealized gains related to auction-rate securities included in other income (expense), net	4,037
Unrealized loss related to UBS Right included in other income (expense), net	(3,480)

Balance, at the end of the period	$166,763

We estimated the fair value of the auction-rate securities using a discounted cash flow model analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates, inclusive of an illiquidity risk premium, that are believed to reflect current market conditions and the relevant risk associated with each security. We estimated that the fair market value of these securities at June 30, 2009 was $142,085. We estimated the value of the UBS Right using a fair value model analysis, which considered the following key inputs: discount rate, timing and amount of cash flow, and UBS counterparty risk. The assumptions used in valuing both the auction-rate securities and the UBS Right are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

In addition to the debt securities discussed above, we had approximately $116,652 of time deposits included in short-term investments as of June 30, 2009 and approximately $13,504 of time deposits included in cash and cash equivalents and short-term investments at December 31, 2008.

Note 6 — Derivative Financial Instruments

In the normal course of business, we use forward foreign exchange contracts to manage foreign currency exchange rate risk. The estimated fair value of the forward foreign exchange contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. The following table provides information on the location and fair values of derivative financial instruments included in our condensed consolidated statements of financial position as of June 30, 2009:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments under SFAS No. 133
Forward foreign exchange contracts	Other current assets	$10,259	$—
	Accrued expenses and other current liabilities	—	488
	Noncurrent current liabilities	—	1,823

	Total	10,259	2,311

Other Derivatives – Not designated as hedging instruments under SFAS No. 133
Forward foreign exchange contracts	Other current assets	1,143	—
	Accrued expenses and other current liabilities	—	5,086

	Total	1,143	5,086

Total		$11,402	$7,397

As of December 31, 2008, the fair value of derivative financial instruments included in our condensed consolidated statements of financial position was $598. Such amount related to forward foreign exchange contracts that were designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). We did not hold derivative financial instruments during the six month period ended June 30, 2008.

Cash Flow Hedges

During the fourth quarter of 2008 and the first six months of 2009, we entered into a series of forward foreign exchange contracts that are designated as cash flow hedges under SFAS No. 133 of certain salary payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2009 and 2010. Under these contracts, we purchase Indian rupees and sell U.S. dollars and the changes in fair value of these contracts are initially reported in “accumulated other comprehensive income (loss)” on our accompanying condensed consolidated statements of financial position and is subsequently reclassified to earnings in the same period the hedge transaction affects earnings. As of June 30, 2009 and December 31, 2008, the notional value of our outstanding contracts was $568,000 and $82,000, respectively, and the net unrealized gain (loss) included in accumulated other comprehensive income (loss) for such contracts was $7,076 and $576, respectively,

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to salary expense reported within cost of revenues and selling, general and administrative expenses. The tables below provide information on the location and amounts of gains or losses on our cash flow hedges included in our condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2009.

Other Derivatives

We also use foreign currency forward contracts, which have not been designated as hedges under SFAS No. 133, to hedge our balance sheet exposure to Indian rupee denominated net monetary assets. During the second quarter of 2009, we entered into a series of forward foreign exchange contracts to buy U.S. dollars and sell Indian rupees. At June 30, 2009, the notional value of outstanding contracts was $175,000. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income. For the three and six months June 30, 2009, we reported a loss of $3,943 on these derivative contracts. The tables below provide information on the location and amounts of gains or losses on our other derivatives included in our condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2009.

The following table provides information on the location and amounts of gains (losses) on our derivative financial instruments included in our condensed consolidated statement of operations and comprehensive income for the three months ended June 30, 2009:

	Net Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains / (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income / (Loss) to Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments under SFAS No. 133
Forward foreign exchange contracts	$17,045	Cost of revenues	$1,531

		Selling, general and administrative expenses	475

Total	$17,045		$2,006

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments

Other Derivatives – Not designated as hedging instruments under SFAS No. 133
Forward foreign exchange contracts	Other income (expense), net	$(3,943)

Total		$(3,943)

The following table provides information on the location and amounts of gains (losses) on our derivative financial instruments included in our condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2009:

	Net Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains / (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income / (Loss) to Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments under SFAS No. 133
Forward foreign exchange contracts	$7,076	Cost of revenues	$454

		Selling, general and administrative expenses	255

Total	$7,076		$709

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments

Other Derivatives – Not designated as hedging instruments under SFAS No. 133
Forward foreign exchange contracts	Other income (expense), net	$(3,943)

Total		$(3,943)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 7 — Commitments and Contingencies

As of June 30, 2009, we had outstanding fixed capital commitments of approximately $56,077 related to our India development center expansion program.

In connection with a 2008 acquisition, additional purchase price not to exceed $14,000, payable in 2010, is contingent on the acquired company achieving certain financial and operating targets during an earn-out period. We will fund such payment, if any, from operating cash flow. The ultimate amount payable cannot be reasonably estimated because the amount is dependent on future results of operations of the acquired business. In accordance SFAS No. 141, “Business Combinations” (“SFAS No. 141”), we have not recorded a liability for this item on our balance sheet because the definitive amount is not determinable or distributable. The contingent consideration, if paid, will be recorded as an additional element of the cost of the acquired company.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our business, financial condition and results of operations. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s computer systems or an unauthorized disclosure of sensitive or confidential client or customer data could result in a claim for substantial damages against us, regardless of our responsibility for such failure or unauthorized disclosure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would have a material adverse effect on our business, results of operations and financial condition.

Note 8 — Segment Information

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three and six months ended June 30, 2009 and 2008, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Financial Services	$332,548	$314,162	$663,890	$606,541
Healthcare	204,376	164,501	393,702	324,152
Manufacturing/Retail/Logistics	132,441	106,871	255,531	204,358
Other	107,227	99,893	209,331	193,482

Total revenues	$776,592	$685,427	$1,522,454	$1,328,533

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment Operating Profit:
Financial Services	$115,297	$111,979	$228,683	$213,180
Healthcare	77,202	65,427	146,750	131,065
Manufacturing/Retail/Logistics	46,244	35,535	82,576	71,597
Other	37,307	33,742	70,107	69,331

Total segment operating profit	276,050	246,683	528,116	485,173
Less: unallocated costs(1)	124,380	127,005	238,316	253,800

Income from operations	$151,670	$119,678	$289,800	$231,373

(1)	Includes $8,386 and $20,149 of stock-based compensation expense and $1,267 and $2,212 of stock-based Indian fringe benefit tax expense for the three months and six months ended June 30, 2009, respectively, and $10,464 and $23,448 of stock-based compensation expense and $5,915 and $6,832 of stock-based Indian fringe benefit tax expense for the three months and six months ended June 30, 2008, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues(1)
North America(2)	$620,971	$536,257	$1,214,761	$1,050,117
Europe(3)	138,739	138,965	274,767	260,160
Other(5)	16,882	10,205	32,926	18,256

Total	$776,592	$685,427	$1,522,454	$1,328,533

	As of June 30, 2009	As of December 31, 2008
Long-lived Assets(4)
North America(2)	$7,584	$7,494
Europe	2,594	2,470
Other(5)(6)	436,748	445,290

Total	$446,926	$455,254

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $78,604 and $82,040 and $158,986 and $157,153 for the three and six months ended June 30, 2009 and 2008, respectively.
(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(5)	Includes our operations in Asia Pacific, Middle East and South America.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 9 — Recent Accounting Pronouncements

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

•

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

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

In April 2009, the FASB also issued an FSP to provide additional application guidance and enhanced disclosures regarding business combinations, FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and accounting disclosure of assets and liabilities arising from contingencies in a business combination. We have elected to early adopt this FSP effective March 31, 2009. The adoption of this FSP did not have a material effect on our financial condition or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Effective January 1, 2009, we adopted SFAS No. 161 and have presented the required information in Note 6.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 established principles and requirements for recognition and disclosure of subsequent events in the financial statements. The adoption of SFAS No. 165 on June 30, 2009 did not have a material effect on our financial condition or consolidated results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities” (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of SFAS No.167 on our financial condition and consolidated results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS No. 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. SFAS No. 168 is effective for financial statement periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have a material effect on our financial condition or consolidated results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three and six months ended June 30, 2009, our revenue increased to $776.6 million and $1,522.5 million compared to $685.4 million and $1,328.5 million during the three months and six months ended June 30, 2008. Net income increased to $141.3 million and $254.4 million, respectively, or $0.47 and $0.85 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense, net of tax, equal to $0.03 and $0.06 per diluted share, during the three and six months ended June 30, 2009. This is compared to net income of $103.9 million and $205.7 million, respectively, or $0.35 and $0.69 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense, net of tax, of $0.04 and $0.08 per diluted share, during the three months and six months ended June 30, 2008. The key drivers of our revenue growth during the three months ended June 30, 2009 were as follows:

•

strong performance within our Healthcare and Manufacturing/Retail/Logistics business segments, each of which had revenue growth equal to or greater than 23.9% for the quarter as compared to the quarter ended June 30, 2008;

•	strong performance in North America where we experienced revenue growth of 15.8% for the quarter as compared to the quarter ended June 30, 2008;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, enterprise resource planning or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the quarter with approximately 569 active clients compared to 520 as of June 30, 2008 and increased the number of strategic clients by five during the quarter bringing the total number of our strategic clients to 134. We define a strategic client as one offering the potential to generate $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers in the aggregate accounted for approximately 17.6% and 29.1%, respectively, of our total revenues during the quarter ended June 30, 2009 as compared to approximately 19.9% and 30.7%, respectively, for the quarter ended June 30, 2008. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

Our revenue from European customers was flat at approximately $138.7 million compared to approximately $139.0 million in the quarter ended June 30, 2008. For the quarter ended June 30, 2009, our operation in the United Kingdom (“UK”) reported a 4.2% decline in revenue as compared to the quarter ended June 30, 2008. This decline is primarily attributed to unfavorable movement in foreign exchange rates of approximately 22% in the 2009 period due to the strengthening of the U.S. dollar against the British Pound on the portion of British Pound denominated revenues. For the quarter ended June 30, 2009, revenue from Europe, excluding the UK, increased by approximately 5.6% from approximately $56.9 million in the quarter ended June 30, 2008 to approximately $60.1 million. Europe will continue to be an area of significant investment for us for the remainder of 2009 as we see this region and the Asia Pacific region, particularly Japan, India, Australia and Singapore, as growth opportunities for the long-term.

Our revenue growth is also attributed to increasing market acceptance of, and demand for, offshore IT software and services and business process outsourcing. Recent NASSCOM (India’s National Association of Software and Service Companies) reports state that India’s IT software and services and business process outsourcing sectors are expected to reach an estimated $48 -$50 billion by the end of the fiscal year March 31, 2010. This is an expected growth rate of approximately 4% to 7% over the prior fiscal year. According to the latest NASSCOM “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities and are expected to result in export revenues of $175 billion by 2020.

Our operating margin increased to approximately 19.5% for the quarter ended June 30, 2009 compared to 17.5% for the quarter ended June 30, 2008. Excluding stock-based compensation costs of approximately $8.4 million and stock-based Indian fringe benefit tax expense of $1.3 million, operating margin for the quarter ended June 30, 2009 was approximately 20.8%. This was slightly above our historic targeted operating margin range, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues. The operating margin increase was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of revenue growth outpacing our headcount growth partially offset by an increase in compensation costs and investments to grow our business. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2009, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

We finished the second quarter of 2009 with total headcount of approximately 64,100, an increase of approximately 4,800 over the total headcount at June 30, 2008. The increases in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2009. Annualized turnover, including both voluntary and involuntary, was approximately 11.3% during the three months ended June 30, 2009. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India in the previous years. However, we expect wage inflation in India to be negligible this year. Indian wages represented less than 20% of our total operating expenses for the three months ended June 30, 2009.

Our current India real estate development program now includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330.0 million on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. During 2009, we expect to spend approximately $130.0 to $150.0 million globally for capital expenditures, a portion of which relates to our India real estate development program.

At June 30, 2009, we had cash and cash equivalents and short-term investments of $983.2 million and working capital of $1,373.8 million. Accordingly, we do not anticipate any near-term liquidity issues.

During the remainder of 2009, we expect the following factors to affect our business and our operating results:

•	Global economic recession;

•	Continued weakness in the financial services sector;

•

Pressure on customer IT budgets, which may result in delays or decreases in spending by customers on discretionary projects, specifically application development projects. However, we expect a focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO; and

•	Foreign currency volatility.

In response to this challenging macroeconomic environment, we plan to continue to:

•	Partner with our existing customers to see where we can provide innovative solutions resulting in our garnering an increased portion of our customers’ overall IT spend;

•	Continue our focus on growing our business in Europe and the Asia Pacific region, where we believe there are opportunities to gain market share;

•	Expand our BPO and infrastructure management practices, which are in high demand in this challenging business environment;

•	Continue to aggressively increase our customer base across all of our business segments;

•	Opportunistically look for acquisitions and other business opportunities that can improve our overall service delivery capabilities; and

•	Continue operating focus and discipline to appropriately manage our cost structure.

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

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts, which are predominantly fixed-priced contracts, are recognized as the service is performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews total expected labor costs on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our consolidated statement of operations. Contract losses for the periods presented were immaterial.

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

Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109” (“FIN 48”), as well as the related net interest. Tax exposures can involve complex issues and may require an extended period to resolve. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

Our Indian subsidiaries (collectively, “Cognizant India”) are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. The tax holidays for STPs are currently scheduled to expire on March 31, 2010; however, in July 2009, the Indian government proposed an extension of the tax holidays for STPs by one year to March 31, 2011. This proposal has not been enacted into law at this time. In anticipation of the phase out of these tax holidays, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones (“SEZs”). Development centers operating in SEZs are entitled to certain income tax incentives for periods up to 15 years. Under current Indian tax law, export profits after March 31, 2010 (March 31, 2011 if the one-year STP extension gets enacted) from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of June 30, 2009) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 2010 (March 2011 if the one-year STP extension gets enacted), we expect that our effective income tax rate would increase significantly beginning in calendar year 2010 (2011 if the one-year STP extension gets enacted).

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

Determining the fair value of our investment in auction-rate securities with unobservable inputs that are supported by little or no market activity requires judgment, including determining the appropriate holding period and discount rate to be used in valuing such securities. We value our investment in auction-rate securities using a discounted cash flow analysis, which incorporates the following key inputs: (i) the underlying structure of each security; (ii) frequency and amounts of cash flows; (iii) expected holding period for the security; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. In estimating the holding period, we considered the current developments in the auction-rate market including: our ability to hold the securities for such period of time, recent calls of auction-rate securities by issuers and the possible reestablishment of an active market for the auction-rate securities that we hold. Based upon these factors, we used a holding period of five years for securities with a stated maturity beyond five years, which represents the period of time we anticipate will elapse before a liquidity event will occur. An increase or decrease in the holding period by two years would change the fair value of our investment in auction-rate securities by approximately $10.0 million. We derive the discount rate by considering observable interest rate yields for bonds supported by student loans and pricing of new bond issuances, and adding an illiquidity premium to such rates. The illiquidity premium was estimated by management considering current market conditions. As of June 30, 2009, we used a weighted-average illiquidity premium of 236 basis points. This weighted-average illiquidity premium has been impacted by overall issues within the credit and capital markets and related increases in volatility including uncertainty of the credit and money markets. An increase or decrease to the illiquidity premium of 100 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $7.0 million. Our valuation is also impacted by changes in market interest rates because the interest payments we receive on our auction-rate securities vary based on a pre-determined formula with spreads tied to particular interest rate indices. An increase or decrease in market interest rates of 25 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $5.0 million. We anticipate there will be ongoing developments in the credit markets and the market for the auction-rate securities that we hold. Accordingly, our estimates of the expected holding period and illiquidity premium used in valuing such securities are reasonably likely to change in the short-term.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of June 30, 2009, our goodwill balance was $154.2 million.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended June 30:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues	Increase	% Increase
Revenues	$776,592	100.0%	$685,427	100.0%	$91,165	13.3%
Cost of revenues(1)	433,340	55.8	380,867	55.5	52,473	13.8
Selling, general and administrative expenses(2)	170,003	21.9	167,105	24.4	2,898	1.7
Depreciation and amortization expense	21,579	2.8	17,777	2.6	3,802	21.4

Income from operations	151,670	19.5%	119,678	17.5%	31,992	26.7

Other income (expense), net	17,496		4,379		13,117	299.5
Provision for income taxes	27,911		20,201		7,710	38.2

Net income	$141,255	18.2%	$103,856	15.2%	$37,399	36.0%

(1)	Includes stock-based compensation expense of $3,948 in 2009 and $4,733 in 2008, and stock-based Indian fringe benefit tax expense of $192 in 2009 and $2,084 in 2008 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $4,438 in 2009 and $5,731 in 2008, and stock-based Indian fringe benefit tax expense of $1,075 in 2009 and $3,831 in 2008 and is exclusive of depreciation and amortization expense.

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

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes costs, namely, stock-based compensation that is recurring and stock-based Indian fringe benefit tax expense which is expected to be abolished during the third quarter of 2009. Stock-based compensation expense will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the three months ended June 30:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues
Income from operations, as reported	$151,670	19.5%	$119,678	17.5%
Add: stock-based compensation expense	8,386	1.1	10,464	1.5
Add: stock-based Indian fringe benefit tax expense	1,267	0.2	5,915	0.8

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$161,323	20.8%	$136,057	19.8%

The fringe benefit tax regulation in India obligates us to pay, upon exercise or distribution of shares under a stock-based compensation award, a non-income related tax on the appreciation of the award from date of grant to date of vest. There is no cash cost to us as we recover the cost of the Indian fringe benefit tax from the employee’s proceeds from the award. Under U.S. GAAP, the stock-based Indian fringe benefit tax expense is required to be recorded as an operating expense and the related recovery of such tax from our employee is required to be recorded to stockholders’ equity as proceeds from a stock-based compensation award. In July 2009, the Indian government announced a repeal of the fringe benefit tax in its fiscal year ending March 2010 budget. This proposal has not been enacted into law at this time. If the proposed repeal is not ratified, our future operating results may experience volatility as a result of the timing of exercise or distribution of shares related to stock-based compensation awards to our employees who worked or are working in India.

Revenue. Revenue increased by 13.3%, or approximately $91.2 million, from approximately $685.4 million during the three months ended June 30, 2008 to approximately $776.6 million during the three months ended June 30, 2009. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued interest in using the on-site/offshore delivery model as a means to reduce overall IT costs, continued growth in North America and greater penetration in the Asian market. Revenue from customers existing as of June 30, 2008 increased by approximately $54.8 million and revenue from new customers added since June 30, 2008 was approximately $36.4 million or approximately 39.9% of the period over period revenue increase and 4.7% of total revenues for the three months ended June 30, 2009.

In addition, revenue from North American customers for the three months ended June 30, 2009 increased by $84.7 million over the comparable 2008 quarter. We had approximately 569 active clients as of June 30, 2009 as compared to 520 active clients as of June 30, 2008. In addition, we experienced growth across all of our business segments for an increasingly broad range of services. Our Healthcare and Manufacturing/ Retail/Logistics business segments accounted for approximately $39.9 million and $25.6 million, respectively, of the $91.2 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 6.6% and 19.4%, respectively, compared to the three months ended June 30, 2008 and represented approximately 44.6% and 55.4%, respectively, of total revenues for the three months ended June 30, 2009. No customer accounted for sales in excess of 10% of revenues during the three months ended June 30, 2009 and 2008.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 13.8%, or approximately $52.4 million, from approximately $380.9 million during the three months ended June 30, 2008 to approximately $433.3 million during the three months ended June 30, 2009. The increase was due primarily to higher compensation and benefits costs of approximately $53.7 million resulting from the increase in the number of our technical personnel partially offset by the depreciation of the Indian rupee and major European currencies versus the U.S. dollar and a decrease in stock-based compensation expense and related stock-based Indian fringe benefit tax expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 3.6%, or approximately $6.7 million, from approximately $184.9 million during the three months ended June 30, 2008 to approximately $191.6 million during the three months ended June 30, 2009, and decreased as a percentage of revenue from 27.0% to 24.7%. The decrease as a percentage of revenue was due primarily to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending partially offset by an increase in depreciation and amortization expense and expenses related to the expansion of our infrastructure to support our revenue growth.

Income from Operations. Income from operations increased 26.7%, or approximately $32.0 million, from approximately $119.7 million during the three months ended June 30, 2008 to approximately $151.7 million during the three months ended June 30, 2009, representing operating margins of 17.5% and 19.5% of revenues, respectively. The operating margin increase was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of revenue growth outpacing our headcount growth partially offset by an increase in compensation costs and investments to grow our business. Excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense of $9.6 million and $16.4 million, operating margin for the three months ended June 30, 2009 and June 30, 2008 was 20.8% and 19.8% of revenues, respectively.

The depreciation of the Indian rupee against the U.S. dollar favorably impacted our operating margin by approximately 380 basis points or 3.8 percentage points and was partially offset by compensation increases and investments to grow our business. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 26 basis points or 0.26 percentage points. We recently entered into several forward foreign exchange contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. At June 30, 2009, the notional value of these contracts was $568.0 million and the contracts are scheduled to mature over the next eighteen months.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency gains and (losses) and interest income. The following table sets forth, for the periods indicated, Other income (expense), net for the three months ended June 30:

(Dollars in thousands)

	2009	2008	Increase/ (Decrease)
Foreign currency exchange gains (losses)	$18,053	$(549)	$18,602
Gains (losses) on forward foreign exchange contracts	(3,943)	—	(3,943)
Interest income	2,622	4,864	(2,242)
Other income (expense), net	764	64	700

Total Other income (expense), net	$17,496	$4,379	$13,117

The foreign currency exchange gains reported in the quarter of approximately $18.1 million are primarily attributed to (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers, and (ii) the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $3.9 million of losses on forward foreign exchange contracts are related to the change in fair value of forward foreign exchange contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets. The notional value of these undesignated hedges is $175.0 million. The $2.3 million decrease in interest income is due to lower average short-term interest rates during the second quarter of 2009 compared to the second quarter of 2008. The increase in other income (expense), net primarily relates to the net change in fair value of our auction-rate securities and the related UBS Right.

Provision for Income Taxes. The provision for income taxes increased from approximately $20.2 million during the three months ended June 30, 2008 to approximately $27.9 million during the three months ended June 30, 2009. The effective income tax rate of 16.3% (16.2% excluding discrete items) for the three months ended June 30, 2008 increased to 16.5% for the three months ended June 30, 2009.

Net Income. Net income increased from approximately $103.9 million for the three months ended June 30, 2008 to approximately $141.3 million for the three months ended June 30, 2009, representing 15.2% and 18.2% of revenues, respectively. The increase in net income as a percentage of revenues is primarily attributed to higher operating margins.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth, for the periods indicated, certain financial data expressed for the six months ended June 30:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues	Increase	% Increase
Revenues	$1,522,454	100.0%	$1,328,533	100.0%	$193,921	14.6%
Cost of revenues(1)	853,048	56.0	747,132	56.2	105,916	14.2
Selling, general and administrative expenses(2)	336,875	22.1	315,958	23.8	20,917	6.6
Depreciation and amortization expense	42,731	2.8	34,070	2.6	8,661	25.4

Income from operations	289,800	19.0%	231,373	17.4%	58,427	25.3

Other income (expense), net	14,855		14,553		302	2.1
Provision for income taxes	50,268		40,197		10,071	25.1

Net income	$254,387	16.7%	$205,729	15.5%	$48,658	23.7%

(1)	Includes stock-based compensation expense of $8,209 in 2009 and $10,254 in 2008, and stock-based Indian fringe benefit tax expense of $379 in 2009 and $2,509 in 2008 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $11,940 in 2009 and $13,194 in 2008, and stock-based Indian fringe benefit tax expense of $1,833 in 2009 and $4,323 in 2008 and is exclusive of depreciation and amortization expense.

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

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes costs, namely, stock-based compensation that is recurring and stock-based Indian fringe benefit tax expense which is expected to be abolished during the third quarter of 2009. Stock-based compensation expense will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the six months ended June 30:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues
Income from operations, as reported	$289,800	19.0%	$231,373	17.4%
Add: stock-based compensation expense	20,149	1.3	23,448	1.8
Add: stock-based Indian fringe benefit tax expense	2,212	0.2	6,832	0.5

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$312,161	20.5%	$261,653	19.7%

The fringe benefit tax regulation in India obligates us to pay, upon exercise or distribution of shares under a stock-based compensation award, a non-income related tax on the appreciation of the award from date of grant to date of vest. There is no cash cost to us as we recover the cost of the Indian fringe benefit tax from the employee’s proceeds from the award. Under U.S. GAAP, the stock-based Indian fringe benefit tax expense is required to be recorded as an operating expense and the related recovery of such tax from our employee is required to be recorded to stockholders’ equity as proceeds from a stock-based compensation award. In July 2009, the Indian government announced a repeal of the fringe benefit tax in its fiscal year ending March 2010 budget. This proposal has not been enacted into law at this time. If the proposed repeal is not ratified, our future operating results may experience volatility as a result of the timing of exercise or distribution of shares related to stock-based compensation awards to our employees who worked or are working in India.

Revenue. Revenue increased by 14.6%, or approximately $193.9 million, from approximately $1,328.5 million during the six months ended June 30, 2008 to approximately $1,522.5 million during the six months ended June 30, 2009. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued interest in using the on-site/offshore delivery model as a means to reduce overall IT costs, continued growth in North America and greater penetration in the Asian market. Revenue from customers existing as of June 30, 2008 increased by approximately $134.1 million and revenue from new customers added since June 30, 2008 was approximately $59.8 million or approximately 30.8% of the period over period revenue increase and 3.9% of total revenues for the six months ended June 30, 2009. In addition, revenue from North American customers for the six months ended June 30, 2009 increased by $164.6 million, over the comparable 2008 period. We had approximately 569 active clients as of June 30, 2009 as compared to 520 active clients as of June 30, 2008.

In addition, we experienced growth across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $57.3 million and $69.6 million, respectively, of the $193.9 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 7.0% and 21.5%, respectively, compared to the six months ended June 30, 2008 and represented approximately 44.6% and 55.4%, respectively, of total revenues for the six months ended June 30, 2009. No customer accounted for sales in excess of 10% of revenues during the six months ended June 30, 2009 and 2008.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 14.2%, or approximately $105.9 million, from approximately $747.1 million during the six months ended June 30, 2008 to approximately $853.0 million during the six months ended June 30, 2009. The increase was due primarily to higher compensation and benefits costs of approximately $98.9 million resulting from the increase in the number of our technical personnel partially offset by the depreciation of the Indian rupee and major European currencies versus the U.S. dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 8.5%, or approximately $29.6 million, from approximately $350.0 million during the six months ended June 30, 2008 to approximately $379.6 million during the six months ended June 30, 2009, and decreased as a percentage of revenue from 26.3% to 24.9%. The decrease as a percentage of revenue was due primarily to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending partially offset by an increase in depreciation and amortization expense and expenses related to the expansion of our infrastructure to support our revenue growth.

Income from Operations. Income from operations increased 25.3%, or approximately $58.4 million, from approximately $231.4 million during the six months ended June 30, 2008 to approximately $289.8 million during the six months ended June 30, 2009, representing operating margins of 17.4% and 19.0% of revenues, respectively. The operating margin increase was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of revenue growth outpacing our headcount growth partially offset by an increase in compensation costs and investments to grow our business. Excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense of $22.4 million and $30.3 million, operating margin for the six months ended June 30, 2009 and June 30, 2008 was 20.5% and 19.7% of revenues, respectively.

The depreciation of the Indian rupee against the U.S. dollar favorably impacted our operating margin by approximately 284 basis points or 2.84 percentage points and was partially offset by compensation increases and investments to grow our business. We recently entered into several forward foreign exchange contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. At June 30, 2009, the notional value of these contracts was $568.0 million and the contracts are scheduled to mature over the next eighteen months.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency gains and (losses) and interest income. The following table sets forth, for the periods indicated, Other income (expense), net for the six months ended June 30:

(Dollars in thousands)

	2009	2008	Increase/ (Decrease)
Foreign currency exchange gains	$13,053	$3,392	$9,661
Gains (losses) on forward foreign exchange contracts	(3,943)	—	(3,943)
Interest income	5,092	11,084	(5,992)
Other income (expense), net	653	77	576

Total Other income (expense), net	$14,855	$14,553	$302

The foreign currency exchange gains of approximately $13.1 million are primarily attributed to (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers, and (ii) the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $3.9 million of losses on forward foreign exchange contracts are related to the change in fair value of forward foreign exchange contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets. The notional value of these undesignated hedges is $175.0 million. The $6.0 million decrease in interest income is due to lower average short-term interest rates during the first half of 2009 compared to the first half of 2008. The increase in other income (expense), net of $0.6 million primarily relates to the net change in fair value of our auction-rate securities and the related UBS Right.

Provision for Income Taxes. The provision for income taxes increased from approximately $40.2 million during the six months ended June 30, 2008 to approximately $50.3 million during the six months ended June 30, 2009. The effective income tax rate of 16.3% (16.2% excluding discrete items) for the six months ended June 30, 2008 increased to 16.5% for the six months ended June 30, 2009.

Net Income. Net income increased from approximately $205.7 million for the six months ended June 30, 2008 to approximately $254.4 million for the six months ended June 30, 2009, representing 15.5% and 16.7% of revenues, respectively. The increase in net income as a percentage of revenues is primarily attributed to a higher operating margin in 2009.

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

As of June 30, 2009, we had 569 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended June 30, 2009 and 2008, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended June 30, 2009 and 2008 are as follows:

(Dollars in thousands)

	June 30, 2009	June 30, 2008	Increase	%
Revenues:
Financial Services	$332,548	$314,162	$18,386	5.9%
Healthcare	204,376	164,501	39,875	24.2
Manufacturing/Retail/Logistics	132,441	106,871	25,570	23.9
Other	107,227	99,893	7,334	7.3

Total Revenues	$776,592	$685,427	$91,165	13.3%

Segment Operating Profit:
Financial Services	$115,297	$111,979	$3,318	3.0%
Healthcare	77,202	65,427	11,775	18.0
Manufacturing/Retail/Logistics	46,244	35,535	10,709	30.1
Other	37,307	33,742	3,565	10.6

Total Segment Operating Profit	$276,050	$246,683	$29,367	11.9%

Financial Services Segment

Revenue. Revenue increased by 5.9%, or approximately $18.3 million, from approximately $314.2 million during the three months ended June 30, 2008 to approximately $332.5 million during the three months ended June 30, 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2008 and customers added since such date was approximately $5.8 million and approximately $12.5 million, respectively. Within the segment, growth among our insurance customers increased revenue by approximately $15.8 million over the second quarter of last year. However, revenue growth was flat sequentially with the first quarter of 2009 due to overall weakness in the global economy and softness in the financial sector. Overall, the period-over-period increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 3.0%, or approximately $3.3 million, from approximately $112.0 million during the three months ended June 30, 2008 to approximately $115.3 million during the three months ended June 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 24.2%, or approximately $39.9 million, from approximately $164.5 million during the three months ended June 30, 2008 to approximately $204.4 million during the three months ended June 30, 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2008 and customers added since such date was approximately $32.9 million and approximately $7.0 million, respectively. Within the segment, growth was particularly strong among both of our life sciences and healthcare customers, where revenue increased by approximately $22.6 million and $17.3 million, respectively, over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 18.0%, or approximately $11.8 million, from approximately $65.4 million during the three months ended June 30, 2008 to approximately $77.2 million during the three months ended June 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 23.9%, or approximately $25.5 million, from approximately $106.9 million during the three months ended June 30, 2008 to approximately $132.4 million during the three months ended June 30, 2009. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2008 and customers added since such date was approximately $19.1 million and approximately $6.4 million, respectively. Within the segment, growth was particularly strong among our retail/hospitality customers, where revenue increased approximately $21.0 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 30.1%, or approximately $10.7 million, from approximately $35.5 million during the three months ended June 30, 2008 to approximately $46.2 million during the three months ended June 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues, the impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies, including continued leverage on prior sales and marketing investments, partially offset by additional headcount to support our revenue growth and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 7.3%, or approximately $7.3 million, from approximately $99.9 million during the three months ended June 30, 2008 to approximately $107.2 million during the three months ended June 30, 2009. The increase in revenue was driven by continued expansion of customer relationships added since June 30, 2008 of $10.5 million and was partially offset by a decline of revenue from existing customers including the ramp down of a single client midway through 2008. Accordingly, revenue from existing customers as of June 30, 2008 decreased by $3.2 million. Within the Other segment, growth was particularly strong among our media and information services customers, where revenue increased by approximately $11.2 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 10.6%, or approximately $3.6 million, from approximately $33.7 million during the three months ended June 30, 2008 to approximately $37.3 million during the three months ended June 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage on prior sales and marketing investments, partially offset by additional headcount to support our revenue growth and wage inflation, primarily in India.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the six months ended June 30, 2009 and 2008 are as follows:

(Dollars in thousands)

	June 30, 2009	June 30, 2008	Increase	%
Revenues:
Financial Services	$663,890	$606,541	$57,349	9.5%
Healthcare	393,702	324,152	69,550	21.5
Manufacturing/Retail/Logistics	255,531	204,358	51,173	25.0
Other	209,331	193.482	15,849	8.2

Total Revenues	$1,522,454	$1,328,533	$193,921	14.6%

Segment Operating Profit:
Financial Services	$228,683	$213,180	$15,503	7.3%
Healthcare	146,750	131,065	15,685	12.0
Manufacturing/Retail/Logistics	82,576	71,597	10,979	15.3
Other	70,107	69,331	776	1.1

Total Segment Operating Profit	$528,116	$485,173	$42,943	8.9%

Financial Services Segment

Revenue. Revenue increased by 9.5%, or approximately $57.3 million, from approximately $606.5 million during the six months ended June 30, 2008 to approximately $663.9 million during the six months ended June 30, 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2008 and customers added since such date was approximately $35.5 million and approximately $21.8 million, respectively. Within the segment, growth was strong among our insurance customers where revenue increased by approximately $36.9 million over the first six months of last year. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 7.3%, or approximately $15.5 million, from approximately $213.2 million during the six months ended June 30, 2008 to approximately $228.7 million during the six months ended June 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 21.5%, or approximately $69.5 million, from approximately $324.2 million during the six months ended June 30, 2008 to approximately $393.7 million during the six months ended June 30, 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2008 and customers added since such date was approximately $57.8 million and approximately $11.7 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue increased by approximately $41.4 million over the first six months of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 12.0%, or approximately $15.7 million, from approximately $131.1 million during the six months ended June 30, 2008 to approximately $146.8 million during the six months ended June 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 25.0%, or approximately $51.1 million, from approximately $204.4 million during the six months ended June 30, 2008 to approximately $255.5 million during the six months ended June 30, 2009. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2008 and customers added since such date was approximately $41.7 million and approximately $9.4 million, respectively. Within the segment, growth was particularly strong among our retail and hospitality customers, where revenue increased by approximately $33.9 million over the first six months of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 15.3%, or approximately $11.0 million, from approximately $71.6 million during the six months ended June 30, 2008 to approximately $82.6 million during the six months ended June 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 8.2%, or approximately $15.8 million, from approximately $193.5 million during the six months ended June 30, 2008 to approximately $209.3 million during the six months ended June 30, 2009. The increase is driven by revenue from new customers added since as of June 30, 2008 of $16.9 million and was partially offset by a decline of revenue from existing customers including the ramp down of a single client midway through 2008. Accordingly, revenue from existing customers as of June 30, 2008 decreased by $1.1 million. Within the Other segment, growth was particularly strong among our media and information services customers, where revenue increased by approximately $18.9 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 1.1%, or approximately $0.8 million, from approximately $69.3 million during the six months ended June 30, 2008 to approximately $70.1 million during the six months ended June 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents and short-term investments of $983.2 million. We have used, and plan to use, such cash for: (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) possible formation of joint ventures; (v) stock repurchases and (vi) general corporate purposes, including working capital. As of June 30, 2009, we had working capital of approximately $1,373.8 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $226.3 million during the six months ended June 30, 2009 as compared to approximately $97.0 million during the six months ended June 30, 2008. The increase is primarily attributed to the increase in net income in 2009 and efficiencies in the deployment of working capital required to support our revenue growth. Trade accounts receivable increased from approximately $517.5 million at December 31, 2008 to approximately $553.1 million at June 30, 2009. Unbilled accounts receivable increased from approximately $62.2 million at December 31, 2008 to approximately $82.8 million at June 30, 2009. The increase in trade accounts receivable and unbilled receivables as of June 30, 2009 as compared to December 31, 2008 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At June 30, 2009, our days of sales outstanding, including unbilled receivables, were approximately 74.5 days as compared to 70.8 days at December 31, 2008 and 77.4 days as of June 30, 2008.

Our investing activities used net cash of approximately $120.4 million during the six months ended June 30, 2009 as compared to providing net of cash of approximately $25.7 million during the six months ended June 30, 2008. The decrease in net cash from investing activities primarily relates to a decrease in net redemptions of investments in 2009 partially offset by decreased capital expenditure spending and decreased payments for acquisitions.

Our financing activities provided net cash of approximately $10.1 million during the six months ended June 30, 2009 as compared to providing approximately $55.4 million during the six months ended June 30, 2008. The decrease relates to lower levels of proceeds from employee stock-based compensation arrangements and the repurchase of approximately $13.5 million of our common stock during 2009.

As of June 30, 2009, our short-term and long-term investments totaled $283.6 million and included $6.0 million in short-term and $136.1 million in long-term of AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $24.7 million of an auction-rate securities related UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of June 30, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par.

In November 2008, we accepted an offer from UBS AG (“UBS”) to sell to UBS, at par value, our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. During the first six months of 2009, approximately $1.4 million of the auction-rate securities were redeemed at par value. At June 30, 2009, the par value of the auction-rate securities held by us was $167.2 million.

Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute current and planned operations and needs for at least the next 12 months. If a liquidity event does not occur prior to the exercise period under the UBS Right, we expect to obtain liquidity through the UBS Right. If UBS is unable to honor its obligations under the UBS Right, we believe we will be able to ultimately recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral, substantially backed by FFELP, and (ii) the AAA/A3 credit rating of the securities held by us. However, it could take until the final maturity of the underlying security (up to 32 years) to realize our investments’ recorded value.

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

Commitments and Contingencies

Our current India real estate development program now includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330.0 million on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as SEZs located in India. As of June 30, 2009, we had outstanding fixed capital commitments of approximately $56.1 million related to our India development center expansion program.

During December 2008, our Board of Directors authorized a program to repurchase $50.0 million of our Class A common stock. This authorization expires in December 2009 and we purchased $12.4 million of shares during the six months ended June 30, 2009 under this program. These purchases and any future repurchases under this program will be funded from a combination of cash on hand and cash flows from operations.

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

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ businesses and provide benefits that are difficult to quantify. Any failure in a customer’s computer systems or an unauthorized disclosure of sensitive or confidential client or customer data could result in a claim for substantial damages against us, regardless of our responsibility for such failure or unauthorized disclosure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our application design, development and maintenance services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be sufficient in amount to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-

insurance requirements, could have a material adverse effect on our quarterly and annual operating results, financial position and cash flows.

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 79.8% of our revenues for the six months ended June 30, 2009 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 26.6% of our global operating costs for the six months ended June 30, 2009, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign currency gains or losses upon remeasurement. For the first six months ended June 30, 2009, we reported foreign currency gains of approximately $13.1 million, which are primarily attributed to the remeasurement of (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and (ii) Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage this risk by using balance sheet hedges, specifically forward foreign exchange contracts and limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

During December 2008 and the first six months of 2009, we entered into a series of forward foreign exchange contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of June 30, 2009, the notional value of these contracts was $568.0 million and the fair value of these contracts was a net asset of $7.9 million. These contracts are scheduled to mature over the next eighteen months. For the three and six months June 30, 2009, we reported income of $2.0 million and $0.7 million, respectively, on these derivative contracts.

We also use foreign currency forward contracts, which have not been designated as hedges under SFAS No. 133, to hedge balance sheet exposure to Indian rupee denominated net monetary assets. These hedges are intended to offset the foreign currency gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. During the second quarter of 2009, we entered into a series of forward foreign exchange contracts to buy U.S. dollars and sell Indian rupees. At June 30, 2009, the notional value of outstanding (unsettled) contracts was $175.0 million and the fair value of these contracts was a liability of $3.9 million. For the three and six months June 30, 2009, we reported a loss of $3.9 million on these derivative contracts.

There were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons as of June 30, 2009 that would have affected our liquidity or the availability of or requirements for capital resources.

Recent Accounting Pronouncements

See Note 9 to our condensed consolidated financial statements for additional information.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. We have experienced wage inflation in India in the previous years. However, in 2009 we expect wage inflation in India to be negligible. Indian wages represented less than 20% of our total operating expenses for the six months ended June 30, 2009.

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

During the first six months of 2009, we entered into a series of forward foreign exchange contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of June 30, 2009, the notional values of these contracts was $568.0 million and are scheduled to mature over the next eighteen months. At June 30, 2009, the fair value of these outstanding foreign exchange forward contracts was a net asset of $7.9 million.

During the second quarter of 2009, we entered into a series of forward foreign exchange contracts which have not been designated as hedges under SFAS No. 133, to hedge balance sheet exposure to Indian rupee denominated net monetary assets. These hedges are intended to offset the foreign currency gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. At June 30, 2009, the notional value of outstanding (unsettled) contracts was $175.0 million and the fair value of these contracts was a liability of $3.9 million.

Based upon a sensitivity analysis of our forward foreign exchange contracts at June 30, 2009, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $75 million.

There were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons at June 30, 2009 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term and long-term investments. As of June 30, 2009, we had approximately $1,144.0 million of cash and cash equivalents and short-term and long-term investments most of which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa or A1/P1 rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

As of June 30, 2009, our short-term and long-term investments totaled $283.6 million and included $6.0 million in short-term and $136.1 million in long-term of AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $24.7 million of an auction-rate related UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of June 30, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par.

In November 2008, we accepted an offer from UBS to sell to UBS, at par value our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par anytime after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. At June 30, 2009, we valued the UBS Right under the fair value option of SFAS No. 159 at $24.7 million. During the first six months of 2009, approximately $1.4 million of auction rate securities were redeemed at par value.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A substantial portion of our assets and operations are located in India and we are subject to regulatory, economic political and other uncertainties in India.

We intend to continue to develop and expand our offshore facilities in India where a majority of our technical professionals are located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India have historically increased at a faster rate than in the United States. Although we expect wage inflation in India to be negligible this year, there is no assurance that in future periods competition for skilled professionals in India will not drive salary increases in India thereby resulting in increased costs for our technical professionals and reduced operating margins.

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

In addition, the emergence of a widespread health emergency or pandemic could create economic or financial disruption that could negatively affect our revenue and operations or impair our ability to manage our business in certain parts of the world.

Our revenues are highly dependent on clients primarily located in the United States and Europe, as well as on clients concentrated in certain industries, including the financial services industry. Continuing or worsening economic conditions or factors that negatively affect the economic health of the United States, Europe or these industries may adversely affect our business.

Approximately 79.8% of our revenues during the first six months of June 30, 2009 were derived from customers located in North America. In the same period, approximately 18.0% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States and Europe. In addition, during the six months ended June 30, 2009, we earned approximately 43.6% of our revenues from the financial services and insurance industries. The current crisis in the financial services industry and significant consolidation in that industry, or decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 20.2% of our revenues for the six months ended June 30, 2009. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe and the Asia Pacific region. In addition, the majority of our employees and our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance-sheet items originally denominated in other currencies. During the six months ended June 30, 2009, the depreciation of the Indian rupee versus the U.S. dollar favorably impacted our operating margins by 284 basis points or 2.84 percentage points as compared to 2008. Additionally, we recorded foreign currency gains of $13.1 million during the six months ended June 30, 2009 primarily due to remeasurement of certain balance sheet accounts for movements in foreign currency rates, primarily the strengthening of the U.S. dollar against the British pound, euro and Indian rupee. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.

Our operating results may be adversely affected by our use of derivative financial instruments.

We have entered into series of forward foreign exchange contracts that are designated as cash flow hedges of certain salary payments in India. These contracts are intended to partially offset the impact of the movement of the exchange rates on future operating costs. In addition, we also entered into forward foreign exchange contracts in order to mitigate foreign currency risk on Indian rupee denominated net monetary assets. The hedging strategies that we have implemented or may implement to mitigate foreign currency risks may not reduce or completely offset our exposure to foreign exchange fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. Accordingly, we may incur losses from our use of derivative financial instruments that could have a material adverse affect on our business, results of operations and financial condition.

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

For the six months ended June 30, 2009 and the year ended December 31, 2008, we had an operating margin of 19.0% and 18.3%, respectively. However, our operating margins have declined from our historical levels as a result of the adoption on January 1, 2006 of Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” which requires us to record stock compensation expense for equity-based compensation awards, primarily stock option grants by us, in our consolidated statement of operations effective January 1, 2006. In addition, effective April 1, 2007, the government in India imposed a fringe benefit tax on the company for the income generated upon the exercise of stock options or vesting of performance stock units and restricted stock units for employees who worked in India during the vesting period for such award. Although we recover the fringe benefit tax from the employee’s proceeds upon sale or vesting of the stock-based compensation award, we are required under U.S. GAAP to record the fringe benefit tax as an operating expense, reducing our profitability, while the recovery of the fringe benefit tax by us from the employee is reported as an addition to additional paid-in capital. In July 2009, the Indian government announced a repeal of the fringe benefit tax in its fiscal year ending March 2010 budget. This proposal has not been enacted into law at this time. If the proposed repeal is not ratified, our future operating results may experience volatility as a result of the timing of exercise or distribution of shares related to stock-based compensation awards to our employees who worked or are working in India. Our operating margin may decline further if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

The H-1B visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. As of July 30, 2009, when CIS last provided updated information on fiscal year 2010 H-1B petition filings under the caps, CIS had not reached its general cap, or its cap for United States advanced degree holders for fiscal year 2010. CIS has continued to accept petitions as of July 30, 2009. In recent months, CIS has become increasingly restrictive in its adjudication of H-1B petitions, and as a result, the rate of refusals of initial H-1B petitions and of extensions is expected to increase. We will be able to file H-1B petitions with CIS against the fiscal year 2011 caps beginning April 1, 2010 for work in H-1B status beginning on October 1, 2011. As a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

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

In addition to immigration restrictions in the United States, there are certain restrictions on transferring employees to work in the United Kingdom, where Cognizant has experienced significant growth. The United Kingdom currently requires that all employees who are not nationals of European Union countries (plus nationals of Bulgaria and Romania) (“EEA nationals”) obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. New European nations such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but employees need to register to work within 30 days of arrival. On November 27, 2008, the United Kingdom introduced a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom can accumulate a certain number of points based on certain attributes. Where the employee has not worked for a Cognizant group company outside the United Kingdom for at least 6 months, we will need to carry out a resident labor market test to confirm that the intended role cannot be filled by an EEA national. We are currently an A-rated sponsor and were allocated certificates of sponsorship which we believe are sufficient to meet our demand for transfers to the United Kingdom.

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

Hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, the attacks on November 26, 2008 in Mumbai, India, and the continuing conflicts in Iraq and Afghanistan, could materially adversely affect our operations and our ability to service our customers. Hostilities involving the United States, the United Kingdom, India, and other countries in which we provide services to our clients could cause customers to delay their decisions on IT spending, which could affect our financial results. In addition, acts of terrorism, violence or war could give rise to military or travel disruptions and restrictions affecting our employees. The majority of our technical professionals are located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States and Europe.

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

If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as the continued credit crisis and related turmoil in the global financial system, could also result in financial difficulties, including limited access to the credit markets, insolvency or bankruptcy, for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

We are investing substantial cash assets in new facilities and physical infrastructure, and our profitability could be reduced if our business does not grow proportionately.

As of June 30, 2009, we had contractual commitments of approximately $56.1 million related to capital expenditures on construction or expansion of our IT development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

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

Our earnings may be adversely affected if we change our intent not to repatriate earnings in India or if such earnings became subject to U.S. tax on a current basis.

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

Earlier this year, President Obama’s Administration announced a number of tax-related legislative proposals that would, among other things, seek to effectively tax certain profits of U.S. companies earned abroad. If enacted into law, and depending on their precise terms, these proposals could increase our tax rate and cash taxes paid, and have a material adverse effect on our business, results of operations and financial condition.

In the next year we will lose certain tax benefits provided by India to companies in our industry.

Our Indian subsidiaries are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current Indian tax law, export profits after March 31, 2010 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of June 30, 2009) in effect at such time. In July 2009, the Indian government proposed an extension of the tax holiday for STP’s by one year from March 31, 2010 to March 31, 2011. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2010 (March 31, 2011 if the one-year STP extension gets enacted), we expect that our effective income tax rate would increase significantly beginning in calendar year 2010 (2011 if the one-year STP extension gets enacted).

In anticipation of the complete phase out of the STP tax holidays, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZs). Development centers operating in SEZs will be entitled to certain income tax incentives for periods of up to 15 years. Certain of our development centers currently operate in SEZs and many of our future planned development centers are likely to operate in SEZs. A change in the Indian government’s policies affecting SEZs in a manner that adversely impacts the incentives for establishing and operating facilities in SEZs could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 29.6% of our revenues for the six months ended June 30, 2009. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

If we do not continue to improve our operational, financial and other internal controls and systems to manage our rapid growth, our business may suffer and the value of our stockholders’ investment may be harmed.

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

Our top five customers generated approximately 17.6% of our revenues for the six months ended June, 2009 and 19.4% of our revenues in the year ended December 31, 2008. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

We historically have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

•	the number, timing, scope and contractual terms of IT development and maintenance projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects; and

•	general economic conditions.

In addition, our future revenues, operating margins and profitability may fluctuate as a result of:

•	changes in pricing in response to customer demand and competitive pressures;

•	changes to the financial condition of our clients;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates, including the Indian rupee versus the U.S. dollar;

•	the timing of collection of accounts receivable;

•	enactment of new taxes;

•	changes in domestic and international income tax rates and regulations; and

•	changes to levels and types of stock-based compensation awards and assumptions used to determine the fair value of such awards.

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

System failure or disruptions in communications could disrupt our business and result in lost customers and curtailed operations which would reduce our revenue and profitability.

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

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes, including changes to converge to International Financial Reporting Standards (“IFRS”), can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

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

As of June 30, 2009, our short-term and long-term investments totaled $283.6 million and included $6.0 million in short-term and $136.1 million in long-term AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included an asset of $24.6 million related to the UBS Right. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of June 30, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indexes. All of the auction-rate municipal debt securities held by us are callable by the issuer at par. In November 2008, we accepted an offer from UBS to sell to UBS, at par value ($167.2 million at June 30, 2009), our auction-rate municipal debt securities at any time during an exercise period from June 30, 2010 to July 2, 2012. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate municipal debt securities or sell them on our behalf at par any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. UBS’s inability to perform under the UBS Right and the lack of liquidity for auction-rate municipal debt securities in the financial markets could have a material adverse effect on our financial condition and results of operations.

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

Issuer Purchases of Equity Securities

In December 2008, our Board of Directors authorized up to $50.0 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock. The $50.0 million authorization excludes fees and expenses and expires in December 2009. The program authorizes management to repurchase shares opportunistically in the open market or in private transactions from time to time, depending on market conditions. No shares were repurchased in the second quarter of 2009. Approximately $37.6 million remain available for purchase under the authorization.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
April 2009	—	$—	—	$37,581
May 2009	—	$—	—	$37,581
June 2009	—	$—	—	$37,581

Total	—	$—	—

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders, or the Annual Meeting, was held on June 5, 2009. There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 260,809,169 shares of our Class A common stock out of a total number of 292,050,831 shares of Class A common stock issued and outstanding and entitled to vote at the meeting.

The matters that were voted on at the Annual Meeting were:

(1) A proposal to elect the following three nominees as our Class III Directors to serve until our 2012 annual meeting of stockholders and until their respective successors have been duly elected and qualified:

Francisco D’Souza;

John N. Fox, Jr.; and

Thomas M. Wendel;

(2) A proposal to adopt the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan; and

(3) A proposal to ratify the appointment of PricewaterhouseCoopers LLP, as our independent registered public accounting firm for the year ending December 31, 2009.

The results of the votes of the Annual Meeting were as follows:

	Number of Shares of Class A Common Stock
Proposal	For	Against	Abstain	Broker Non-Vote
Election of the following three nominees as Class III Directors:
Francisco D’Souza	256,275,950	4,449,903	83,326	—
John N. Fox, Jr.	258,184,874	2,518,162	106,133	—
Thomas M. Wendel	258,180,913	2,526,122	102,134	—

	Number of Shares of Class A Common Stock
Proposal	For	Against	Abstain	Broker Non-Vote
Proposal to adopt the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan	192,022,076	40,632,472	161,421	27,993,200

	Number of Shares of Class A Common Stock
Proposal	For	Against	Abstain	Broker Non-Vote
Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009	256,400,288	4,328,428	80,453	—

Accordingly, our stockholders elected Francisco D’Souza, John N. Fox, Jr. and Thomas M. Wendel to serve as Class III Directors until our 2012 annual meeting of stockholders and until their respective successors have been duly elected and qualified. Each of the following Directors who were not up for reelection at the Annual Meeting continue to serve as Directors since the Annual Meeting: Lakshmi Narayanan, Robert W. Howe, John E. Klein, and Robert E. Weissman. On May 26, 2009, upon the recommendation of the Nominating and Corporate Governance Committee, our Board of Directors increased the size of the Board from seven members to eight members and appointed Maureen Breakiron-Evans to the Board as a Class I Director to fill the new vacancy.

Our stockholders also adopted the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan.

Our stockholders also ratified the selection by the Audit Committee of our Board of Directors to appoint PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description
10.1	Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan.

10.2	Form of Cognizant Technology Solutions Corporation Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.3	Form of Cognizant Technology Solutions Corporation Notice of Grant of Stock Option. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.4	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Time-Based Vesting. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.5	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Time-Based Vesting. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.6	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Performance-Based Vesting. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.7	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Performance-Based Vesting. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.8	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Non-Employee Director Deferred Issuance. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.9	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in XBRL:

(i) Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2009 and 2008 and for the Six Months Ended June 30, 2009 and 2008;

(ii) Condensed Consolidated Statements of Financial Position (Unaudited) as of June 30, 2009 and December 31, 2008;

(iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008; and

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: August 7, 2009	By:	/s/ Francisco D’Souza
Francisco D’Souza,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Gordon Coburn
Gordon Coburn,
Chief Financial and Operating Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan.

10.2	Form of Cognizant Technology Solutions Corporation Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.3	Form of Cognizant Technology Solutions Corporation Notice of Grant of Stock Option. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.4	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Time-Based Vesting. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.5	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Time-Based Vesting. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.6	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Performance-Based Vesting. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.7	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Performance-Based Vesting. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.8	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Non-Employee Director Deferred Issuance. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.9	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in XBRL:

(i) Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2009 and 2008 and for the Six Months Ended June 30, 2009 and 2008;

(ii) Condensed Consolidated Statements of Financial Position (Unaudited) as of June 30, 2009 and December 31, 2008;

(iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008; and

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.