Form 10-Q
period 2009-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2009-11-06
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 2, 2009:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	294,713,446

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2009 and 2008 and for the Nine Months Ended September 30, 2009 and 2008	1

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2009 and December 31, 2008	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and 2008	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	44

SIGNATURES		45

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$853,488	$734,726	$2,375,942	$2,063,259
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	475,599	405,936	1,328,647	1,153,068
Selling, general and administrative expenses	193,806	166,685	530,681	482,643
Depreciation and amortization expense	22,301	19,474	65,032	53,544

Income from operations	161,782	142,631	451,582	374,004

Other income (expense), net:
Interest income	4,664	5,344	9,756	16,428
Other income (expense), net	(2,747)	(14,777)	7,016	(11,308)

Total other income (expense), net	1,917	(9,433)	16,772	5,120

Income before provision for income taxes	163,699	133,198	468,354	379,124
Provision for income taxes	27,127	20,370	77,395	60,567

Net income	$136,572	$112,828	$390,959	$318,557

Basic earnings per share	$0.47	$0.39	$1.34	$1.10

Diluted earnings per share	$0.45	$0.38	$1.30	$1.06

Weighted average number of common shares outstanding	293,664	291,341	292,538	289,740

Dilutive effect of shares issuable under stock-based compensation plans	8,918	8,464	7,411	9,656

Weighted average number of common and dilutive shares outstanding	302,582	299,805	299,949	299,396

Comprehensive income:
Net income	$136,572	$112,828	$390,959	$318,557
Foreign currency translation adjustments	1,450	(15,507)	11,747	(12,942)
Net unrealized (loss) gain on cash flow hedges, net of taxes of $(115), $0, $159 and $0, respectively	(2,980)	—	4,096	—
Unrealized gain loss on available-for-sale securities, net of taxes of $0, $31 $0 and $(2,601), respectively	—	46	—	(3,790)

Total comprehensive income	$135,042	$97,367	$406,802	$301,825

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$992,926	$735,066
Short-term investments	189,775	27,513
Trade accounts receivable, net of allowances of $15,906 and $13,441 respectively	586,938	517,481
Unbilled accounts receivable	97,832	62,158
Deferred income tax assets, net	51,936	48,315
Other current assets	97,419	77,586

Total current assets	2,016,826	1,468,119
Property and equipment, net of accumulated depreciation of $254,059 and $199,188, respectively	460,237	455,254
Long-term investments	157,032	161,693
Goodwill	160,881	154,035
Intangible assets, net	65,474	47,790
Deferred income tax assets, net	72,036	52,816
Other assets	43,996	34,853

Total assets	$2,976,482	$2,374,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,403	$39,970
Deferred revenue	36,777	38,123
Accrued expenses and other current liabilities	418,194	309,484

Total current liabilities	508,374	387,577
Deferred income tax liabilities, net	—	7,294
Other noncurrent liabilities	31,890	14,111

Total liabilities	540,264	408,982

Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 294,650 and 291,670 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,946	2,917
Additional paid-in capital	605,544	541,735
Retained earnings	1,821,364	1,430,405
Accumulated other comprehensive income (loss)	6,364	(9,479)

Total stockholders’ equity	2,436,218	1,965,578

Total liabilities and stockholders’ equity	$2,976,482	$2,374,560

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$390,959	$318,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,032	53,544
Provision for doubtful accounts	2,682	7,776
Deferred income taxes	(17,663)	9,902
Stock-based compensation expense	32,005	32,957
Excess tax benefit on stock-based compensation arrangements	(12,401)	(16,259)
Other	(880)	—
Changes in assets and liabilities:
Trade accounts receivable	(61,962)	(156,066)
Other current assets	(43,394)	(24,570)
Other assets	(7,821)	(5,334)
Accounts payable	9,722	14,123
Other current and noncurrent liabilities	78,524	2,162

Net cash provided by operating activities	434,803	236,792

Cash flows from investing activities:
Purchases of property and equipment	(62,013)	(146,325)
Purchases of investments	(228,827)	(128,332)
Proceeds from maturity or sale of investments	76,937	262,160
Acquisitions, net of cash acquired	(5,776)	(20,956)

Net cash used in investing activities	(219,679)	(33,453)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	33,760	48,813
Excess tax benefit on stock-based compensation arrangements	12,401	16,259
Repurchases of common stock	(14,564)	(27,835)

Net cash provided by financing activities	31,597	37,237

Effect of currency translation on cash and cash equivalents	11,139	(11,159)

Increase in cash and cash equivalents	257,860	229,417
Cash and cash equivalents, beginning of year	735,066	339,845

Cash and cash equivalents, end of period	$992,926	$569,262

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

We have evaluated subsequent events that have occurred through November 6, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, and have concluded no additional events or transactions have occurred that would require adjustment to, or additional disclosure in, our financial statements.

Note 2 — Acquisitions

During the first nine months of 2009, we completed three acquisitions for aggregate consideration of approximately $34,500. In the third quarter of 2009, we entered into a transaction with Invensys where we acquired a multi-year service agreement, an assembled workforce and certain other assets. The acquisition was accounted for under the purchase method of accounting. Under the current authoritative business combination guidelines, this transaction qualified as a business combination and was recorded as an asset purchase acquisition. This transaction, with no initial cash consideration, expands our business process outsourcing expertise within engineering services. The remaining acquisitions were asset purchases and were completed to strengthen our retail and infrastructure management capabilities.

These acquisitions were included in our consolidated financial statement as of the date which they were acquired and were not material to our operations, financial position or cash flow. As a result of these transactions, we have allocated the purchase price to tangible and intangible assets and liabilities based upon their fair values.

Note 3 — Investments

Investments as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Available-for-sale securities:
Agency discount notes	$160	$7,008
Other	2	1,149

Total available-for-sale securities	162	8,157

Trading securities – auction-rate securities	136,612	139,398
UBS Right	20,943	28,158
Time deposits	189,090	13,493

Total investments	$346,807	$189,206

The carrying value of the time deposits approximated fair value as of September 30, 2009 and December 31, 2008. Gross realized gains or losses on the sale of available-for-sale securities were immaterial for the periods presented. As of September 30, 2009 and December 31, 2008, available-for-sale securities in an unrealized loss or gain position were immaterial. All available-for-sale-securities at September 30, 2009 and December 31, 2008 contractually mature in 2009.

Our investments in auction-rate securities are recorded at fair value and consist of AAA/A3-rated municipal bonds with an auction reset feature whose underlying assets are generally student loans, which are substantially backed by the Federal Family Education Loan Program (“FFELP”). Since February 2008, auctions for these securities have failed. The auction failures do not affect the value of the collateral underlying the auction-rate securities, and the Company continues to earn and receive interest on its auction-rate securities at a pre-determined formula with spreads tied to particular interest rate indices. As of September 30, 2009 and

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands)

December 31, 2008, the majority of our investment in auction-rate securities was classified as a long-term investment. The classification of the auction-rate securities as long-term investments is due to continuing auction failures, the securities’ stated maturity of greater than one year and the Company’s ability and intent to hold such securities beyond one year.

In November 2008, we accepted an offer from UBS AG (“UBS”) to sell to UBS, at par value ($157,775 as of September 30, 2009), our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012 (the “UBS Right”). In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par anytime after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. During the first nine months of 2009, $10,750 of auction rate securities were redeemed at par value.

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	As of September 30, 2009	As of December 31, 2008
Compensation and benefits	$275,135	$187,063
Taxes	3,088	11,312
Customer volume incentives	33,022	24,560
Derivative contracts	11,282	—
Other	95,667	86,549

Total accrued expenses and other current liabilities	$418,194	$309,484

Note 5 — Stock Repurchase Program

Our current stock repurchase program authorizes both open market and private repurchase transactions of up to $50,000, excluding fees and expenses, of Class A common stock through December 2009. The program authorizes us to repurchase shares opportunistically from time to time, depending on market conditions. During the three months ended March 31, 2009, 650,000 shares were repurchased for $12,439 under this program. We did not purchase any shares during the second or third quarters of 2009. Additional stock repurchases were made in connection with our employee stock plan, whereby Company shares were tendered by employees for the payment of exercise price or applicable statutory withholding and India fringe benefit taxes. During the nine months ended September 30, 2009, such repurchases totaled 74,528 shares at an aggregate cost of $2,125.

At the time of repurchase, shares are returned to the status of authorized and unissued shares. We account for the repurchases as constructively retired and record such repurchases as a reduction of Class A common stock and additional paid-in capital.

Note 6 — Income Taxes

Our Indian subsidiaries (collectively referred to as “Cognizant India”) are export-oriented companies, which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (“STP”) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. In August 2009, the tax holidays for STPs were extended by one year and are currently scheduled to expire on March 31, 2011. In addition, we have located several new development centers in areas designated as Special Economic Zones (“SEZs”). Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. The incremental Indian taxes related to the taxable STPs, for which the income tax holiday has expired, have been incorporated into our effective income tax rate for 2009. The effective tax rate of 16.5% for the nine months ended September 30, 2009 increased from 16.0% for the nine months ended September 30, 2008. The principal difference between the income tax rates for the 2009 and 2008 periods and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have rates lower than the United States.

Note 7 — Fair Value Measurements

As discussed in Note 11—Recent Accounting Pronouncements, on January 1, 2008 we adopted the authoritative guidance for fair value measurements and fair value option for financial assets and liabilities, which primarily relate to our investments and derivative contracts. On January 1, 2009, we adopted the fair value guidance for nonfinancial assets and liabilities.

The authoritative guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

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

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands)

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$524,581	$—	$—	$524,581
Investments:
Available-for-sale securities – current	—	162	—	162
Trading securities – current	—	—	523	523
Trading securities – non-current	—	—	136,089	136,089
UBS Right – non-current	—	—	20,943	20,943
Other current assets:
Derivative financial instruments – forward foreign exchange contracts	—	7,736	—	7,736
Other current liabilities:
Derivative financial instruments – forward foreign exchange contracts	—	(11,282)	—	(11,282)
Other assets:
Derivative financial instruments – forward foreign exchange contracts	—	260	—	260
Other long-term liabilities:
Derivative financial instruments – forward foreign exchange contracts	—	(1,339)	—	(1,339)

Total assets and (liabilities) measured at fair value	$524,581	$(4,463)	$157,555	$677,673

The following table summarizes our financial assets measured at fair value on a recurring as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$291,432	$—	$—	$291,432
Agency discount notes and commercial paper	—	15,201	—	15,201
Investments:
Available-for-sale securities – current	—	8,157	—	8,157
Trading securities – current	—	—	5,862	5,862
Trading securities – non-current	—	—	133,536	133,536
UBS Right – non-current	—	—	28,158	28,158
Other current assets:
Derivative financial instruments – forward foreign exchange contracts	—	598	—	598

Total assets measured at fair value	$291,432	$23,956	$167,556	$482,944

Level 3 assets consist of our investment in auction-rate securities and the related UBS Right. See Note 3 for additional information. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the period ended September 30, 2009:

Nine Months Ended September 30, 2009
Balance, at the beginning of the period	$167,556
Transfers out: redemptions of called auction-rate securities	(10,750)
Gains related to auction-rate securities included in other income (expense), net	7,964
Loss related to UBS Right included in other income (expense), net	(7,215)

Balance, at the end of the period	$157,555

We estimated the fair value of the auction-rate securities using a discounted cash flow model analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates, inclusive of an illiquidity risk premium, that are believed to reflect current market conditions and the relevant risk associated with each security. We estimated that the fair market value of these securities at September 30, 2009 was $136,612. We estimated the value of the UBS Right using a fair value model analysis, which considered the following key inputs: discount rate, timing and amount of cash flow, and UBS counterparty risk. The assumptions used in valuing both the auction-rate securities and the UBS Right are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands)

In addition to the debt securities discussed above, we had approximately $189,090 of time deposits included in short-term investments as of September 30, 2009 and approximately $13,504 of time deposits included in cash and cash equivalents and short-term investments at December 31, 2008.

Note 8 — Derivative Financial Instruments

In the normal course of business, we use forward foreign exchange contracts to manage foreign currency exchange rate risk. The estimated fair value of the forward foreign exchange contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. The following table provides information on the location and fair values of derivative financial instruments included in our condensed consolidated statements of financial position as of September 30, 2009:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Forward foreign exchange contracts	Other current assets	$7,736	$—
	Accrued expenses and other current liabilities	—	1,905
	Noncurrent liabilities	—	979

	Total	7,736	2,884

Other Derivatives – Not designated as hedging instruments
Forward foreign exchange contracts	Other assets	260	—
	Accrued expenses and other current liabilities	—	9,377
	Noncurrent liabilities	—	360

	Total	260	9,737

Total		$7,996	$12,621

As of December 31, 2008, the fair value of derivative financial instruments included in our condensed consolidated statements of financial position was $598. Such amount related to forward foreign exchange contracts that were designated as cash flow hedges. We did not hold derivative financial instruments during the nine month period ended September 30, 2008.

Cash Flow Hedges

During the fourth quarter of 2008 and the first nine months of 2009, we entered into a series of forward foreign exchange contracts that are designated as cash flow hedges of certain salary payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2009 and 2010. Under these contracts, we purchase Indian rupees and sell U.S. dollars and the changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” on our accompanying condensed consolidated statements of financial position and is subsequently reclassified to earnings in the same period the hedge contract settles. As of September 30, 2009 and December 31, 2008, the notional value of our outstanding contracts was $478,000 and $82,000, respectively, and the net unrealized gain included in accumulated other comprehensive income (loss) for such contracts was $4,671 and $576, respectively,

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to salary expense reported within cost of revenues and selling, general and administrative expenses. The tables below provide information on the location and amounts of gains or losses on our cash flow hedges included in our condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2009.

Other Derivatives

We also use foreign currency forward contracts, which have not been designated as hedges, to hedge our balance sheet exposure to Indian rupee denominated net monetary assets. During 2009, we entered into a series of forward foreign exchange contracts to buy U.S. dollars and sell Indian rupees. At September 30, 2009, the notional value of outstanding contracts was $275,000. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive income. For the three and nine months September 30, 2009, we reported a loss of $5,534 and $9,477, respectively, on these derivative contracts. The tables below provide information on the location and amounts of gains or losses on our other derivatives included in our condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2009.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands)

The following table provides information on the location and amounts of gains (losses) on our derivative financial instruments included in our condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2009:

	Net Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains / (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income / (Loss) to Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Forward foreign exchange contracts	$2,980	Cost of revenues	$2,045

		Selling, general and administrative expenses	524

Total	$2,980		$2,569

	Location of Net Gains /(Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
Other Derivatives – Not designated as hedging instruments
Forward foreign exchange contracts	Other income (expense), net	$(5,534)

Total		$(5,534)

The following table provides information on the location and amounts of gains (losses) on our derivative financial instruments included in our condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2009:

	Net Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains / (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income / (Loss) to Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Forward foreign exchange contracts	$(4,096)	Cost of revenues	$2,499

		Selling, general and administrative expenses	779

Total	$(4,096)		$3,278

	Location of Net Gains /(Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
Other Derivatives – Not designated as hedging instruments
Forward foreign exchange contracts	Other income (expense), net	$(9,477)

Total		$(9,477)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 9 — Commitments and Contingencies

As of September 30, 2009, we had outstanding fixed capital commitments of approximately $44,223 related to our India development center expansion program.

In connection with a 2008 acquisition, additional purchase price not to exceed $14,000, payable in 2010, is contingent on the acquired company achieving certain financial and operating targets during an earn-out period. We will fund such payment, if any, from operating cash flow. The ultimate amount payable cannot be reasonably estimated because the amount is dependent on future

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands)

results of operations of the acquired business and therefore we have not recorded a liability for this item on our balance sheet because the definitive amount is not determinable or distributable. As this acquisition was completed in 2008, the contingent consideration, if paid, will be recorded as an additional element of the cost of the acquired company.

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

Note 10 — Segment Information

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

Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of our IT development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the related stock-based Indian fringe benefit tax are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets by segment since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three and nine months ended September 30, 2009 and 2008, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Financial Services	$364,196	$339,004	$1,028,086	$945,545
Healthcare	226,435	174,183	620,137	498,335
Manufacturing/Retail/Logistics	146,642	115,395	402,173	319,752
Other	116,215	106,144	325,546	299,627

Total revenues	$853,488	$734,726	$2,375,942	$2,063,259

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment Operating Profit:
Financial Services	$139,777	$113,981	$368,460	$327,162
Healthcare	94,863	66,783	241,613	197,847
Manufacturing/Retail/Logistics	52,175	32,955	134,751	104,551
Other	40,222	33,885	110,329	103,216

Total segment operating profit	327,037	247,604	855,153	732,776
Less: unallocated costs(1)	165,255	104,973	403,571	358,772

Income from operations	$161,782	$142,631	$451,582	$374,004

(1)	Includes $11,856 and $32,005 of stock-based compensation expense and $(1,267) and $945 of stock-based Indian fringe benefit tax (income) / expense for the three months and nine months ended September 30, 2009, respectively, and $9,509 and $32,957 of stock-based compensation expense and $660 and $7,492 of stock-based Indian fringe benefit tax expense for the three months and nine months ended September 30, 2008, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues(1)
North America(2)	$667,909	$577,109	$1,882,670	$1,627,226
Europe(3)	164,305	145,028	439,072	405,188
Other(5)	21,274	12,589	54,200	30,845

Total	$853,488	$734,726	$2,375,942	$2,063,259

	As of September 30, 2009	As of December 31, 2008
Long-lived Assets(4)
North America(2)	$8,000	$7,494
Europe	3,023	2,470
Other(5)(6)	449,214	445,290

Total	$460,237	$455,254

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $96,889 and $88,621 and $255,875 and $245,794 for the three and nine months ended September 30, 2009 and 2008, respectively.
(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(5)	Includes our operations in Asia Pacific, Middle East and South America.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 11 — Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board (FASB) issued authoritative guidance which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. It is appropriate to apply fair value measurements whenever other sections of the authoritative guidance requires or permits assets and liabilities to be measured at fair value. This authoritative guidance does not expand or require any new fair value measures, however the application of this statement may change current practice. We adopted this authoritative guidance for financial assets and liabilities effective January 1, 2008 and for non-financial assets and liabilities effective January 1, 2009. The adoption of this authoritative guidance, which primarily affected the valuation of our investments and derivative contracts, did not have a material effect on our financial condition or results of operations.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands)

In April 2009, the FASB issued several amendments to the accounting and disclosure requirements regarding fair value measurements and impairments of securities. These amendments are intended to provide guidance to:

•

Determine fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•

Bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The amendment also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

•

Disclose financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this amendment, fair values for these assets and liabilities were only disclosed once a year. The amendment now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

We have elected to early adopt these amendments effective March 31, 2009. The adoption of these amendments did not have a material effect on our financial condition or results of operations.

In December 2007, the FASB revised the authoritative guidance for business combinations which establishes principles and requirements for how the acquiring entity in a business combination recognizes the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of transaction and restructuring costs; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, we adopted this revised guidance, which applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this revised guidance did not have a significant impact on our results of operations or financial condition; however, the impact of this revised guidance on our future consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In April 2009, the FASB also issued amendments to the accounting and disclosure requirements regarding business combinations. These amendments address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and accounting disclosure of assets and liabilities arising from contingencies in a business combination. We have elected to early adopt these amendments effective March 31, 2009. The adoption of these amendments did not have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued authoritative guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted this guidance effective January 1, 2009. We do not have any noncontrolling interests in other entities. Accordingly, the adoption of this guidance did not have a material effect on our financial condition or consolidated results of operations.

In March 2008, the FASB issued authoritative guidance which applies to all derivative instruments and related hedged items accounted for as hedges. This guidance requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under this guidance and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Effective January 1, 2009, we adopted this guidance and have presented the required information in Note 8.

In May 2009, the FASB issued authoritative guidance establishing principles and requirements for recognition and disclosure of subsequent events in the financial statements. The adoption of this guidance on June 30, 2009 did not have a material effect on our financial condition or consolidated results of operations.

In June 2009, the FASB issued authoritative guidance amending the consolidation guidance applicable to variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of this guidance on our financial condition and consolidated results of operations.

In June 2009, the FASB issued authoritative guidance, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (the “Codification”). The Codification does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(dollar amounts in thousands)

Codification there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The Codification is effective for financial statement periods ending after September 15, 2009. The adoption of the Codification on July 1, 2009 did not have a material effect on our financial condition or consolidated results of operations.

Note 12 — Subsequent Events

On October 15, 2009, we entered into a definitive agreement with UBS AG to acquire UBS Service Centre (India) Private Limited (“UBS ISC”) for a purchase price of approximately $75,000. The completion of this acquisition is subject to the satisfaction of certain closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three and nine months ended September 30, 2009, our revenue increased to $853.5 million and $2,375.9 million compared to $734.7 million and $2,063.3 million during the three months and nine months ended September 30, 2008. Net income increased to $136.6 million and $391.0 million, respectively, or $0.45 and $1.30 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax (income)/expense, net of tax, equal to $0.03 and $0.09 per diluted share, during the three and nine months ended September 30, 2009. This is compared to net income of $112.8 million and $318.6 million, respectively, or $0.38 and $1.06 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense, net of tax, of $0.02 and $0.12 per diluted share, during the three months and nine months ended September 30, 2008. The key drivers of our revenue growth during the three months ended September 30, 2009 were as follows:

•

strong performance within our Healthcare and Manufacturing/Retail/Logistics business segments, each of which had revenue growth equal to or greater than 27.1% for the quarter as compared to the quarter ended September 30, 2008;

•	strong performance in North America where we experienced revenue growth of 15.7% for the quarter as compared to the quarter ended September 30, 2008;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, particularly high performance web development initiatives and complex systems development engagements, testing, enterprise resource planning or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the quarter with approximately 570 active clients compared to 551 as of September 30, 2008 and increased the number of strategic clients by five during the quarter bringing the total number of our strategic clients to 139. We define a strategic client as one offering the potential to generate $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers in the aggregate accounted for approximately 17.9% and 30.2%, respectively, of our total revenues during the quarter ended September 30, 2009 as compared to approximately 19.0% and 29.7%, respectively, for the quarter ended September 30, 2008. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Our revenue from European customers increased by 13.3 % to approximately $164.3 million compared to approximately $145.0 million in the quarter ended September 30, 2008. For the quarter ended September 30, 2009, our operation in the United Kingdom (“UK”) reported a 9.3% increase in revenue as compared to the quarter ended September 30, 2008. This increase is primarily attributed to growth from existing and new customers in our Healthcare and Manufacturing /Retail/Logistics business segments and was offset by unfavorable movement in foreign exchange rates which reduced revenue by approximately $10.7 million in the 2009 period due to the strengthening of the U.S. dollar against the British Pound on the portion of British Pound denominated revenues. For the quarter ended September 30, 2009, revenue from Europe, excluding the UK, increased by approximately 19.5% from approximately $56.4 million in the quarter ended September 30, 2008 to approximately $67.4 million. We believe that Europe will continue to be an area of significant investment for us as we see this region and the Asia Pacific region, particularly Japan, India, Australia and Singapore, as growth opportunities for the long-term.

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

Our operating margin decreased to approximately 19.0% for the quarter ended September 30, 2009 compared to 19.4% for the quarter ended September 30, 2008. Excluding stock-based compensation costs of approximately $11.9 million and stock-based Indian fringe benefit tax income of $1.3 million, operating margin for the quarter ended September 30, 2009 was approximately 20.2%. This was slightly above our historic targeted operating margin range, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues. The operating margin decrease was primarily due to an increase in compensation costs, including incentive-based compensation, and investments to grow our business partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of revenue growth outpacing our headcount growth. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2009, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

We finished the third quarter of 2009 with a total headcount of approximately 68,100, an increase of approximately 8,600 over the total headcount at September 30, 2008. The increases in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2009. Annualized turnover, including both voluntary and involuntary, was approximately 12.3% during the three months ended September 30, 2009. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India in the previous years. However, we expect wage inflation in India to be negligible this year. Indian wages represented less than 20% of our total operating expenses for the three months ended September 30, 2009.

Our current India real estate development program now includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330.0 million on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as Special Economic Zones located in India. During 2009, we expect to spend approximately $100.0 to $120.0 million globally for capital expenditures, a portion of which relates to our India real estate development program.

At September 30, 2009, we had cash and cash equivalents and short-term investments of $1,182.7 million and working capital of $1,508.5 million. Accordingly, we do not anticipate any near-term liquidity issues.

During the remainder of 2009, we expect the following factors to affect our business and our operating results:

•	Stabilization of global economic conditions;

•

Continuing pressure on customer IT budgets, which may result in delays or decreases in spending by customers on discretionary projects, specifically application development projects. However, we expect a continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO; and

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

Stock-Based Compensation. Utilizing the fair value recognition provisions prescribed by the authoritative guidance, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock, the number of stock-based awards that are expected to be forfeited and the expected exercise proceeds for applicable stock-based awards subject to the Indian fringe benefit tax. In addition, for stock performance units, we are required to estimate the most probable outcome of the performance conditions in order to determine the amount of stock compensation costs to be recorded over the vesting period. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related net interest. Tax exposures can involve complex issues and may require an extended period to resolve. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

Our Indian subsidiaries (collectively, “Cognizant India”) are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. In August 2009, the tax holidays for STPs were extended by one year and are currently scheduled to expire on March 31, 2011. Thereafter, export profits from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of September 30, 2009) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 2011, we expect that our effective income tax rate would increase significantly beginning in calendar year 2011. In addition, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones (“SEZs”). Development centers operating in SEZs are entitled to certain income tax incentives for periods up to 15 years.

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

Determining the fair value of our investment in auction-rate securities with unobservable inputs that are supported by little or no market activity requires judgment, including determining the appropriate holding period and discount rate to be used in valuing such securities. We value our investment in auction-rate securities using a discounted cash flow analysis, which incorporates the following key inputs: (i) the underlying structure of each security; (ii) frequency and amounts of cash flows; (iii) expected holding period for the security; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. In estimating the holding period, we considered the current developments in the auction-rate market including: our ability to hold the securities for such period of time, recent calls of auction-rate securities by issuers and the possible reestablishment of an active market for the auction-rate securities that we hold. Based upon these factors, we used a holding period of five years for securities with a stated maturity beyond five years, which represents the period of time we anticipate will elapse before a liquidity event will occur. An increase or decrease in the holding period by two years would change the fair value of our investment in auction-rate securities by approximately $8.0 million. We derive the discount rate by considering observable interest rate yields for bonds supported by student loans and pricing of new bond issuances, and adding an illiquidity premium to such rates. The illiquidity premium was estimated by management considering current market conditions. As of September 30, 2009, we used a weighted-average illiquidity premium of 287 basis points. This weighted-average illiquidity premium has been impacted by overall issues within the credit and capital markets and related increases in volatility including uncertainty of the credit and money markets. An increase or decrease to the illiquidity premium of 100 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $6.5 million. Our valuation is also impacted by changes in market interest rates because the interest payments we receive on our auction-rate securities vary based on a pre-determined formula with spreads tied to particular interest rate indices. An increase or decrease in market interest rates of 25 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $5.0 million. We anticipate there will be ongoing developments in the credit markets and the market for the auction-rate securities that we hold. Accordingly, our estimates of the expected holding period and illiquidity premium used in valuing such securities are reasonably likely to change in the short-term.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of September 30, 2009, our goodwill balance was $160.9 million.

Long-Lived Assets. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset. The measurement for such an impairment loss is then based on the fair value of the asset. If such assets were determined to be impaired, it could have a material adverse effect on our business, results of operations and financial condition.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended September 30:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues	Increase	% Increase
Revenues	$853,488	100.0%	$734,726	100.0%	$118,762	16.2%
Cost of revenues(1)	475,599	55.7	405,936	55.2	69,663	17.2
Selling, general and administrative expenses(2)	193,806	22.7	166,685	22.7	27,121	16.3
Depreciation and amortization expense	22,301	2.6	19,474	2.7	2,827	14.5

Income from operations	161,782	19.0	142,631	19.4	19,151	13.4
Other income (expense), net	1,917		(9,433)		11,350	120.3
Provision for income taxes	27,127		20,370		6,757	33.2

Net income	$136,572	16.0%	$112,828	15.4%	$23,744	21.0%

(1)	Includes stock-based compensation expense of $3,264 in 2009 and $4,434 in 2008, and stock-based Indian fringe benefit tax (income) expense of $(192) in 2009 and $200 in 2008 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $8,592 in 2009 and $5,075 in 2008, and stock-based Indian fringe benefit tax (income) expense of $(1,075) in 2009 and $460 in 2008 and is exclusive of depreciation and amortization expense.

The following table includes non-GAAP income from operations, excluding stock-based compensation and applicable stock-based Indian fringe benefit tax, a measure defined by the Securities and Exchange Commission as a non-GAAP financial measure. This non-GAAP financial measure is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure, the financial statements prepared in accordance with GAAP and reconciliations of our GAAP financial statements to such non-GAAP measure should be carefully evaluated.

We seek to manage the Company to a targeted operating margin, excluding stock-based compensation costs and applicable stock-based Indian fringe benefit tax, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation costs and applicable stock-based Indian fringe benefit tax (income) /expense, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense and applicable stock-based Indian fringe benefit tax for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to those of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense and applicable stock-based Indian fringe benefit tax allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes costs, namely, stock-based compensation that is recurring and applicable stock-based Indian fringe benefit tax which was repealed during the third quarter of 2009 retroactive to April 1, 2009. Stock-based compensation expense will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and applicable stock-based Indian fringe benefit tax (income) / expense, is as follows for the three months ended September 30:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues
Income from operations, as reported	$161,782	19.0%	$142,631	19.4%
Add: stock-based compensation expense	11,856	1.4	9,509	1.3
Add: stock-based Indian fringe benefit tax (income) /expense	(1,267)	(0.2)	660	0.1

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax (income) /expense	$172,371	20.2%	$152,800	20.8%

The fringe benefit tax regulation in India obligated us to pay, upon exercise or distribution of shares under a stock-based compensation award, a non-income related tax on the appreciation of the award from date of grant to date of vest. There was no cash cost to us as we recovered the cost of the Indian fringe benefit tax from the employee’s proceeds from the award. Under U.S. GAAP, the stock-based Indian fringe benefit tax expense is required to be recorded as an operating expense and the related recovery of such tax from our employee is required to be recorded to stockholders’ equity as proceeds from a stock-based compensation award. During the third quarter, the Indian government repealed the fringe benefit tax retroactive to April 1, 2009. Accordingly, the fringe benefit tax expense recorded during the three months ended June 30, 2009 was reversed as a reduction of expenses during the three months ended September 30, 2009.

Revenue. Revenue increased by 16.2%, or approximately $118.8 million, from approximately $734.7 million during the three months ended September 30, 2008 to approximately $853.5 million during the three months ended September 30, 2009. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued interest in using the on-site/offshore delivery model as a means to reduce overall IT costs, continued growth in North America and Europe and greater penetration in the Asian market. Revenue from customers existing as of September 30, 2008 increased by approximately $80.5 million and revenue from new customers added since September 30, 2008 was approximately $38.2 million or approximately 32.2% of the period over period revenue increase and 4.5% of total revenues for the three months ended September 30, 2009.

In addition, revenue from North American and European customers for the three months ended September 30, 2009 increased by $90.8 million and $19.3 million, respectively, over the comparable 2008 quarter. We had approximately 570 active clients as of September 30, 2009 as compared to 551 active clients as of September 30, 2008. In addition, we experienced growth across all of our business segments for an increasingly broad range of services. Our Healthcare and Manufacturing/ Retail/Logistics business segments accounted for approximately $52.3 million and $31.2 million, respectively, of the $118.8 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 9.7% and 21.9%, respectively, compared to the three months ended September 30, 2008 and represented approximately 44.4% and 55.6%, respectively, of total revenues for the three months ended September 30, 2009. No customer accounted for sales in excess of 10% of revenues during the three months ended September 30, 2009 and 2008.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, incentive-based compensation, stock-based compensation expense and applicable stock-based Indian fringe benefit tax, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 17.2%, or approximately $69.7 million, from approximately $405.9 million during the three months ended September 30, 2008 to approximately $475.6 million during the three months ended September 30, 2009. The increase was due primarily to higher compensation and benefits costs of approximately $73.2 million inclusive, of the benefit of the depreciation of the Indian rupee, resulting from the increase in the number of our technical personnel and incentive-based compensation partially offset continued improvements in operational efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense and applicable stock-based Indian fringe benefit tax, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 16.1%, or approximately $29.9 million, from approximately $186.2 million during the three months ended September 30, 2008 to approximately $216.1 million during the three months ended September 30, 2009, and was relatively unchanged as a percentage of revenue at 25.3%. During the quarter, increases in compensation and benefit costs, including incentive-based compensation, and increases in costs resulting from our expanded sales and marketing activities were offset by the depreciation of the Indian rupee versus the U.S.dollar.

Income from Operations. Income from operations increased 13.4%, or approximately $19.2 million, from approximately $142.6 million during the three months ended September 30, 2008 to approximately $161.8 million during the three months ended September 30, 2009, representing operating margins of 19.4% and 19.0% of revenues, respectively. The operating margin decrease was primarily due to increases in compensation and benefit costs, including incentive-based compensation, related to an increase in the number of our technical personnel and investments to grow our business partially offset by the depreciation of the Indian rupee versus the U.S.dollar. Excluding stock-based compensation expense and stock-based Indian fringe benefit tax (income) / expense of $10.6 million and $10.2 million, operating margin for the three months ended September 30, 2009 and September 30, 2008 was 20.2% and 20.8% of revenues, respectively.

Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar favorably impacted our operating margin by approximately 221 basis points or 2.2 percentage points and was offset by compensation increases and investments to grow our business. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 23 basis points or 0.23 percentage points. We entered into forward foreign exchange contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. At September 30, 2009, the notional value of these contracts was $478.0 million and the contracts are scheduled to mature over the next fifteen months.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency gains and (losses) and interest income. The following table sets forth, for the periods indicated, other income (expense), net for the three months ended September 30:

(Dollars in thousands)

	2009	2008	Increase/ (Decrease)
Foreign currency exchange gains (losses)	$2,620	$(14,803)	$17,423
Gains (losses) on forward foreign exchange contracts not designated as hedging instruments	(5,534)	—	(5,534)
Interest income	4,664	5,344	(680)
Other income (expense), net	167	26	141

Total Other income (expense), net	$1,917	$(9,433)	$11,350

The foreign currency exchange gains reported in the quarter of approximately $2.6 million are primarily attributed to (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers, and (ii) the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $5.5 million of losses on forward foreign exchange contracts are related to the change in fair value of forward foreign exchange contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of September 30, 2009, the notional value of these undesignated hedges is $275.0 million. The $0.7 million decrease in interest income is due to lower average short-term interest rates during the third quarter of 2009 compared to the third quarter of 2008. The increase in other income (expense), net primarily relates to gains on redemptions of certain auction rate securities offset by the net change in fair value of our auction-rate securities and the related UBS Right.

Provision for Income Taxes. The provision for income taxes increased from approximately $20.4 million during the three months ended September 30, 2008 to approximately $27.1 million during the three months ended September 30, 2009. The effective income tax rate of 15.3% (15.9% excluding discrete items) for the three months ended September 30, 2008 increased to 16.6% for the three months ended September 30, 2009. The increase in the effective income tax rate in 2009 is primarily attributed to a shift in geographic mix of our income.

Net Income. Net income increased from approximately $112.8 million for the three months ended September 30, 2008 to approximately $136.6 million for the three months ended September 30, 2009, representing 15.4% and 16.0% of revenues, respectively. The increase in net income as a percentage of revenues is primarily attributed to the decrease in operating margins described above offset by non-operating foreign currency exchange gains.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth, for the periods indicated, certain financial data expressed for the nine months ended September 30:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues	Increase	% Increase
Revenues	$2,375,942	100.0%	$2,063,259	100.0%	$312,683	15.2%
Cost of revenues(1)	1,328,647	55.9	1,153,068	55.9	175,579	15.2
Selling, general and administrative expenses(2)	530,681	22.3	482,643	23.4	48,038	10.0
Depreciation and amortization expense	65,032	2.7	53,544	2.6	11,488	21.5

Income from operations	451,582	19.0	374,004	18.1	77,578	20.7
Other income (expense), net	16,772		5,120		11,652	227.6
Provision for income taxes	77,395		60,567		16,828	27.8

Net income	$390,959	16.5%	$318,557	15.4%	$72,402	22.7%

(1)	Includes stock-based compensation expense of $11,473 in 2009 and $14,688 in 2008, and stock-based Indian fringe benefit tax expense of $187 in 2009 and $2,709 in 2008 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $20,532 in 2009 and $18,269 in 2008, and stock-based Indian fringe benefit tax expense of $758 in 2009 and $4,783 in 2008 and is exclusive of depreciation and amortization expense.

The following table includes non-GAAP income from operations, excluding stock-based compensation and applicable stock-based Indian fringe benefit tax expense, a measure defined by the Securities and Exchange Commission as a non-GAAP financial measure. This non-GAAP financial measure is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure, the financial statements prepared in accordance with GAAP and reconciliations of our GAAP financial statements to such non-GAAP measure should be carefully evaluated.

We seek to manage the Company to a targeted operating margin, excluding stock-based compensation costs and applicable stock-based Indian fringe benefit tax, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation costs and applicable stock-based Indian fringe benefit tax, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense and applicable stock-based Indian fringe benefit tax for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to those of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense and applicable stock-based Indian fringe benefit tax allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes costs, namely, stock-based compensation that is recurring and applicable stock-based Indian fringe benefit tax that was repealed during the third quarter of 2009 retroactive to April 1, 2009. Stock-based compensation expense will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and the applicable stock-based Indian fringe benefit tax expense incurred through March 31, 2009 is as follows for the nine months ended September 30:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues
Income from operations, as reported	$451,582	19.0%	$374,004	18.1%
Add: stock-based compensation expense	32,005	1.3	32,957	1.6
Add: stock-based Indian fringe benefit tax expense	945	0.1	7,492	0.4

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$484,532	20.4%	$414,453	20.1%

The fringe benefit tax regulation in India obligated us to pay, upon exercise or distribution of shares under a stock-based compensation award, a non-income related tax on the appreciation of the award from date of grant to date of vest. There was no cash cost to us as we recovered the cost of the Indian fringe benefit tax from the employee’s proceeds from the award. Under U.S. GAAP, the stock-based Indian fringe benefit tax expense is required to be recorded as an operating expense and the related recovery of such tax from our employee is required to be recorded to stockholders’ equity as proceeds from a stock-based compensation award. During the third quarter of 2009, the Indian government repealed the fringe benefit tax effective retroactive to April 1, 2009.

Revenue. Revenue increased by 15.2%, or approximately $312.7 million, from approximately $2,063.3 million during the nine months ended September 30, 2008 to approximately $2,375.9 million during the nine months ended September 30, 2009. This increase is primarily attributed to greater acceptance of the on-site/offshore delivery model among an increasing number of industries, continued interest in using the on-site/offshore delivery model as a means to reduce overall IT costs, continued growth in North America and Europe and greater penetration in the Asian market. Revenue from customers existing as of September 30, 2008 increased by approximately $245.4 million and revenue from new customers added since September 30, 2008 was approximately $67.3 million or approximately 21.5% of the period over period revenue increase and 2.8% of total revenues for the nine months ended September 30, 2009.

In addition, revenue from North American and European customers for the nine months ended September 30, 2009 increased by $255.4 million and $33.9 million, respectively, over the comparable 2008 period. We had approximately 570 active clients as of September 30, 2009 as compared to 551 active clients as of September 30, 2008. In addition, we experienced growth across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $82.5 million and $121.8 million, respectively, of the $312.7 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 8.0% and 21.7%, respectively, compared to the nine months ended September 30, 2008 and represented approximately 44.5% and 55.5%, respectively, of total revenues for the nine months ended September 30, 2009. No customer accounted for sales in excess of 10% of revenues during the nine months ended September 30, 2009 and 2008.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, incentive-based compensation, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 15.2%, or approximately $175.6 million, from approximately $1,153.1 million during the nine months ended September 30, 2008 to approximately $1,328.6 million during the nine months ended September 30, 2009. The increase was due primarily to higher compensation and benefits costs of approximately $173.0 million, inclusive of the depreciation of the Indian rupee, resulting from the increase in the number of our technical personnel and incentive-based compensation offset by continued improvements in operational efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 11.1%, or approximately $59.5 million, from approximately $536.2 million during the nine months ended September 30, 2008 to approximately $595.7 million during the nine months ended September 30, 2009, and decreased as a percentage of revenue from 26.0% to 25.1%. The decrease as a percentage of revenue was due primarily to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending partially offset by an increase in compensation and benefit costs, including incentive-based compensation, depreciation and amortization expense and expenses related to the expansion of our infrastructure to support our revenue growth.

Income from Operations. Income from operations increased 20.7%, or approximately $77.6 million, from approximately $374.0 million during the nine months ended September 30, 2008 to approximately $451.6 million during the nine months ended September 30, 2009, representing operating margins of 18.1% and 19.0% of revenues, respectively. The operating margin increase was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of revenue growth outpacing our headcount growth partially offset by an increase in compensation and benefit costs, including incentive-based compensation costs, and investments to grow our business. Excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense of $33.0 million and $40.4 million, operating margin for the nine months ended September 30, 2009 and September 30, 2008 was 20.4% and 20.1% of revenues, respectively.

Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar favorably impacted our operating margin by approximately 271 basis points or 2.71 percentage points and was partially offset by compensation increases and investments to grow our business. We entered into forward foreign exchange contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. At September 30, 2009, the notional value of these contracts was $478.0 million and the contracts are scheduled to mature over the next fifteen months.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency gains and (losses) and interest income. The following table sets forth, for the periods indicated, Other income (expense), net for the nine months ended September 30:

(Dollars in thousands)

	2009	2008	Increase/ (Decrease)
Foreign currency exchange gains (losses)	$15,673	$(11,411)	$27,084
Gains (losses) on forward foreign exchange contracts not designated as hedging instruments	(9,477)	—	(9,477)
Interest income	9,756	16,428	(6,672)
Other income (expense), net	820	103	717

Total Other income (expense), net	$16,772	$5,120	$11,652

The foreign currency exchange gains of approximately $15.7 million are primarily attributed to (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers, and (ii) the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $9.5 million of losses on forward foreign exchange contracts are related to the change in fair value of forward foreign exchange contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets. At September 30, 2009 the notional value of these undesignated hedges is $275.0 million. The $6.7 million decrease in interest income is due to lower average short-term interest rates during 2009 compared to 2008. The increase in other income (expense), net of $0.7 million primarily relates to gains on redemptions of certain auction-rate securities offset by the net change in fair value of our auction-rate securities and the related UBS Right.

Provision for Income Taxes. The provision for income taxes increased from approximately $60.6 million during the nine months ended September 30, 2008 to approximately $77.4 million during the nine months ended September 30, 2009. The effective income tax rate of 16.0% for the nine months ended September 30, 2008 increased to 16.5% for the nine months ended September 30, 2009. The increase in the effective income tax rate in 2009 is primarily attributed to a shift in geographic mix of our income.

Net Income. Net income increased from approximately $318.6 million for the nine months ended September 30, 2008 to approximately $391.0 million for the nine months ended September 30, 2009, representing 15.4% and 16.5% of revenues, respectively. The increase in net income as a percentage of revenues in 2009 is primarily attributed to a higher operating margin and foreign currency exchange gains partially offset by lower interest income.

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

As of September 30, 2009, we had 570 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended September 30, 2009 and 2008, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended September 30, 2009 and 2008 are as follows:

(Dollars in thousands)

	September 30, 2009	September 30, 2008	Increase	%
Revenues:
Financial Services	$364,196	$339,004	$25,192	7.4%
Healthcare	226,435	174,183	52,252	30.0
Manufacturing/Retail/Logistics	146,642	115,395	31,247	27.1
Other	116,215	106,144	10,071	9.5

Total Revenues	$853,488	$734,726	$118,762	16.2%

Segment Operating Profit:
Financial Services	$139,777	$113,981	$25,796	22.6%
Healthcare	94,863	66,783	28,080	42.0
Manufacturing/Retail/Logistics	52,175	32,955	19,220	58.3
Other	40,222	33,885	6,337	18.7

Total Segment Operating Profit	$327,037	$247,604	$79,433	32.1%

Financial Services Segment

Revenue. Revenue increased by 7.4%, or approximately $25.2 million, from approximately $339.0 million during the three months ended September 30, 2008 to approximately $364.2 million during the three months ended September 30, 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2008 and customers added since such date was approximately $16.2 million and approximately $9.0 million, respectively. Within the segment, growth among our insurance customers increased revenue by approximately $14.2 million over the third quarter of last year. Overall, the period-over-period increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 22.6%, or approximately $25.8 million, from approximately $114.0 million during the three months ended September 30, 2008 to approximately $139.8 million during the three months ended September 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues, the impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies, including continued leverage on prior sales and marketing investments, partially offset by additional headcount to support our revenue growth and continued investment in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 30.0%, or approximately $52.2 million, from approximately $174.2 million during the three months ended September 30, 2008 to approximately $226.4 million during the three months ended September 30, 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2008 and customers added since such date was approximately $45.2 million and approximately $7.0 million, respectively. Within the segment, growth was particularly strong among both of our life sciences and healthcare customers, where revenue increased by approximately $26.2 million and $26.1 million, respectively, over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 42.0%, or approximately $28.1 million, from approximately $66.8 million during the three months ended September 30, 2008 to approximately $94.9 million during the three months ended September 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues, the impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies, including continued leverage on prior sales and marketing investments, partially offset by additional headcount to support our revenue growth and continued investment in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 27.1%, or approximately $31.2 million, from approximately $115.4 million during the three months ended September 30, 2008 to approximately $146.6 million during the three months ended September 30, 2009. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2008 and customers added since such date was approximately $19.4 million and approximately $11.8 million, respectively. Within the segment, growth was particularly strong among our retail/hospitality customers, where revenue increased approximately $26.9 million over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 58.3%, or approximately $19.2 million, from approximately $33.0 million during the three months ended September 30, 2008 to approximately $52.2 million during the three months ended September 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues, the impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies, including continued leverage on prior sales and marketing investments, partially offset by additional headcount to support our revenue growth and continued investment in sales and marketing.

Other Segment

Revenue. Revenue increased by 9.5%, or approximately $10.1 million, from approximately $106.1 million during the three months ended September 30, 2008 to approximately $116.2 million during the three months ended September 30, 2009. The increase in revenue was driven by continued expansion of customer relationships added since September 30, 2008 of $10.3 million and was partially offset by a decline of revenue from several of our existing customers. Accordingly, revenue from existing customers as of September 30, 2008 decreased by $0.2 million. Within the Other segment, growth was particularly strong among our media and information services customers, where revenue increased by approximately $8.3 million over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 18.7%, or approximately $6.3 million, from approximately $33.9 million during the three months ended September 30, 2008 to approximately $40.2 million during the three months ended September 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues, the impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies, including continued leverage on prior sales and marketing investments, partially offset by additional headcount to support our revenue growth and continued investment in sales and marketing.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the nine months ended September 30, 2009 and 2008 are as follows:

(Dollars in thousands)

	September 30, 2009	September 30, 2008	Increase	%
Revenues:
Financial Services	$1,028,086	$945,545	$82,541	8.7%
Healthcare	620,137	498,335	121,802	24.4
Manufacturing/Retail/Logistics	402,173	319,752	82,421	25.8
Other	325,546	299,627	25,919	8.7

Total Revenues	$2,375,942	$2,063,259	$312,683	15.2%

Segment Operating Profit:
Financial Services	$368,460	$327,162	$41,298	12.6%
Healthcare	241,613	197,847	43,766	22.1
Manufacturing/Retail/Logistics	134,751	104,551	30,200	28.9
Other	110,329	103,216	7,113	6.9

Total Segment Operating Profit	$855,153	$732,776	$122,377	16.7%

Financial Services Segment

Revenue. Revenue increased by 8.7%, or approximately $82.5 million, from approximately $945.6 million during the nine months ended September 30, 2008 to approximately $1,028.1 million during the nine months ended September 30, 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2008 and customers added since such date was approximately $60.8 million and approximately $21.7 million, respectively. Within the segment, growth was strong among our insurance customers where revenue increased by approximately $51.1 million over the first nine months of last year. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 12.6%, or approximately $41.3 million, from approximately $327.2 million during the nine months ended September 30, 2008 to approximately $368.5 million during the nine months ended September 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, and wage inflation, primarily in India.

Healthcare Segment

Revenue. Revenue increased by 24.4%, or approximately $121.8 million, from approximately $498.3 million during the nine months ended September 30, 2008 to approximately $620.1 million during the nine months ended September 30, 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2008 and customers added since such date was approximately $109.8 million and approximately $12.0 million, respectively. Within the segment, growth was particularly strong among both our life sciences and healthcare customers, where revenue increased by approximately $67.6 million and $54.2 million, respectively, over the first nine months of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 22.1%, or approximately $43.8 million, from approximately $197.8 million during the nine months ended September 30, 2008 to approximately $241.6 million during the nine months ended September 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 25.8%, or approximately $82.4 million, from approximately $319.8 million during the nine months ended September 30, 2008 to approximately $402.2 million during the nine months ended September 30, 2009. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2008 and customers added since such date was approximately $66.1 million and approximately $16.3 million, respectively. Within the segment, growth was particularly strong among our retail and hospitality customers, where revenue increased by approximately $60.7 million over the first nine months of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 28.9%, or approximately $30.2 million, from approximately $104.6 million during the nine months ended September 30, 2008 to approximately $134.8 million during the nine months ended September 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, and wage inflation, primarily in India.

Other Segment

Revenue. Revenue increased by 8.7%, or approximately $25.9 million, from approximately $299.6 million during the nine months ended September 30, 2008 to approximately $325.5 million during the nine months ended September 30, 2009. The increase in revenue from customers existing as of September 30, 2008 and customers added since such date was approximately $8.5 million and $17.4 million, respectively. Within the Other segment, growth was particularly strong among our media and information services customers, where revenue increased by approximately $27.2 million over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the on-site/offshore IT services delivery model.

Segment Operating Profit. Segment operating profit increased 6.9%, or approximately $7.1 million, from approximately $103.2 million during the nine months ended September 30, 2008 to approximately $110.3 million during the nine months ended September 30, 2009. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, and wage inflation, primarily in India.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents and short-term investments of $1,182.7 million. We have used, and plan to use, such cash for: (i) expansion of existing operations, including our offshore IT development centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) possible formation of joint ventures; (v) stock repurchases and (vi) general corporate purposes, including working capital. As of September 30, 2009, we had working capital of approximately $1,508.5 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $434.8 million during the nine months ended September 30, 2009 as compared to approximately $236.8 million during the nine months ended September 30, 2008. The increase is primarily attributed to the increase in net income in 2009 and efficiencies in the deployment of working capital required to support our revenue growth. Trade accounts receivable increased from approximately $517.5 million at December 31, 2008 to approximately $586.9 million at September 30, 2009. Unbilled accounts receivable increased from approximately $62.2 million at December 31, 2008 to approximately $97.8 million at September 30, 2009. The increase in trade accounts receivable and unbilled receivables as of September 30, 2009 as compared to December 31, 2008 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At September 30, 2009, our days of sales outstanding, including unbilled receivables, were approximately 73.8 days as compared to 70.8 days at December 31, 2008 and 75.1 days as of September 30, 2008.

Our investing activities used net cash of approximately $219.7 million during the nine months ended September 30, 2009 as compared to a net use of cash of approximately $33.5 million during the nine months ended September 30, 2008. The increase in net cash used in investing activities primarily relates to a decrease in net redemptions of investments and an increase in additional investments made in 2009 partially offset by decreased capital expenditure spending and decreased payments for acquisitions.

Our financing activities provided net cash of approximately $31.6 million during the nine months ended September 30, 2009 as compared to providing approximately $37.2 million during the nine months ended September 30, 2008. The decrease relates to lower levels of proceeds from employee stock-based compensation arrangements offset by lower levels of repurchases of our common stock during 2009.

As of September 30, 2009, our short-term and long-term investments totaled $346.8 million and included $0.5 million in short-term and $136.1 million in long-term of AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $20.9 million of an auction-rate securities related UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of September 30, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par.

In November 2008, we accepted an offer from UBS AG (“UBS”) to sell to UBS, at par value, our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. During the first nine months of 2009, approximately $10.8 million of the auction-rate securities were redeemed at par value. At September 30, 2009, the par value of the auction-rate securities held by us was $157.8 million.

Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute current and planned operations and needs for at least the next 12 months. If a liquidity event does not occur prior to the exercise period under the UBS Right, we expect to obtain liquidity through the UBS Right. If UBS is unable to honor its obligations under the UBS Right, we believe we will be able to ultimately recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral substantially backed by FFELP, and (ii) the AAA/A3 credit rating of the securities held by us. However, it could take until the final maturity of the underlying security (up to 32 years) to realize our investments’ recorded value.

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

Commitments and Contingencies

Our current India real estate development program now includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330.0 million on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development centers in regions primarily designated as SEZs located in India. As of September 30, 2009, we had outstanding fixed capital commitments of approximately $44.2 million related to our India development center expansion program.

On October 15, 2009, we entered into a definitive agreement with UBS AG to acquire UBS Service Centre (India) Private Limited (“UBS ISC”) for a purchase price of approximately $75.0 million. Subject to the satisfaction of certain closing conditions, we expect to close the transaction near the end of December 2009.

During December 2008, our Board of Directors authorized a program to repurchase $50.0 million of our Class A common stock. This authorization expires in December 2009 and we purchased $12.4 million of shares during the nine months ended September 30, 2009 under this program. These purchases and any future repurchases under this program will be funded from a combination of cash on hand and cash flows from operations.

In connection with a 2008 acquisition, additional purchase price not to exceed $14.0 million, payable in 2010, is contingent on the acquired company achieving certain financial and operating targets during an earn-out period. We will fund such payment, if any, from operating cash flow. The ultimate amount payable cannot be predicted with reasonable certainty because the amount is dependent on future results of operations of the acquired business, and therefore, we have not recorded a liability for this item on our balance sheet because the definitive amount is not determinable or distributable. The contingent consideration, if paid, will be recorded as an additional element of the cost of the acquired company.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 79.2% of our revenues for the nine months ended September 30, 2009 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 27.2% of our global operating costs for the nine months ended September 30, 2009, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign currency gains or losses upon remeasurement. For the first nine months ended September 30, 2009, we reported foreign currency gains of approximately $15.7 million, which are primarily attributed to the remeasurement of (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and (ii) Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage this risk by using balance sheet hedges, specifically forward foreign exchange contracts and limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

During December 2008 and the first nine months of 2009, we entered into a series of forward foreign exchange contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of September 30, 2009, the notional value of these contracts was $478.0 million and the fair value of these contracts was a net asset of $4.9 million. These contracts are scheduled to mature over the next fifteen months. For the three and nine months September 30, 2009, we reported income of $2.6 million and $3.3 million, respectively, on these derivative contracts which have settled during the year.

We also use foreign currency forward contracts to hedge balance sheet exposure to Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. During 2009, we entered into a series of forward foreign exchange contracts to buy U.S. dollars and sell Indian rupees. At September 30, 2009, the notional value of outstanding (unsettled) contracts was $275.0 million and the fair value of these contracts was a liability of $9.5 million. For the three and nine months September 30, 2009, we reported a loss of $5.5 million and $9.5 million, respectively on these derivative contracts.

There were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons as of September 30, 2009 that would have affected our liquidity or the availability of or requirements for capital resources.

Recent Accounting Pronouncements

See Note 11 to our condensed consolidated financial statements for additional information.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. We have experienced wage inflation in India in the previous years. However, in 2009 we expect wage inflation in India to be negligible. Indian wages represented less than 20% of our total operating expenses for the nine months ended September 30, 2009.

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

We have entered into a series of forward foreign exchange contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of September 30, 2009, the notional values of these contracts was $478.0 million and are scheduled to mature over the next fifteen months. At September 30, 2009, the fair value of these outstanding foreign exchange forward contracts was a net asset of $4.9 million.

During 2009, we entered into a series of forward foreign exchange contracts that are undesignated hedges of our balance sheet exposure to Indian rupee denominated net monetary assets. These hedges are intended to offset the foreign currency gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. At September 30, 2009, the notional value of outstanding (unsettled) contracts was $275.0 million and the fair value of these contracts was a liability of $9.5 million.

Based upon a sensitivity analysis of our forward foreign exchange contracts at September 30, 2009, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $75 million.

There were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons at September 30, 2009 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term and long-term investments. As of September 30, 2009, we had approximately $1,339.7 million of cash and cash equivalents and short-term and long-term investments most of which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa or A1/P1 rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

As of September 30, 2009, our short-term and long-term investments totaled $346.8 million and included $0.5 million in short-term and $136.1 million in long-term of AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $20.9 million of an auction-rate related UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of September 30, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par.

In November 2008, we accepted an offer from UBS, to sell to UBS, at par value our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par anytime after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. At September 30, 2009, we fair valued the UBS Right at $20.9 million. During the first nine months of 2009, approximately $10.8 million of auction rate securities were redeemed at par value.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, as appropriate, to allow timely decisions regarding required disclosures, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities, including us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, India’s central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including the fringe benefit tax and new service taxes, and income-related taxes, including the Minimum Alternative Tax. In addition, a change in government leadership in India or change in polices of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes could have a material adverse effect on our business, results of operations and financial condition.

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

Approximately 79.2% of our revenues during the nine months ended September 30, 2009 were derived from customers located in North America. In the same period, approximately 18.5% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States and Europe. In addition, during the nine months ended September 30, 2009, we earned approximately 43.3% of our revenues from the financial services and insurance industries. The current crisis in the financial services industry and significant consolidation in that industry, or decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 20.8% of our revenues for the nine months ended September 30, 2009. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe and the Asia Pacific region. In addition, the majority of our employees and our IT development centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance-sheet items originally denominated in other currencies. During the nine months ended September 30, 2009, the depreciation of the Indian rupee versus the U.S. dollar favorably impacted our operating margins by 271 basis points or 2.71 percentage points as compared to 2008. Additionally, during the nine months ended September 30, 2009, we recorded foreign currency gains of $15.7 million primarily due to remeasurement of certain balance sheet accounts for movements in foreign currency rates, primarily the strengthening of the U.S. dollar against the British pound, euro and Indian rupee, and losses of $9.5 million on undesignated balance sheet hedges. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.

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

For the nine months ended September 30, 2009 and the year ended December 31, 2008, we had an operating margin of 19.0% and 18.3%, respectively. However, our operating margins have declined from our historical levels as a result expensing equity-based compensation awards, primarily stock option grants, in our consolidated statement of operations effective January 1, 2006. In addition, effective April 1, 2007, the government in India imposed a fringe benefit tax on the Company for the income generated upon the exercise of stock options or vesting of performance stock units and restricted stock units for employees who worked in India during the vesting period for such award. Although we recover the fringe benefit tax from the employee’s proceeds upon sale or vesting of the stock-based compensation award, we are required under U.S. GAAP to record the fringe benefit tax as an operating expense, reducing our profitability, while the recovery of the fringe benefit tax by us from the employee is reported as an addition to additional paid-in capital. The Indian government announced the repeal, during the third quarter of 2009, of the fringe benefit tax retroactive to April 1, 2009. Our operating margin may decline further if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

The H-1B visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. As of September 25, 2009, when CIS last provided updated information on fiscal year 2010 H-1B petition filings under the caps, CIS had not reached its general cap, or its cap for United States advanced degree holders for fiscal year 2010. CIS has continued to accept petitions and has become increasingly restrictive in its adjudication of H-1B petitions, and as a result, the rate of refusals of initial H-1B petitions and of extensions is expected to remain approximately the same. We will be able to file H-1B petitions with CIS against the fiscal year 2011 caps beginning April 1, 2010 for work in H-1B status beginning on October 1, 2011. As a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

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

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by U.S. companies are periodically considered in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the United States. Senators Richard Durbin (D-Illinois) and Charles Grassley (R-Iowa) have introduced a bill which would, if enacted, severely restrict the use of certain temporary business visas. Given the ongoing debate over this issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may: (1) broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, (2) impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or (3) restrict the use of certain business visas. In the event that any of these measures become law, our business, financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.

In addition, from time to time, there has been publicity about negative experiences associated with offshore outsourcing, such as theft and misappropriation of sensitive client data, particularly involving service providers in India. Current or prospective clients may elect to perform certain services themselves or may be discouraged from transferring services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends toward offshore outsourcing would seriously harm our ability to compete effectively with competitors that provide services from within the country in which our clients operate.

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

As of September 30, 2009, we had contractual commitments of approximately $44.2 million related to capital expenditures on construction or expansion of our IT development centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability will be reduced.

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

Effective January 1, 2002, and in accordance with authoritative literature, we no longer accrue incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2009. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

Earlier this year, President Obama’s Administration announced a number of tax-related legislative proposals that would, among other things, seek to effectively tax certain profits of U.S. companies earned abroad. If enacted into law, and depending on their precise terms, these proposals could increase our tax rate and tax payments, and have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be negatively impacted upon the loss of certain tax benefits provided by India to companies in our industry as well as from proposed tax legislation in India.

Our Indian subsidiaries are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park (STP) with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current Indian tax law, export profits after March 31, 2011 from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of September 30, 2009) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2011, we expect that our effective income tax rate would increase significantly beginning in calendar year 2011.

In addition, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones (SEZs). Development centers operating in SEZs will be entitled to certain income tax incentives for periods of up to 15 years. Certain of our development centers currently operate in SEZs and many of our future planned development centers are likely to operate in SEZs. A change in the Indian government’s policies affecting SEZs in a manner that adversely impacts the incentives for establishing and operating facilities in SEZs could have a material adverse effect on our business, results of operations and financial condition.

During the third quarter of 2009, the India Finance Minister introduced a new Direct Tax Code, which is proposed to be effective April 1, 2011. This proposed legislation represents a comprehensive change in the Indian income tax regime. If enacted into law, and depending on its precise terms, the proposed legislature could increase our tax rate and tax payments, and have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 30.1% of our revenues for the nine months ended September 30, 2009. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

As part of our growth strategy, we are expanding our operations in Europe, Asia, Middle East and Latin America. We may not be able to compete effectively in these markets and the cost of entering these markets may be substantially greater than we expect. If we fail to compete effectively in the new markets we enter, or if the cost of entering those markets is substantially greater than we expect, our business, results of operations and financial condition could be adversely affected. In addition, if we cannot compete effectively, we may be required to reconsider our strategy to invest in our international expansion plans and change our intent on the repatriation of our earnings.

We rely on a few customers for a large portion of our revenues.

Our top five customers generated approximately 17.6% of our revenues for the nine months ended September 30, 2009 and 19.4% of our revenues in the year ended December 31, 2008. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Funds associated with auction-rate securities that we hold as investments may not be liquid and our auction-rate securities may decline in value.

As of September 30, 2009, our short-term and long-term investments totaled $346.8 million and included $0.5 million in short-term and $136.1 million in long-term AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included an asset of $20.9 million related to the UBS Right. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of September 30, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indexes. All of the auction-rate municipal debt securities held by us are callable by the issuer at par. In November 2008, we accepted an offer from UBS to sell to UBS, at par value ($157.8 million at September 30, 2009), our auction-rate municipal debt securities at any time during an exercise period from June 30, 2010 to July 2, 2012. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate municipal debt securities or sell them on our behalf at par any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. UBS’s inability to perform under the UBS Right and the lack of liquidity for auction-rate municipal debt securities in the financial markets could have a material adverse effect on our financial condition and results of operations.

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

Issuer Purchases of Equity Securities

In December 2008, our Board of Directors authorized up to $50.0 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock. The $50.0 million authorization excludes fees and expenses and expires in December 2009. The program authorizes management to repurchase shares opportunistically in the open market or in private transactions from time to time, depending on market conditions. No shares were repurchased in the third quarter of 2009. Approximately $37.6 million remain available for purchase under the authorization.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
July 2009	—	$—	—	$37,581
August 2009	—	$—	—	$37,581
September 2009	—	$—	—	$37,581

Total	—	$—	—

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 are formatted in XBRL:

(i) Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2009 and 2008 and for the Nine Months Ended September 30, 2009 and 2008;

(ii) Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2009 and December 31, 2008;

(iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and 2008; and

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: November 6, 2009	By:	/S/ FRANCISCO D’SOUZA
Francisco D’Souza,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	By:	/S/ GORDON COBURN
Gordon Coburn,
Chief Financial and Operating Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and formatted in XBRL:

(i) Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2009 and 2008 and for the Nine Months Ended September 30, 2009 and 2008;

(ii) Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2009 and December 31, 2008;

(iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and 2008; and

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.