Form 10-K
period 2009-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2010-02-25
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-24429

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3728359
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Glenpointe Centre West, 500 Frank W. Burr Blvd., Teaneck, New Jersey	07666
(Address of Principal Offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 801-0233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2009, based on $26.70 per share, the last reported sale price on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC on that date, was $7,796,158,232.

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 15, 2010 was 297,561, 219 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.	Business

Overview

We are a leading provider of custom Information Technology (IT) consulting and technology services and outsourcing services. Our customers are primarily Global 2000 companies located in North America, Europe and Asia. Our core competencies include Technology Consulting, Complex Systems Development and Integration, Enterprise Software Package Implementation and Maintenance, Data Warehousing, Business Intelligence and Analytics, Application Testing, Application Maintenance, Infrastructure Management, and Business and Knowledge Process Outsourcing (BPO and KPO). We tailor our services to specific industries, and utilize an integrated global sourcing model. This seamless global sourcing model combines technical and account management teams located on-site at the customer location and at dedicated near-shore and offshore development and delivery centers located primarily in India, China, the United States, Argentina, Hungary and the Philippines.

Industry Background

Many companies today face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in the economy, government regulations, globalization, virtualization and other technology innovations. In response to these challenges, many companies are focused on improving efficiencies, enhancing effectiveness and driving innovation to favorably impact both the bottom-line and top-line. In order to achieve these goals, companies are focusing on a number of services, such as:

•	Business and IT alignment;

•	IT application and infrastructure optimization;

•	Business and Knowledge Process effectiveness and efficiency;

•	Advanced custom systems development;

•	Data Warehousing, Business Intelligence (BI) and Analytics;

•	Enterprise Resource Planning (ERP);

•	Customer Relationship Management (CRM);

•	Supply Chain Management;

•	Enterprise 2.0 business models and technology solutions;

•	Service-Oriented Architectures, Web 2.0 and Cloud Computing; and

•	Engineering and Manufacturing solutions.

These solutions facilitate faster, more responsive and lower-cost business operations. However, their development, integration and on-going maintenance present major challenges and require a large number of highly skilled professionals trained in many diverse technologies and specialized industries. In addition, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy IT systems and to address application maintenance projects. Increasingly, companies are relying on custom IT solutions providers, such as us, to provide these services.

Additionally, in order to respond effectively to a changing and challenging business environment, IT departments of many companies have focused increasingly on improving returns on IT investments, lowering costs and accelerating the delivery of new systems and solutions. To accomplish these objectives, many IT departments have shifted all or a portion of their IT development, integration and maintenance requirements to outside service providers operating with global sourcing models.

Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of, and address the challenges in using, a global talent pool. The effective use of personnel from across the globe can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies. Certain countries, particularly India and China, have large talent pools of highly qualified technical professionals who can provide high quality IT and business and knowledge process outsourcing services at a lower cost. India is a leader in IT services, and is regarded as having one of the largest and highest quality pools of talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing, integration and maintenance, as well as technology consulting and infrastructure management. India’s services and software exports continue to see significant growth. Recent NASSCOM (India’s National Association of Software and Service Companies) reports state that India’s IT software and services and business process outsourcing sectors are expected to reach an estimated $50 billion by the end of NASSCOM’s fiscal year March 31, 2010. This is an expected growth rate of approximately 5.5% over the prior fiscal year. Additionally, the FY 2010-11 Outlook for these sectors expects revenue growth of approximately 13% to 15%. According to the latest NASSCOM “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities; and are expected to result in export revenues of approximately $175 billion by 2020.

Using a globally distributed workforce to provide value-added services presents a number of challenges to IT services and BPO/KPO providers. The offshore implementation of value-added IT services requires that IT service providers continually and effectively attract, train and retain highly skilled software development professionals with advanced technical and industry skills necessary to keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. These skills are necessary to design, develop and deploy high-quality technology solutions in a cost-effective and timely manner. In addition, IT service providers must have the methodologies, processes and communications capabilities to enable offshore workforces to be successfully integrated with on-site personnel. Service providers must also have strong research and development capabilities, technology competency centers and relationship management skills in order to compete effectively.

The Cognizant Approach

Our business is organized and managed primarily around our four vertically-oriented business segments:

•	Financial Services;

•	Healthcare;

•	Manufacturing, Retail and Logistics; and

•	Other, which includes Communications, Information, Media and Entertainment and High Technology.

This vertical focus has been central to our revenue growth and high customer satisfaction. As the IT services industry continues to mature, clients are looking for service providers who understand their businesses, industry initiatives, culture and have solutions tailored to meet their individual business needs. We have continued to hire experts out of industry, establish a broad base of business analysts and consultants, invest in industry training for our staff, and build out industry-specific services and solutions. This approach is central to our high-levels of on-time delivery and customer satisfaction, as we understand the full context of our clients’ challenges and have deep experience in addressing them.

Our key service areas, IT Consulting and Technology Services, and Outsourcing Services are delivered to our clients across our four business segments in a standardized, high-quality manner through a Global Delivery Model. These service areas include:

•	IT Consulting and Technology Services

•	Business and Knowledge Process Consulting;

•	IT Strategy Consulting;

•	Technology Consulting;

•	Application Design, Development, Integration and Re-engineering, such as:

•	Complex Custom Systems Development;

•	Data Warehousing / Business Intelligence (BI);

•	Customer Relationship Management (CRM) System implementation; and

•	Enterprise Resource Planning (ERP) System implementation; and

•	Software Testing Services.

•	Outsourcing Services

•	Application Maintenance, such as:

•	Custom Application Maintenance; and

•	CRM and ERP Maintenance;

•	IT Infrastructure Outsourcing; and

•	Business and Knowledge Process Outsourcing (BPO/KPO).

Business Segments

We are organized around our four vertically–oriented business segments, and we report the operations of our business as follows:

Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other
Banking Insurance	Healthcare Life Sciences	Manufacturing and Logistics Retail and Hospitality	Communications Information, Media and Entertainment High Technology

Financial Services

In 2009, our Financial Services business segment represented approximately 42.9% of our total revenues. Revenues from our Financial Services business segment were $1,406.6 million, $1,284.0 million and $1,001.4 million for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively. This business segment provides services to our customers operating in the following industries:

•

Banking. We focus on traditional retail and commercial banks, and diversified financial enterprises. We assist these clients in such areas as: Consumer Lending, Cards & Payments, Wholesale Banking, Risk Management, Investment Management, Corporate Services and Retail Banking. We also focus on the needs of broker / dealers, asset management firms, depositories, clearing organizations and exchanges. Key areas where we help these clients in both driving efficiencies and establishing new capabilities include: Front Office, Middle Office, Back Office, Sales & Brokerage, Research, Exchange Operations and Prime Brokerage solutions.

•

Insurance. We assist with the needs of property and casualty insurers, life insurers, reinsurance firms and insurance brokers. We focus on such areas as: Business Acquisition, Policy Administration, Claims Processing, Management Reporting, Regulatory Compliance and Reinsurance.

Healthcare

In 2009, our Healthcare business segment represented approximately 26.3% of our total revenues. Revenues from our Healthcare business segment were $860.4 million, $688.2 million and $504.5 million for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively. This business segment provides services to our customers operating in the following industries:

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

•

Life Sciences. We partner with the leading organizations in the Life Sciences industry to assist them with the opportunities and challenges of their rapidly evolving market. We work with most of the world’s leading pharmaceutical companies and are assisting these companies in dealing with such challenges as: Consolidation, Data Integration, Time to Market, Safety, Globalization and Regulations. Some of our Life Sciences solutions include: Prescriber Behavior Analysis and Insight, Longitudinal Prescription Data Management Systems, Sales Force Compensation Systems, Sales Data and Claims Data Management Systems, Clinical Trial Solutions, 21CFR11 Assessment and Computer Systems Validation, Data Mining and Business Intelligence Solutions, e-Business and Data Portals, and ERP implementation, upgrade, and maintenance services.

Manufacturing / Retail / Logistics

In 2009, our Manufacturing, Logistics & Retail business segment represented approximately 17.2% of our total revenues. Revenues from our Manufacturing/Retail/Logistics business segment were $564.9 million, $443.2 million and $320.1 million for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively. This business segment services customers in the following industry groups:

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

•

Retail and Hospitality. We serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers and large mass-merchandise discounters. We deliver the best of both worlds: in-depth experience with retailing applications and a strong enterprise architecture foundation. We also serve the entire travel and hospitality industry including airlines to hotels and restaurants, as well as online and retail travel, global distribution systems and intermediaries and real-estate companies. Several of the services we provide for retail and hospitality customers are as follows:

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

•	Accelerate the implementation of enterprise and customer relationship management;

•	Improve business intelligence effectiveness;

•

We leverage our experience in a number of key functional areas such as loyalty programs, technical operations, and inventory distribution, channel management, brand portal development, outlet service desk and store accounting;

•	Our technical and functional consultants provide in-depth knowledge of industry applications and standards; and

•	We also provide BPO and niche processes in restaurants, hotels and airlines.

Other

In 2009, our Other business segment represented approximately 13.6% of our total revenues. Revenues from our Other business segment were $446.7 million, $400.8 million and $309.5 million for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively. The Other business segment is an aggregation of operating segments which, individually, are less than 10.0% of consolidated revenues and segment operating profit. The Other business segment includes Communications, Media and Information Services and High Technology operating segments. A description of operating segments included in Other is as follows:

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

•

Information, Media and Entertainment. We have an extensive track record working with some of the world’s largest media and entertainment companies. With the emergence of digital technologies promising to revolutionize the business, we offer consulting and outsourcing services to help media and entertainment companies concentrate on their end product. Some of our solutions include:

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

Our Solution and Services

We believe that we have developed an effective integrated global delivery business model and this business model is expected to be a critical element of our continued growth. To support this business model, at December 31, 2009, we employed approximately 78,400 professionals and support staff globally. We also have established facilities and technology and communication infrastructures to support our business model.

Across each of our business segments, we provide a broad and expanding range of consulting, information technology and outsourcing services, including:

Consulting and Technology Services

•

IT Consulting. Our consulting division, Cognizant Business Consulting, focuses on helping clients derive greater value at the intersection of their business initiatives and IT requirements. Our consulting offerings are based on rigorous and proven methodologies and scientifically driven frameworks. In the areas of business processes, technologies and offshoring, we analyze the existing environment, identify opportunities for optimization and provide a robust roadmap for significant cost savings and productivity improvement. The broad areas of coverage include: offshoring strategy, IT strategy, technology rationalization, business process rationalization, change management and IT solution strategy.

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

In both of these approaches, our on-site team members work closely and collaboratively with our clients. Detailed design, implementation and testing are generally performed offshore at our 47 development and delivery centers located in India, China, Argentina, Mexico, the Philippines and Hungary, as well as in Bentonville (AR), Boston (MA), Bridgewater (NJ), Chicago (IL), Phoenix (AZ), Amsterdam and Toronto. In addition, we maintain an on-site presence at each customer location in order to address evolving customer needs and resulting changes to the project.

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

Our global delivery business model enables us to provide a range of rapid response and cost-effective support services to our customers. Our on-site team members often provide help-desk services at the customer’s facility. These team members typically are available in the event of an emergency service request and are able to quickly resolve customer problems from remote locations. In the case of more complex maintenance services, including modifications, enhancements and documentation, which typically have longer turnaround times, we take full advantage of our offshore resources to develop solutions more cost-effectively than would be possible relying on higher cost local professionals. The services provided by our offshore team members are delivered to customers using satellite and fiber-optic communications.

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

•

IT Infrastructure Services. We provide IT Infrastructure Management Outsourcing services. This is a newer service at Cognizant and we anticipate growing demand for it in the coming years. As a result of our acquisition of AimNet Solutions, Inc. in September 2006, we provide service capability in redundant Network Operating Centers (NOCs) in North America and India through which we are able to provide significant scale, quality and cost savings to our clients in IT Infrastructure Services. We focus on a number of key areas, including such key areas of infrastructure management as: Networks, Servers, Middleware, Security, Vendors, Storage, Messaging, Databases, and Desktops. We can provide these through an IT Service Desk model, focusing on such areas as IT Operations and IT Help Desk.

•

Business and Knowledge Process Outsourcing (BPO/KPO). We provide BPO and KPO services to our clients across industries of our specialization. At Cognizant, we are primarily focused on value-added processes that are specific to clients in our key industry segments (particularly in Financial Services, Healthcare and Manufacturing / Retail / Logistics and Communications). Our BPO/KPO practice focuses on core back office services covering: Transaction Processing, Accounting Operations, Voice Processes, Data Administration, Data Management and Data Analytics.

In addition to our industry-specific expertise and focus, our strengths, which we believe differentiate us from other IT service providers, include the following:

Established and Scalable Proprietary Processes: We have a comprehensive process framework that addresses the entire software engineering life cycle and support activities which are scalable for projects of different sizes and complexities. This proprietary framework, which we refer to as “Process Space” (part of Cognizant 2.0), is supported by in-house project management, metrics management and workflow tools and is available to all of our programmers globally. Process Space has evolved since its original release in 1996 in breadth, depth and maturity, based on the implementation feedback from projects and findings of internal quality audits and external assessments. Process capabilities are monitored at the sub-process level and performance targets are monitored at the process level, which are aligned with the overall business objectives. Statistical process controls are used extensively to continuously monitor, predict and improve performance. Our Quality Assurance group facilitates process implementation from the project inception and audits the projects periodically to ensure that the implementation is effective and the risks are being managed.

Our process framework complies with the requirements of ISO 9001, TL 9000 for Telecom projects, and ISO 20000 for Infrastructure projects. Our delivery processes, support processes and their implementation are formally certified by DNV (Det Norske Veritas) in the above mentioned standards. KPMG appraises our enterprise-wide operations to be at CMMI Maturity Level 5, which is the highest possible maturity level rating, of the Capability Maturity Model Integration v1.2 (CMMI) of the Software Engineering Institute at Carnegie Mellon University. Our BPO service offering is assessed at eSCM Maturity Level 4 which is the highest possible rating for the first attempt of the e-Sourcing Capability Model of IT Services Qualification Center at Carnegie Mellon University. Finally, all of our principal development centers have been certified by the STQC Directorate Ministry of Communications and Information Technology, Government of India (the accreditation authority for companies in India) under the internationally recognized ISO 27001 (previously BS 7799-2) Information Security Standards, a comprehensive set of controls comprising best practices in information security and business continuity planning. We have implemented the above process framework enterprise-wide to ensure that we consistently deliver high quality of products and services to our clients from all global operations. We have invested considerably to develop a number of software automation tools designed to improve process institutionalization. For example, we have created and rolled out “Cognizant 2.0.” This is an Intelligent Delivery Ecosystem which orchestrates, across the organization, best practice methodologies and the collaboration and archival of knowledge. Cognizant 2.0 has already been rolled out over a significant number of projects and is quickly becoming a one stop shop for all project management, metrics and knowledge management. Cognizant 2.0 gradually replaces the existing set of internally developed tools such as Prolite, eTracker and qSmart.

Our process framework has been extensively adapted to cater to different types of projects managed by the organization, including Application Development, Application Maintenance, Testing, Mass Change, Data Migration, Reengineering, Business Process Outsourcing, IT infrastructure and Package Development projects.

Highly Skilled Workforce. Our managers and senior technical personnel provide in-depth project management expertise to customers. To maintain this level of expertise, we have placed significant emphasis on recruiting and training our workforce of highly skilled professionals. We have approximately 8,300 project managers and senior technical personnel around the world, many of whom have significant work experience in North America, Europe and Asia. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide five months of combined classroom and on-the-job training to newly hired programmers, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff. We were assessed by KPMG at Level 5 (the highest possible rating) of the People Capability Maturity Model (P-CMM) of the Software Engineering Institute at Carnegie Mellon University. This widely recognized means of implementing current best practices in fields such as human resources, knowledge management and organizational development help improve our processes for managing and developing our workforce and addressing critical people issues.

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

Well-Developed Infrastructure. Our extensive facilities, technology and communications infrastructure facilitate the seamless integration of our global workforces. This is accomplished by permitting team members in different locations to access common project information and to work directly on customer projects. This infrastructure allows for:

•	rapid completion of projects;

•	highest level of quality;

•	off-peak use of customers’ technological resources; and

•	real-time access to project information by the on-site account manager or the customer.

International time differences enable our offshore teams to access a customer’s computing facilities located in North America, Europe, the Asia Pacific region and other countries in which we provide services during off-peak hours. This ability to perform services during off-peak hours enables us to complete projects more rapidly and does not require our customers to invest in duplicative hardware and software. In addition, for large projects with short time frames, our offshore facilities allow for parallel processing of various development phases to accelerate delivery time. In addition, we can deliver services more rapidly than some competitors without an offshore labor pool because our lower labor costs enable us to cost-effectively assign more professionals to a project.

Business Strategies

Our objectives are to maximize stockholder value and enhance our position as a leading provider of information technology, consulting and business outsourcing services. We implement the following core strategies to achieve these objectives:

Further Develop Long-Term Customer Relationships. We have strong long-term strategic relationships with our customers and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our customers’ chief information officers, or other IT decision makers, by offering a wide array of cost-effective high quality services. Approximately 97% of our revenues for the year ended December 31, 2009 were derived from customers who had been using our services at the end of 2008. We also seek to leverage our experience with a customer’s IT systems into new business opportunities. Knowledge of a customer’s processes and IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional maintenance, development and other projects from that customer.

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

•	Customer Relationship Management (CRM);

•	Enterprise Resource Planning (ERP);

•	Data Warehousing / Business Intelligence (BI);

•	Software Testing;

•	Infrastructure Management; and

•	Vertically-Oriented Business and Knowledge Process Outsourcing (BPO and KPO).

We believe that the continued expansion of our service offerings will reduce our reliance on any one technology initiative and may help foster long-term relationships with our customers by allowing us to better serve their needs. Among service offerings, Infrastructure Management and Vertically-Oriented Business and Knowledge Process Outsourcing have been among the key drivers of growth.

Enhance Processes, Methodologies and Productivity Toolsets. With the globalization of business, we are committed to improving and enhancing our proprietary Process Space software engineering process and other methodologies and toolsets. In light of the rapid evolution of technology, we believe that continued investment in research and development is critical to our continued success. We are constantly designing and developing additional productivity software tools to automate testing processes and improve project estimation and risk assessment techniques. For example, we have created and rolled out “Cognizant 2.0” which uses groupware technology based on Web 2.0 technologies, enabling Cognizant associates to share project experiences and best practice methodologies across the organization with the objective of improving productivity.

Expand Domestic and International Geographic Presence. As we expand our customer base, we plan to open additional sales and marketing offices in North America, Europe, Latin America and Asia. This expansion is expected to facilitate sales and service to existing and new customers. We have established various sales and marketing offices in several metropolitan areas including: Atlanta (GA), Boston (MA), Bridgewater (NJ), Chicago (IL), Dallas (TX), Minneapolis (MN), Phoenix (AZ), Los Angeles (CA), Norwalk (CT), San Francisco (CA) and Teaneck (NJ). In addition, we have been pursuing market opportunities internationally through our international sales and marketing offices including: Amsterdam, Brussels, Buenos Aires, Chennai, Cyberjaya (Malaysia), Frankfurt, Geneva, London, Melbourne, Paris, Shanghai, Singapore, Stockholm, Tokyo, Toronto and Zurich.

Continue to be an Employer of Choice in the Industry. As a rapidly growing professional services firm, a key attribute of our continued success is the ability to continually hire, assimilate, motivate and retain the best talent possible in the industry. We have developed strong relationships with key universities around the world, particularly in India, to provide a continual funnel of talented staff from Tier One schools. In addition, we continue to expand our presence and brand in our key supply markets, further enhancing our ability to hire experienced professionals from competing IT services firms and industry to support our client needs and growth. We invest heavily in training programs (centered around Cognizant Academy), motivational programs and career development to ensure personal professional growth for each of our associates.

Pursue Selective Strategic Acquisitions, Joint Ventures and Strategic Alliances. We believe that opportunities exist in the fragmented market in which we operate to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence and our capabilities more rapidly, especially in geographic markets and key industries. For example, in 2009, we completed four acquisitions, to strengthen our Oracle Retail solutions services practice, our IT Infrastructure services practice, our Engineering and Manufacturing Solutions (EMS) practice, and our Financial Services KPO / BPO practice and enhance our service delivery capabilities in India. In addition, through our working relationships with independent software vendors we obtain projects using the detailed knowledge we gain in connection with a joint development process. Finally, we expect to continue to form strategic alliances with select IT service firms that offer complementary services to best meet the requirements of our customers.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our Teaneck, New Jersey headquarters and our business development offices which are strategically located in various metropolitan areas around the world including: Atlanta (GA), Boston (MA), Bridgewater (NJ), Chicago (IL), Dallas (TX), Los Angeles (CA), Minneapolis (MN), Norwalk (CT), Phoenix (AZ), San Francisco (CA), Teaneck (NJ), Amsterdam, Brussels, Buenos Aires, Chennai, Cyberjaya (Malaysia), Frankfurt, Geneva, London, Melbourne, Paris, Shanghai, Stockholm, Singapore, Tokyo, Toronto and Zurich. At December 31, 2009, we had 86 direct sales persons and 860 account managers and client partners. The sales and marketing group works with our technical team as the sales process moves closer to the customer’s selection of a services provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

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

Customers

The number of customers served by us has increased significantly in recent years. As of December 31, 2009, we were providing services to approximately 589 customers, as compared to approximately 565 customers as of December 31, 2008, and approximately 500 customers as of December 31, 2007. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues. For the years ended December 31, 2009, 2008 and 2007, 79.1%, 79.1% and 82.8% of our revenue, respectively, was from North American customers.

For the year ended December 31, 2009, we derived our revenues from the following business segments: 42.9% from Financial Services, 26.3% from Healthcare, 17.2% from Retail/Manufacturing/Logistics and 13.6% from Other.

We provide services either on a time-and-material basis or on a fixed price basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year.

Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2009	2008	2007
Revenues from top five customers as a percentage of total revenues	17.4%	19.4%	23.9%
Revenues from top ten customers as a percentage of total revenues	29.4%	30.0%	34.3%
Revenues under fixed-bid contracts as a percentage of total revenues	30.3%	26.7%	24.7%

Competition

The intensely competitive IT services and outsourcing market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

•	systems integration firms;

•	contract programming companies;

•	application software companies;

•	traditional large consulting firms;

•	the professional services groups of computer equipment companies; and

•	facilities management and outsourcing companies.

Our direct competitors include, among others, Infosys Technologies, Tata Consultancy Services and Wipro, which utilize an integrated global delivery business model comparable to that used by us. We also compete with large IT service providers with greater resources than us, such as Accenture, Computer Sciences Corporation, HP Enterprise (formerly Electronic Data Systems), Perot Systems (acquired by Dell Inc.) and IBM Global Services. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate.

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

Intellectual Property

Our intellectual property rights are important to our business. We presently hold no patents or registered copyrights. Instead, we rely on a combination of intellectual property laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. We require our employees, independent contractors, vendors and customers to enter into written confidentiality agreements upon the commencement of their relationships with us. These agreements generally provide that any confidential or proprietary information disclosed or otherwise made available by us be kept confidential. In addition, when we disclose any confidential or proprietary information to third parties, we routinely require those third parties to agree in writing to keep that information confidential.

A portion of our business involves the development for customers of highly complex information technology software applications and other technology deliverables. This intellectual property includes written specifications and documentation in connection with specific customer engagements. Our customers usually own the intellectual property rights in the software and other deliverables we develop for them.

On July 1,1998, Nielsen Media Research, Inc., the successor in interest to Cognizant Corporation, assigned all of its right, title and interest in and to the marks COGNIZANT and C & Design to Cognizant Technology Solutions Corporation. On February 6, 2003, Cognizant Technology Solutions Corporation assigned certain of its assets, including all of its intangible assets, to Cognizant Technology Solutions U.S. Corporation. As of December 31, 2009, Cognizant Technology Solutions U.S. Corporation or its predecessors is the record owner of: (a) two registrations for COGNIZANT, one registration for C & Design, one registration for MANAGED TEST CENTER, one registration for TWO-IN-A-BOX and one registration for STRATEGIC VISION, as well as six pending applications for GOVERNANCE IN A BOX, MAKING TECHNOLOGY EFFECTIVE, MDM EXPRESS, MDM-IN-A-BOX, SV (STYLIZED) and THREE-IN-A-BOX in the United States; (b) two registrations for COGNIZANT, one registration for C & Design, one application for COGNIZANT, two applications for C & Design, one application for TWO-IN-A-BOX and one application for THREE-IN-A-BOX in India; (c) a registration for COGNIZANT in Spain; (d) one registration for each COGNIZANT and C & Design, one registration for MDM EXPRESS and one registration for MDM-IN-A-BOX and applications for THREE-IN-A-BOX and TWO-IN-A-BOX in the European Union; and (e) six registrations and one application for COGNIZANT and two registrations and two applications for C & Design in Malaysia. In addition, as of December 31, 2009, Cognizant Technology Solutions U.S. Corporation, or its predecessors, is the record owner of a total of 244 trademark registrations in 60 countries.

Employees

We finished the year of 2009 with headcount of approximately 78,400. We employed approximately 62,400 persons in the Asia Pacific region, approximately 13,000 persons in various locations throughout North America and South America and over 3,000 persons in various locations throughout Europe, principally in the United Kingdom. We are not party to any significant collective bargaining agreements. We consider our relations with our employees to be good.

Our future success depends to a significant extent on our ability to attract, train and retain highly skilled IT development and other professionals. In particular, we need to attract, train and retain project managers, programmers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the United States, Europe and in India with the advanced technological skills necessary to perform the services we offer. We have an active recruitment program in India, and have developed a recruiting system and database that facilitates the rapid identification of skilled candidates. During the course of the year, we conduct extensive recruiting efforts at premier colleges and technical schools in India. We evaluate candidates based on academic performance, the results of a written aptitude test measuring problem-solving skills and a technical interview. In addition, we have an active lateral recruiting program in North America, Europe and India. A substantial majority of the personnel on most on-site teams and virtually all the personnel staffed on offshore teams is comprised of Indian nationals.

Our senior project managers are hired from leading consulting firms in the United States, Europe and India. Our senior management and most of our project managers have experience working in the United States and Europe. This enhances our ability to attract and retain other professionals with experience in the United States and Europe. We have also adopted a career and education management program to define our employees’ objectives and career plans. We have implemented an intensive orientation and training program to introduce new employees to the Process Space software engineering process, our other technologies and our services.

Our Executive Officers

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Lakshmi Narayanan(1)	56	Vice Chairman of the Board of Directors	2007
Francisco D’Souza(2)	41	President and Chief Executive Officer	2007
Gordon Coburn(3)	46	Chief Financial and Operating Officer, and Treasurer	2007
Ramakrishnan Chandrasekaran(4)	52	President and Managing Director, Global Delivery	2006
Rajeev Mehta(5)	43	Chief Operating Officer, Global Client Services	2006
Steven Schwartz(6)	42	Senior Vice President, General Counsel and Secretary	2007

(1)	Lakshmi Narayanan was appointed Vice Chairman of the Board of Directors, effective January 1, 2007. Mr. Narayanan served as our Chief Executive Officer from December 2003 through December 2006 and as our President from March 1998 through December 2006. Mr. Narayanan joined our Indian subsidiary as Chief Technology Officer in 1994 and was elected President of such subsidiary on January 1, 1996. Prior to joining us, from 1975 to 1994, Mr. Narayanan was the regional head of Tata Consultancy Services, a large consulting and software services company located in India. Mr. Narayanan serves on the board of directors and as the Chairman of the Governance Committee of TVS Capital Funds Limited. Mr. Narayanan holds a Bachelor of Science degree, a Master of Science degree and a Management degree from the Indian Institute of Science.
(2)	Francisco D’Souza was appointed President and Chief Executive Officer and became a member of the Board of Directors, effective January 1, 2007. Mr. D’Souza served as our Chief Operating Officer from December 2003 through December 2006. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D’Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D’Souza was employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D’Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D’Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D’Souza serves on the Board of Trustees of Carnegie Mellon University and the Board of Trustees of The New York Hall of Science. Mr. D’Souza holds a Bachelor of Business Administration degree from the University of East Asia and a Master of Business Administration degree from Carnegie Mellon University.
(3)	Gordon Coburn was appointed Chief Operating Officer, effective January 1, 2007. Mr. Coburn continues to serve as our Chief Financial Officer and Treasurer, positions he has held since his election in March 1998. Mr. Coburn served as our Executive Vice President from December 2003 through December 2006. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director—Group Finance & Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn serves on the board of directors of Corporate Executive Board Company and he also served on the board of directors of ICT Group, Inc. until its acquisition on February 2, 2010. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College.

(4)	Ramakrishnan Chandrasekaran was appointed President and Managing Director, Global Delivery in August 2006. Mr. Chandrasekaran served as our Executive Vice President and Managing Director from January 2004 through July 2006. Prior to that, from November 1999 to January 2004, he served as our Senior Vice President responsible for the ISV relationships, key alliances, capacity growth, process initiatives, business development and offshore delivery. Mr. Chandrasekaran joined us as Assistant Vice President in December 1994, before getting promoted to Vice President in January 1997. Mr. Chandrasekaran has more than 20 years of experience working in the IT services industry. Prior to joining us, Mr. Chandrasekaran worked with Tata Consultancy Services. Mr. Chandrasekaran holds a Mechanical Engineering degree and Master of Business Administration degree from the Indian Institute of Management.
(5)	Rajeev Mehta was appointed Chief Operating Officer, Global Client Services in August 2006 and is responsible for our sales, business development and client relationship management organizations. Mr. Mehta, who joined Cognizant in 1997, most recently served as Senior Vice President and General Manager of our Financial Services Business Unit, a position he held from June 2005 to August 2006. From November 2001 to June 2005, he served as our Vice President and General Manager of our Financial Services Business Unit. From January 1998 to November 2001, Mr. Mehta served as our Director of the U.S. Central Region. Mr. Mehta served as our Senior Manager of Business Development from January 1997 to January 1998. Prior to joining Cognizant in 1997, Mr. Mehta was involved in implementing GE Information Services offshore outsourcing program and also held consulting positions at Deloitte & Touche and Andersen Consulting. Mr. Mehta holds a Bachelor of Science degree from the University of Maryland and a Master of Business Administration degree from Carnegie-Mellon University.
(6)	Steven Schwartz was named Senior Vice President, General Counsel and Secretary in July 2007, having global responsibility for managing Cognizant’s legal function. Mr. Schwartz, who joined Cognizant in 2001, most recently served as Vice President and General Counsel, a position he held from March 2003 to July 2007. From April 2002 to March 2003, he served as our Vice President and Chief Corporate Counsel. From October 2001 to December 2002, he served as our Chief Corporate Counsel. Mr. Schwartz also serves as our Chief Legal Officer. Mr. Schwartz holds a Bachelor of Business Administration degree from the University of Miami, a Juris Doctor degree from Fordham University School of Law and an L.L.M. (in Taxation) degree from the New York University School of Law.

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

On January 30, 2003, we filed a tender offer in which IMS Health stockholders could exchange IMS Health shares held by them for our Class B common stock held by IMS Health. On February 13, 2003, IMS Health distributed all of our Class B common stock that IMS Health owned in an exchange offer to its stockholders. On February 21, 2003, pursuant to the terms of our Restated Certificate of Incorporation, all of the shares of Class B common stock automatically converted into shares of Class A common stock. Since February 21, 2003, there have been no outstanding shares of Class B common stock. Effective May 26, 2004, pursuant to our Certificate of Incorporation, there are no authorized shares of Class B common stock.

On April 12, 2004, our Board of Directors declared a conditional two-for-one stock split to be effected by a 100% stock dividend payable on June 17, 2004 to stockholders of record as of May 27, 2004. The stock split was subject to stockholder approval, which was obtained on May 26, 2004 and, as a result, the stock dividend was paid on June 17, 2004 to stockholders of record as of May 27, 2004.

On September 17, 2007, our Board of Directors declared a two-for-one stock split to be effected by a 100% stock dividend paid on October 16, 2007 to stockholders of record as of October 1, 2007.

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

In addition, we make available our code of business conduct and ethics entitled “Cognizant’s Core Values and Standards of Business Conduct” free of charge through our website. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and posting it on our website.

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

Our global operations are subject to complex risks, some of which might be beyond our control.

We have offices and operations in various countries around the world and provide services to clients globally. In 2009, approximately 79.1% of our revenues were attributable to the North American region, 18.5% were attributable to the European region, and 2.4% were attributable to the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

A substantial portion of our assets and operations are located in India and we are subject to regulatory, economic, political and other uncertainties in India.

We intend to continue to develop and expand our offshore facilities in India where a majority of our technical professionals are located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India have historically increased at a faster rate than in the United States. If this were to continue in the future, it would result in increased costs for our skilled professionals and thereby potentially reducing our operating margins. Also, there is no assurance that in future periods competition for skilled professionals will not drive higher salaries in India thereby resulting in increased costs for our technical professionals and reduced operating margins.

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

In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities, including us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, India’s central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including the fringe benefit tax (which was repealed as of April 1, 2009) and new service taxes, and income-related taxes, including the Minimum Alternative Tax. In addition, a change in government leadership in India or change in policies of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes could have a material adverse effect on our business, results of operations and financial condition.

In addition, the emergence of a widespread health emergency or pandemic could create economic or financial disruption that could negatively affect our revenue and operations or impair our ability to manage our business in certain parts of the world.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 20.9% of our revenues for the year ended December 31, 2009. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific and Latin America regions. In addition, the majority of our employees and our development and delivery centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance sheet items originally denominated in other currencies. During the year ended December 31, 2009, the depreciation of the Indian rupee versus the U.S. dollar favorably impacted our operating margins by 255 basis points or 2.55 percentage points as compared to 2008. Additionally, during the year ended December 31, 2009, we recorded net foreign currency gains of $1.7 million, inclusive of losses of $20.8 million on undesignated balance sheet hedges. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities will be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.

Our operating results may be adversely affected by our use of derivative financial instruments.

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. These contracts are intended to partially offset the impact of the movement of the exchange rates on future operating costs. In addition, we also entered into foreign exchange forward contracts in order to mitigate foreign currency risk on Indian rupee denominated net monetary assets. The hedging strategies that we have implemented or may implement to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. Accordingly, we may incur losses from our use of derivative financial instruments that could have a material adverse affect on our business, results of operations and financial condition.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these regulations could harm our business.

Because we provide services to clients throughout the world, we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these laws or regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries of which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable legal and regulatory requirements could have a material adverse effect on our business, results of operations and financial condition.

In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anticorruption laws or regulations, including the U.S. Foreign Corrupt Practices Act. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these policies or procedures or applicable anticorruption laws or regulations. Violations of these laws or regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from government contracting, any of which could have a material adverse effect on our business.

International hostilities, terrorist activities, other violence or war, natural disasters, pandemics and infrastructure disruptions, could delay or reduce the number of new service orders we receive and impair our ability to service our customers, thereby adversely affecting our business, financial condition and results of operations.

Hostilities involving the United States and other acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, the attacks of November 26, 2008 in Mumbai, India, and the continuing conflict in Iraq and Afghanistan, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to service our customers. Such events could cause customers to delay their decisions on spending for information technology, consulting, and business and knowledge process outsourcing services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients, which could affect our financial results. By disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to our clients. The majority of our technical professionals are located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.

Although we continue to believe that we have a strong competitive position in the United States, we continue to increase our efforts to geographically diversify our clients and revenue. Despite our efforts to diversify, hostilities involving the United States, the United Kingdom, India and other countries in which we provide services to our clients, and other acts of terrorism, violence or war, natural disasters, global health risks or pandemics may reduce the demand for our services and negatively affect our revenues and profitability. While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities and systems against all such occurrences. If these disruptions prevent us from effectively serving our clients, our operating results could be adversely affected.

Anti-outsourcing legislation, if adopted, could adversely affect our business, financial condition and results of operations and impair our ability to service our customers.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in

Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the United States. Senators Richard Durbin (D-Illinois) and Charles Grassley (R-Iowa) have introduced a bill which would, if enacted, severely restrict the use of certain temporary business visas. Given the ongoing debate over this issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may: (1) broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, (2) impact private industry with measures such as tax disincentives or intellectual property transfer restrictions, and/or (3) restrict the use of certain business visas. In the event that any of these measures become law, our business, results of operations and financial condition could be adversely affected and our ability to service our customers could be impaired.

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

Legislation enacted in certain European jurisdictions and any future legislation in Europe, countries within the Asia Pacific region or any other country in which we have clients restricting the performance of business process services from an offshore location could also have a material adverse effect on our business, results of operations and financial condition. For example, new legislation recently enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union, or EU, countries, and provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients who outsource business to us in the United Kingdom and other EU countries who have adopted similar laws. This legislation may materially affect our ability to obtain new business from companies in the United Kingdom and EU and to provide outsourced services to companies in the United Kingdom and EU in a cost-effective manner.

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

The H-1B visa classification enables United States employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. Although CIS has reached its general cap and advanced degree cap for fiscal year 2010, we expect to be able to file H-1B petitions with CIS against the fiscal year 2011 caps beginning April 1, 2010 for work in H-1B status beginning on October 1, 2011. As a part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

We also regularly transfer employees from India to the United States to work on projects, at client sites, using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives, and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre-approved by CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing a pre-approval process through CIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and CIS, which adjudicates petitions for initial grants and extensions of L-1 status, have become increasingly restrictive with respect to this category. As a result, the rate of refusals of initial L-1 petitions and extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

On December 8, 2004, President Bush signed the L-1 Visa Reform Act, which was part of the fiscal year 2005 Omnibus Appropriations Act (Public Law 108-447 at Division J, Title IV). This legislation contained several important changes to the laws governing L-1 visa holders. All of the changes took effect on June 8, 2005. Under one provision of this law, all L-1 applicants, including those brought to the United States under a Blanket L Program, must have worked abroad with the related company for one full year in the prior three years. The provision allowing Blanket L applicants who had worked abroad for the related company for six months during the qualifying three-year period was revoked. In addition, L-1B holders (intracompany transferees with specialized company knowledge) may not be primarily stationed at the work site of another employer if the L-1B visa holder will be controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

We do not place L-1B workers at third party sites where they are under the primary supervision of a different employer, nor do we place L-1B workers at third party sites in an arrangement to provide labor for the third party without providing a service involving our specialized knowledge. Since implementation of this law, we consistently have established this fact to CIS’s satisfaction. However, if CIS and/or the United States Department of State, through its visa-issuing consular posts abroad, decide to interpret these provisions in a very restrictive fashion, this could impair our ability to staff our projects in the United States with resources from our entities abroad. In addition, CIS has not yet issued regulations governing these statutory provisions. If such regulations are restrictive in nature, this could impair our ability to staff our projects in the United States with resources from our entities abroad.

We also process immigrant visas for lawful permanent residence in the United States for employees to fill positions for which there are an insufficient number of able, willing, and qualified United States workers available to fill the positions. Compliance with existing United States immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

In addition to immigration restrictions in the United States, there are certain restrictions on transferring employees to work in the United Kingdom, where we have experienced significant growth. The United Kingdom currently requires that all employees who are not nationals of European Union countries (plus nationals of Bulgaria and Romania) or EEA nationals, obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. New European nations such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but employees need to register to work within 30 days of arrival. On November 27, 2008, the United Kingdom introduced a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom can accumulate a certain number of points based on certain attributes. Where the employee has not worked for a Cognizant group company outside the United Kingdom for at least 6 months, we will need to carry out a resident labor market test to confirm that the intended role cannot be filled by an EEA national. We are currently an A-rated sponsor and were allocated certificates of sponsorship which we believe are sufficient to meet our demand for transfers to the United Kingdom.

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

Approximately 79.1% of our revenues during the year ended December 31, 2009 were derived from customers located in North America. In the same period, approximately 18.5% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States and Europe. In addition, during the year ended December 31, 2009, we earned approximately 42.9% of our revenues from the financial services industry, which includes insurance. A continuation of the current crisis in the financial services industry and significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

We face intense competition from other service providers.

The intensely competitive information technology, consulting and business process outsourcing professional services markets includes a large number of participants and is subject to rapid change. These markets includes participants from a variety of market segments, including:

•	systems integration firms;

•	contract programming companies;

•	application software companies;

•	internet solutions providers;

•	large or traditional consulting companies;

•	professional services groups of computer equipment companies; and

•	infrastructure management and outsourcing companies.

These markets also include numerous smaller local competitors in the various geographic markets in which we operate which may be able to provide services and solutions at lower costs or on terms more attractive to clients than we can. Our direct competitors who use the on-site/offshore business model include, among others, Infosys Technologies, Tata Consultancy Services and Wipro. In addition, many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition and, therefore, may be better able to compete for new work and skilled professionals. Some of these larger competitors, such as Accenture, Electronic Data Systems (acquired by Hewlett-Packard Company) Perot Systems (acquired by Dell Inc.) and IBM Global Services, have offshore operations. There is a risk that increased competition could put downward pressure on the prices we can charge for our services and on our operating margins. Similarly, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. Even if our offerings address industry and client needs, our competitors may be more successful at selling their services. If we are unable to provide our clients with superior services and solutions at competitive prices, our results of operations may suffer. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. We cannot assure you that we will be able to sustain our current levels of profitability or growth as competitive pressures, including competition for skilled technology professionals and pricing pressure from competitors employing an on-site/offshore business model, increase.

In addition, we may face competition from companies that increase in size or scope as the result of strategic mergers or acquisitions. These transactions may include consolidation activity among hardware manufacturers, software companies and vendors, and service providers. The result of any such vertical integration may be greater integration of products and services that were once offered separately by independent vendors. Our access to such products and services may be reduced as a result of this industry trend, which could adversely affect our competitive position.

We may not be able to sustain our current level of profitability.

For the year ended December 31, 2009, we reported an operating margin of 18.9%. Our operating margin may decline if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

Our profitability could suffer if we are not able to control our costs.

Our ability to control our costs and improve our efficiency affects our profitability. If we are unable to control our costs or improve our efficiency, our profitability could be negatively affected.

Our business will suffer if we fail to develop new services and enhance our existing services in order to keep pace with the rapidly evolving technological environment.

The information technology, consulting and outsourcing services market is characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the markets in which we provide services. We cannot assure you that we will be successful in developing new services addressing evolving technologies on a timely or cost-effective basis or, if these services are developed, that we will be successful in the marketplace. In addition, we cannot assure you that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

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

We have been expanding the nature and scope of our engagements and have added new service offerings, such as IT consulting, business and knowledge process outsourcing, systems integration and outsourcing of entire portions of IT infrastructure. The success of these service offerings is dependent, in part, upon continued demand for such services by our existing and new clients and our ability to meet this demand in a cost-competitive and effective manner. In addition, our ability to effectively offer a wider breadth of end-to-end business solutions depends on our ability to attract existing or new clients to these service offerings. To obtain engagements for such end-to-end solutions, we also are more likely to compete with large, well-established international consulting firms, resulting in increased competition and marketing costs. Accordingly, we cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract existing and new clients to these service offerings.

The increased breadth of our service offerings may result in larger and more complex projects with our clients. This will require us to establish closer relationships with our clients and a thorough understanding of their operations. Our ability to establish such relationships will depend on a number of factors, including the proficiency of our professionals and our management personnel. Our failure to understand our client requirements or our failure to deliver services which meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages.

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

If our clients are not satisfied with our services, our business could be adversely affected.

Our business model depends in large part on our ability to attract additional work from our base of existing clients. Our business model also depends on relationships our account teams develop with our clients so that we can understand our clients’ needs and deliver solutions and services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. In addition, negative publicity related to our client services or relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

We rely on a few customers for a large portion of our revenues.

Our top five customers generated approximately 17.4% of our revenues for the year ended December 31, 2009. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

We generally do not have long-term contracts with our customers and our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

Consistent with industry practice, we generally do not enter into long-term contracts with our customers. A majority of our contracts can be terminated by our clients with short notice and without significant early termination cost. Terminations may result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial conditions of the client, changes in ownership or management at our clients, changes in client strategies or the economy or markets generally. When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate our associated costs in a timely manner. Consequently, our profit margins in subsequent periods could be lower than expected. If we are unable to replace the lost revenue with other work on terms we find acceptable or effectively eliminate costs, we may not be able to maintain our level of profitability.

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

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as the continued credit crisis and related turmoil in the global financial system, could also result in financial difficulties, including limited access to the credit markets, insolvency or bankruptcy, for our clients, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

We are investing substantial cash assets in new facilities and physical infrastructure, and our profitability could be reduced if our business does not grow proportionately.

We have made and continue to make significant contractual commitments related to capital expenditures on construction or expansion of our development and delivery centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability may be reduced.

Competition for highly skilled technical personnel is intense and the success of our business depends on our ability to attract and retain highly skilled professionals.

Our future success will depend to a significant extent on our ability to attract, train and retain highly skilled professionals so as to keep our supply of skills and resources in balance with client demand. In particular, we must attract, train and retain appropriate numbers of talented people, including project managers, IT engineers and other senior technical personnel, with diverse skills in order to serve client needs and grow our business. We are particularly dependent on retaining our senior executives and other experienced managers with the skill sets required by our business, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. Similarly, the profitability of our business model depends on our ability to effectively utilize personnel with the right mix of skills and experience to support our projects. The processes and costs associated with recruiting, training and retaining employees place significant demands on our resources.

We believe there is a shortage of, and significant competition for, professionals in the United States, Europe and India with the advanced technological skills necessary to perform the services we offer. We have subcontracted to a limited extent in the past, and may do so in the future, with other service providers in order to meet our obligations to our customers. Our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain technical personnel with the skills that keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. Further, we must train and manage our growing work force, requiring an increase in the level of responsibility for both existing and new management personnel. We cannot assure you that the management skills and systems currently in place will be adequate or that we will be able to train and assimilate new employees successfully. Our profits and ability to compete for and manage client engagements could be adversely affected if we cannot manage employee hiring and attrition to achieve an efficient workforce structure.

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

Our earnings may be adversely affected if we change our intent not to repatriate earnings in India or if such earnings become subject to U.S. tax on a current basis.

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

In early 2009, President Obama’s Administration announced a number of tax-related legislative proposals that would, among other things, seek to effectively tax certain profits of U.S. companies earned abroad. Although the President did not include several of these proposals in the budget he announced in early 2010, Congress could consider any of these measures at any time. If enacted into law, and depending on their precise terms, these proposals could increase our tax rate and tax payments, and have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be negatively impacted upon the loss of certain tax benefits provided by India to companies in our industry as well as from proposed tax legislation in India.

Our Indian subsidiaries are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park, or STP, with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current Indian tax law, export profits after March 31, 2011 from our existing STPs will be fully taxable at the Indian statutory rate (which is currently 33.99%) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2011, we expect that our effective income tax rate will increase significantly beginning in calendar year 2011.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 30.3% of our revenues for the year ended December 31, 2009. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

Our profitability could suffer if we are not able to maintain favorable pricing rates.

Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	our competitors’ pricing policies;

•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over increasingly longer contract periods;

•	bid practices of clients and their use of third-party advisors;

•	the use by our competitors and our clients of offshore resources to provide lower-cost service delivery capabilities;

•	our ability to charge premium prices when justified by market demand or the type of service; and

•	general economic and political conditions.

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

If we do not continue to improve our operational, financial and other internal controls and systems to manage our rapid growth and size or if we are unable to enter, operate and compete effectively in new geographic markets, our business may suffer and the value of our shareholders’ investment may be harmed.

Our anticipated growth will continue to place significant demands on our management and other resources. Our growth will require us to continue to develop and improve our operational, financial and other internal controls, both in the United States, India and elsewhere. In particular, our continued growth will increase the challenges involved in:

•	recruiting, training and retaining technical, finance, marketing and management personnel with the knowledge, skills and experience that our business model requires;

•	maintaining high levels of client satisfaction;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal systems;

•	preserving our culture, values and entrepreneurial environment; and

•	effectively managing our personnel and operations and effectively communicating to our personnel worldwide our core values, strategies and goals.

In addition, the size and scope of our operations increase the possibility that an employee will engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train our people and maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

As part of our growth strategy, we are expanding our operations in Europe, Asia, Middle East, and Latin America. We may not be able to compete effectively in these markets and the cost of entering these markets may be substantially greater than we expect. If we fail to compete effectively in the new markets we enter, or if the cost of entering those markets is substantially greater than we expect, our business, results of operations and financial condition could be adversely affected. In addition, if we cannot compete effectively, we may be required to reconsider our strategy to invest in our international expansion plans and change our intent on the repatriation of our earnings.

Our operating results may experience significant quarterly fluctuations.

We historically have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

•	the nature, number, timing, scope and contractual terms of the projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects; and

•	general economic conditions.

In addition, our future revenues, operating margins and profitability may fluctuate as a result of:

•	changes in pricing in response to customer demand and competitive pressures;

•	changes to the financial condition of our clients;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates, including the Indian rupee versus the U. S. dollar;

•	the timing of collection of accounts receivable;

•	enactment of new taxes;

•	changes in domestic and international income tax rates and regulations; and

•	changes to levels and types of stock-based compensation awards and assumptions used to determine the fair value of such awards.

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

We could be held liable for damages or our reputation could be damaged by disclosure of confidential information or personal data or system failures.

We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. In addition, many of our engagements involve projects that are critical to the operations of our customers’ businesses and provide benefits that are difficult to quantify. Any failure in a customer’s computer system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit by contract our liability for damages arising from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that any contractual limitations on liability will be enforceable in all instances or will otherwise protect us from liability for damages.

In addition, we often have access to or are required to manage, utilize, collect and store sensitive or confidential client or employee data, including nonpublic personal data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to significant liability to our clients or our clients’ customers for breaching contractual confidentiality provisions or privacy laws as well as liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop or manage for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation.

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

Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

If we fail to meet our contractual obligations or otherwise breach obligations to our clients, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. In addition, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us. Our contracts might not always protect us adequately through limitations on the scope and/or amount of our potential liability. If we cannot or do not meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the terms of our agreements, we might face significant legal liability and our business could be adversely affected.

We could incur liability or our reputation could be damaged if our provision of services and solutions to our clients contributes to our clients’ internal control deficiencies.

Our clients may perform audits or require us to perform audits and provide audit reports with respect to the controls and procedures that we use in the performance of services for such clients, especially when we process data belonging to them. Our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion, with respect to our controls and procedures in connection with any such audit in a timely manner. Additionally, we could incur liability if our controls and procedures, or the controls and procedures we manage for a client, were to result in internal controls failures or impair our client’s ability to comply with its own internal control requirements.

If we are unable to protect our intellectual property rights, our business may be adversely affected.

Our future success will depend in part on our ability to protect our proprietary methodologies and other intellectual property. We presently hold no patents or registered copyrights, and rely upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect our intellectual property rights. Existing laws of some countries in which we provide services or solutions, such as China, might offer only limited protection of our intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. We believe that laws, rules, regulations and treaties in effect in the United States, India and other countries in which we operate are adequate to protect us from misappropriation or unauthorized use of our copyrights and other intellectual property. However, there can be no assurance that these laws will not change and, in particular, that the laws of India or the United States will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States or from the United States to India. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of any of our intellectual property, or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights.

Enforcing our rights might also require considerable time, money and oversight. Unauthorized use of our intellectual property may result in development of technology, products or services that compete with our products and services and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. If we are unable to protect our intellectual property, our business may be adversely affected.

Depending on the circumstances, we might need to grant a specific client greater rights in intellectual property developed or used in connection with a contract than we generally do. In certain situations, we might forego all rights to the use of intellectual property we create and intend to reuse across multiple client engagements, which would limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

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

We expect to continue our program of pursuing strategic acquisitions and joint ventures designed to enhance our capabilities, enable us to expand our geographic presence, especially in the European market, enter new technology areas or expand our capacity. We cannot assure you that we will successfully identify suitable acquisition candidates, consummate any acquisition or joint venture, integrate any acquired business or joint venture into our operations or achieve desired financial and operating results. Further, acquisitions and joint ventures involve a number of special risks, including diversion of management’s attention and failure to retain key personnel. We might need to dedicate additional management and other resources to complete the transactions. Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. Also, we may finance any future acquisitions with cash, debt financing, the issuance of equity securities or a combination of the foregoing. We cannot assure you that we will be able to arrange adequate financing on acceptable terms. In addition, acquisitions financed with the issuance of our equity securities could be dilutive.

Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. While we generally require the selling party to indemnify us for any and all liabilities associated with such liabilities, if for any reason the seller does not perform their indemnification obligation, we may be held responsible for such liabilities. In addition, as part of an acquisition, we may assume responsibilities and obligations of the acquired business pursuant to the terms and conditions of services agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. Although we attempt to structure acquisitions in such a manner as to minimize the liability that could arise from such contractual commitments, we cannot assure you that any of our efforts to minimize the liability will be effective in all instances or will otherwise protect us from liability for damages under such agreements. The discovery of any material liabilities associated with our acquisitions for which we are unable to receive indemnification could harm our operating results.

System failure or disruptions in communications could disrupt our business and result in lost customers and curtailed operations which would reduce our revenue and profitability.

To deliver our services to our customers, we must maintain a high speed network of satellite, fiber optic and land lines and active voice and data communications 24 hours a day between our main offices in Chennai, our other development and delivery centers and the offices of our customers worldwide. Although we maintain redundancy facilities and satellite communications links, any systems failure or a significant lapse in our ability to transmit voice and data through satellite and telephone communications could result in lost customers and curtailed operations which would reduce our revenue and profitability.

Consolidation in the industries that we serve could adversely affect our business.

Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge or consolidate and combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business.

Our ability to attract and retain business may depend on our reputation in the marketplace.

Our services are marketed to clients and prospective clients based on a number of factors. Since many of our specific client engagements involve unique services and solutions, our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. We believe the Cognizant brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Cognizant brand name and could reduce investor confidence in us, adversely affecting our share price.

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

Our share price could be adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations, and the market price of our securities could be materially adversely affected.

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. We believe that based on our current cash, cash equivalents and investment balances and expected operating cash flows, the current lack of liquidity in the credit markets will not have a material impact on our liquidity, cash flow or financial flexibility. Continued deterioration of the credit and capital markets could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. The continued decline in economic activity could adversely affect the ability of counterparties to certain financial instruments such as marketable securities and derivatives to meet their obligations to us.

Funds associated with auction-rate securities that we hold as investments may not be liquid and our auction-rate securities may decline in value.

As of December 31, 2009, our short-term and long-term investments totaled $449.5 million and included $129.1 million in long-term AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program, or FFELP. In addition, the remainder of our long-term investments included an asset of $22.0 million related to the UBS Right. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of December 31, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par. In November 2008, we accepted an offer from UBS AG, or UBS, to sell to UBS, at par value ($151.3 million at December 31, 2009), our auction-rate municipal debt securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate municipal debt securities or sell them on our behalf at par value any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. UBS’s inability to perform under the UBS Right and the lack of liquidity for auction-rate municipal debt securities in the financial markets could have a material adverse effect on our financial condition and results of operations.

Our stock price continues to be volatile.

Our stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price should reflect future growth and profitability expectations and, if we fail to meet these expectations, our stock price may significantly decline.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

To support our planned growth, we are continually expanding our development and delivery center capacity through the construction of new facilities, supplemented by additional leasing of non-owned facilities. Below is a summary of development and delivery facilities in India and China and our executive office in Teaneck, New Jersey.

Location	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage
Development and Delivery Facilities:
India:
Chennai	10	1,263,480	1,782,953	3,046,433
Pune	6	867,807	343,703	1,211,510
Bangalore	4	647,945	225,000	872,945
Kolkata	5	419,929	827,727	1,247,656
Hyderabad	6	908,158	—	908,158
Coimbatore	3	173,641	725,611	899,252
Mumbai	2	172,745	—	172,745
Gurgaon	3	77,726	—	77,726
Cochin	1	73,800	—	73,800
Shanghai, China	3	99,055	—	99,055

Total	43	4,704,286	3,904,994	8,609,280

Executive Office:
Teaneck	1	71,850	—	71,850

We operate out of our Teaneck, New Jersey headquarters and our regional and international offices. We have business development offices located in metropolitan areas including: Atlanta (GA), Boston (MA), Bridgewater (NJ), Chicago (IL), Dallas (TX), Los Angeles (CA), Minneapolis (MN), Norwalk (CT), Phoenix (AZ), San Francisco (CA), Teaneck (NJ), Amsterdam, Brussels, Buenos Aires, Chennai, Cyberjaya (Malaysia), Frankfurt, Geneva, London, Melbourne, Paris, Shanghai, Singapore, Stockholm, Tokyo, Toronto and Zurich. In addition, we operate development and delivery facilities in Bentonville (AR), Boston (MA), Bridgewater (NJ), Chicago (IL), Phoenix (AZ), Amsterdam, Budapest, Buenos Aires, Mexico, the Philippines and Toronto. We also have several training facilities strategically located near or within our main offices and development and delivery centers. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

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

Quarter Ended	High	Low	Cash Dividend Per Share
March 31, 2008	$34.00	$23.37	$0.00
June 30, 2008	$37.10	$26.32	$0.00
September 30, 2008	$32.53	$20.68	$0.00
December 31, 2008	$22.69	$14.38	$0.00
March 31, 2009	$22.18	$17.26	$0.00
June 30, 2009	$27.90	$20.35	$0.00
September 30, 2009	$39.40	$25.01	$0.00
December 31, 2009	$46.61	$36.69	$0.00

As of December 31, 2009, the approximate number of holders of record of our Class A common stock was 211 and the approximate number of beneficial holders of our Class A common stock was 45,600.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of the business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the shares of our Class A common stock that may be issued under our existing equity compensation plans. We previously had four equity compensation plans, each of which was approved by our stockholders: (1) Amended and Restated 1999 Incentive Compensation Plan, which we refer to as the 1999 Incentive Plan; (2) Amended and Restated Non-Employee Directors’ Stock Option Plan, which we refer to as the Director Plan; (3) the Amended and Restated Key Employees’ Stock Option Plan; and (4) the 2004 Employee Stock Purchase Plan. The 1999 Incentive Plan, the Director Plan and the Key Employees’ Stock Option Plan were succeeded by the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan, which we refer to as the 2009 Incentive Plan, which was approved by our stockholders. Awards granted under the previous plans are still valid, however no additional awards may be granted from the 1999 Incentive Plan, the Director Plan and the Key Employees Stock Option Plan. For additional information on our equity compensation plans, please see Note 12 to the consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Vesting of Awards or Exercise of Outstanding Stock Options		Weighted Average Exercise Price of Awards or Outstanding Stock Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders—stock options(1)	19,080,201	(2)	$18.56	23,876,038	(3)
Equity compensation plans that have been approved by security holders—performance stock units(4)	921,407		N/A	—
Equity compensation plans that have been approved by security holders—restricted stock units(5)	1,556,796		N/A	—
Equity compensation plans not approved by security holders	—			—

Total	21,558,404			23,876,038

(1)	Consists of the 1999 Incentive Plan, the Director Plan, the Key Employees’ Stock Option Plan, the 2004 Employee Stock Purchase Plan and the 2009 Incentive Compensation Plan.
(2)	Excludes purchase rights outstanding under the 2004 Employee Stock Purchase Plan. Under such plan, employees may purchase whole shares of stock at price per share equal to 90% of the lower of the fair market value per share on the first day of the purchase period or the fair market value per share on the last day of the purchase period.
(3)	Includes 22,650,537 shares of Class A common stock available for future issuance under the 2009 Incentive Compensation Plan and 1,225,501 shares of Class A common stock available for future issuance under the 2004 Employee Stock Purchase Plan.
(4)	Consists of 680,007 shares and 241,400 shares that are issuable to holders of performance stock units granted pursuant to the 1999 Incentive Plan and the 2009 Incentive Compensation Plan, respectively, upon the achievement of certain performance and vesting criteria.
(5)	Consists of 566,492 shares and 990,304 shares that are issuable to holders of restricted stock units granted pursuant to the 1999 Incentive Plan and the 2009 Incentive Plan, respectively.

Issuer Purchases of Equity Securities

In December 2008, our Board of Directors authorized up to $50.0 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock. The $50.0 million authorization excluded fees and expenses and expired in December 2009. The program authorized management to repurchase shares opportunistically in the open market or in private transactions from time to time, depending on market conditions. No shares were repurchased under this program during the fourth quarter of 2009. No shares remain available for purchase under the authorization.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
October 2009	—	$—	—	$37,581
November 2009	—	$—	—	$37,581
December 2009	—	$—	—	$—

Total	—	$—	—

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the NASDAQ-100 Index, S&P 500 Index and a Peer Group Index (capitalization weighted) for the period beginning January 1, 2005 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)

Among Cognizant, the NASDAQ-100 Index, the S&P 500 Index

And a Peer Group Index(3) (Capitalization Weighted)

Company / Index	Base Period 12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
COGNIZANT TECHNOLOGY SOLUTIONS CORP	100	118.76	182.28	160.36	85.33	214.17
S&P 500 INDEX	100	104.91	121.48	128.16	80.74	102.11
NASDAQ-100	100	101.49	108.38	128.61	74.74	114.75
PEER GROUP	100	106.86	139.00	129.95	82.46	153.22

(1)	Graph assumes $100 invested on January 1, 2005 in our Class A common stock, the NASDAQ-100 Index, the S&P 500 Index, and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)	We have constructed a Peer Group Index of other information technology consulting firms consisting of Accenture Ltd., Computer Sciences Corporation, Computer Task Group, Inc., Diamond Management & Technology Consultants, Inc., Exlservice Holdings Inc, Genpact Ltd Inc., iGate Corp., Infosys Technologies Ltd., Sapient Corp., Satyam Computer Services Ltd., Syntel, Inc., Wipro Ltd. and WNS Holdings LTD.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2007, 2006 and 2005 and for each of the years ended December 31, 2006 and 2005 are derived from our audited financial statements not included elsewhere herein. Our selected consolidated financial information for 2009, 2008 and 2007 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009(1)	2008(1)	2007(1)	2006(1)	2005(2)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$3,278,663	$2,816,304	$2,135,577	$1,424,267	$885,830
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,849,443	1,572,816	1,206,035	787,923	479,915
Selling, general and administrative expenses	721,359	652,021	494,102	343,238	206,899
Depreciation and amortization expense	89,371	74,797	53,918	34,163	21,400

Income from operations	618,490	516,670	381,522	258,943	177,616

Other income (expense), net:
Interest income	15,895	22,188	29,560	17,615	8,982
Other income (expense), net	2,566	(23,648)	3,274	1,253	(1,326)

Total other income (expense), net	18,461	(1,460)	32,834	18,868	7,656

Income before provision for income taxes	636,951	515,210	414,356	277,811	185,272
Provision for income taxes	101,988	84,365	64,223	45,016	19,006

Net income	$534,963	$430,845	$350,133	$232,795	$166,266

Basic earnings per share	$1.82	$1.49	$1.22	$0.83	$0.61

Diluted earnings per share	$1.78	$1.44	$1.15	$0.77	$0.57

Cash dividends declared per common share	$—	$—	$—	$—	$—

Weighted average number of common shares outstanding—Basic	293,304	290,121	288,155	281,715	272,988

Weighted average number of common shares outstanding—Diluted	301,115	298,940	303,593	301,124	293,790

Cash and cash equivalents and short-term investments	$1,399,332	$762,579	$670,425	$648,159	$424,001
Long-term investments	151,131	161,693	—	—	—
Long-term obligations:
Deferred income tax liabilities, net	—	7,294	15,145	—	—
Other noncurrent liabilities	38,455	14,111	14,267	2,979	1,953
Working capital	1,660,960	1,080,542	901,495	790,888	509,628
Total assets	3,338,240	2,374,560	1,838,306	1,325,981	869,893
Stockholders’ equity	2,653,177	1,965,578	1,468,210	1,073,499	714,145

(1)	Includes the impact of our adoption of accounting for stock-based compensation effective January 1, 2006 and the impact of the stock-based Indian fringe benefit tax for the period April 1, 2007 to March 31, 2009. For additional information, refer to Note 12 (Stock-Based Compensation Plans) to our consolidated financial statements.
(2)	For the year ended December 31, 2005, our consolidated statement of operations data includes the reduction of income tax expense (one-time income tax benefit) of $12,411, $0.05 per basic earnings per share and $0.04 per diluted earnings per share related to the repatriation of $60,000 of Indian earnings pursuant to the American Jobs Creation Act of 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

In 2009, our revenues increased to $3,278.7 million compared to $2,816.3 million in 2008. Net income increased to $535.0 million or $1.78 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense net of tax of $0.12 per diluted share during 2009. This is compared to $430.8 million, or $1.44 per diluted share, including stock-based compensation expense and stock-based Indian fringe benefit tax expense net of tax of $0.15 per diluted share during 2008. The key drivers of our revenue growth in 2009 were as follows:

•	strong performance within our Healthcare and Manufacturing/Retail/Logistics business segments, each of which had revenue growth equal to or greater than 25.0%;

•	strong performance in North America where we experienced revenue growth of 16.4% in 2009 as compared to 2008;

•	continued penetration of the European market where we experienced revenue growth of 12.1%, and success with our recent entry in the Asian markets where we grew by 65.9%, in 2009 as compared to 2008;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the year with approximately 589 active clients compared to approximately 565 as of December 31, 2008 and increased the number of strategic clients by 16 during the year bringing the total number of our strategic clients to 144. We define a strategic client as one offering the potential to generate $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for 17.4% and 29.4%, respectively, of our total revenues in 2009 as compared to 19.4% and 30.0%, respectively, for the year ended December 31, 2008. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

Our revenue from European customers increased by 12.1% to approximately $606.8 million in 2009 compared to approximately $541.1 million in 2008. Our operation in the United Kingdom, or UK reported a 7.8% increase in revenue to approximately $353.5 million in 2009, as compared to approximately $328.0 million in 2008. This increase is primarily attributed to growth from existing and new customers in our Healthcare and Manufacturing /Retail/Logistics business segments and was offset by year-over-year unfavorable movement in foreign exchange rates which negatively impacted revenue in 2009 by approximately $50.1 million. Revenue from Europe, excluding the UK, increased by approximately 18.9% to approximately $253.3 million in 2009 from approximately $213.1 million in 2008. We believe that Europe will continue to be an area of significant investment for us as we see this region and the Asia Pacific region, particularly Japan, India, Australia and Singapore, as growth opportunities for the long-term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. Recent NASSCOM (India’s National Association of Software and Service Companies) reports state that India’s IT software and services and business process outsourcing sectors are expected to reach almost $50 billion by the end of NASSCOM’s fiscal year March 31, 2010. This is an expected growth rate of approximately 5.5% over the prior fiscal year. Additionally, the FY 2010-11 Outlook for these sectors expects revenue growth of 13% to 15%. According to the latest NASSCOM “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities and are expected to result in export revenues of $175 billion by 2020.

In 2009, our operating margin increased to 18.9% compared to 18.3% in 2008. Excluding stock-based compensation costs of $44.8 million and stock-based Indian fringe benefit tax expense of $0.9 million, operating margin in 2009 was 20.3%. This was slightly above our historic targeted operating margin range, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues. The operating margin increase was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of our revenue growth outpacing our headcount growth, partially offset by an increase in compensation costs, including incentive-based compensation costs, and investments to grow our business. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of IT service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2010, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

We finished the year with total headcount of approximately 78,400, an increase of approximately 16,700 over the prior year. The increases in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, are the primary drivers of the increase in our operating expenses in 2009. Annualized turnover, including both voluntary and involuntary, was approximately 10.3% for 2009. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced wage inflation in India, which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages represented less than 20% of our total operating expenses.

Our current India real estate development program includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330.0 million through the end of the program on land acquisition, facilities construction and furnishings to build new state-of-the-art IT development and delivery centers in regions primarily designated as Special Economic Zones located in India. During 2010, we expect to spend approximately $180 million globally for capital expenditures.

At December 31, 2009, we had cash and cash equivalents and short-term investments of $1,399.3 million and working capital of approximately $1,661.0 million. Accordingly, we do not anticipate any near-term liquidity issues. During 2009, we repurchased $12.4 million of our Class A common stock under a stock repurchase program that expired in December 2009. Stock repurchases under this program were funded from working capital.

While several measures have indicated that the economy may be improving, the economic environment remains fragile. During 2010, we expect the following factors to affect our business and our operating results:

•	Stabilization of global economic conditions and the financial services sector;

•	Normalization of customer IT budgets, which may result in spending by customers on discretionary projects, specifically application development projects. In addition, we expect a continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO;

•	Industry consolidation, which will drive demand for integration services;

•	Secular changes driven by evolving technologies and regulatory changes; and

•	Foreign currency volatility.

In response to this challenging macroeconomic environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to see where we can provide innovative solutions resulting in our garnering an increased portion of our customers’ overall IT spend;

•	Continue our focus on growing our business in Europe and the Asia Pacific region, where we believe there are opportunities to gain market share;

•	Expand our BPO and infrastructure management practices, which are in high demand in this challenging business environment;

•	Continue to aggressively increase our customer base across all of our business segments;

•	Opportunistically look for acquisitions that can improve our overall service delivery capabilities; and

•	Continue operating focus and discipline to appropriately manage our cost structure.

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

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts, which are predominantly fixed-price contracts, are recognized as the service is performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews total expected labor costs on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our consolidated statement of operations. Contract losses for all periods presented were immaterial.

Stock-Based Compensation. Utilizing the fair value recognition provisions prescribed by the authoritative guidance, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock, the number of stock-based awards that are expected to be forfeited and the expected exercise proceeds for stock-based awards subject to the Indian fringe benefit tax, if applicable. In addition, for performance stock units, we are required to estimate the most probable outcome of the performance conditions in order to determine the amount of stock compensation costs to be recorded over the vesting period. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Our Indian subsidiaries, which are referred to collectively herein as Cognizant India, are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park, or STPs, with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. In August 2009, the tax holidays for STPs were extended by one year and are currently scheduled to expire on March 31, 2011. Thereafter, export profits from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of December 31, 2009) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 2011, we expect that our effective income tax rate will increase significantly beginning in calendar year 2011. In addition, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs are entitled to certain income tax incentives for periods up to 15 years.

Investments. Historically, our investments have been in municipal debt securities with interest rates that reset through a Dutch auction process, corporate notes and bonds, debt issuances by U.S. government agencies, bank time deposits and commercial paper meeting certain criteria. We evaluate our available-for-sale investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. An impairment charge would be recorded to the extent that the carrying value of our available-for-sale securities exceeds the fair market value of the securities and the decline in value is determined to be other-than-temporary.

Determining the fair value of our investment in auction-rate securities with unobservable inputs that are supported by little or no market activity requires judgment, including determining the appropriate holding period and discount rate to be used in valuing such securities. We value our investment in auction-rate securities using a discounted cash flow analysis, which incorporates the following key inputs: (i) the underlying structure of each security; (ii) frequency and amounts of cash flows; (iii) expected holding period for the security; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. In estimating the holding period, we considered the current developments in the auction-rate market including: our ability to hold the securities for such period of time, recent calls of auction-rate securities by issuers and the possible reestablishment of an active market for the auction-rate securities that we hold. Based upon these factors, we used a holding period of five years for securities with a stated maturity beyond five years, which represents the period of time we anticipate will elapse before a liquidity event could occur. An increase or decrease in the holding period by two years would change the fair value of our investment in auction-rate securities by approximately $8.0 million. We derive the discount rate by considering observable interest rate yields for bonds supported by student loans and pricing of new bond issuances, and adding an illiquidity premium to such rates. The illiquidity premium was estimated by management considering current market conditions. As of December 31, 2009, we used a weighted-average illiquidity premium of 290 basis points. This weighted-average illiquidity premium has been impacted by overall issues within the credit and capital markets and related increases in volatility including uncertainty of the credit and money markets. An increase or decrease to the illiquidity premium of 100 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $6.0 million. Our valuation is also impacted by changes in market interest rates because the interest payments we receive on our auction-rate securities vary based on a pre-determined formula with spreads tied to particular interest rate indices. An increase or decrease in market interest rates of 25 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $5.0 million. We anticipate there will be ongoing developments in the credit markets and the market for the auction-rate securities that we hold. Accordingly, our estimates of the expected holding period and illiquidity premium used in valuing such securities may change in the short-term.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of December 31, 2009, our goodwill balance was $192.4 million.

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

Risks. The majority of our development and delivery centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, limitations on immigration programs, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, and potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management and our independent auditor to provide us with reasonable assurance regarding the adequacy and effectiveness of our internal control over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Part I, Item 1A. “Risk Factors.”

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed for the three years ended December 31, 2009:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues	2007	% of Revenues	Increase (Decrease)
							2009	2008
Revenues	$3,278,663	100.0%	$2,816,304	100.0%	$2,135,577	100.0%	$462,359	$680,727
Cost of revenues(1)	1,849,443	56.4	1,572,816	55.8	1,206,035	56.5	276,627	366,781
Selling, general and administrative(2)	721,359	22.0	652,021	23.2	494,102	23.1	69,338	157,919
Depreciation and amortization	89,371	2.7	74,797	2.7	53,918	2.5	14,574	20,879

Income from operations	618,490	18.9%	516,670	18.3%	381,522	17.9%	101,820	135,148

Other income (expense), net	18,461		(1,460)		32,834		19,921	(34,294)
Provision for income taxes	101,988		84,365		64,223		17,623	20,142

Net income	$534,963	16.3%	$430,845	15.3%	$350,133	16.4%	$104,118	$80,712

(1)	Includes stock-based compensation expense of $14,889, $18,715 and $17,206 for the years ended December 31, 2009, 2008 and 2007, respectively, and stock-based Indian fringe benefit tax expense of $187, $2,731 and $1,979 for the years ended December 31, 2009, 2008 and 2007, respectively, and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $29,927, $25,185 and $18,710 for the years ended December 31, 2009, 2008 and 2007, respectively, and stock-based Indian fringe benefit tax expense of $758, $5,418 and $3,943 for the years ended December 31, 2009, 2008 and 2007, respectively, and is exclusive of depreciation and amortization expense.

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

We seek to manage the company to a targeted operating margin, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation costs and stock-based Indian fringe benefit tax expense, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense and stock-based Indian fringe benefit tax expense for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation expense, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense and stock-based Indian fringe benefit tax expense allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes costs, namely, stock-based compensation that is recurring and stock-based Indian fringe benefit tax expense that was repealed during the third quarter of 2009, retroactive to April 1, 2009. Stock-based compensation expense will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense is as follows for the years ended December 31:

(Dollars in thousands)

	2009	% of Revenues	2008	% of Revenues	2007	% of Revenues
Income from operations, as reported	$618,490	18.9%	$516,670	18.3%	$381,522	17.9%
Add: stock-based compensation expense	44,816	1.4	43,900	1.6	35,916	1.7
Add: stock-based Indian fringe benefit tax expense	945	—	8,149	0.3	5,922	0.2

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$664,251	20.3%	$568,719	20.2%	$423,360	19.8%

The fringe benefit tax regulation in India obligated us to pay, upon exercise or distribution of shares under a stock-based compensation award, a non-income related tax on the appreciation of the award from date of grant to date of vest. There was no cash cost to us as we recovered the cost of the Indian fringe benefit tax from the employee’s proceeds from the award. Under U.S. GAAP, the stock-based Indian fringe benefit tax expense is required to be recorded as an operating expense and the related recovery of such tax from our employee is required to be recorded to stockholders’ equity as proceeds from a stock-based compensation award. During the third quarter of 2009, the Indian government repealed the fringe benefit tax retroactive to April 1, 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue. Revenue increased by 16.4%, or approximately $462.4 million, from approximately $2,816.3 million during 2008 to approximately $3,278.7 million in 2009. This increase is primarily attributed to greater acceptance of the global delivery model among an increasing number of industries, continued interest in using the global delivery model as a means to reduce overall IT costs and greater penetration in the European market. Revenue from customers existing as of December 31, 2008 increased by approximately $375.9 million and revenue from new customers added since December 31, 2008 was approximately $86.5 million or approximately 2.6% of total revenues for the year ended December 31, 2009. In addition, revenue from our North American and European customers increased in 2009 by $365.9 million and $65.7 million, respectively, as compared to 2008. We had approximately 589 active clients as of December 31, 2009 as compared to approximately 565 active clients as of December 31, 2008. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $122.6 million and $172.2 million, respectively, of the $462.4 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 10.2% and 21.9%, respectively, compared to 2008 and represented approximately 44.4% and 55.6%, respectively, of total revenues in 2009.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by approximately 17.6% or $276.6 million from $1,572.8 million during 2008 to $1,849.4 million in 2009. The increase was due primarily to higher compensation and benefits costs of approximately $267.1 million, inclusive of the depreciation of the Indian rupee, resulting from the increase in the number of our technical personnel, and incentive-based compensation, offset by continued improvements in operating efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by approximately 11.5% or $83.9 million, from $726.8 million during 2008, to $810.7 million during 2009, and decreased as a percentage of revenue from 25.8% in 2008 to 24.7% in 2009. The decrease as a percentage of revenue was due primarily to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending, partially offset by an increase in compensation and benefit costs, including incentive-based compensation, depreciation and amortization expense and expenses related to the expansion of our infrastructure to support our revenue growth.

Income from Operations. Income from operations increased approximately 19.7%, or $101.8 million, from approximately $516.7 million during 2008 to approximately $618.5 million during 2009, representing operating margins of approximately 18.9% of revenues in 2009 and 18.3% of revenues in 2008. The operating margin increase was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of revenue growth outpacing our headcount growth, partially offset by an increase in compensation and benefit costs, including incentive-based compensation costs, and investments to grow our business. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar favorably impacted our operating margin by approximately 255 basis points or 2.55 percentage points. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 24 basis points or 0.24 percentage points. Excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense of $45.8 million in 2009 and $52.0 million in 2008, operating margins for the years ended December 31, 2009 and 2008 were 20.3% and 20.2%, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During 2009, these cash flow hedges favorably impacted our operating margin by approximately 27 basis points or 0.27 percentage points.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, for the periods indicated, Other income (expense), net:

(Dollars in thousands)

	2009	2008	Increase/ (Decrease)
Foreign currency exchange gains (losses)	$22,493	$(22,818)	$45,311
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	(20,821)	—	(20,821)

Net foreign currency exchange gains (losses)	1,672	(22,818)	24,490
Interest income	15,895	22,188	(6,293)
Other income (expense), net	894	(830)	1,724

Total other income (expense), net	$18,461	$(1,460)	$19,921

The foreign currency exchange gains of approximately $22.5 million were primarily attributed to (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and (ii) the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $20.8 million of losses on foreign exchange forward contracts were related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets. At December 31, 2009, the notional value of these undesignated hedges was $400.0 million. The $6.3 million decrease in interest income was due to lower average short-term interest rates during 2009 compared to 2008. The increase in other income (expense), net of $1.7 million primarily relates to gains on redemptions of certain auction-rate securities offset by the net change in fair value of our auction-rate securities and the related UBS Right.

Provision for Income Taxes. The provision for income taxes increased from approximately $84.4 million in 2008 to approximately $102.0 million in 2009. The effective income tax rate decreased from 16.4% in 2008 to 16.0% in 2009. The decrease in our effective income tax rate was primarily attributed to the tax impact of foreign exchange forward contracts, as well as a shift in the geographic mix of our income which resulted in a greater percentage of our revenues falling under income tax holidays.

Net Income. Net income increased from approximately $430.8 million in 2008 to approximately $535.0 million in 2009, representing 15.3% and 16.3% of revenues, respectively. The increase in net income as a percentage of revenues in 2009 is primarily attributed to a higher operating margin and foreign currency exchange gains partially offset by lower interest income.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. Revenue increased by 31.9%, or approximately $680.7 million, from approximately $2,135.6 million during 2007 to approximately $2,816.3 million in 2008. This increase is primarily attributed to greater acceptance of the global delivery model among an increasing number of industries, continued interest in using the global delivery model as a means to reduce overall IT costs and greater penetration in the European market. Revenue from customers existing as of December 31, 2007 increased by approximately $550.3 million and revenue from new customers added during 2008 was approximately $130.4 million or approximately 4.6% of total revenues for the year ended December 31, 2008. In addition, revenue from European customers in 2008 increased by $198.3 million as compared to 2007. We had approximately 565 active clients as of December 31, 2008 as compared to approximately 500 active clients as of December 31, 2007. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $282.6 million and $183.7 million, respectively, of the $680.7 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 28.0% and 35.5%, respectively, compared to 2007 and represented approximately 46.9% and 53.1%, respectively, of total revenues in 2008.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by approximately 30.4%, or $366.8 million, from $1,206.0 million during 2007 to $1,572.8 million in 2008. The increase was due primarily to higher compensation and benefits costs of approximately $326.0 million, which is primarily attributed to the increase in the number of our technical personnel.

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

Other Income/(Expense), Net. Other income (expense), net decreased from $32.8 million of income in 2007 to $1.5 million of expense in 2008, or by $34.3 million, and consists primarily of interest income and foreign currency exchange gains or losses. This $34.3 million decrease is attributed to a period-over-period decrease of $26.0 million in foreign currency exchange income attributed to the remeasurement of certain balance sheet accounts for movements in foreign currency exchange rates, primarily the strengthening of the U.S. dollar against the British pound, Euro and Indian rupee, and a reduction of $7.4 million in interest income, from approximately $29.6 million in 2007 to $22.2 million in 2008. In 2008, foreign currency exchange losses were approximately $22.8 million, which are primarily attributed to U.S. dollar denominated intercompany payables from our

European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The decrease in interest income is primarily due to lower average short-term interest rates in 2008 compared to 2007.

Provision for Income Taxes. The provision for income taxes increased from approximately $64.2 million in 2007 to approximately $84.4 million in 2008. The effective income tax rate increased from 15.5% in 2007 to 16.4% in 2008. The increase in our effective income tax rate was primarily attributed to tax benefits of approximately $3.6 million recognized in 2007 resulting from the settlement of and expiration of the statute of limitations for certain tax provisions and, in 2008, a net return to provision adjustment of $2.4 million. Excluding discrete items, our effective tax rate was 15.9% for 2008 compared to 16.4% for 2007. This decrease was primarily due to our overall growth, which resulted in a greater percentage of Cognizant India’s revenues falling under the income tax holiday, growth in countries whose tax rates were lower than the United States and net reductions in statutory income tax rates, primarily in Europe.

Net Income. Net income increased from approximately $350.1 million in 2007 to approximately $430.8 million in 2008, representing 16.4% and 15.3% of revenues, respectively. The decrease in net income as a percentage of revenues in 2008 was primarily attributed to the decrease in interest income and the foreign currency losses in 2008, partially offset by a higher operating margin in 2008.

Results by Business Segment

Our reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments which, individually, are less than 10.0% of consolidated revenues and segment operating profit. The Other segment includes entertainment, media and information services, communications, and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

Our chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the related stock-based Indian fringe benefit tax are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed in Note 14 as “unallocated” and are adjusted only against the total income from operations.

As of December 31, 2009, we had approximately 589 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other segments for the years ended December 31, 2009, 2008 and 2007 are as follows:

				2009		2008
	2009	2008	2007	Increase	%	Increase	%
	(Dollars in thousands)
Revenues:
Financial Services	$1,406,629	$1,284,013	$1,001,420	$122,616	9.5%	$282,593	28.2%
Healthcare	860,427	688,224	504,504	172,203	25.0	183,720	36.4
Manufacturing/Retail/ Logistics	564,917	443,236	320,116	121,681	27.5	123,120	38.5
Other	446,690	400,831	309,537	45,859	11.4	91,294	29.5

Total revenues	$3,278,663	$2,816,304	$2,135,577	$462,359	16.4%	$680,727	31.9%

Segment Operating Profit:
Financial Services	$503,689	$439,055	$355,696	$64,634	14.7%	$83,359	23.4%
Healthcare	331,007	270,790	199,791	60,217	22.2	70,999	35.5
Manufacturing/Retail/ Logistics	184,636	136,609	108,480	48,027	35.2	28,129	25.9
Other	147,246	132,209	111,319	15,037	11.4	20,890	18.8

Total segment operating profit	$1,166,578	$978,663	$775,286	$187,915	19.2%	$203,377	26.2%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Financial Services Segment

Revenue. Revenue increased by 9.5%, or approximately $122.6 million, from approximately $1,284.0 million during 2008 to approximately $1,406.6 million in 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2008 and customers added since such date was approximately $108.7 million and approximately $13.9 million, respectively. Within the segment, revenue from our insurance customers increased approximately $76.3 million over the prior year. Overall, the full year 2009 increase in the segment can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the global IT services delivery model. However, revenue from our financial services segment grew slower than the rest of the company primarily due to the crisis in the financial services sector during 2009. We believe this trend, to a lesser extent, may continue during 2010.

Segment Operating Profit. Segment operating profit increased by 14.7%, or approximately $64.6 million, from approximately $439.1 million during 2008 to approximately $503.7 million during 2009. The increase in segment operating profit was attributable primarily to increased revenues, the impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies, including continued leverage of prior sales and marketing investments.

Healthcare Segment

Revenue. Revenue increased by 25.0%, or approximately $172.2 million, from approximately $688.2 million during 2008 to approximately $860.4 million in 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2008 and customers added since such date was approximately $157.9 million and approximately $14.3 million, respectively. Within the segment, growth was particularly strong among both our life sciences and healthcare customers, where revenue during

2009 increased by approximately $93.1 million $79.1 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the global IT services delivery model.

Segment Operating Profit. Segment operating profit increased 22.2%, or approximately $60.2 million, from approximately $270.8 million during 2008 to approximately $331.0 million during 2009. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 27.5%, or approximately $121.7 million, from approximately $443.2 million during 2008 to approximately $564.9 million in 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2008 and customers added since such date was approximately $92.5 million and approximately $29.2 million, respectively. Within the segment, growth was particularly strong among our retail and hospitality customers, where revenue during 2009 increased by approximately $92.3 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the global IT services delivery model.

Segment Operating Profit. Segment operating profit increased 35.2%, or approximately $48.0 million, from approximately $136.6 million during 2008 to approximately $184.6 million during 2009. The increase in segment operating profit was attributable primarily to increased revenues, the impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies, including continued leverage of prior sales and marketing investments.

Other Segment

Revenue. Revenue increased by 11.4%, or approximately $45.9 million, from approximately $400.8 million in 2008 to approximately $446.7 million in 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2008 and customers added since such date was approximately $16.8 million and approximately $29.1 million, respectively. Within the Other segment, growth was particularly strong among our entertainment, media and information services customers, where revenue during 2009 increased approximately $41.2 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the global IT services delivery model.

Segment Operating Profit. Segment operating profit increased 11.4%, or approximately $15.0 million, from approximately $132.2 million in 2008 to approximately $147.2 million in 2009. The increase in segment operating profit was attributable primarily to increased revenues during the year.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Financial Services Segment

Revenue. Revenue increased by 28.2%, or approximately $282.6 million, from approximately $1,001.4 million during 2007 to approximately $1,284.0 million in 2008. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2007 and customers added during 2008 was approximately $263.1 million and approximately $19.5 million, respectively. Within the segment, full year revenue from our banking customers increased approximately $202.1 million over the prior year. However, our quarterly sequential revenue decreased in the latter portion of 2008 due to the continuing crisis in the financial services sector. Overall, the full year 2008 increase in the segment can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the global IT services delivery model.

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

Healthcare Segment

Revenue. Revenue increased by 36.4%, or approximately $183.7 million, from approximately $504.5 million during 2007 to approximately $688.2 million in 2008. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2007 and customers added during 2008 was approximately $166.3 million and approximately $17.4 million, respectively. Within the segment, growth was particularly strong among our life sciences customers, where revenue during 2008 increased by approximately $121.3 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the global IT services delivery model.

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

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 38.5%, or approximately $123.1 million, from approximately $320.1 million during 2007 to approximately $443.2 million in 2008. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2007 and customers added during 2008 was approximately $77.3 million and approximately $45.8 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the global IT services delivery model.

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

Other Segment

Revenue. Revenue increased by 29.5%, or approximately $91.3 million, from approximately $309.5 million in 2007 to approximately $400.8 million in 2008. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2007 and customers added during 2008 was approximately $43.6 million and approximately $47.7 million, respectively. Within the segment, growth was particularly strong among our high technology customers, where revenue during 2008 increased approximately $40.1 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of the global IT services delivery model.

Segment Operating Profit. Segment operating profit increased 18.8%, or approximately $20.9 million, from approximately $111.3 million in 2007 to approximately $132.2 million in 2008. The increase in segment operating profit was attributable primarily to increased revenues and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing and wage inflation, primarily in India.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents and short-term investments of $1,399.3 million. We have used, and plan to use, such cash for (i) expansion of existing operations, including our offshore development and delivery centers; (ii) continued development of new service lines; (iii) acquisitions of businesses; (iv) formation of joint ventures; (v) stock repurchases; and (vi) general corporate purposes, including working capital. As of December 31, 2009, we had no third party debt and had working capital of approximately $1,661.0 million as compared to working capital of approximately $1,080.5 million as of December 31, 2008. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $672.3 million for the year ended December 31, 2009, $429.7 million for the year ended December 31, 2008 and $344.3 million for the year ended December 31, 2007. The increase in 2009 as compared to the prior year is primarily attributed to the increase in our net income in 2009 and higher incentive based compensation accruals, which are paid subsequent to year end. Trade accounts receivable increased from approximately $383.0 million at December 31, 2007 to approximately $517.5 million at December 31, 2008 and to approximately $626.3 million at December 31, 2009. Unbilled accounts receivable increased from approximately $53.5 million at December 31, 2007 to approximately $62.2 at December 31, 2008 and to approximately $83.0 million at December 31, 2009. The increase in trade accounts receivable and unbilled receivables during 2009 was due primarily to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At December 31, 2009, our days sales outstanding, including unbilled receivables, was approximately 72 days as compared to 71 days as of December 31, 2008 and 67 days as of December 31, 2007.

Our investing activities used net cash of approximately $394.8 million for the year ended December 31, 2009, $55.0 million for the year ended December 31, 2008 and $277.3 million for the year ended December 31, 2007. The increase in net cash used in investing activities during 2009 primarily related to net purchases of short-term investments and increased payments for acquisitions offset by a decrease in capital expenditures to coincide with the change in demand driven by the overall economic conditions. The decrease in net cash used in investing activities during 2008 primarily related to decreased payments for acquisitions and the net effect of the sale of a portion of our auction-rate securities investments and subsequent reinvestment of the proceeds into cash and cash equivalents during the year.

Our financing activities provided net cash of approximately $76.9 million for the year ended December 31, 2009, $44.0 million for the year ended December 31, 2008 and $4.0 million for the year ended December 31, 2007. The increase in 2009 related to additional proceeds and excess tax benefits from issuances under our stock-based compensation plans and lower common stock repurchases under our stock repurchase program. The increase in 2008 related primarily to lower common stock repurchases under our stock repurchase program and lower proceeds and excess tax benefits from issuances under our stock-based compensation plans.

As of December 31, 2009, our short-term and long-term investments totaled $449.5 million and included $129.1 million in long-term of AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $22.0 million of an auction-rate securities related UBS Right discussed below.

Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of December 31, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par.

In November 2008, we accepted an offer from UBS AG, or UBS, to sell to UBS, at par value, our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par value any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. During 2009, approximately $17.3 million of the auction-rate securities were redeemed at par value. The par value of the auction-rate securities held by us at December 31, 2009 was $151.3 million.

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

Commitments and Contingencies

Our current India real estate development program now includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330.0 million on land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India. As of December 31, 2009, we had outstanding fixed capital commitments of approximately $35.9 million related to our India development center expansion program.

As of December 31, 2009, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$228,581	$62,404	$101,515	$46,503	$18,159
Fixed capital commitments(1)	35,936	35,936	—	—	—
Other purchase commitments(2)	12,464	12,464	—	—	—

Total	$276,981	$110,804	$101,515	$46,503	$18,159

(1)	Relates to India development and delivery center expansion program.
(2)	Other purchase commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

In connection with a 2008 acquisition, additional purchase price not to exceed $14.0 million, payable in 2010, is contingent on the acquired company achieving certain financial and operating targets during an earn-out period. We expect to fund such payment, if any, from operating cash flow. The ultimate amount payable cannot be predicted with reasonable certainty because the amount is dependent on future results of operations of the acquired business. In accordance with U.S. GAAP, we have not recorded a liability for this item on our balance sheet because the definitive amount is not determinable or distributable. The contingent consideration, if paid, will be recorded as an additional element of the cost of the acquired company.

As of December 31, 2009, we had $10.6 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows, or consolidated financial position. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s systems or our failure to meet our contractual obligations to our clients, including any breach involving a customer’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our quarterly and annual operating results, financial position and cash flows.

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 79.1% of our revenues for the year ended December 31, 2009 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 27.5% of our global operating costs for the year ended December 31, 2009, were denominated in the Indian rupee and were subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2009, we reported foreign currency exchange gains, exclusive of hedging gains or losses, of approximately $22.5 million, which were primarily attributed to the remeasurement of (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and (ii) Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

During December 2008 and throughout 2009, we entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. During 2009, we reported income of $8.9 million on contracts that settled during the year. As of December 31, 2009, we have outstanding contracts with a notional value of $450.0 million and weighted average forward rate of 49.44 rupees to the U.S. dollar scheduled to mature in 2010 and outstanding contracts with a notional value of $360.0 million and weighted average forward rate of 48.49 rupees to the U.S. dollar scheduled to mature in 2011.

We also use foreign currency forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. During 2009, we entered into a series of foreign exchange forward contracts, scheduled to mature in 2010, to buy U.S. dollars and sell Indian rupees. At December 31, 2009, the notional value of the outstanding contracts was $400.0 million and the related fair value was a liability of $20.8 million. During 2009, inclusive of the loss of $20.8 million on these undesignated balance sheet hedges, we reported net foreign currency exchange gains of approximately $1.7 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2009, 2008 and 2007 that would have affected our liquidity or the availability of or requirements for capital resources.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform the services we offer has caused wages to increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. Historically, we have experienced wage inflation in India; however, this has not had a material impact on our results of operations as Indian wages represented less than 20.0% of our total operating expenses for the year ended December 31, 2009.

Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board (FASB) issued authoritative guidance which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. It is appropriate to apply fair value measurements whenever other sections of the authoritative guidance requires or permits assets and liabilities to be measured at fair value. This authoritative guidance does not expand or require any new fair value measures, however the application of this guidance may change current practice. We adopted this authoritative guidance for financial assets and liabilities effective January 1, 2008 and for non-financial assets and liabilities effective January 1, 2009. The adoption of this authoritative guidance, which primarily affected the valuation of our investments and derivative contracts, did not have a material effect on our financial condition or results of operations.

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

We elected to early adopt these amendments effective March 31, 2009. The adoption of these amendments did not have a material effect on our financial condition or results of operations.

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

In March 2008, the FASB issued authoritative guidance which applies to all derivative instruments and related hedged items accounted for as hedges. This guidance requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under this guidance and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Effective January 1, 2009, we adopted this guidance and have presented the required information in Note 11.

In May 2009, the FASB issued authoritative guidance establishing principles and requirements for recognition and disclosure of subsequent events in the financial statements. Our adoption of this guidance on June 30, 2009 did not have a material effect on our financial condition or consolidated results of operations.

In June 2009, the FASB issued a new accounting standard which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this standard will not have a material effect on our financial condition or consolidated results of operations.

In June 2009, the FASB issued authoritative guidance, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (the “Codification”). The Codification does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the Codification, there is a single source of authoritative U.S. GAAP for nongovernmental entities and it supersedes all other previously issued non-SEC accounting and reporting guidance. The Codification is effective for financial statement periods ending after September 15, 2009. Our adoption of the Codification on July 1, 2009 did not have a material effect on our financial condition or consolidated results of operations.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. The adoption of this standard will not have a material effect on our financial condition or consolidated results of operations.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “would,” “plan,” “intend,” “estimate,” “predict,” “potential,” “continue,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.

Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part I, in the section entitled Item 1A. “Risk Factors”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian rupee. Accordingly, we periodically evaluate the need for hedging strategies, including the use of derivative financial instruments, to mitigate the effect of foreign currency exchange rate fluctuations and expect to continue to use such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures.

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2009 and December 31, 2008, the notional value of these contracts was $810.0 million and $82.0 million, respectively. The outstanding contracts at December 31, 2009 are scheduled to mature each month during 2010 and 2011. At December 31, 2009 and December 31, 2008, the net unrealized gain on our outstanding foreign exchange forward contracts was $19.0 million and $0.6 million, respectively. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2009, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $80.0 million.

We also use foreign exchange forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. During 2009, we entered into a series of foreign exchange forward contracts, scheduled to mature in 2010, to buy U.S. dollars and sell Indian rupees. At December 31, 2009, the notional value of the outstanding contracts was $400.0 million and the related fair value was a liability of $20.8 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2009, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $42.0 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2009, 2008 and 2007 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of December 31, 2009, we had approximately $1,550.5 million of cash and cash equivalents and short-term and long-term investments most of which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa/A3 or A1/P1 rated securities as rated by Moody’s, Standard & Poor’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

As of December 31, 2009, our short-term and long-term investments totaled $449.5 million and included $129.1 million in long-term of AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $22.0 million of an auction-rate related UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of December 31, 2009. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par.

In November 2008, we accepted an offer from UBS to sell to UBS, at par value, our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par value any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. At December 31, 2009, we determined the fair value of the UBS Right to be $22.0 million. During 2009, approximately $17.3 million of auction rate securities were redeemed at par value.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found in Part IV, “Item 15. Exhibits, Financial Statements and Financial Statement Schedule”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2009. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2.

Inherent Limitations of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Code of Ethics” and “Committees of the Board-Audit Committee.”

We have adopted a written code of business conduct and ethics, entitled “Cognizant’s Core Values and Standards of Business Conduct,” that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website which is located at www.cognizant.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and by posting it on our website.

Item 11.	Executive Compensation

The discussion under the heading “Executive Compensation,” “Compensation Committee Report,” “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The discussion under the heading “Certain Relationships and Related Transactions and Director Independence” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements.
		Reference is made to the Index to Consolidated Financial Statements on Page F-1.

	(2)	Consolidated Financial Statement Schedule.
		Reference is made to the Index to Financial Statement Schedule on Page F-1.

	(3)	Exhibits.
		Reference is made to the Index to Exhibits on Page 69.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of February, 2010.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ FRANCISCO D’SOUZA
Francisco D’Souza, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRANCISCO D’SOUZA Francisco D’Souza	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010

/S/ GORDON COBURN Gordon Coburn	Chief Financial and Operating Officer, and Treasurer (Principal Financial and Accounting Officer)	February 25, 2010

/S/ JOHN E. KLEIN John E. Klein	Chairman of the Board and Director	February 25, 2010

/S/ LAKSHMI NARAYANAN Lakshmi Narayanan	Vice Chairman of the Board and Director	February 25, 2010

/S/ THOMAS M. WENDEL Thomas M. Wendel	Director	February 25, 2010

/S/ ROBERT W. HOWE Robert W. Howe	Director	February 25, 2010

/S/ ROBERT E. WEISSMAN Robert E. Weissman	Director	February 25, 2010

/S/ JOHN N. FOX, JR. John N. Fox, Jr.	Director	February 25, 2010

/S/ MAUREEN BREAKIRON-EVANS Maureen Breakiron-Evans	Director	February 25, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.2	Amended and Restated By-laws of the Company, as amended on April 18, 2008. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 18, 2008.)

3.3	Amendment to Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation dated June 13, 2006. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 13, 2006.)

4.1	Rights Agreement, dated March 5, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 5, 2003.)

4.2	Specimen Certificate for shares of Class A common stock. (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment Number 4 to the Company’s Form S-4 dated January 30, 2003.)

10.1*	Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1. (File Number 333-49783) which became effective on June 18, 1998.)

10.2*	Amended and Restated Cognizant Technology Solutions Key Employees’ Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.3*	Amended and Restated Cognizant Technology Solutions Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.4*	Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.5*	Amended and Restated 1999 Incentive Compensation Plan (As Amended and Restated Through April 26, 2007). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007.)

10.6	2004 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.)

10.7	Form of Stock Option Certificate. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

10.8*	The Cognizant Technology Solutions Executive Pension Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.9	Distribution Agreement between IMS Health Incorporated and the Company dated January 7, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment Number 4 to the Company Form S-4 dated January 30, 2003.)

10.10*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K dated March 12, 2004.)

Exhibit No.	Description of Exhibit
10.11*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K dated March 12, 2004.)

10.12*	Form of Stock Option Agreement between the Company and Francisco D’Souza pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K dated March 12, 2004.)

10.13*	Severance and Noncompetition Agreement between the Company and Ramakrishnan Chandrasekaran dated December 13, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2004.)

10.14*	Amended and Restated 1999 Incentive Compensation Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.15	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.16*	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.17*	Severance and Noncompetition Agreement with Rajeev Mehta dated July 23, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2007.)

10.18*	Form of Performance Unit Award for grants to certain executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2007.)

10.19*	Form of Stock Unit Award Agreement pursuant to the Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 4, 2008.)

10.20*	Form of Amendment to Severance and Noncompetition Agreements with the Named Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2008.)

10.21*	The Cognizant Technology Solutions Executive Pension Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 3, 2008.)

10.22*	Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 3, 2009.)

10.23*	Form of Cognizant Technology Solutions Corporation Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2009.

10.24*	Form of Cognizant Technology Solutions Corporation Notice of Grant of Stock Option. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.25*	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Time-Based Vesting. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.26*	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Time-Based Vesting. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

Exhibit No.	Description of Exhibit
10.27*	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Performance-Based Vesting. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.28*	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Performance-Based Vesting. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

10.30*	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 6, 2009.)

21.1 †	List of subsidiaries of the Company.

23.1 †	Consent of PricewaterhouseCoopers LLP.

31.1 †	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2 †	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1 ††	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2 ††	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2009 and formatted in XBRL:

(i) Consolidated Statements of Financial Position as of December 31, 2009 and December 31, 2008;

(ii) Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007;

(iii) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007;

(iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007; and

(v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation (the “Company”) and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in the Notes to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainties in income taxes in 2007 and the manner in which it accounts for business combinations in 2009.

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

New York, New York

February 23, 2010

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par values)

	At December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,100,930	$735,066
Short-term investments	298,402	27,513
Trade accounts receivable, net of allowances of $16,465 and $13,441, respectively	626,288	517,481
Unbilled accounts receivable	82,952	62,158
Deferred income tax assets, net	73,791	48,315
Other current assets	125,205	77,586

Total current assets	2,307,568	1,468,119
Property and equipment, net of accumulated depreciation of $274,570 and $199,188, respectively	481,516	455,254
Long-term investments	151,131	161,693
Goodwill	192,372	154,035
Intangible assets, net	75,757	47,790
Deferred income tax assets, net	80,618	52,816
Other assets	49,278	34,853

Total assets	$3,338,240	$2,374,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,640	$39,970
Deferred revenue	51,605	38,123
Accrued expenses and other current liabilities	540,363	309,484

Total current liabilities	646,608	387,577
Deferred income tax liabilities, net	—	7,294
Other noncurrent liabilities	38,455	14,111

Total liabilities	685,063	408,982

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 297,231 and 291,670 shares issued and outstanding at December 31, 2009 and 2008, respectively	2,972	2,917
Additional paid-in capital	664,560	541,735
Retained earnings	1,965,368	1,430,405
Accumulated other comprehensive income (loss)	20,277	(9,479)

Total stockholders’ equity	2,653,177	1,965,578

Total liabilities and stockholders’ equity	$3,338,240	$2,374,560

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues	$3,278,663	$2,816,304	$2,135,577
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,849,443	1,572,816	1,206,035
Selling, general and administrative expenses	721,359	652,021	494,102
Depreciation and amortization expense	89,371	74,797	53,918

Income from operations	618,490	516,670	381,522

Other income (expense), net:
Interest income	15,895	22,188	29,560
Other income (expense), net	2,566	(23,648)	3,274

Total other income (expense), net	18,461	(1,460)	32,834

Income before provision for income taxes	636,951	515,210	414,356
Provision for income taxes	101,988	84,365	64,223

Net income	$534,963	$430,845	$350,133

Basic earnings per share	$1.82	$1.49	$1.22

Diluted earnings per share	$1.78	$1.44	$1.15

Weighted average number of common shares outstanding—Basic	293,304	290,121	288,155
Dilutive effect of shares issuable under stock-based compensation plans	7,811	8,819	15,438

Weighted average number of common shares outstanding—Diluted	301,115	298,940	303,593

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	Shares	Amount
Balance, December 31, 2006	285,026	$2,850	$408,594	$650,277	$11,778	$1,073,499
Net income	—	—	—	350,133	—	350,133
Foreign currency translation adjustments	—	—	—	—	3,425	3,425

Comprehensive income						$353,558

Adoption of FIN 48 (See Note 1)	—	—	—	(850)	—	(850)
Common stock issued, stock-based compensation plans	6,374	64	67,039	—	—	67,103
Tax benefit, stock-based compensation plans	—	—	44,344	—	—	44,344
Stock-based compensation expense	—	—	35,916	—	—	35,916
Repurchases of common stock	(3,388)	(34)	(105,326)	—	—	(105,360)

Balance, December 31, 2007	288,012	2,880	450,567	999,560	15,203	1,468,210
Net income	—	—	—	430,845	—	430,845
Foreign currency translation adjustments	—	—	—	—	(25,258)	(25,258)
Change in unrealized gain on cash flow hedges, net of taxes of $22	—	—	—	—	576	576

Comprehensive income						$406,163

Common stock issued, stock-based compensation plans	4,575	46	54,830	—	—	54,876
Tax benefit, stock-based compensation plans	—	—	18,058	—	—	18,058
Stock-based compensation expense	—	—	43,900	—	—	43,900
Repurchases of common stock and other	(979)	(10)	(27,825)	—	—	(27,835)
Acquisition (See Note 2)	62	1	2,205	—	—	2,206

Balance, December 31, 2008	291,670	2,917	541,735	1,430,405	(9,479)	1,965,578
Net income	—	—	—	534,963	—	534,963
Foreign currency translation adjustments	—	—	—	—	11,922	11,922
Change in unrealized gain on cash flow hedges, net of taxes of $550	—	—	—	—	17,834	17,834

Comprehensive income						$564,719

Common stock issued, stock-based compensation plans	6,326	63	61,588	—	—	61,651
Tax benefit, stock-based compensation plans	—	—	32,672	—	—	32,672
Stock-based compensation expense	—	—	44,816	—	—	44,816
Repurchases of common stock	(765)	(8)	(16,251)	—	—	(16,259)

Balance, December 31, 2009	297,231	$2,972	$664,560	$1,965,368	$20,277	$2,653,177

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$534,963	$430,845	$350,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,371	74,797	53,918
Provision for doubtful accounts	3,347	8,473	3,560
Deferred income taxes	(26,589)	(5,028)	25,061
Stock-based compensation expense	44,816	43,900	35,916
Excess tax benefit on stock-based compensation plans	(31,556)	(16,993)	(42,265)
Other	(6,101)	2,587	—
Changes in assets and liabilities:
Trade accounts receivable	(98,451)	(168,395)	(119,882)
Other current assets	(42,778)	(31,151)	(34,232)
Other assets	(9,255)	(9,976)	(15,780)
Accounts payable	6,675	19,283	10,554
Other current and noncurrent liabilities	207,883	81,363	77,337

Net cash provided by operating activities	672,325	429,705	344,320

Cash flows used in investing activities:
Purchases of property and equipment	(76,639)	(169,410)	(182,467)
Purchases of investments	(348,209)	(135,200)	(968,669)
Proceeds from maturity or sale of investments	98,697	270,560	1,020,617
Acquisitions, net of cash acquired	(68,613)	(20,956)	(146,820)

Net cash used in investing activities	(394,764)	(55,006)	(277,339)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	61,651	54,876	67,103
Excess tax benefit on stock-based compensation plans	31,556	16,993	42,265
Repurchases of common stock	(16,259)	(27,835)	(105,360)

Net cash provided by financing activities	76,948	44,034	4,008

Effect of currency translation on cash and cash equivalents	11,355	(23,512)	2,919

Increase in cash and cash equivalents	365,864	395,221	73,908
Cash and cash equivalents, at beginning of year	735,066	339,845	265,937

Cash and cash equivalents, at end of year	$1,100,930	$735,066	$339,845

Supplemental information:
Cash paid for income taxes during the year	$120,544	$82,802	$43,256

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data)

1. Summary of Significant Accounting Policies

The terms “Cognizant,” “we,” “our,” “us” and the “Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise.

Description of Business. Cognizant is a leading provider of custom Information Technology (“IT”) consulting and technology services and outsourcing services. Our customers are primarily Global 2000 Business companies located in North America, Europe and Asia. Our core competencies include Technology Strategy Consulting, Complex Systems Development, Enterprise Software Package Implementation and Maintenance, Data Warehousing and Business Intelligence, Application Testing, Application Maintenance, Infrastructure Management and Business and Knowledge Process Outsourcing. We tailor our services to specific industries, and utilize an integrated global delivery model. This seamless global delivery model combines technical and account management teams located on-site at the customer location and at dedicated near-shore and offshore development and delivery centers located primarily in India, China, the United States, Argentina, Hungary and the Philippines.

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

Cash and Cash Equivalents. Cash and cash equivalents consist of all cash balances, including money market funds and liquid instruments with an original maturity of three months or less. Cash and cash equivalents included time deposits of $11 at December 31, 2008.

Investments. All liquid investments with an original maturity greater than three months but less than one year are considered to be short-term investments. Investments with an original maturity greater than one year are considered to be long-term investments. Time deposits with financial institutions are valued at cost, which approximates fair value. Available-for-sale securities are reported at fair value with changes in unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) until realized. Trading securities are reported at fair value with any unrealized gains or losses related to the changes in fair value recorded in income or loss. Interest and amortization of premiums and discounts for debt securities are included in interest income. We also evaluate our available-for-sale investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. An impairment charge would be recorded to the extent that the carrying value of the available-for-sale securities exceeds the fair market value of the securities and the decline in value is determined to be other-than-temporary.

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

Internal Use Software. Costs for software developed or obtained for internal use are capitalized, including the salaries and benefits of employees that are directly involved in the installation of such software. The capitalized costs are amortized on a straight-line basis over the lesser of three years or the software’s useful life. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.

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

Stock Repurchase Program. Under a stock repurchase program which expired in December 2009, we were authorized to repurchase up to $50,000, excluding fees and expenses, of our Class A common stock. We completed stock repurchases of 650,000 shares for $12,439, inclusive of fees and expenses under this program. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of exercise price or applicable statutory tax withholdings. During 2009, such repurchases totaled 114,642 shares at an aggregate cost of $3,820. At the time of repurchase, shares are returned to the status of authorized and unissued shares. We account for the repurchases as constructively retired and record such repurchases as a reduction of Class A common stock and additional paid-in capital.

Revenue Recognition. Our contracts are entered into on either a time-and-materials or fixed-price basis. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the service is performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs (cost to cost method). Revenues related to fixed-price contracts that provide solely for application maintenance services are recognized on a straight-line basis unless revenues are earned and obligations are fulfilled in a different pattern. Revenues related to fixed-price contracts that do not provide for highly complex information technology development services are recognized as services are performed on a proportional performance basis based upon the level of effort. Expenses are recorded as incurred over the contract period.

Revenues related to business process outsourcing, or BPO, contracts entered into on a time-and-material basis are recognized as the services are performed. Revenues from fixed-price BPO contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Revenues from transaction-priced contracts are recognized as transactions are processed. Amounts billable for transition or set-up activities are deferred and recognized as revenue evenly over the period services are provided. Costs related to delivering BPO services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period of service. The deferred costs are specific internal costs or external costs directly related to transition or set-up activities necessary to enable the BPO services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of the deferred assets. Deferred transition revenues and costs as of December 31, 2009 and 2008, respectively, were immaterial.

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

Fixed-price contracts are cancelable subject to a specified notice period. All services provided by us through the date of cancellation are due and payable under the contract terms. We issue invoices related to fixed-price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billings, based upon contract milestones or other contractual terms, and the recognition of revenue are recognized as either unbilled receivables or deferred revenue. Estimates of certain fixed-price contracts are subject to adjustment as a project progresses to reflect changes in expected completion costs. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. Warranty provisions generally exist under such contracts for a period of up to ninety days past contract completion and costs related to such provisions are accrued at the time the related revenues are recorded.

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

Stock-Based Compensation. Stock-based compensation expense for awards of equity instruments to employees and non-employee directors is determined based on the grant-date fair value of those awards. We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Foreign Currency. The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) on the accompanying consolidated statements of financial position. The U.S. dollar is the functional currency for certain foreign subsidiaries who conduct business predominantly in U.S. dollars. For these foreign subsidiaries, non-monetary assets and liabilities are remeasured at historical exchange rates, while monetary assets and liabilities are remeasured at current exchange rates. Foreign currency exchange gains or losses from remeasurement are included in income. Net foreign currency exchange gains (losses), which are included in our results of operations, totaled $1,672, $(22,818), and $3,216 for the years ended December 31, 2009, 2008 and 2007, respectively.

Derivative Financial Instruments. Derivative financial instruments are accounted for in accordance with the authoritative guidance which requires that each derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Our derivative financial instruments consist of foreign exchange forward contracts. For derivative financial instruments to qualify for hedge accounting, the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose us to risk; and (3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The authoritative guidance also requires that changes in our derivatives’ fair values be recognized in income unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges). For items which hedge accounting is applied, we record the effective portion of our derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income (loss) in the accompanying consolidated statements of financial position. Any ineffectiveness or excluded portion of a designated cash flow hedge is recognized in income.

Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, management reevaluates these estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes and related deferred income tax assets and liabilities, valuation of investments, goodwill and other long-lived assets, assumptions used in determining the fair value of stock-based compensation awards, the effectiveness of derivative financial instruments designated as a hedge, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Risks and Uncertainties. Principally, all of our development and delivery centers, including a majority of our employees are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local or cross border conflicts and potentially adverse tax consequences, tariffs, quotas and other barriers.

Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, time deposits, investments in securities, derivative financial instruments and trade accounts receivable. We maintain our cash and cash equivalents and investments with high credit quality financial institutions, invest in investment-grade debt securities and limit the amount of credit exposure to any one commercial issuer. Trade accounts receivable is dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited.

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

On January 1, 2007, we adopted the authoritative guidance which clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. The authoritative guidance also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting the authoritative guidance of $850 was recorded as a reduction of beginning retained earnings in 2007.

Earnings Per Share (“EPS”). Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding. For purposes of computing diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, respectively, 7,811,000, 8,819,000, and 15,438,000 shares were assumed to have been outstanding related to common share equivalents. We exclude options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. We excluded 3,839,000 shares in 2009, 5,397,000 shares in 2008 and 892,000 shares in 2007, from our diluted EPS calculation. Also, in accordance with the authoritative guidance, we excluded from the calculation of diluted EPS options to purchase an additional 228,000 shares in 2009, 248,000 shares in 2008 and 333,000 shares in 2007, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of our common stock because their effect would be anti-dilutive. We include performance stock unit awards in the dilutive potential common shares when they become contingently issuable per the authoritative guidance and exclude the awards when they are not contingently issuable.

Subsequent Events. We have evaluated subsequent events that have occurred after the balance sheet date but before the financial statements were available to be issued, which the Company considers to be the date of filing with the Securities and Exchange Commission, and have concluded that no events or transactions have occurred that would require adjustment to, or disclosure in, our financial statements.

Accounting Changes and New Accounting Standards.

In 2006, the Financial Accounting Standards Board (FASB) issued authoritative guidance which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. It is appropriate to apply fair value measurements whenever other sections of the authoritative guidance requires or permits assets and liabilities to be measured at fair value. This authoritative guidance does not expand or require any new fair value measures, however the application of this guidance may change current practice. We adopted this authoritative guidance for financial assets and liabilities effective January 1, 2008 and for non-financial assets and liabilities effective January 1, 2009. The adoption of this authoritative guidance, which primarily affected the valuation of our investments and derivative contracts, did not have a material effect on our financial condition or results of operations.

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

We elected to early adopt these amendments effective March 31, 2009. The adoption of these amendments did not have a material effect on our financial condition or results of operations.

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

In March 2008, the FASB issued authoritative guidance which applies to all derivative instruments and related hedged items accounted for as hedges. This guidance requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under this guidance and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Effective January 1, 2009, we adopted this guidance and have presented the required information in Note 11.

In May 2009, the FASB issued authoritative guidance establishing principles and requirements for recognition and disclosure of subsequent events in the financial statements. Our adoption of this guidance on June 30, 2009 did not have a material effect on our financial condition or consolidated results of operations.

In June 2009, the FASB issued a new accounting standard which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this standard will not have a material effect on our financial condition or consolidated results of operations.

In June 2009, the FASB issued authoritative guidance, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (the “Codification”). The Codification does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the Codification, there is a single source of authoritative U.S. GAAP for nongovernmental entities and it supersedes all other previously issued non-SEC accounting and reporting guidance. The Codification is effective for financial statement periods ending after September 15, 2009. Our adoption of the Codification on July 1, 2009 did not have a material effect on our financial condition or consolidated results of operations.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. The adoption of this standard will not have a material effect on our financial condition or consolidated results of operations.

2. Acquisitions

During 2009, we completed four acquisitions for an aggregate consideration of approximately $97,300 (net of cash acquired). We have allocated the purchase price for these acquisitions to tangible and intangible assets and liabilities based upon their fair values, including approximately $2,200 to tax deductible goodwill, $36,600 to non-deductible goodwill and $37,300 to intangible assets. The intangible assets are being amortized over a weighted average life of 6.3 years.

In December 2009, we acquired the stock of UBS India Service Centre Private Limited (“UBS ISC”) for cash consideration of approximately $62,800, net of acquired cash. As part of this transaction, we acquired multi-year service agreements, an assembled workforce, land, equipment and other assets. The acquisition expands our business and knowledge process outsourcing capabilities in the financial services industry. In the third quarter of 2009, we entered into a transaction with Invensys pursuant to which we acquired a multi-year service agreement, an assembled workforce and certain other assets. Under the current authoritative business combination guidelines, this transaction qualified as business combination. This transaction, with no initial cash consideration, expands our business process outsourcing expertise within engineering services. The remaining two acquisitions were completed to strengthen our retail and infrastructure management capabilities.

During 2008, we completed two acquisitions, which were completed in March and June of 2008. The acquisitions strengthen our IT consulting practice in the media and entertainment industry and service delivery capabilities in India. The initial consideration paid in cash and stock was approximately $24,000 (net of cash acquired and including direct transaction costs). The stock consideration consisted of 62,340 shares of Class A common stock valued at $2,206. Additional purchase price, not to exceed $14,000, payable in cash, is contingent upon one of the acquired companies achieving certain financial and operating targets during an earn-out period and will be recorded when the contingency is resolved. We made an allocation of the purchase price to the tangible and intangible assets and liabilities acquired, including approximately $7,400 to tax deductible goodwill, $1,500 to non-tax deductible goodwill and $7,260 to intangible assets. The intangible assets are being amortized over a weighted average life of 10 years.

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

The acquisitions in 2009, 2008 and 2007 were included in our consolidated financial statements as of the date which they were acquired and were not material to our operations, financial position or cash flows. For additional details of our goodwill and intangible assets see Note 5.

3. Investments

Investments as of December 31, 2009 and 2008 were as follows:

	2009	2008
Available-for-sale-securities:
Agency discount notes	$160	$7,008
Other	2	1,149

Total available-for-sale-securities	162	8,157
Trading securities—auction-rate securities	129,103	139,398
UBS Right	22,028	28,158
Time deposits	298,240	13,493

Total investments	$449,533	$189,206

The carrying value of the time deposits approximated fair value as of December 31, 2009 and 2008. Gross realized gains or losses on the sale of available-for-sale securities were immaterial for the three years ended December 31, 2009. As of December 31, 2009 and 2008, available-for-sale securities in an unrealized loss or gain position were immaterial. All available-for-sale-securities at December 31, 2009 contractually mature in 2010.

Our investment in auction-rate securities is recorded at fair value and consists of AAA/A3-rated municipal bonds with an auction reset feature whose underlying assets are generally student loans, which are substantially backed by the Federal Family Education Loan Program (“FFELP”). Since February 2008, auctions for these securities have failed. The auction failures do not affect the value of the collateral underlying the auction-rate securities, and the Company continues to earn and receive interest on its auction-rate securities at a pre-determined formula with spreads tied to particular interest rate indices. As of December 31, 2009, our investment in auction-rate securities was classified as a long-term investment. The classification of the auction-rate securities as long-term investments is due to continuing auction failures, the securities’ stated maturity of greater than one year and the Company’s ability and intent to hold such securities beyond one year. The auction-rate securities mature as follows: $10,239 in 2012; and $118,864 after 2021.

In November 2008, we accepted an offer from UBS AG (“UBS”) to sell to UBS, at par value ($151,275 at December 31, 2009), our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012 (the “UBS Right”). In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par value anytime after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. In 2008, we elected to measure the UBS Right under the fair value option as permitted under the authoritative accounting pronouncement and recorded pre-tax income of $28,158, and a corresponding long-term investment. At the same time, we transferred our investment in auction-rate securities from available-for-sale securities to trading securities. As a result of this transfer, we recognized a pre-tax loss in our consolidated statement of operations of $29,127 reflecting the reversal of the unrealized loss previously recorded in accumulated other comprehensive income (loss). In 2008, these transactions were recorded in the caption “other income (expense), net” in our accompanying consolidated statements of operations.

At December 31, 2009 and 2008, we estimated the fair value of the UBS Right at $22,028 and $28,158, respectively. During 2009 and 2008, redemptions of auction-rate securities, all at par value, totaled $17,250 and $7,800, respectively.

4. Property and Equipment, net

Property and equipment as of December 31, 2009 and 2008 were as follows:

	Estimated Useful Life (Years)	2009	2008
Buildings	30	$230,418	$159,069
Computer equipment and purchased software	3	195,646	167,234
Furniture and equipment	5 – 9	131,368	91,587
Land		16,042	12,866
Leasehold land		16,930	16,930
Capital work-in-progress		70,639	128,566
Leasehold improvements	Shorter of the lease term or the life of leased asset	95,043	78,190

Sub-total		756,086	654,442
Accumulated depreciation and amortization		(274,570)	(199,188)

Property and equipment, net		$481,516	$455,254

Depreciation and amortization expense related to property and equipment was $79,126, $66,681and $50,337 for the years ended December 31, 2009, 2008 and 2007, respectively.

In India, leasehold land is leased by us from the government of India with lease terms ranging from 90 to 99 years. Lease payments are made at the inception of the lease agreement and amortized over the lease term. Amortization expense of leasehold land is immaterial for the periods presented and is included in depreciation and amortization expense in our accompanying consolidated statements of operations.

5. Goodwill and Intangible Assets, net

Changes in goodwill for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance, beginning of year	$154,035	$148,789
Acquisitions and adjustments	38,067	5,634
Cumulative translation adjustments	270	(388)

Balance, end of year	$192,372	$154,035

In 2009, the increase in goodwill was primarily related to the 2009 acquisitions. In 2008, the increase in goodwill was related primarily to the acquisitions completed during the year net of adjustments of approximately $3,300 related to the final allocation of purchase price for the marketRx acquisition and the reduction of a valuation allowance initially established against deferred income tax assets recorded for acquired net operating losses related to an earlier acquisition. No impairment losses were recognized during the three years ended December 31, 2009.

Goodwill has been allocated to our reportable segments as follows:

	2009	2008
Financial Services	$72,577	$43,165
Healthcare	65,097	64,736
Manufacturing/Retail/Logistics	21,048	12,670
Other	33,650	33,464

Total goodwill	$192,372	$154,035

Components of intangible assets as of December 31, 2009 and 2008 were as follows:

	2009	2008	Weighted Average Life
Customer relationships	$94,489	$58,470	8.6 years
Developed technology	7,206	5,686	4.5 years
Other	3,797	3,045	3.9 years

	105,492	67,201
Accumulated amortization	(29,735)	(19,411)

Intangible assets, net	$75,757	$47,790

All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangibles totaled $10,245 for 2009, $8,116 for 2008, and $3,581 for 2007. Estimated amortization expense related to our existing intangible assets for the next five years are as follows:

Year	Amount
2010	$14,676
2011	$12,142
2012	$11,578
2013	$10,401
2014	$10,301

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2009 and 2008 were as follows:

	2009	2008
Compensation and benefits	$356,127	$187,063
Taxes	10,300	11,312
Professional fees	26,508	16,066
Travel and entertainment	15,871	22,000
Customer volume incentives	44,537	24,560
Derivative financial instruments	20,968	—
Other	66,052	48,483

Total accrued expenses and other current liabilities	$540,363	$309,484

7. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 were as follows:

	2009	2008
Foreign currency translation adjustments	$1,867	$(10,055)
Unrealized gain on cash flow hedges, net of taxes	18,410	576

Total accumulated other comprehensive income (loss)	$20,277	$(9,479)

8. Employee Benefits

In the United States, we maintain a 401(k) savings plan and supplemental retirement plan which are defined contribution plans. Employer matching contributions for these plans were $5,562, $5,420, and $4,074 for the years ended December 31, 2009, 2008 and 2007, respectively. Certain of our employees participate in defined contribution plans in Europe, primarily the United Kingdom, sponsored by us. The costs related to these plans were not material to our results of operations or financial position for the years presented.

We maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by the Company. For these plans, we recognized a contribution expense of $20,729, $17,925, and $12,963 for the years ended December 31, 2009, 2008 and 2007, respectively.

We also maintain a gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to an employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. Accordingly, our liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2009 and 2008, the amount accrued under the gratuity plan was $21,064 and $17,443, which is net of fund assets of $20,741 and $12,406, respectively. Expense recognized by us was $8,918, $12,371, and $7,013 for the years ended December 31, 2009, 2008 and 2007, respectively.

9. Income Taxes

Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2009	2008	2007
United States	$151,711	$135,797	$131,430
Foreign	485,240	379,413	282,926

Total	$636,951	$515,210	$414,356

The provision for income taxes consists of the following components for the years ended December 31:

	2009	2008	2007
Current:
Federal and state	$101,170	$63,977	$58,830
Foreign	59,539	73,080	30,683

Total current	160,709	137,057	89,513

Deferred:
Federal and state	(35,315)	(7,677)	(11,193)
Foreign	(23,406)	(45,015)	(14,097)

Total deferred	(58,721)	(52,692)	(25,290)

Total provision for income taxes	$101,988	$84,365	$64,223

A reconciliation between our effective income tax rate and the U.S. federal statutory rate is as follows:

	2009	%	2008	%	2007	%
Tax expense, at U.S. federal statutory rate	$222,933	35.0	$180,323	35.0	$145,025	35.0
State and local income taxes, net of federal benefit	8,648	1.4	7,740	1.5	7,559	1.8
Rate differential on foreign earnings	(137,138)	(21.5)	(107,246)	(20.8)	(83,397)	(20.1)
Other	7,545	1.1	3,548	0.7	(4,964)	(1.2)

Total provision for income taxes	$101,988	16.0	$84,365	16.4	$64,223	15.5

Deferred income tax assets and liabilities are comprised of the following at December 31:

	2009	2008
Deferred income tax assets:
Net operating losses	$9,304	$9,904
Revenue recognition	32,836	17,113
Compensation and benefits	32,526	13,107
Stock-based compensation	23,478	25,634
Minimum alternative tax and other credits	81,201	55,836
Depreciation and amortization	260	—
Other	13,085	3,012

	192,690	124,606
Less valuation allowance	(10,230)	(7,883)

Deferred income tax assets, net	182,460	116,723

Deferred income tax liabilities:
Undistributed Indian income	6,134	6,141
Depreciation and amortization	—	2,862
Intangible assets	21,917	13,883

Deferred income tax liabilities	28,051	22,886

Net deferred income tax assets	$154,409	$93,837

At December 31, 2009, we had foreign net operating loss carryforwards of approximately $36,900. We have recorded a full valuation allowance on most of the foreign net operating loss carryforwards. During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax, or MAT. As of December 31, 2009 and 2008, deferred income taxes related to the MAT were approximately $78,800 and $53,300, respectively. The MAT calculation includes all Indian profits earned within our Software Technology Parks, or STPs and the resulting tax may be credited against Indian income taxes due in future years, subject to limitations.

Our Indian subsidiaries, collectively referred to as Cognizant India, are export-oriented companies which, under the Indian Income Tax Act of 1961 are entitled to claim tax holidays for a period of ten consecutive years for each STP with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. In August 2009, the Indian government extended the tax holidays for STPs by one year from March 31, 2010 to March 31, 2011. In addition, we have located several new development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. For the years ended December 31, 2009, 2008 and 2007, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $127,800¸ $102,500 and $81,700, respectively, and increase diluted EPS by $0.42, $0.34 and $0.27, respectively.

Prior to January 1, 2002, it was our intent to repatriate all accumulated earnings from India to the United States. Accordingly, we provided deferred income taxes on such pre-2002 undistributed earnings. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, we intend to use 2002 and subsequent Indian earnings and other foreign earnings for all periods to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, we no longer accrue incremental U.S. taxes on all Indian earnings as these earnings are considered to be indefinitely reinvested outside of the United States. With respect to all other foreign earnings, it was our intent to indefinitely reinvest all such earnings outside of the United States. As of

December 31, 2009, the amount of unrepatriated Indian earnings and total foreign earnings (including unrepatriated Indian earnings) upon which no incremental U.S. taxes have been recorded is approximately $1,506,100 and $1,624,500 respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

Due to the geographical scope of our operations, we are subject to tax examinations in various jurisdictions. Accordingly, we may record incremental tax expense, based upon the more-likely-than-not outcomes of any uncertain tax positions. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain.

Changes in unrecognized tax benefits for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance, beginning of year	$6,409	$7,932
Additions based on tax positions related to the current year	908	235
Additions for tax positions of prior years	4,162	327
Additions for tax positions of acquired subsidiaries	—	113
Reductions for tax positions of acquired subsidiaries	—	(690)
Reductions for tax positions due to lapse of statutes of limitations	(1,034)	(867)
Settlements	—	—
Foreign currency exchange movement	108	(641)

Balance, end of year	$10,553	$6,409

Approximately $10,030 and $5,886 of the total amount of unrecognized tax benefits at December 31, 2009 and December 31, 2008, respectively, would affect the effective tax rate, if recognized. The remaining $523 as of December 31, 2009 and 2008 would be adjusted against goodwill. It is reasonably possible that within the next 12 months, certain U.S. state and foreign examinations will be resolved or reach the statute of limitations, which could result in a decrease in unrecognized tax benefits of $1,473. We recognize accrued interest and penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued interest and penalties at December 31, 2009 and 2008 was approximately $3,800 and $700, respectively, and relates to U.S. and foreign tax matters. The amount of interest and penalties expensed in 2009, 2008 and 2007 were immaterial.

We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2006 and onward. The statute of limitations for state audits varies by state. Years still under examination by foreign tax authorities are years 2001 and forward.

10. Fair Value Measurements

We measure our cash equivalents, investments, including auction-rate securities, and foreign exchange forward contracts at fair value. The authoritative guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

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

•	Level 3—Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$778,311	$—	$—	$778,311
Investments:
Available-for-sale securities—current	—	162	—	162
Trading securities—noncurrent	—	—	129,103	129,103
UBS Right—noncurrent	—	—	22,028	22,028
Other current assets:
Derivative financial instruments—foreign exchange forward contracts	—	20,358	—	20,358
Other current liabilities:
Derivative financial instruments—foreign exchange forward contracts	—	(20,968)	—	(20,968)
Other assets:
Derivative financial instruments—foreign exchange forward contracts	—	688	—	688
Other noncurrent liabilities:
Derivative financial instruments—foreign exchange forward contracts	—	(1,917)	—	(1,917)

Total assets and (liabilities) measured at fair value	$778,311	$(1,677)	$151,131	$927,765

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$291,432	$—	$—	$291,432
Agency discount notes and commercial paper	—	15,201	—	15,201
Investments:
Available-for-sale securities—current	—	8,157	—	8,157
Trading securities—current	—	—	5,862	5,862
Trading securities—noncurrent	—	—	133,536	133,536
UBS Right—noncurrent	—	—	28,158	28,158
Other assets:
Derivative financial instruments—foreign exchange forward contracts	—	598	—	598

Total assets measured at fair value	$291,432	$23,956	$167,556	$482,944

Level 3 assets consist of our investment in auction-rate securities and the related UBS Right. See Note 3 for additional information. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets for the years ended December 31, 2009 and 2008:

	2009	2008
Balance, beginning of the year	$167,556	—
Transfers in: auction-rate securities with failed auctions	—	176,325
Transfers out: redemptions of called auction-rate securities	(17,250)	(7,800)
Gain (loss) related to auction-rate securities included in other income (expense), net	6,955	(29,127)
(Loss) gain related to UBS Right included in other income (expense), net	(6,130)	28,158

Balance, end of the year	$151,131	$167,556

We estimated the fair value of the auction-rate securities using a discounted cash flow model analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates, inclusive of an illiquidity risk premium, that are believed to reflect current market conditions and the relevant risk associated with each security. We estimated that the fair market value of these securities at December 31, 2009 and 2008 was $129,103 and $139,398, respectively. We estimated the value of the UBS Right using a fair value model analysis, which considered the following key inputs: discount rate, timing and amount of cash flow, and UBS counterparty risk. The assumptions used in valuing both the auction-rate securities and the UBS Right are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

In addition to the debt securities discussed above, we had approximately $298,240 of time deposits included in short-term investments as of December 31, 2009 and approximately $13,504 of time deposits included in cash and cash equivalents and short-term investments at December 31, 2008.

11. Derivative Financial Instruments

In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statements of financial position as of December 31, 2009:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges—Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$20,211	$—
	Other assets	688	—
	Accrued expenses and other current liabilities	—	—
	Noncurrent liabilities	—	1,917

	Total	20,899	1,917

Other Derivatives—Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	147	—
	Other assets	—	—
	Accrued expenses and other current liabilities	—	20,968
	Noncurrent liabilities	—	—

	Total	147	20,968

Total		$21,046	$22,885

The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statements of financial position as of December 31, 2008:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges—Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$598	$—

	Total	$598	$—

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2010 and 2011. Under these contracts, we purchase Indian rupees and sell U.S. dollars and the changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” on our accompanying consolidated statements of financial position and is subsequently reclassified to earnings in the same period the hedge contract settles. As of December 31, 2009 and December 31, 2008, the notional value of our outstanding contracts was $810,000 and $82,000, respectively, and the net unrealized gain included in accumulated other comprehensive income (loss) for such contracts was $18,410 and $576, respectively,

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to salary expense reported within cost of revenues and selling, general and administrative expenses. The tables below provide information on the location and amounts of gains or losses on our cash flow hedges included in our consolidated statement of operations for the years ended December 31, 2009 and 2008.

Other Derivatives

We also use foreign exchange forward contracts, which have not been designated as hedges, to hedge our balance sheet exposure to Indian rupee denominated net monetary assets. During 2009, we entered into a series of foreign exchange forward contracts to purchase U.S. dollars and sell Indian rupees. At December 31, 2009, the notional value of outstanding contracts was $400,000. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in other income (expense), net as a component of foreign currency exchange gains or losses in our consolidated statements of operations. For the year ended December 31, 2009, we reported a loss of $20,821 on these derivative contracts.

The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments included in our consolidated statement of operations for the year ended December 31, 2009:

	Increase in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
Cash Flow Hedges—Designated as hedging instruments
Foreign exchange forward contracts	$27,330	Cost of revenues	$7,141

		Selling, general and administrative expenses	1,805

Total	$27,330		$8,946

	Location of Net Gains /(Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
Other Derivatives—Not designated as hedging instruments
Foreign exchange forward contracts	Other income (expense), net	$(20,821)

Total		$(20,821)

The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments included in our consolidated statement of operations for the year ended December 31, 2008:

	Increase in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
Cash Flow Hedges—Designated as hedging instruments
Foreign exchange forward contracts	$598	Cost of revenues	$—

		Selling, general and administrative expenses	—

Total	$598		$—

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

12. Stock-Based Compensation Plans

On June 5, 2009, our stockholders approved the adoption of the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan (the “2009 Incentive Plan”), under which 24,000,000 shares of our Class A common stock were reserved for issuance. The 2009 Incentive Plan is the successor plan to our Amended and Restated 1999 Incentive Compensation Plan which terminated on April 13, 2009 in accordance with its terms (the “1999 Incentive Plan”), our Amended and Restated Non-Employee Directors’ Stock Option Plan (the “Director Plan”) and our Amended and Restated Key Employees’ Stock Option Plan (the “Key Employee Plan”) which terminated in July 2009 (collectively, the “Predecessor Plans”). The 2009 Incentive Plan will not affect any options or stock issuances outstanding under the Predecessor Plans. No further awards will be made under the Predecessor Plans. As of December 31, 2009, we have 22,650,537 shares available for grant under the 2009 Incentive Plan.

Stock options granted to employees under our plans have a life ranging from seven to ten years, vest proportionally over four years, unless specified otherwise, and have an exercise price equal to the fair market value of the common stock on the date of grant. Grants to non-employee directors vest proportionally over two years. Stock-based compensation expense relating to stock options is recognized on a straight-line basis over the requisite service period.

Restricted stock units vest proportionately in quarterly or annual installments over three years. Stock-based compensation expense relating to restricted stock units is recognized on a straight-line basis over the requisite service period.

We granted performance stock units that cliff vest after three years, principally to executive officers, and performance stock units that vest over periods ranging from one to three years to employees including the executive officers. The vesting of performance stock units is contingent on both meeting revenue performance targets and continued service. Stock-based compensation costs for performance stock units that cliff vest are recognized on a straight-line basis and awards that vest proportionally are recognized on a graded-vesting basis over the vesting period based on the most probable outcome of the performance conditions. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of up to 6,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis. As of December 31, 2009, we had 1,225,501 shares available for future grants and issuances under the Purchase Plan.

In 2009, 2008 and 2007, stock-based compensation costs were $44,816, $43,900 and $35,916, respectively. The related tax benefit was $9,881, $8,788 and $6,816 in 2009, 2008 and 2007, respectively. The allocation of stock-based compensation expense between cost of revenues and selling, general and administrative expenses was as follows for the three years ended December 31:

	2009	2008	2007
Cost of revenues	$14,889	$18,715	$17,206
Selling, general and administrative expenses	29,927	25,185	18,710

Total stock-based compensation expense	$44,816	$43,900	$35,916

Effective April 1, 2007, the Indian government enacted a fringe benefit tax, or FBT, on the intrinsic value of stock options and awards as of the vesting date that is payable by us at the time of exercise or distribution for employees subject to FBT. We elected to recover this cost from the employee and withhold the FBT from the employee’s stock option or award proceeds at the time of exercise or distribution before remitting the tax to the Indian government. Because we are the primary obligor of this tax obligation, we record the FBT as an operating expense and the recovery from the employee is recorded in additional paid-in capital as proceeds from stock issuance. During the third quarter of 2009, the Indian government repealed the FBT retroactive to April 1, 2009. For the years ended December 31, 2009, 2008 and 2007, we recorded stock-based FBT expense of $945, $8,149 and $5,922, respectively.

In determining the fair value of stock options issued to employees who were subject to the FBT, we estimated the future stock issuance proceeds, including FBT, at time of grant. The Monte Carlo simulation model was used to estimate the future price of our stock on the respective vesting dates of stock option grants. Accordingly, effective April 1, 2007, we began to segregate our employees into two groups for determining the fair value of stock options at date of grant: employees subject to the FBT and employees not subject to the FBT. Effective in 2007, the fair value of each stock option granted to employees subject to the FBT was estimated at the date of grant using the Monte Carlo simulation model and the fair value of each stock option granted to employees not subject to the FBT was estimated at date of grant using the Black-Scholes option-pricing model. Effective April 1, 2009, we estimated the fair value of each stock option granted using the Black-Scholes option-pricing model. For the years ended December 31, 2009, 2008 and 2007, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We have not paid any dividends. Forfeiture assumptions used in amortizing stock-based compensation expense are based on an analysis of historical data.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant during the years ended December 31, 2009, 2008 and 2007 based upon the following assumptions and were as follows:

	2009	2008	2007
Dividend yield	0%	0%	0%
Weighted average volatility factor:
Stock options	45.98%	58.38%	33.37%
Purchase Plan	56.63%	46.89%	32.76%
Weighted average expected life (in years):
Stock options	4.18	5.95	5.26
Purchase Plan	0.25	0.25	0.25
Weighted average risk-free interest rate:
Stock options	2.48%	2.97%	4.43%
Purchase Plan	0.14%	1.88%	4.84%
Weighted average grant date fair value:
Stock options	$10.49	$12.87	$13.32
Purchase Plan	$5.04	$5.65	$6.69

During the year ended December 31, 2009, we issued 874,134 shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $4,407.

A summary of the activity for stock options granted under our stock-based compensation plans as of December 31, 2009 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	24,363,232	$16.48
Granted	76,000	26.74
Exercised	5,120,026	8.10
Cancelled	151,415	33.33
Expired	87,590	32.15

Outstanding at December 31, 2009	19,080,201	$18.56	4.84	$510,817

Vested and expected to vest at December 31, 2009	18,727,873	$18.19	4.76	$508,206

Exercisable at December 31, 2009	15,368,349	$15.16	4.18	$463,623

As of December 31, 2009, $31,763 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 1.60 years. The total intrinsic value of options exercised was $142,676, $87,910 and $195,363 for the years ended December 31, 2009, 2008 and 2007, respectively.

The fair value of performance stock units and restricted stock units is determined based on the number of stock units granted and the quoted price of our stock at date of grant. For employees previously subject to the FBT, the grant date fair value is reduced by the amount of the FBT expected to be recovered by us from the employee. Under the Monte Carlo simulation model, the value of the FBT is equal to the FBT tax rate multiplied by the quoted price of our stock at date of grant. Effective April 1, 2009, the Indian government repealed the FBT, and accordingly the fair value of performance stock units and restricted stock units is determined based upon the number of stock units granted and the quoted price of our stock at the date of grant.

A summary of the activity for performance stock units granted under our stock-based compensation plans as of December 31, 2009 and changes during the year then ended is presented below:

	Number of Units	Weighted Avg Grant Date Fair Value (in dollars)
Unvested at January 1, 2009	1,570,291	$21.89
Granted	241,400	45.14
Vested	—	—
Forfeited	448,724	27.36
Reduction in units due to performance condition	441,560	15.86

Unvested at December 31, 2009	921,407	$28.14

As of December 31, 2009, $12,760 of total remaining unrecognized stock-based compensation cost related to performance stock units is expected to be recognized over the weighted-average remaining requisite service period of 1.80 years.

A summary of the activity for restricted stock units granted under our stock-based compensation plans as of December 31, 2009 and changes during the year then ended is presented below:

	Number of Units	Weighted Avg Grant Date Fair Value (in dollars)
Unvested at January 1, 2009	852,532	$17.21
Granted	1,043,355	35.35
Vested	330,982	18.80
Forfeited	8,109	19.69

Unvested at December 31, 2009	1,556,796	$29.49

As of December 31, 2009, $36,943 of total remaining unrecognized stock-based compensation cost related to restricted stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.39 years.

13. Commitments and Contingencies

We lease office space and equipment under operating leases, which expire at various dates through the year 2021. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under non-cancelable operating leases as of December 31, 2009 are as follows:

2010	$62,404
2011	55,457
2012	46,058
2013	32,510
2014	13,993
Thereafter	18,159

Total minimum lease payments	$228,581

Rental expense totaled $75,170, $85,281 and $54,475 for years ended December 31, 2009, 2008 and 2007, respectively.

Our current India real estate development program includes planned construction of approximately 4.5 million square feet of new space. The expanded program, which commenced during the quarter ended March 31, 2007, includes the expenditure of approximately $330,000 on land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India. As of December 31, 2009, we had outstanding fixed capital commitments of $35,936 related to our India development center expansion program.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our business, financial condition and results of operations. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s systems or our failure to meet our contractual obligations to our clients, including any breach involving a customer’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would have a material adverse effect on our business, results of operations and financial condition.

14. Segment Information

Our reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes entertainment, media and information services, communications, and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the related stock-based Indian fringe benefit tax are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows for the years ended December 31:

	2009	2008	2007
Revenues:
Financial Services	$1,406,629	$1,284,013	$1,001,420
Healthcare	860,427	688,224	504,504
Manufacturing/Retail/Logistics	564,917	443,236	320,116
Other	446,690	400,831	309,537

Total revenue	$3,278,663	$2,816,304	$2,135,577

	2009	2008	2007
Segment Operating Profit:
Financial Services	$503,689	$439,055	$355,696
Healthcare	331,007	270,790	199,791
Manufacturing/Retail/Logistics	184,636	136,609	108,480
Other	147,246	132,209	111,319

Total segment operating profit	1,166,578	978,663	775,286
Less—unallocated costs(1)	548,088	461,993	393,764

Income from operations	$618,490	$516,670	$381,522

(1)	Includes $44,816, $43,900 and $35,916 of stock-based compensation expense for the years ended December 31, 2009, 2008, and 2007, respectively and $945, $8,149 and $5,922 of stock-based Indian fringe benefit tax expense for the years ended December 31, 2009, 2008 and 2007.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	North America(2)	Europe(3)	Other(5)(6)	Total
2009
Revenues(1)	$2,594,210	$606,804	$77,649	$3,278,663
Long-lived assets(4)	$9,042	$3,145	$469,329	$481,516

2008
Revenues(1)	$2,228,355	$541,142	$46,807	$2,816,304
Long-lived assets(4)	$7,494	$2,470	$445,290	$455,254

2007
Revenues(1)	$1,768,763	$342,866	$23,948	$2,135,577
Long-lived assets(4)	$12,860	$1,873	$341,314	$356,047

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $353,471, $327,995 and $221,029 in 2009, 2008 and 2007, respectively.
(4)	Long-lived assets include property and equipment net of accumulated depreciation and amortization.
(5)	Includes our operations in the Asia Pacific region, Middle East and South America.
(6)	Substantially all of these long-lived assets relate to operations in India.

15. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the two years ended December 31, 2009 are as follows:

	Three Months Ended				Full Year
2009	March 31	June 30	September 30	December 31
Revenues	$745,862	$776,592	$853,488	$902,721	$3,278,663
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	419,708	433,340	475,599	520,796	1,849,443
Selling, general and administrative expenses	166,872	170,003	193,806	190,678	721,359
Depreciation and amortization expense	21,152	21,579	22,301	24,339	89,371
Income from operations	138,130	151,670	161,782	166,908	618,490
Net Income	113,132	141,255	136,572	144,004	534,963
Basic EPS	0.39	0.48	0.47	0.49	1.82	(1)
Diluted EPS	0.38	0.47	0.45	0.47	1.78	(1)

	Three Months Ended				Full Year
2008	March 31	June 30	September 30	December 31
Revenues	$643,106	$685,427	$734,726	$753,045	$2,816,304
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	366,265	380,867	405,936	419,748	1,572,816
Selling, general and administrative expenses	148,853	167,105	166,685	169,378	652,021
Depreciation and amortization expense	16,293	17,777	19,474	21,253	74,797
Income from operations	111,695	119,678	142,631	142,666	516,670
Net Income	101,873	103,856	112,828	112,288	430,845
Basic EPS	0.35	0.36	0.39	0.39	1.49	(1)
Diluted EPS	0.34	0.35	0.38	0.38	1.44	(1)

(1)	The sum of the quarterly basic and diluted EPS for each of the four quarters may not equal the EPS for the year due to rounding.

Cognizant Technology Solutions Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/ Other	Balance at End of Period
Accounts receivable allowance for doubtful accounts:
2009	$13,441	$3,347	$—	$323	$16,465
2008	6,339	8,473	—	1,371	13,441
2007	3,719	3,560	216	1,156	6,339
Warranty accrual:
2009	$5,669	$7,588	$—	$6,682	$6,575
2008	4,234	6,470	—	5,035	5,669
2007	2,772	4,824	—	3,362	4,234
Valuation allowance—deferred income tax assets:
2009	$7,883	$2,362	$—	$15	$10,230
2008	5,887	3,606	(1,225)	385	7,883
2007	3,989	1,637	325	64	5,887