Form 10-Q
period 2010-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2010-05-07
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of April 30, 2010:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	299,418,969

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues	$959,720	$745,862
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	555,904	419,708
Selling, general and administrative expenses	194,993	166,872
Depreciation and amortization expense	25,806	21,152

Income from operations	183,017	138,130

Other income (expense), net:
Interest income	6,054	2,470
Other income (expense), net	(10,319)	(5,111)

Total other income (expense), net	(4,265)	(2,641)

Income before provision for income taxes	178,752	135,489
Provision for income taxes	27,252	22,357

Net income	$151,500	$113,132

Basic earnings per share	$0.51	$0.39

Diluted earnings per share	$0.49	$0.38

Weighted average number of common shares outstanding – Basic	297,885	291,613
Dilutive effect of shares issuable under stock-based compensation plans	8,779	6,380

Weighted average number of common shares outstanding – Diluted	306,664	297,993

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,080,942	$1,100,930
Short-term investments	352,939	298,402
Trade accounts receivable, net of allowances of $19,143 and $16,465, respectively	706,122	626,288
Unbilled accounts receivable	106,203	82,952
Deferred income tax assets, net	60,807	73,791
Other current assets	162,220	125,205

Total current assets	2,469,233	2,307,568
Property and equipment, net of accumulated depreciation of $297,911 and $274,570, respectively	478,363	481,516
Long-term investments	137,447	151,131
Goodwill	193,898	192,372
Intangible assets, net	76,745	75,757
Deferred income tax assets, net	86,584	80,618
Other assets	67,477	49,278

Total assets	$3,509,747	$3,338,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,630	$54,640
Deferred revenue	53,576	51,605
Accrued expenses and other current liabilities	438,941	540,363

Total current liabilities	578,147	646,608
Other noncurrent liabilities	45,231	38,455

Total liabilities	623,378	685,063

Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 299,380 and 297,231 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,994	2,972
Additional paid-in capital	722,464	664,560
Retained earnings	2,116,868	1,965,368
Accumulated other comprehensive income	44,043	20,277

Total stockholders’ equity	2,886,369	2,653,177

Total liabilities and stockholders’ equity	$3,509,747	$3,338,240

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$151,500	$113,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,381	21,152
Provision for doubtful accounts	2,658	14
Deferred income taxes	23,326	3,935
Stock-based compensation expense	13,945	11,763
Excess tax benefit on stock-based compensation plans	(15,753)	(1,819)
Other	(10,162)	675
Changes in assets and liabilities:
Trade accounts receivable	(92,220)	(13,342)
Other current assets	(46,307)	(7,596)
Other assets	(4,989)	(66)
Accounts payable	36,088	16,861
Other current and noncurrent liabilities	(83,139)	(69,619)

Net cash provided by operating activities	2,328	75,090

Cash flows from investing activities:
Purchases of property and equipment	(24,219)	(20,472)
Purchases of investments	(46,798)	(40,743)
Proceeds from maturity or sale of investments	13,876	18,974
Acquisitions, net of cash acquired	—	(1,304)

Net cash used in investing activities	(57,141)	(43,545)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	30,103	8,764
Excess tax benefit on stock-based compensation plans	15,753	1,819
Repurchases of common stock	(2,315)	(12,882)

Net cash provided by (used in) financing activities	43,541	(2,299)

Effect of currency translation on cash and cash equivalents	(8,716)	(5,744)

Increase (decrease) in cash and cash equivalents	(19,988)	23,502
Cash and cash equivalents, beginning of year	1,100,930	735,066

Cash and cash equivalents, end of period	$1,080,942	$758,568

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “Company” refer to Cognizant Technology Solutions Corporation unless the context indicates otherwise. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2009. In our opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

We have evaluated subsequent events and have concluded no additional events or transactions have occurred that would require adjustment to, or additional disclosure in, our financial statements.

Note 2 — Investments

Investments as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Available-for-sale securities:
Agency discount notes	$160	$160
Other	2	2

Total available-for-sale securities	162	162

Trading securities – auction-rate securities	119,050	129,103
UBS Right	18,397	22,028
Time deposits	352,777	298,240

Total investments	$490,386	$449,533

The carrying value of the time deposits approximated fair value as of March 31, 2010 and December 31, 2009. Gross realized gains or losses on the sale of available-for-sale securities were immaterial for the periods presented. As of March 31, 2010 and December 31, 2009, available-for-sale securities in an unrealized loss or gain position were immaterial. All available-for-sale securities at March 31, 2010 and December 31, 2009 contractually mature in 2010.

Our investment in auction-rate securities are recorded at fair value and consist of AAA/A3-rated municipal bonds with an auction reset feature whose underlying assets are generally student loans, which are substantially backed by the Federal Family Education Loan Program (“FFELP”). Since February 2008, auctions for these securities have failed. The auction failures do not affect the value of the collateral underlying the auction-rate securities, and we continue to earn and receive interest on our auction-rate securities at a pre-determined formula with spreads tied to particular interest rate indices. As of March 31, 2010 and December 31, 2009, the majority of our investment in auction-rate securities was classified as a long-term investment. The classification of the auction-rate securities as long-term investments is due to continuing auction failures, the securities’ stated maturity of greater than one year and our ability and intent to hold such securities beyond one year.

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

Additional information regarding our auction-rate securities was as follows:

	March 31, 2010	December 31, 2009
Par value	$137,575	$151,275

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Redemptions at par value	$13,700	$17,250

Note 3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows as of:

	March 31, 2010	December 31, 2009
Compensation and benefits	$238,826	$356,127
Taxes	3,386	10,300
Professional fees	33,109	26,508
Travel and entertainment	16,750	15,871
Customer volume incentives	46,613	44,537
Derivative financial instruments	36,916	20,968
Other	63,341	66,052

Total accrued expenses and other current liabilities	$438,941	$540,363

Note 4 — Income Taxes

Our Indian subsidiaries, collectively referred to as Cognizant India, are export-oriented companies, which, under the Indian Income Tax Act of 1961 are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park, or STP, with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. The tax holidays for STPs currently expire on March 31, 2011. In addition, we have constructed our new development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. The incremental Indian taxes related to the taxable STPs, for which the income tax holiday has expired, have been incorporated into our effective income tax rate for 2010. The effective tax rate for the three months ended March 31, 2010 and for the three months ended March 31, 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Effective tax rate	15.2%	16.5%

The principal difference between the income tax rates for the 2010 and 2009 periods and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$675,740	$—	$—	$675,740
Investments:
Available-for-sale securities – current	—	162	—	162
Trading securities – noncurrent	—	—	119,050	119,050
UBS Right – noncurrent	—	—	18,397	18,397
Other current assets:
Derivative financial instruments – foreign exchange forward contracts	—	36,414	—	36,414
Other current liabilities:
Derivative financial instruments – foreign exchange forward contracts	—	(36,916)	—	(36,916)
Other assets:
Derivative financial instruments – foreign exchange forward contracts	—	15,223	—	15,223

Total assets and (liabilities) measured at fair value	$675,740	$14,883	$137,447	$828,070

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$778,311	$—	$—	$778,311
Investments:
Available-for-sale securities – current	—	162	—	162
Trading securities – noncurrent	—	—	129,103	129,103
UBS Right – noncurrent	—	—	22,028	22,028
Other current assets:
Derivative financial instruments – foreign exchange forward contracts	—	20,358	—	20,358
Other current liabilities:
Derivative financial instruments – foreign exchange forward contracts	—	(20,968)	—	(20,968)
Other assets:
Derivative financial instruments – foreign exchange forward contracts	—	688	—	688
Other noncurrent liabilities:
Derivative financial instruments – foreign exchange forward contracts	—	(1,917)	—	(1,917)

Total assets and (liabilities) measured at fair value	$778,311	$(1,677)	$151,131	$927,765

During the three months ended March 31, 2010, there were no transfers between Level 1 and Level 2 financial assets and liabilities. Level 3 assets consist of our investment in auction-rate securities and the related UBS Right. See Note 2 for additional information. The following table provides a summary of changes in fair value of our Level 3 financial assets for the quarter ended March 31, 2010 and year ended December 31, 2009:

	Three Months Ended March 31, 2010	Twelve Months Ended December 31, 2009
Balance, at the beginning of the period	$151,131	$167,556
Transfers out: redemptions of called auction-rate securities	(13,700)	(17,250)
Gain related to auction-rate securities included in other income (expense), net	3,646	6,955
Loss related to UBS Right included in other income (expense), net	(3,630)	(6,130)

Balance, at the end of the period	$137,447	$151,131

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

        We estimated the value of each foreign exchange forward contract by using a present value of expected cash flows model. This model calculates the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. The market forward rates included a discount and credit risk factor. The amounts were aggregated by type of contract and maturity.

In addition to the debt securities discussed above, we had approximately $352,777 and $298,240 of time deposits included in short-term investments as of March 31, 2010 and December 31, 2009, respectively.

Note 6 — Derivative Financial Instruments

In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. The following table provides information on the location and fair values of derivative financial instruments included in our condensed consolidated statements of financial position as of March 31, 2010:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$36,414	$—
	Other assets	15,223	—

	Total	51,637	—

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	36,916

	Total	—	36,916

Total		$51,637	$36,916

The following table provides information on the location and fair values of derivative financial instruments in our condensed consolidated statements of financial position as of December 31, 2009:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$20,211	$—
	Other assets	688	—
	Other noncurrent liabilities	—	1,917

	Total	20,899	1,917

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	147	—
	Accrued expenses and other current liabilities	—	20,968

	Total	147	20,968

Total		$21,046	$22,885

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2010, 2011 and 2012. Under these contracts, we purchase Indian rupees and sell U.S. dollars and the changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income” on our accompanying condensed consolidated statements of financial position and is subsequently reclassified to earnings in the same period the hedge contract settles. The notional value of our outstanding contracts by year of maturity and the net unrealized gain included in accumulated other comprehensive income for such contracts are as follows:

	March 31, 2010	December 31, 2009
2010	$420,000	$450,000
2011	480,000	360,000
2012	300,000	—

Total notional value of contracts outstanding	$1,200,000	$810,000

Net unrealized gain included in accumulated other comprehensive income	$50,081	$18,410

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to salary expense reported within cost of revenues and selling, general and administrative expenses. The tables below provide information on the location and amounts of gains or losses on our cash flow hedges included in our condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009.

Other Derivatives

We also use foreign exchange forward contracts, which have not been designated as hedges, to hedge our balance sheet exposure to Indian rupee denominated net monetary assets. During 2009, we entered into a series of foreign exchange forward contracts to purchase U.S. dollars and sell Indian rupees. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in other income (expense), net as a component of foreign currency exchange gains or losses in our condensed consolidated statements of operations. Additional information related to our outstanding contracts is as follows:

	March 31, 2010	December 31, 2009
Notional value of contracts outstanding	$400,000	$400,000

The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments for the three months ended March 31, 2010:

	Increase in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$42,024	Cost of revenues	$8,332

		Selling, general and administrative expenses	1,037

Total	$42,024		$9,369

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other income (expense), net	$(16,095)

Total		$(16,095)

The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments for the three months ended March 31, 2009:

	Increase in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(11,653)	Cost of revenues	$(1,077)

		Selling, general and administrative expenses	(220)

Total	$(11,653)		$(1,297)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 7 — Commitments and Contingencies

As of March 31, 2010, we had outstanding fixed capital commitments of approximately $21,331 related to our India development center expansion program.

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

Note 8 — Comprehensive Income

The components of accumulated other comprehensive income as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Foreign currency translation adjustments	$(6,038)	$1,867
Unrealized gain on cash flow hedges, net of taxes	50,081	18,410

Total accumulated other comprehensive income	$44,043	$20,277

The components of comprehensive income for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Comprehensive income:
Net income	$151,500	$113,132
Foreign currency translation adjustments	(7,905)	(5,548)
Change in unrealized gain (loss) on cash flow hedges, net of taxes of $984 and ($386), respectively	31,671	(9,969)

Total comprehensive income	$175,266	$97,615

Note 9 — Segment Information

Our reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes entertainment, media and information services, communications and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of our development and delivery centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the related stock-based Indian fringe benefit tax are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended March 31,
	2010	2009
Revenues:
Financial Services	$398,687	$331,342
Healthcare	252,425	189,326
Manufacturing/Retail/Logistics	173,131	123,090
Other	135,477	102,104

Total revenue	$959,720	$745,862

Segment Operating Profit:
Financial Services	$128,264	$113,386
Healthcare	92,357	69,548
Manufacturing/Retail/Logistics	54,812	36,332
Other	43,186	32,800

Total segment operating profit	318,619	252,066
Less: unallocated costs(1)	135,602	113,936

Income from operations	$183,017	$138,130

(1)	Includes $13,945 of stock-based compensation expense for the three months ended March 31, 2010, and $11,763 of stock-based compensation expense and $945 of stock-based Indian fringe benefit tax expense for the three months ended March 31, 2009.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2010	2009
Revenues (1)
North America(2)	$755,690	$593,790
Europe(3)	173,632	136,028
Other(4)	30,398	16,044

Total	$959,720	$745,862

	As of March 31, 2010	As of December 31, 2009
Long-lived Assets(5)
North America(2)	$11,688	$9,042
Europe	3,015	3,145
Other(4)(6)	463,660	469,329

Total	$478,363	$481,516

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $106,621 and $80,382 for the three months ended March 31, 2010 and 2009, respectively.
(4)	Includes our operations in Asia Pacific, Middle East and South America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 10 — Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are required to be effective by no later than the first quarter of 2011 and early adoption is permitted. We have adopted both of these standards effective January 1, 2010. Our adoption of these standards did not have a material effect on our financial condition or consolidated results of operations.

In January 2010, the FASB issued new guidance requiring supplemental fair value disclosures and providing several clarifications regarding existing disclosure requirements. Specifically, the new guidance requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, the new standard requires a gross presentation of the Level 3 rollforward, stating separately information about purchases, sales, issuances, and settlements. The new guidance also provides clarification regarding the appropriate level of disaggregation of assets and liabilities for the purpose of fair value disclosures as well as the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. We have adopted the new guidance effective January 1, 2010 and have presented the required information in Note 5.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three months ended March 31, 2010, our revenue increased to $959.7 million compared to $745.9 million during the three months ended March 31, 2009. Net income increased to $151.5 million, or $0.49 per diluted share, including stock-based compensation expense, net of tax, equal to $0.04 per diluted share, during the three months ended March 31, 2010. This is compared to net income of $113.1 million, or $0.38 per diluted share, including stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense, net of tax, of $0.03 per diluted share, during the three months ended March 31, 2009. The key drivers of our revenue growth during the three months ended March 31, 2010 were as follows:

•

Strong performance across all our business segments, with revenue growth ranging from 20.3% for Financial Services to 40.7% for Manufacturing/Retail/Logistics for the quarter as compared to the quarter ended March 31, 2009;

•	continued penetration of the European market, particularly in the UK where we experienced revenue growth of 32.6% for the quarter as compared to the quarter ended March 31, 2009;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing and business intelligence. We finished the quarter with approximately 597 active clients compared to 560 as of March 31, 2009 and increased the number of strategic clients by five during the quarter bringing the total number of our strategic clients to 149. We define a strategic client as one offering the potential to generate $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 17.6% and 30.3%, respectively, of our total revenues during the quarter ended March 31, 2010 as compared to approximately 17.6% and 29.3%, respectively, for the quarter ended March 31, 2009. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

During the quarter ended March 31, 2010, our revenue from European customers increased by 27.6% to approximately $173.6 million compared to approximately $136.0 million in the quarter ended March 31, 2009. For the quarter ended March 31, 2010, revenue from Europe, excluding the UK, increased by approximately $11.4 million from approximately $55.6 million in the quarter ended March 31, 2009 to approximately $67.0 million and revenue from the UK increased by approximately $26.2 million from approximately $80.4 million in the quarter ended March 31, 2009 to approximately $106.6 million. We believe that Europe will continue to be an area of significant investment for us as we see this region and the Asia Pacific region, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

Our revenue growth was also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. Recent NASSCOM (India’s National Association of Software and Service Companies) reports state that India’s IT software and services and business process outsourcing sectors was expected to reach almost $50 billion by the end of NASSCOM’s fiscal year ended March 31, 2010. This is an expected growth rate of approximately 5.5% over the prior fiscal year. Additionally, the FY 2010-11 Outlook for these sectors expects revenue growth of 13% to 15%. According to the latest NASSCOM “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities and are expected to result in export revenues of $175 billion by 2020.

Our operating margin increased to approximately 19.1% for the quarter ended March 31, 2010 compared to 18.5% for the quarter ended March 31, 2009. Excluding stock-based compensation expense of approximately $13.9 million, operating margin for the quarter ended March 31, 2010 was approximately 20.5%. This was slightly above our historic targeted operating margin range, excluding stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues. The operating margin increase was primarily due to achieving operating efficiencies partially offset by an increase in compensation costs, including incentive-based compensation expense, investments to grow our business and the appreciation of the Indian rupee versus the U.S. dollar. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and any related stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: (i) hiring client partners and relationship personnel with specific industry experience or domain expertise; (ii) training our technical staff in a broader range of service offerings; (iii) strengthening our business analytic capabilities; (iv) strengthening and expanding our portfolio of services; (v) continuing to expand our geographic presence for both sales and delivery; and (vi) recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2010, we expect to continue to invest amounts in excess of our historical targeted operating margin levels back into the business.

We finished the first quarter of 2010 with total headcount of approximately 85,500, which is an increase of approximately 21,800 as compared to the total headcount at March 31, 2009. The increase in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, is the primary driver of the increase in our operating expenses in 2010. Annualized turnover, including both voluntary and involuntary, was approximately 16.4% during the three months ended March 31, 2010. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages were approximately 22% of our total operating expenses for the three months ended March 31, 2010.

During 2010, we expect to spend approximately $180.0 million globally for capital expenditures, a portion of which relates to our India real estate development program that includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones located in India.

At March 31, 2010, we had cash and cash equivalents and short-term investments of $1,433.9 million and working capital of $1,891.1 million. Accordingly, we do not anticipate any near-term liquidity issues.

While several measures have indicated that the economy maybe improving, the economic environment remains fragile. During 2010, we expect the following factors to affect our business and our operating results:

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

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of short and long-term investments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts, which are predominantly fixed-priced contracts, are recognized as the service is performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews total expected labor costs on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our condensed consolidated statement of operations. Contract losses for the three months ended March 31, 2010 and 2009, respectively, were immaterial.

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

Our Indian subsidiaries, which are referred to collectively herein as Cognizant India, are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park, or STP, with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. The tax holidays for STPs are currently scheduled to expire on March 31, 2011. Thereafter, export profits from our existing STPs will be fully taxable at the Indian statutory rate (33.99% as of March 31, 2010) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 2011, we expect that our effective income tax rate will increase significantly beginning in calendar year 2011. In addition, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs are entitled to certain income tax incentives for periods up to 15 years.

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

Determining the fair value of our investment in auction-rate securities with unobservable inputs that are supported by little or no market activity requires judgment, including determining the appropriate holding period and discount rate to be used in valuing such securities. We value our investment in auction-rate securities using a discounted cash flow analysis, which incorporates the following key inputs: (i) the underlying structure of each security; (ii) frequency and amounts of cash flows; (iii) expected holding period for the security; and (iv) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. In estimating the holding period, we considered the current developments in the auction-rate market including: our ability to hold the securities for such period of time, recent calls of auction-rate securities by issuers and the possible reestablishment of an active market for the auction-rate securities that we hold. Based upon these factors, we used a holding period of five years for securities with a stated maturity beyond five years, which represents the period of time we anticipate, will elapse before a liquidity event will occur. An increase or decrease in the holding period by two years would change the fair value of our investment in auction-rate securities by approximately $7.0 million. We derive the discount rate by considering observable interest rate yields for bonds supported by student loans and pricing of new bond issuances, and adding an illiquidity premium to such rates. The illiquidity premium was estimated by management considering current market conditions. As of March 31, 2010, we used a weighted-average illiquidity premium of 300 basis points. This weighted-average illiquidity premium has been impacted by overall issues within the credit and capital markets and related increases in volatility including uncertainty of the credit and money markets. An increase or decrease to the illiquidity premium of 100 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $6.0 million. Our valuation is also impacted by changes in market interest rates because the interest payments we receive on our auction-rate securities vary based on a pre-determined formula with spreads tied to particular interest rate indices. An increase or decrease in market interest rates of 25 basis points would change the estimated fair value of our investment in auction-rate securities by approximately $4.0 million. We anticipate there will be ongoing developments in the credit markets and the market for the auction-rate securities that we hold. Accordingly, our estimates of the expected holding period and illiquidity premium used in valuing such securities are reasonably likely to change in the short-term.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. As of March 31, 2010, our goodwill balance was $193.9 million.

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

Risks. The majority of our development and delivery centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, limitations on immigration programs, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, and potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management and our independent auditor to ensure the adequacy and effectiveness of our internal control over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Part II, Item 1A. “Risk Factors.”

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended March 31:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Revenues	$959,720	100.0%	$745,862	100.0%	$213,858	28.7%
Cost of revenues (1)	555,904	57.9	419,708	56.3	136,196	32.5
Selling, general and administrative expenses(2)	194,993	20.3	166,872	22.4	28,121	16.9
Depreciation and amortization expense	25,806	2.7	21,152	2.8	4,654	22.0

Income from operations	183,017	19.1%	138,130	18.5%	44,887	32.5

Other income (expense), net	(4,265)		(2,641)		(1,624)	61.5
Provision for income taxes	27,252		22,357		4,895	21.9

Net income	$151,500	15.8%	$113,132	15.2%	$38,368	33.9

(1)	Includes stock-based compensation expense of $3,667 in 2010 and $4,261 in 2009, and stock-based Indian fringe benefit tax expense of $187 in 2009 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $10,278 in 2010 and $7,502 in 2009, and stock-based Indian fringe benefit tax expense of $758 in 2009 and is exclusive of depreciation and amortization expense.

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

We seek to manage the company to a targeted operating margin, excluding stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense, which was repealed during the third quarter of 2009, retroactive to April 1, 2009, are meaningful measures for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to those of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation expense, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense and stock-based Indian fringe benefit tax expense allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes costs, namely, stock-based compensation that is recurring and applicable stock-based Indian fringe benefit tax expense. Stock-based compensation will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the three months ended March 31:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues
Income from operations, as reported	$183,017	19.1%	$138,130	18.5%
Add: stock-based compensation expense	13,945	1.4	11,763	1.6
Add: stock-based Indian fringe benefit tax expense	—	—	945	0.1

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$196,962	20.5%	$150,838	20.2%

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

Revenue. Revenue increased 28.7%, or approximately $213.8 million, from approximately $745.9 million during the three months ended March 31, 2009 to approximately $959.7 million during the three months ended March 31, 2010. This increase was primarily attributed to greater acceptance of the global delivery model among an increasing number of industries, continued interest in using the global delivery model as a means to reduce overall IT costs and greater penetration in the European market. Revenue from customers existing as of March 31, 2009 increased by approximately $163.1 million and revenue from new customers added since March 31, 2009 was approximately $50.7 million or approximately 23.7% of the period over period revenue increase and 5.3% of total revenues for the three months ended March 31, 2010. In addition, revenue from our North American and European customers for the three months ended March 31, 2010 increased by $161.9 million and $37.6 million, respectively, over the comparable 2009 quarter. We had approximately 597 active clients as of March 31, 2010 as compared to 560 active clients as of March 31, 2009. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $67.3 million and $63.1 million, respectively, of the approximately $213.8 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 30.0% and 27.6%, respectively, compared to the three months ended March 31, 2009 and represented approximately 45.1% and 54.9%, respectively, of total revenues for the three months ended March 31, 2010. No customer accounted for sales in excess of 10% of revenues during the three months ended March 31, 2010 and 2009.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, incentive-based compensation, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 32.5%, or approximately $136.2 million, from approximately $419.7 million during the three months ended March 31, 2009 to approximately $555.9 million during the three months ended March 31, 2010. The increase was due primarily to higher compensation and benefits costs of approximately $118.5 million resulting from the increase in the number of our technical personnel, incentive-based compensation and the appreciation of the Indian rupee versus the U.S. dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 17.4%, or approximately $32.8 million, from approximately $188.0 million during the three months ended March 31, 2009 to approximately $220.8 million during the three months ended March 31, 2010, and decreased as a percentage of revenue from 25.2% to 23.0%. The decrease as a percentage of revenue was due primarily to economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending partially offset by an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Income from Operations. Income from operations increased 32.5%, or approximately $44.9 million, from approximately $138.1 million during the three months ended March 31, 2009 to approximately $183.0 million during the three months ended March 31, 2010, representing operating margins of 19.1% of revenues in 2010 and 18.5% of revenues in 2009. The operating margin increase was primarily due to achieving operating efficiencies partially offset by an increase in compensation costs and benefit costs, including incentive-based compensation costs, the impact of the appreciation of the Indian rupee versus the U.S. dollar and investments to grow our business. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 177 basis points or 1.77 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 24 basis points or 0.24 percentage points. Excluding stock-based compensation expense of $13.9 million and $11.8 million for the three months ended March 31, 2010 and March 31, 2009 and stock-based Indian fringe benefit tax expense of $0.9 million for the three months ended March 31, 2009, operating margin for the three months ended March 31, 2010 and March 31, 2009 was 20.5% and 20.2% of revenues, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended March 31, 2010, the settlement of certain cash flow hedges favorably impacted our operating margin by approximately 98 basis points or 0.98 percentage points. During the three months ended March 31, 2009, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 17 basis points or 0.17 percentage points.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, Other income (expense), net for the three months ended March 31:

(Dollars in thousands)

	2010	2009	$ Change
Foreign currency exchange gains (losses)	$5,635	$(5,000)	$10,635
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	(16,095)	—	(16,095)

Net foreign currency exchange gains (losses)	(10,460)	(5,000)	(5,460)
Interest income	6,054	2,470	3,584
Other income (expense), net	141	(111)	252

Total other income (expense), net	$(4,265)	$(2,641)	$(1,624)

The foreign currency exchange gains of approximately $5.6 million were primarily attributed to (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and (ii) the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $16.1 million of losses on foreign exchange forward contracts were related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of March 31, 2010, the notional value of these undesignated hedges was $400.0 million. The increase in interest income of $3.6 million was primarily attributed to higher invested balances, including an increase in short-term investments.

Provision for Income Taxes. The provision for income taxes increased from approximately $22.4 million during the three months ended March 31, 2009 to approximately $27.3 million during the three months ended March 31, 2010. The effective income tax rate decreased from 16.5% for the three months ended March 31, 2009 to 15.2% for the three months ended March 31, 2010. The decrease in our effective rate was primarily attributed to a shift in the geographic mix of our income, which resulted in a greater percentage of our revenues falling under income tax holidays, the tax impact of our foreign forward exchange contracts and the favorable net impact of discrete items recorded in the 2010 period.

Net Income. Net income increased from approximately $113.1 million for the three months ended March 31, 2009 to approximately $151.5 million for the three months ended March 31, 2010, representing 15.2% and 15.8% of revenues, respectively. The increase in net income as a percentage of revenues was primarily attributed to a higher operating margin and a lower effective tax rate in the 2010 period.

Results by Business Segment

Our reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other segment includes entertainment, media and information services, communications and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

As of March 31, 2010, we had 597 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the three months ended March 31, 2010 and 2009, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended March 31, 2010 and 2009 are as follows:

(Dollars in thousands)

	March 31, 2010	March 31, 2009	$ Change	% Change
Revenues:
Financial Services	$398,687	$331,342	$67,345	20.3%
Healthcare	252,425	189,326	63,099	33.3
Manufacturing/Retail/Logistics	173,131	123,090	50,041	40.7
Other	135,477	102,104	33,373	32.7

Total revenues	$959,720	$745,862	$213,858	28.7%

Segment Operating Profit:
Financial Services	$128,264	$113,386	$14,878	13.1%
Healthcare	92,357	69,548	22,809	32.8
Manufacturing/Retail/Logistics	54,812	36,332	18,480	50.9
Other	43,186	32,800	10,386	31.7

Total segment operating profit	$318,619	$252,066	$66,553	26.4%

Financial Services Segment

Revenue. Revenue increased by 20.3%, or approximately $67.4 million, from approximately $331.3 million during the three months ended March 31, 2009 to approximately $398.7 million during the three months ended March 31, 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2009 and customers added since such date was approximately $63.2 million and approximately $4.2 million, respectively. Within the segment, quarterly revenue from our banking and insurance customers increased approximately $51.0 million and $16.4 million, respectively over the first quarter of last year. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model. However, revenue from our financial services segment grew slower than the rest of the company primarily due to the crisis in the financial services sector during 2009. We believe this trend, to a lesser extent, may continue during 2010.

Segment Operating Profit. Segment operating profit increased 13.1%, or approximately $14.9 million, from approximately $113.4 million during the three months ended March 31, 2009 to approximately $128.3 million during the three months ended March 31, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive based compensation, and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Healthcare Segment

Revenue. Revenue increased by 33.3%, or approximately $63.1 million, from approximately $189.3 million during the three months ended March 31, 2009 to approximately $252.4 million during the three months ended March 31, 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2009 and customers added since such date was approximately $53.3 million and approximately $9.8 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $41.5 million over the first quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model.

Segment Operating Profit. Segment operating profit increased 32.8%, or approximately $22.8 million, from approximately $69.5 million during the three months ended March 31, 2009 to approximately $92.3 million during the three months ended March 31, 2010. The increase in segment operating profit was attributable primarily to increased revenues during the quarter.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 40.7%, or approximately $50.0 million, from approximately $123.1 million during the three months ended March 31, 2009 to approximately $173.1 million during the three months ended March 31, 2010. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2009 and customers added since such date was approximately $33.8 million and approximately $16.2 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model.

Segment Operating Profit. Segment operating profit increased 50.9%, or approximately $18.5 million, from approximately $36.3 million during the three months ended March 31, 2009 to approximately $54.8 million during the three months ended March 31, 2010. The increase in segment operating profit was attributable primarily to increased revenues and achieving operational efficiencies including continued leverage of prior sales and marketing investments.

Other Segment

Revenue. Revenue increased 32.7%, or approximately $33.4 million, from approximately $102.1 million during the three months ended March 31, 2009 to approximately $135.5 million during the three months ended March 31, 2010. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2009 and customers added since such date was approximately $12.9 million and approximately $20.5 million, respectively. Within the Other segment, growth was particularly strong among our entertainment, media and information services customers and our telecommunications customers where revenue increased by approximately $14.4 million and $13.7 million, respectively, over the first quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model.

Segment Operating Profit. Segment operating profit decreased 31.7%, or approximately $10.4 million, from approximately $32.8 million during the three months ended March 31, 2009 to approximately $43.2 million during the three months ended March 31, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive based compensation, and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents and short-term investments of $1,433.9 million. We have used, and plan to use, our cash for: (i) expansion of existing operations, including our offshore development and delivery centers; (ii) continued development of new service lines; (iii) possible acquisitions of related businesses; (iv) formation of joint ventures; (v) stock repurchases and (vi) general corporate purposes, including working capital. As of March 31, 2010, we had working capital of approximately $1,891.1 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $2.3 million during the three months ended March 31, 2010 as compared to approximately $75.1 million during the three months ended March 31, 2009. The decrease was primarily attributed to an increase in working capital required to support our revenue growth which was primarily impacted by the increase in trade accounts receivable and incentive-based compensation payments made during the three months ended March 31, 2010 offset by an increase in net income during the quarter. Trade accounts receivable increased from approximately $626.3 million at December 31, 2009 to approximately $706.1 million at March 31, 2010. Unbilled accounts receivable increased from approximately $83.0 million at December 31, 2009 to approximately $106.2 million at March 31, 2010. The increase in trade accounts receivable and unbilled receivables as of March 31, 2010 as compared to December 31, 2009 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At March 31, 2010, our days of sales outstanding, including unbilled receivables, were approximately 76.2 days as compared to 72.3 days at December 31, 2009 and 72.5 days as of March 31, 2009.

Our investing activities used net cash of approximately $57.1 million during the three months ended March 31, 2010 as compared to approximately $43.5 million during the three months ended March 31, 2009. The decrease in net cash from investing activities primarily related to an increase in net investments and capital expenditure spending offset by decreased payments for acquisitions.

Our financing activities provided net cash of approximately $43.5 million during the three months ended March 31, 2010 as compared to using approximately $2.3 million during the three months ended March 31, 2009. The increase in net cash from financing activities primarily related to additional proceeds and excess tax benefits from issuances under our stock-based compensation plans and lower common stock repurchases.

As of March 31, 2010, our short-term and long-term investments totaled $490.4 million and included $119.1 million in long-term of AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $18.4 million of an auction-rate securities related UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of March 31, 2010. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par value.

In November 2008, we accepted an offer from UBS AG, or UBS, to sell to UBS, at par value, our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par value any time through July 2, 2012. The offer is non-transferable. During the first quarter of 2010, approximately $13.7 million of the auction-rate securities were redeemed at par value. At March 31, 2010, the par value of the auction-rate securities held by us was $137.6 million. We anticipate that any future changes in fair value of the UBS Right will be offset by the changes in the fair values of the auction-rate securities with no material impact to our condensed consolidated financial statements.

Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute current and planned operations and needs for at least the next 12 months. If a liquidity event does not occur prior to the exercise period under the UBS Right, we expect to obtain liquidity through the UBS Right. If UBS is unable to honor its obligations under the UBS Right, we believe we will be able to ultimately recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral substantially backed by FFELP, and (ii) the AAA/A3 credit rating of the securities held by us. However, it could take until the final maturity of the underlying security (up to 31 years) to realize our investments’ recorded value.

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

Commitments and Contingencies

As of March 31, 2010, we had outstanding fixed capital commitments of approximately $21.3 million related to our India development center expansion program which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 78.7% of our revenues for the quarter ended March 31, 2010 are generated from customers located in North America. However, a portion of our costs in India, representing approximately 28.8% of our global operating costs for the quarter ended March 31, 2010, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign currency gains or losses upon remeasurement. For the quarter ended March 31, 2010, we reported foreign currency exchange gains (losses), exclusive of hedging gains or losses, of approximately $5.6 million, which are primarily attributed to the remeasurement of (i) U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and (ii) Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. During the first quarter of 2010, we reported income of $9.4 million on contracts that settled during the quarter. As of March 31, 2010, we have outstanding contracts with a notional value of $420.0 million and weighted average forward rate of 48.9 rupees to the U.S. dollar scheduled to mature in 2010, outstanding contracts with a notional value of $480.0 million and weighted average forward rate of 48.3 rupees to the U.S. dollar scheduled to mature in 2011 and outstanding contracts with a notional value of $300.0 million and weighted average forward rate of 48.8 rupees to the U.S. dollar scheduled to mature in 2012.

We also use foreign currency forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. During 2009, we entered into a series of foreign exchange forward contracts, scheduled to mature in 2010, to buy U.S. dollars and sell Indian rupees. At March 31, 2010, the notional value of the outstanding contracts was $400.0 million and the related fair value was a liability of $36.9 million. During the three months ended March 31, 2010, inclusive of losses of $16.1 million on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $10.5 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2010 and 2009 that would have affected our liquidity or the availability of or requirements for capital resources.

Recent Accounting Pronouncements

See Note 10 to our condensed consolidated financial statements for additional information.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to often increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. Historically, we have experienced increases in compensation and benefit costs, including incentive-based compensation, in India; however, this has not had a material impact on our results of operations as Indian wages were approximately 22% of our total operating expenses for the three months ended March 31, 2010.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of March 31, 2010 and December 31, 2009, the notional value of these contracts was $1,200.0 million and $810.0 million, respectively. The outstanding contracts at March 31, 2010 are scheduled to mature each month during 2010, 2011 and 2012. At March 31, 2010 and December 31, 2009, the net unrealized gain on our outstanding foreign exchange forward contracts was $51.6 million and $19.0 million, respectively. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2010, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $120.0 million.

We also use foreign exchange forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. We entered into a series of foreign exchange forward contracts, scheduled to mature in 2010, to buy U.S. dollars and sell Indian rupees. At March 31, 2010, the notional value of the outstanding contracts was $400.0 million and the related fair value was a liability of $36.9 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2010, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $44.0 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2010 and 2009 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term and long-term investments. As of March 31, 2010, we had approximately $1,571.3 million of cash and cash equivalents and short-term and long-term investments most of which are impacted almost immediately by changes in short-term interest rates. We limit our credit risk by investing primarily in AAA/Aaa/A3 or A1/P1 rated securities as rated by Standard & Poor’s, Moody’s and Fitch rating services and restricting amounts that can be invested with any single issuer.

As of March 31, 2010, our short-term and long-term investments totaled $490.4 million and included $119.1 million in long-term of AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the FFELP. In addition, the remainder of our long-term investments included $18.4 million of an auction-rate related UBS Right discussed below. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of March 31, 2010. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par value.

In November 2008, we accepted an offer from UBS to sell to UBS, at par value, our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par value any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. At March 31, 2010, we determined the fair value of the UBS Right to be $18.4 million. During the first quarter of 2010, approximately $13.7 million of auction rate securities were redeemed at par value. We anticipate that any future changes in fair value of the UBS Right will be offset by the changes in the fair value of the auction-rate securities with no material impact to the consolidated financial statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2010. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first quarter of 2010, approximately 78.7% of our revenues were attributable to the North American region, 18.1% were attributable to the European region, and 3.2% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

A substantial portion of our assets and operations are located in India and we are subject to regulatory, economic, political and other uncertainties in India.

We intend to continue to develop and expand our offshore facilities in India where a majority of our technical professionals are located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India have historically increased at a faster rate than in the United States. If this were to continue in the future, it would result in increased costs for our skilled professionals and thereby potentially reduce our operating margins. Also, there is no assurance that in future periods competition for skilled professionals will not drive higher salaries in India thereby resulting in increased costs for our technical professionals and reduced operating margins.

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

Revenues from customers outside North America represented approximately 21.3% of our revenues for the quarter ended March 31, 2010. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific and Latin America regions. In addition, the majority of our employees and our development and delivery centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance sheet items originally denominated in other currencies. During the quarter ended March 31, 2010, the appreciation of the Indian rupee versus the U.S. dollar negatively impacted our operating margins by 177 basis points or 1.77 percentage points as compared to the same period in 2009. Additionally, during the quarter ended March 31, 2010, we recorded net foreign currency losses of $10.5 million, inclusive of losses of $16.1 million on undesignated balance sheet hedges. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities will be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.

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

Legislation and administrative/regulatory policies enacted in certain European jurisdictions and any future legislation/regulation in Europe, countries within the Asia Pacific region or any other country in which we have clients restricting the performance of business process services from an offshore location could also have a material adverse effect on our business, results of operations and financial condition. For example, new legislation recently enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union, or EU, countries, and provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients who outsource business to us in the United Kingdom and other EU countries who have adopted similar laws. This legislation may materially affect our ability to obtain new business from companies in the United Kingdom and EU and to provide outsourced services to companies in the United Kingdom and EU in a cost-effective manner.

Our growth may be hindered by immigration restrictions.

Our future success will depend on our ability to attract and retain employees with technical and project management skills from developing countries, especially India. The vast majority of our professionals in the United States and in Europe are Indian nationals. The ability of Indian nationals to work in the United States and Europe depends on their ability and our ability to obtain the necessary visas and work permits.

The H-1B visa classification enables United States employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. Although CIS has reached its general cap and advanced degree cap for fiscal year 2010, we are able to file H-1B petitions with CIS against the fiscal year 2011 caps beginning April 1, 2010 for work in H-1B status beginning on October 1, 2011. As part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

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

Immigration and work permit laws and regulations in the United States, the United Kingdom, the EU, Switzerland and other countries are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. Immigration and work permit laws and regulations can be significantly affected by political forces and levels of economic activity. Our international expansion strategy and our business, results of operations, and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with professionals who are not citizens of the country where the work is to be performed.

Our revenues are highly dependent on clients primarily located in the United States and Europe, as well as on clients concentrated in certain industries, including the financial services industry. Continuing or worsening economic conditions or factors that negatively affect the economic health of the United States, Europe or these industries may adversely affect our business.

Approximately 78.7% of our revenues during the quarter ended March 31, 2010 were derived from customers located in North America. In the same period, approximately 18.1% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States and Europe. In addition, during the quarter ended March 31, 2010, we earned approximately 41.5% of our revenues from the financial services industry, which includes insurance. A continuation of the current crisis in the financial services industry and significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

We face intense competition from other service providers.

The intensely competitive information technology, consulting and business process outsourcing professional services markets include a large number of participants and is subject to rapid change. These markets include participants from a variety of market segments, including:

•	systems integration firms;

•	contract programming companies;

•	application software companies;

•	internet solutions providers;

•	large or traditional consulting companies;

•	professional services groups of computer equipment companies; and

•	infrastructure management and outsourcing companies.

These markets also include numerous smaller local competitors in the various geographic markets in which we operate which may be able to provide services and solutions at lower costs or on terms more attractive to clients than we can. Our direct competitors who use the on-site/offshore business model include, among others, Infosys Technologies, Tata Consultancy Services and Wipro. In addition, many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition and, therefore, may be better able to compete for new work and skilled professionals. Some of these larger competitors, such as Accenture, Electronic Data Systems (acquired by Hewlett-Packard Company), Perot Systems (acquired by Dell Inc.) and IBM Global Services, have offshore operations. There is a risk that increased competition could put downward pressure on the prices we can charge for our services and on our operating margins. Similarly, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. Even if our offerings address industry and client needs, our competitors may be more successful at selling their services. If we are unable to provide our clients with superior services and solutions at competitive prices, our results of operations may suffer. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. We cannot assure you that we will be able to sustain our current levels of profitability or growth as competitive pressures, including competition for skilled technology professionals and pricing pressure from competitors employing a global delivery business model, increase.

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

For the quarter ended March 31, 2010, we reported an operating margin of 19.1%. Our operating margin may decline if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

Our top five customers generated approximately 17.6% of our revenues for the quarter ended March 31, 2010. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Effective January 1, 2002, and in accordance with authoritative literature, we no longer accrue incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2010. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

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

We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. We contract to provide services either on a time-and-materials basis or on a fixed-price basis. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically distributed service locations. Our pricing, cost and profit margin estimates for the work that we perform frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the contract. There is a risk that we will under price our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 30.9% of our revenues for the quarter ended March 31, 2010. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

If we fail to meet our contractual obligations or otherwise breach obligations to our clients, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. In addition, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us to become standard in the marketplace. If we cannot or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope and/or amount of our potential liability. If we cannot or do not meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the terms of our agreements, we might face significant legal liability and our business could be adversely affected.

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

We expect to continue our program of pursuing strategic acquisitions and joint ventures designed to enhance our capabilities, enable us to expand our geographic presence, especially in the European market, enter new technology areas or expand our capacity. We cannot assure you that we will successfully identify suitable acquisition candidates, consummate any acquisition or joint venture, integrate any acquired business or joint venture into our operations or achieve desired financial and operating results. Further, acquisitions and joint ventures involve a number of special risks, including diversion of management’s attention and failure to retain key personnel. We might need to dedicate additional management and other resources to complete the transactions. Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. Also, we may finance any future acquisitions with cash, debt financing, and the issuance of equity securities or a combination of the foregoing. We cannot assure you that we will be able to arrange adequate financing on acceptable terms. In addition, acquisitions financed with the issuance of our equity securities could be dilutive.

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

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls to ensure the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations, and the market price of our securities could be materially adversely affected.

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

As of March 31, 2010, our short-term and long-term investments totaled $490.4 million and included $119.1 million in long-term AAA/A3-rated auction-rate municipal debt securities that are collateralized by debt obligations supported by student loans, substantially backed by the Federal Family Education Loan Program, or FFELP. In addition, the remainder of our long-term investments included an asset of $18.4 million related to the UBS Right. Since February 14, 2008, auctions failed for all the auction-rate securities still in our portfolio as of March 31, 2010. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and we continue to earn and receive interest on the auction-rate municipal debt securities at a pre-determined formula with spreads tied to particular interest rate indices. All of the auction-rate municipal debt securities held by us are callable by the issuer at par. In November 2008, we accepted an offer from UBS AG, or UBS, to sell to UBS, at par value ($137.6 million at March 31, 2010), our auction-rate municipal debt securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate municipal debt securities or sell them on our behalf at par value any time after the execution of the UBS Right through July 2, 2012. The offer is non-transferable. UBS’s inability to perform under the UBS Right and the lack of liquidity for auction-rate municipal debt securities in the financial markets could have a material adverse effect on our financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no stock repurchases made during the first quarter ended March 31, 2010.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and formatted in XBRL:

(i) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and 2009;

(ii) Condensed Consolidated Statements of Financial Position (Unaudited) as of March 31, 2010 and December 31, 2009;

(iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009; and

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: May 7, 2010	By:	/s/ Francisco D’Souza
Francisco D’Souza,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Gordon Coburn
Gordon Coburn,
Chief Financial and Operating Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and formatted in XBRL:

(i) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and 2009;

(ii) Condensed Consolidated Statements of Financial Position (Unaudited) as of March 31, 2010 and December 31, 2009;

(iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009; and

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.