Form 10-Q
period 2010-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2010-08-06
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 30, 2010:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	300,891,248

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2010 and 2009 and for the Six Months Ended June 30, 2010 and 2009	1

	Condensed Consolidated Statements of Financial Position (Unaudited) as of June 30, 2010 and December 31, 2009	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and 2009	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	45

SIGNATURES		46

i

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$1,105,154	$776,592	$2,064,874	$1,522,454
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	641,019	433,340	1,196,923	853,048
Selling, general and administrative expenses	234,547	170,003	429,540	336,875
Depreciation and amortization expense	23,673	21,579	49,479	42,731

Income from operations	205,915	151,670	388,932	289,800

Other income (expense), net:
Interest income	6,547	2,622	12,601	5,092
Other income (expense), net	(4,454)	14,874	(14,773)	9,763

Total other income (expense), net	2,093	17,496	(2,172)	14,855

Income before provision for income taxes	208,008	169,166	386,760	304,655
Provision for income taxes	35,833	27,911	63,085	50,268

Net income	$172,175	$141,255	$323,675	$254,387

Basic earnings per share	$0.57	$0.48	$1.08	$0.87

Diluted earnings per share	$0.56	$0.47	$1.05	$0.85

Weighted average number of common shares outstanding – Basic	299,889	292,337	298,887	291,975
Dilutive effect of shares issuable under stock-based compensation plans	8,598	6,935	8,689	6,658

Weighted average number of common and dilutive shares outstanding – Diluted	308,487	299,272	307,576	298,633

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,039,686	$1,100,930
Short-term investments	612,313	298,402
Trade accounts receivable, net of allowances of $21,845 and $16,465, respectively	814,239	626,288
Unbilled accounts receivable	119,452	82,952
Deferred income tax assets, net	59,162	73,791
Other current assets	160,072	125,205

Total current assets	2,804,924	2,307,568
Property and equipment, net of accumulated depreciation of $318,224 and $274,570, respectively	504,769	481,516
Long-term investments	—	151,131
Goodwill	214,814	192,372
Intangible assets, net	92,972	75,757
Deferred income tax assets, net	87,286	80,618
Other noncurrent assets	59,389	49,278

Total assets	$3,764,154	$3,338,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,986	$54,640
Deferred revenue	56,821	51,605
Accrued expenses and other current liabilities	507,791	540,363

Total current liabilities	645,598	646,608
Deferred income tax liabilities, net	6,071	—
Other noncurrent liabilities	71,598	38,455

Total liabilities	723,267	685,063

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 300,802 and 297,231 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3,008	2,972
Additional paid-in capital	769,916	664,560
Retained earnings	2,289,043	1,965,368
Accumulated other comprehensive (loss) income	(21,080)	20,277

Total stockholders’ equity	3,040,887	2,653,177

Total liabilities and stockholders’ equity	$3,764,154	$3,338,240

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$323,675	$254,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,629	42,731
Provision for doubtful accounts	5,515	733
Deferred income taxes	38,860	(4,867)
Stock-based compensation expense	27,935	20,149
Excess tax benefit on stock-based compensation plans	(28,411)	(5,151)
Other	(799)	678
Changes in assets and liabilities:
Trade accounts receivable	(192,309)	(25,656)
Other current assets	(78,822)	(24,854)
Other assets	(12,726)	(4,897)
Accounts payable	20,618	(114)
Other current and noncurrent liabilities	(18,543)	(26,791)

Net cash provided by operating activities	137,622	226,348

Cash flows from investing activities:
Purchases of property and equipment	(66,165)	(30,025)
Purchases of investments	(413,918)	(128,895)
Proceeds from maturity or sale of investments	251,133	39,790
Acquisitions, net of cash acquired	(29,035)	(1,304)

Net cash used in investing activities	(257,985)	(120,434)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	49,935	18,447
Excess tax benefit on stock-based compensation plans	28,411	5,151
Repurchases of common stock	(4,901)	(13,465)

Net cash provided by financing activities	73,445	10,133

Effect of currency translation on cash and cash equivalents	(14,326)	9,264

(Decrease) increase in cash and cash equivalents	(61,244)	125,311
Cash and cash equivalents, beginning of year	1,100,930	735,066

Cash and cash equivalents, end of period	$1,039,686	$860,377

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

Note 2 — Acquisitions

During the first six months of 2010 we completed three business combinations. The total consideration, including stock, was approximately $45,400 (net of cash acquired). In January 2010, we entered into a transaction with a customer, pursuant to which we acquired a multi-year service agreement, an assembled workforce and certain other assets. Under the current authoritative business combination guidelines this transaction qualified as a business combination. This transaction, with no initial cash consideration, expands our business process outsourcing expertise within our logistic services. The remaining two acquisitions were completed to strengthen our business transformation and program management capabilities and expand our testing services within Europe. Pursuant to the above, we acquired service agreements, assembled workforces, tradenames, developed technologies and other assets.

These acquisitions were included in our condensed consolidated financial statements as of the date which they were acquired and were not material to our operations, financial position or cash flow. As a result of these transactions, we have allocated the purchase price to tangible and intangible assets and liabilities based upon their fair values.

Note 3 — Investments

Investments as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Available-for-sale securities:
U.S. Treasury and agency debt securities	$179,256	$160
Foreign government debt securities	6,538	—
Corporate and other debt securities	81,846	2
Asset-backed securities	19,308	—

Total available-for-sale securities	286,948	162

Trading securities – auction-rate securities	—	129,103
UBS Right	—	22,028
Time deposits	325,365	298,240

Total investments	$612,313	$449,533

Our available-for-sale securities are recorded at fair value. We classify our available-for-sale debt securities with an original maturity greater than three months at the date of purchase as short-term due to their highly liquid nature and because such investments represent an investment in cash that is available for current operations. These investments consist primarily of U.S. Treasury notes, U.S. government agency securities, non-U.S. government debt securities, U.S. and international corporate bonds, debt securities issues by supranational institutions and asset-backed securities, including those backed by auto loans, credit card receivables, and other receivables. Our investment guidelines are to purchase securities with a credit rating of A and above at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis.

The carrying value of the time deposits approximated fair value as of June 30, 2010 and December 31, 2009.

At December 31, 2009, our investment in auction-rate securities was recorded at fair value and consisted of AAA/A3-rated municipal bonds with an auction reset feature whose underlying assets were generally student loans, which were substantially backed by the Federal Family Education Loan Program, or FFELP. Since February 2008, auctions for these securities have failed. The auction failures do not affect the value of the collateral underlying the auction-rate securities, and we earned and received interest on our auction-rate securities at a pre-determined formula with spreads tied to particular interest rate indices. As of December 31, 2009, the majority of our auction-rate securities were classified as long-term investments. The classification of the auction-rate securities as long-term investments was due to continuing auction failures, the securities’ stated maturity of greater than one year and our ability and intent to hold such securities beyond one year.

In November 2008, we accepted an offer from UBS AG, or UBS, to sell to UBS, at par value, our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par value anytime after the execution of the UBS Right through July 2, 2012. The offer was non-transferable. During the six months ended June 30, 2010, the remaining balance of our auction-rate securities was redeemed by the issuers or purchased by UBS at par value thereby reducing the outstanding balance to zero at June 30, 2010.

Additional information regarding our auction-rate securities is as follows:

	June 30, 2010	December 31, 2009
Par value	$—	$151,275

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Redemptions by issuer or purchases by UBS at par value	$151,275	$17,250

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$177,722	$1,535	$(1)	$179,256
Foreign government debt securities	6,494	50	(6)	6,538
Corporate and other debt securities	81,754	422	(330)	81,846
Asset-backed securities	19,343	11	(46)	19,308

Total investment securities available for sale	$285,313	$2,018	$(383)	$286,948

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$160	$—	$—	$160
Corporate and other debt securities	2	—	—	2

Total investment securities available for sale	$162	$—	$—	$162

The gross unrealized gains (losses) in the above tables were recorded in other comprehensive (loss) income.

As of June 30, 2010 and December 31, 2009, we did not have any investments in marketable securities that had been in an unrealized loss position for 12 months or longer. As of June 30, 2010, we do not consider any of the investments to be other-than-temporarily impaired.

The contractual maturities of investments in debt securities available for sale at June 30, 2010, are set forth in the following table:

	June 30, 2010
	Amortized Cost	Fair Value
Due within one year	$18,707	$18,687
Due after one year through five years	247,263	248,953
Asset-backed securities	19,343	19,308

Total investment securities available for sale	$285,313	$286,948

Asset-backed securities were excluded from the maturity categories because the actual maturities may differ from contractual maturities since the underlying receivables may be prepaid without penalties. Further, actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

Gross gains (losses) realized on sales related to available-for-sale investment securities included in earnings for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Gross gains	$82	$—	$82	$—
Gross losses	(56)	—	(56)	—

Net gains on sales of available-for-sale securities	$26	$—	$26	$—

We determine the cost of the securities sold based on the specific identification method.

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows as of:

	June 30, 2010	December 31, 2009
Compensation and benefits	$303,636	$356,127
Income taxes	3,169	10,300
Professional fees	30,788	26,508
Travel and entertainment	24,121	15,871
Customer volume incentives	56,088	44,537
Derivative financial instruments	9,626	20,968
Other	80,363	66,052

Total accrued expenses and other current liabilities	$507,791	$540,363

Note 5 — Income Taxes

Our Indian subsidiaries, collectively referred to as Cognizant India, are export-oriented companies, which, under the Indian Income Tax Act of 1961 are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park, or STP, with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. The tax holidays for STPs currently expire on March 31, 2011. In addition, we have constructed our new development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. The incremental Indian taxes related to the taxable STPs, for which the income tax holiday has expired, have been incorporated into our effective income tax rate. The effective tax rate for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Effective tax rate	17.2%	16.5%	16.3%	16.5%

The principal difference between the income tax rates for the 2010 and 2009 periods and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

Note 6 — Fair Value Measurements

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$663,231	$—	$—	$663,231

Investments:
Available for sale – current:
U.S. Treasury and agency debt securities	132,218	47,038	—	179,256
Foreign government debt securities	—	6,538	—	6,538
Corporate and other debt securities	—	81,846	—	81,846
Asset-backed debt securities	—	19,308	—	19,308

Total available for sale – current	132,218	154,730	—	286,948

Other current assets:
Derivative financial instruments – foreign exchange forward contracts	—	19,506	—	19,506
Accrued expenses and other current liabilities:
Derivative financial instruments – foreign exchange forward contracts	—	(9,626)	—	(9,626)
Other noncurrent assets:
Derivative financial instruments – foreign exchange forward contracts	—	1,382	—	1,382
Other noncurrent liabilities:
Derivative financial instruments – foreign exchange forward contracts	—	(25,746)	—	(25,746)

Total	$795,449	$140,246	$—	$935,695

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$778,311	$—	$—	$778,311
Investments:
Available-for-sale securities – current	—	162	—	162
Trading securities – noncurrent	—	—	129,103	129,103
UBS Right – noncurrent	—	—	22,028	22,028

	Level 1	Level 2	Level 3	Total
Other current assets:
Derivative financial instruments – foreign exchange forward contracts	—	20,358	—	20,358
Accrued expenses and other current liabilities:
Derivative financial instruments – foreign exchange forward contracts	—	(20,968)	—	(20,968)
Other noncurrent assets:
Derivative financial instruments – foreign exchange forward contracts	—	688	—	688
Other noncurrent liabilities:
Derivative financial instruments – foreign exchange forward contracts	—	(1,917)	—	(1,917)

Total	$778,311	$(1,677)	$151,131	$927,765

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets. The fair value of U.S. government agency securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model driven valuations based on dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance.

We estimated the fair value of the auction-rate securities using a discounted cash flow model analysis which considered the following key inputs: the underlying structure of each security, the timing of expected future principal and interest payments, and discount rates, inclusive of an illiquidity risk premium, that are believed to reflect current market conditions and the relevant risk associated with each security. We estimated the value of the UBS Right using a fair value model analysis, which considered the following key inputs: discount rate, timing and amount of cash flow, and UBS counterparty risk.

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

During the six months ended June 30, 2010, there were no transfers between Level 1 and Level 2 financial assets and liabilities. As of December 31, 2009, Level 3 assets consisted of our investment in auction-rate securities and the related UBS Right. See Note 3 for additional information. During the six months ended June 30, 2010, our auction-rate securities were redeemed by the issuers or purchased by UBS at par value thereby reducing the outstanding balance to zero at June 30, 2010. The following table provides a summary of changes in fair value of our Level 3 financial assets for the period ended June 30, 2010 and the year ended December 31, 2009:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Balance, at the beginning of the period	$151,131	$167,556
Redemptions or purchases by UBS	(151,275)	(17,250)
Gain related to auction-rate securities included in other income (expense), net	22,172	6,955
Loss related to UBS Right included in other income (expense), net	(22,028)	(6,130)

Balance, at the end of the period	$—	$151,131

In addition to the debt securities discussed above, we had approximately $325,365 and $298,240 of time deposits included in short-term investments as of June 30, 2010 and December 31, 2009, respectively.

Note 7 — Derivative Financial Instruments

In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. The following table provides information on the location and fair values of derivative financial instruments included in our accompanying condensed consolidated statements of financial position as of June 30, 2010:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$14,801	$—
	Other noncurrent assets	1,382	—
	Accrued expenses and other current liabilities	—	1,008

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
	Other noncurrent liabilities	—	25,746

	Total	16,183	26,754

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	4,705	—
	Accrued expenses and other current liabilities	—	8,618

	Total	4,705	8,618

Total		$20,888	$35,372

The following table provides information on the location and fair values of derivative financial instruments in our accompanying condensed consolidated statements of financial position as of December 31, 2009:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$20,211	$—
	Other noncurrent assets	688	—
	Other noncurrent liabilities	—	1,917

	Total	20,899	1,917

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	147	—
	Accrued expenses and other current liabilities	—	20,968

	Total	147	20,968

Total		$21,046	$22,885

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2010, 2011, 2012 and 2013. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive (loss) income” on our accompanying condensed consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. The notional value of our outstanding contracts by year of maturity and the net unrealized gain included in accumulated other comprehensive (loss) income for such contracts were as follows:

	June 30, 2010	December 31, 2009
2010	$330,000	$450,000
2011	780,000	360,000
2012	780,000	—
2013	240,000	—

Total notional value of contracts outstanding	$2,130,000	$810,000

Net unrealized (loss) gain included in accumulated other comprehensive (loss) income, net of taxes	$(10,043)	$18,410

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to salary expense reported within cost of revenues and selling, general and administrative expenses. The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments for the three months ended June 30, 2010:

	Increase in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(52,682)	Cost of revenues	$7,800

		Selling, general and administrative expenses	1,726

Total	$(52,682)		$9,526

The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments for the three months ended June 30, 2009:

	Increase in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Forward foreign exchange contracts	$19,712	Cost of revenues	$1,531

		Selling, general and administrative expenses	475

Total	$19,712		$2,006

The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments for the six months ended June 30, 2010:

	Increase in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Forward foreign exchange contracts	$(10,658)	Cost of revenues	$16,132

		Selling, general and administrative expenses	2,763

Total	$(10,658)		$18,895

The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments for the six months ended June 30, 2009:

	Increase in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Forward foreign exchange contracts	$8,059	Cost of revenues	$454

		Selling, general and administrative expenses	255

Total	$8,059		$709

Other Derivatives

We also use foreign exchange forward contracts, which have not been designated as hedging instruments, to hedge our balance sheet exposure to Indian rupee denominated net monetary assets. During 2009 and 2010, we entered into a series of foreign exchange forward contracts to purchase U.S. dollars and sell Indian rupees. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in other income (expense), net as a component of foreign currency exchange gains or losses in our accompanying condensed consolidated statements of operations. Additional information related to our outstanding contracts is as follows:

	June 30, 2010	December 31, 2009
Notional value of contracts outstanding	$409,021	$400,000

The following table provides information on the location and amounts of pre-tax gains (losses), both realized and unrealized, on our derivative financial instruments for the three months ended June 30, 2010 and 2009. There were no realized gains (losses) on our derivative instruments for the three months ended June 30, 2009.

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2010	2009
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other income (expense), net	$14,320	$(3,943)

Total		$14,320	$(3,943)

The following table provides information on the location and amounts of pre-tax gains (losses), both realized and unrealized, on our derivative financial instruments for the six months ended June 30, 2010 and 2009. There were no realized gains (losses) on our derivative instruments for the six months ended June 30, 2009.

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2010	2009
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other income (expense), net	$(1,775)	$(3,943)

Total		$(1,775)	$(3,943)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 8 — Commitments and Contingencies

As of June 30, 2010, we had outstanding fixed capital commitments of approximately $115,086 related to our India development center expansion program.

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

Note 9 — Comprehensive Income

The components of accumulated other comprehensive (loss) income as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Foreign currency translation adjustments	$(12,007)	$1,867
Unrealized gain (loss) on cash flow hedges, net of taxes	(10,043)	18,410
Unrealized gain on available for sale securities, net of taxes	970	—

Total accumulated other comprehensive (loss) income	$(21,080)	$20,277

The components of comprehensive income for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$172,175	$141,255	$323,675	$254,387
Foreign currency translation adjustments	(5,969)	15,845	(13,874)	10,297
Change in unrealized gain (loss) on cash flow hedges, net of taxes of $(2,084) and $660 for the three months ended, and $(1,100) and $274 for the six months ended, respectively	(60,124)	17,045	(28,453)	7,076
Change in unrealized gain (loss) on available for sale securities, net of taxes of $665 and $0 for the three months ended, and $665 and $0 for the six months ended, respectively	970	—	970	—

Total comprehensive income	$107,052	$174,145	$282,318	$271,760

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Financial Services	$470,773	$332,548	$869,460	$663,890
Healthcare	282,215	204,376	534,640	393,702
Manufacturing/Retail/Logistics	203,117	132,441	376,248	255,531
Other	149,049	107,227	284,526	209,331

Total revenue	$1,105,154	$776,592	$2,064,874	$1,522,454

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment Operating Profit:
Financial Services	$161,336	$115,297	$289,600	$228,683
Healthcare	101,968	77,202	194,325	146,750
Manufacturing/Retail/Logistics	65,177	46,244	119,989	82,576
Other	47,748	37,307	90,934	70,107

Total segment operating profit	376,229	276,050	694,848	528,116
Less: unallocated costs(1)	170,314	124,380	305,916	238,316

Income from operations	$205,915	$151,670	$388,932	$289,800

(1)	Includes $13,990 and $27,935 of stock-based compensation expense for the three and six months ended June 30, 2010, and $8,386 and $20,149 of stock-based compensation expense and $1,267 and $2,212 of stock-based Indian fringe benefit tax expense for the three and six months ended June 30, 2009.

Geographic Area Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:(1)
North America(2)	$868,928	$620,971	$1,624,618	$1,214,761
Europe(3)	200,170	138,739	373,802	274,767
Other(4)	36,056	16,882	66,454	32,926

Total	$1,105,154	$776,592	$2,064,874	$1,522,454

			As of June 30, 2010	As of December 31, 2009
Long-lived Assets:(5)
North America(2)			$10,484	$9,042
Europe			2,895	3,145
Other (4)(6)			491,390	469,329

Total			$504,769	$481,516

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $130,345 and $78,604 for the three months ended and $236,966 and $158,986 for the six months ended June 30, 2010 and 2009, respectively.
(4)	Includes our operations in Asia Pacific, Middle East and Latin America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 11 — Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are required to be effective by no later than the first quarter of 2011 and early adoption is permitted. We adopted both of these standards effective January 1, 2010. Our adoption of these standards did not have a material effect on our financial condition or consolidated results of operations.

In January 2010, the FASB issued new guidance requiring supplemental fair value disclosures and providing several clarifications regarding existing disclosure requirements. Specifically, the new guidance requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, the new standard requires a gross presentation of the Level 3 rollforward, stating separately information about purchases, sales, issuances, and settlements. The new guidance also provides clarification regarding the appropriate level of disaggregation of assets and liabilities for the purpose of fair value disclosures as well as the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. We adopted the new guidance effective January 1, 2010 and have presented the required information in Note 6.

In April 2010, the FASB issued a new accounting standard which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which it is achieved and only if the milestone meets all criteria to be considered substantive. This standard will be effective on a prospective basis for periods beginning after January 1, 2011. We are in the process of evaluating the potential impact this standard will have on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three and six months ended June 30, 2010, our revenue increased to $1,105.2 million and $2,064.9 million compared to $776.6 million and $1,522.5 million during the three and six months ended June 30, 2009. Net income increased to $172.2 million and $323.7 million, or $0.56 and $1.05 per diluted share, including stock-based compensation expense, net of tax, equal to $0.03 and $0.07 per diluted share, during the three and six months ended June 30, 2010, respectively. This is compared to net income of $141.3 million and $254.4 million, or $0.47 and $0.85 per diluted share, including stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense, net of tax, of $0.03 and $0.06 per diluted share, during the three and six months ended June 30, 2009, respectively. The key drivers of our revenue growth during the three months ended June 30, 2010 were as follows:

•

Strong performance across all our business segments, with revenue growth ranging from 38.1% for Healthcare to 53.4% for Manufacturing/Retail/Logistics for the quarter as compared to the quarter ended June 30, 2009;

•	continued penetration of the European market, particularly in the UK where we experienced revenue growth of 65.8% for the quarter as compared to the quarter ended June 30, 2009;

•	increased customer spending on post-acquisition integration engagements and discretionary development projects;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing, or BPO, and business intelligence. We finished the quarter with approximately 662 active clients compared to 569 as of June 30, 2009 and increased the number of strategic clients by six during the quarter bringing the total number of our strategic clients to 155. We define a strategic client as one offering the potential to generate $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 18.7% and 31.1%, respectively, of our total revenues during the quarter ended June 30, 2010 as compared to approximately 17.6% and 29.1%, respectively, for the quarter ended June 30, 2009. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

During the quarter ended June 30, 2010, our revenue from European customers increased by 44.3% to approximately $200.2 million compared to approximately $138.7 million in the quarter ended June 30, 2009. For the quarter ended June 30, 2010, revenue from Europe, excluding the UK, increased by approximately $9.7 million from approximately $60.1 million in the quarter ended June 30, 2009 to approximately $69.8 million and revenue from the UK increased by approximately $51.7 million from approximately $78.6 million in the quarter ended June 30, 2009 to approximately $130.3 million. We believe that Europe will continue to be an area of significant investment for us as we see this region and the Asia Pacific region, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

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

Our operating margin decreased to approximately 18.6% for the quarter ended June 30, 2010 compared to 19.5% for the quarter ended June 30, 2009. Excluding stock-based compensation expense of approximately $14.0 million, operating margin for the quarter ended June 30, 2010 was approximately 19.9%. This was within our targeted operating margin range, excluding stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense, of 19% to 20% of revenues. The operating margin decrease was primarily due to an increase in compensation costs, including incentive-based compensation expense, the appreciation of the Indian rupee versus the U.S. dollar and investments to grow our business, partially offset by operating efficiencies. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and any related stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; strengthening our business analytic capabilities; strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; and recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2010, we expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the second quarter of 2010 with total headcount of approximately 88,700, which is an increase of approximately 24,600 as compared to the total headcount at June 30, 2009. The increase in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, is the primary driver of the increase in our operating expenses in 2010. Annualized turnover, including both voluntary and involuntary, was approximately 20.7% during the three months ended June 30, 2010. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages were approximately 23% of our total operating expenses for the three months ended June 30, 2010.

During 2010, we expect to spend approximately $180.0 million globally for capital expenditures, a portion of which relates to our India real estate development program that includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones located in India.

At June 30, 2010, we had cash and cash equivalents and short-term investments of $1,652.0 million and working capital of $2,159.3 million. Accordingly, we do not anticipate any near-term liquidity issues.

While several measures have indicated that the economy may be improving, the global economic environment remains fragile. During the remainder of 2010, we expect the following factors to affect our business and our operating results:

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

•	Industry consolidation, which will drive demand for integration services;

•	Secular changes driven by evolving technologies and regulatory changes; and

•	Foreign currency volatility.

In response to this fragile macroeconomic environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to provide innovative solutions resulting in our garnering an increased portion of our customers’ overall IT spend;

•	Continue our focus on growing our business in Europe and the Asia Pacific region, where we believe there are opportunities to gain market share;

•	Continue to increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that can improve our overall service delivery capabilities; and

•	Continue operating focus and discipline to appropriately manage our cost structure.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our accompanying condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of short and long-term investments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying condensed consolidated financial statements. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts, which are predominantly fixed-priced contracts, are recognized as the services are performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews total expected labor costs on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our consolidated statement of operations. Contract losses for the periods presented were immaterial.

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

On an on-going basis, we evaluate whether a valuation allowance is needed to reduce our deferred income tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we will be able to realize deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the deferred income tax asset would increase income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of the net deferred income tax asset in the future, an adjustment to the deferred income tax asset would reduce income in the period such determination was made.

Our Indian subsidiaries, which are referred to collectively as Cognizant India, are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park, or STP, with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. The tax holidays for STPs are currently scheduled to expire on March 31, 2011. Thereafter, export profits from our existing STPs will be fully taxable at the Indian statutory rate (33.22% as of June 30, 2010) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 2011, we expect that our effective income tax rate will increase significantly beginning in calendar year 2011. In addition, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs are entitled to certain income tax incentives for periods up to 15 years.

Investments. Our investment portfolio is primarily comprised of U.S. dollar denominated corporate bonds, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities, asset-backed securities, and bank time deposits. The asset-backed securities include securities backed by auto loans, credit card receivables, and other receivables and are rated AAA/Aaa. The years of issuance of our asset-backed securities fall in the 2001 to 2010 range. Historically, our investments have also included municipal debt securities with interest rates that reset through a Dutch auction process.

We utilize various inputs to determine the fair value of our investment portfolio. To the extent they exist, unadjusted quoted market prices for identical assets in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices or liquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to timing and amounts of cash flows, discount rates, rate of return, and adjustments for nonperformance and liquidity. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on our results of operations and financial condition. See Note 6 for additional information related to our security valuation methodologies.

We periodically evaluate if unrealized losses, as determined based on the security valuation methodologies discussed above, on individual securities classified as available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Debt investment securities deemed to be other-than-temporarily impaired are written down by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment. As of June 30, 2010, our goodwill balance was $214.8 million.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended June 30:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Revenues	$1,105,154	100.0%	$776,592	100.0%	$328,562	42.3%
Cost of revenues (1)	641,019	58.0	433,340	55.8	207,679	47.9
Selling, general and administrative expenses(2)	234,547	21.2	170,003	21.9	64,544	38.0
Depreciation and amortization expense	23,673	2.2	21,579	2.8	2,094	9.7

Income from operations	205,915	18.6%	151,670	19.5%	54,245	35.8%

Other income (expense), net	2,093		17,496		(15,403)	(88.0)
Provision for income taxes	35,833		27,911		7,922	28.4

Net income	$172,175	15.6%	$141,255	18.2%	$30,920	21.9%

(1)	Includes stock-based compensation expense of $3,372 in 2010 and $3,948 in 2009, and stock-based Indian fringe benefit tax expense of $192 in 2009 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $10,618 in 2010 and $4,438 in 2009, and stock-based Indian fringe benefit tax expense of $1,075 in 2009 and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the three months ended June 30:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues
Income from operations, as reported	$205,915	18.6%	$151,670	19.5%
Add: stock-based compensation expense	13,990	1.3	8,386	1.1
Add: stock-based Indian fringe benefit tax expense	—	—	1,267	0.2

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$219,905	19.9%	$161,323	20.8%

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

Revenue. Revenue increased 42.3%, or approximately $328.6 million, from approximately $776.6 million during the three months ended June 30, 2009 to approximately $1,105.2 million during the three months ended June 30, 2010. This increase was primarily attributed to greater acceptance of the global delivery model among an increasing number of industries, continued interest in using the global delivery model as a means to reduce overall IT costs, increased customer spending on post-acquisition integration engagements and discretionary development projects and greater penetration in the European market. Revenue from customers existing as of June 30, 2009 increased by approximately $276.8 million and revenue from new customers added since June 30, 2009 was approximately $51.8 million or approximately 15.8% of the period over period revenue increase and 4.7% of total revenues for the three months ended June 30, 2010. In addition, revenue from our North American and European customers for the three months ended June 30, 2010 increased by $248.0 million and $61.4 million, respectively, over the comparable 2009 quarter. We had approximately 662 active clients as of June 30, 2010 as compared to 569 active clients as of June 30, 2009. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $138.2 million and $77.8 million, respectively, of the approximately $328.6 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 52.3% and 34.3%, respectively, compared to the three months ended June 30, 2009 and represented approximately 47.7% and 52.3%, respectively, of total revenues for the three months ended June 30, 2010. No customer accounted for sales in excess of 10% of revenues during the three months ended June 30, 2010 and 2009.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 47.9%, or approximately $207.7 million, from approximately $433.3 million during the three months ended June 30, 2009 to approximately $641.0 million during the three months ended June 30, 2010. The increase was due primarily to higher compensation and benefits costs of approximately $165.7 million resulting from the increase in the number of our technical personnel and incentive-based compensation, as well as the appreciation of the Indian rupee versus the U.S. dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 34.8%, or approximately $66.6 million, from approximately $191.6 million during the three months ended June 30, 2009 to approximately $258.2 million during the three months ended June 30, 2010, and decreased as a percentage of revenue from 24.7% to 23.4%. The decrease as a percentage of revenue was due primarily to economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending partially offset by an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Income from Operations. Income from operations increased 35.8%, or approximately $54.2 million, from approximately $151.7 million during the three months ended June 30, 2009 to approximately $205.9 million during the three months ended June 30, 2010, representing operating margins of 18.6% of revenues in 2010 and 19.5% of revenues in 2009. The operating margin decrease was primarily due to an increase in compensation costs and benefit costs, including incentive-based compensation costs, the impact of the appreciation of the Indian rupee versus the U.S. dollar and investments to grow our business partially offset by operating efficiencies. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 180 basis points or 1.80 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 28 basis points or 0.28 percentage points. Excluding stock-based compensation expense of $14.0 million and $8.4 million for the three months ended June 30, 2010 and 2009 and stock-based Indian fringe benefit tax expense of $1.3 million for the three months ended June 30, 2009, operating margin for the three months ended June 30, 2010 and 2009 was 19.9% and 20.8% of revenues, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended June 30, 2010 and June 30, 2009, the settlement of certain cash flow hedges favorably impacted our operating margin by approximately 86 basis points or 0.86 percentage points and 26 basis points or 0.26 percentage points, respectively.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, Other income (expense), net for the three months ended June 30:

(Dollars in thousands)

	2010	2009	$ Change
Foreign currency exchange gains (losses)	$(18,962)	$18,053	$(37,015)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	14,320	(3,943)	18,263

Net foreign currency exchange gains (losses)	(4,642)	14,110	(18,752)
Interest income	6,547	2,622	3,925
Other income (expense), net	188	764	(576)

Total other income (expense), net	$2,093	$17,496	$(15,403)

The foreign currency exchange losses of approximately $19.0 million were primarily attributed to U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $14.3 million of gains on foreign exchange forward contracts were related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets and the realized losses related to the settlement of certain foreign exchange forward contracts during the period. As of June 30, 2010, the notional value of these undesignated hedges was $409.0 million. The increase in interest income of $3.9 million was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $27.9 million during the three months ended June 30, 2009 to approximately $35.8 million during the three months ended June 30, 2010. The effective income tax rate increased from 16.5% for the three months ended June 30, 2009 to 17.2% for the three months ended June 30, 2010. The increase in our effective rate was primarily attributed to the effect of discrete items recorded in 2010.

Net Income. Net income increased from approximately $141.3 million for the three months ended June 30, 2009 to approximately $172.2 million for the three months ended June 30, 2010, representing 18.2% and 15.6% of revenues, respectively. The decrease in net income as a percentage of revenues was primarily attributed to a lower operating margin, a decrease in net foreign currency exchange income and a higher effective income tax rate in the 2010 period.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth, for the periods indicated, certain financial data expressed for the six months ended June 30:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Revenues	$2,064,874	100.0%	$1,522,454	100.0%	$542,420	35.6%
Cost of revenues (1)	1,196,923	58.0	853,048	56.0	343,875	40.3
Selling, general and administrative expenses (2)	429,540	20.8	336,875	22.1	92,665	27.5
Depreciation and amortization expense	49,479	2.4	42,731	2.8	6,748	15.8

Income from operations	388,932	18.8%	289,800	19.0%	99,132	34.2

Other income (expense), net	(2,172)		14,855		(17,027)	(114.6)
Provision for income taxes	63,085		50,268		12,817	25.5

Net income	$323,675	15.7%	$254,387	16.7%	$69,288	27.2%

(1)	Includes stock-based compensation expense of $7,039 in 2010 and $8,209 in 2009, and stock-based Indian fringe benefit tax expense of $379 in 2009 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $20,896 in 2010 and $11,940 in 2009, and stock-based Indian fringe benefit tax expense of $1,833 in 2009 and is exclusive of depreciation and amortization expense.

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

We seek to manage the company to a targeted operating margin, excluding stock-based compensation costs and applicable stock-based Indian fringe benefit tax expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation costs and applicable stock-based Indian fringe benefit tax expense, which was repealed during the third quarter of 2009 retroactive to April 1, 2009, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to those of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation expense, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense and stock-based Indian fringe benefit tax expense allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the six months ended June 30:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues
Income from operations, as reported	$388,932	18.8%	$289,800	19.0%
Add: stock-based compensation expense	27,935	1.4%	20,149	1.3
Add: stock-based Indian fringe benefit tax expense	—	—	2,212	0.2

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$416,867	20.2%	$312,161	20.5%

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

Revenue. Revenue increased by 35.6%, or approximately $542.4 million, from approximately $1,522.5 million during the six months ended June 30, 2009 to approximately $2,064.9 million during the six months ended June 30, 2010. This increase is primarily attributed to greater acceptance of the global delivery model among an increasing number of industries, continued interest in using the global delivery model as a means to reduce overall IT costs, increased customer spending on post-acquisition integration engagements and discretionary development projects and greater penetration in the European market. Revenue from customers existing as of June 30, 2009 increased by approximately $460.4 million and revenue from new customers added since June 30, 2009 was approximately $82.0 million or approximately 15.1% of the period over period revenue increase and approximately 4.0% of total revenues for the six months ended June 30, 2010. In addition, revenue from North American and European customers for the six months ended June 30, 2010 increased by $409.9 million and $99.0 million, respectively, over the comparable 2009 period. We had approximately 662 active clients as of June 30, 2010 as compared to 569 active clients as of June 30, 2009. In addition, we experienced growth across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $205.6 million and $140.9 million, respectively, of the $542.4 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 41.4% and 31.0%, respectively, compared to the six months ended June 30, 2009 and represented approximately 46.5% and 53.5%, respectively, of total revenues for the six months ended June 30, 2010. No customer accounted for sales in excess of 10% of revenues during the six months ended June 30, 2010 and 2009.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 40.3%, or approximately $343.9 million, from approximately $853.0 million during the six months ended June 30, 2009 to approximately $1,196.9 million during the six months ended June 30, 2010. The increase was due primarily to higher compensation and benefits costs of approximately $284.1 million resulting from the increase in the number of our technical personnel and incentive-based compensation, as well as the appreciation of the Indian rupee versus the U.S. dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 26.2%, or approximately $99.4 million, from approximately $379.6 million during the six months ended June 30, 2009 to approximately $479.0 million during the six months ended June 30, 2010, and decreased as a percentage of revenue from 24.9% to 23.2%. The decrease as a percentage of revenue was due primarily to economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending partially offset by an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Income from Operations. Income from operations increased 34.2%, or approximately $99.1 million, from approximately $289.8 million during the six months ended June 30, 2009 to approximately $388.9 million during the six months ended June 30, 2010, representing operating margins of 19.0% and 18.8% of revenues, respectively. The operating margin decrease was primarily due to an increase in compensation costs and benefit costs, including incentive-based compensation costs, the impact of the appreciation of the Indian rupee versus the U.S. dollar and investments to grow our business partially offset by operating efficiencies. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 148 basis points or 1.48 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 26 basis points or 0.26 percentage points. Excluding stock-based compensation expense of $27.9 million and $20.1 million for the six months ended June 30, 2010 and June 30, 2009 and stock-based Indian fringe benefit tax expense of $2.2 million for the six months ended June 30, 2009, operating margin for the six months ended June 30, 2010 and June 30, 2009 was 20.2% and 20.5% of revenues, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2010 and 2009, the settlement of certain cash flow hedges favorably impacted our operating margin by approximately 92 basis points or 0.92 percentage point and 5 basis points or 0.05 percentage points, respectively.

Other Income (Expense), Net. Other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, for the periods indicated, Other income (expense), net for the six months ended June 30:

(Dollars in thousands)

	2010	2009	$ Change
Foreign currency exchange (losses) gains	$(13,327)	$13,053	$(26,380)
(Losses) on forward foreign exchange contracts not designated as hedging instruments	(1,775)	(3,943)	2,168

Net foreign currency exchange (losses) gains	(15,102)	9,110	(24,212)
Interest income	12,601	5,092	7,509
Other income (expense), net	329	653	(324)

Total Other income (expense), net	$(2,172)	$14,855	$(17,027)

The foreign currency exchange losses of approximately $13.3 million are primarily attributed to U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $1.8 million of losses on forward foreign exchange contracts are related to the change in fair value of forward foreign exchange contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets and the realized losses related to the settlement of certain foreign exchange contracts during the period. As of June 30, 2010, the notional value of these undesignated hedges was $409.0 million. The $7.5 million increase in interest income was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $50.3 million during the six months ended June 30, 2009 to approximately $63.1 million during the six months ended June 30, 2010. The effective income tax rate of 16.5% for the six months ended June 30, 2009 decreased slightly to 16.3% for the six months ended June 30, 2010, resulting primarily from certain discrete items recorded during the first quarter of 2010.

Net Income. Net income increased from approximately $254.4 million for the six months ended June 30, 2009 to approximately $323.7 million for the six months ended June 30, 2010, representing 16.7% and 15.7% of revenues, respectively. The decrease in net income as a percentage of revenues is primarily attributed to a lower operating margin, a decrease in net foreign currency exchange income offset by a slightly lower effective income tax rate in the 2010 period.

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

As of June 30, 2010, we had approximately 662 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended June 30, 2010 and 2009, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended June 30, 2010 and 2009 are as follows:

(Dollars in thousands)

	June 30, 2010	June 30, 2009	$ Change	% Change
Revenues:
Financial Services	$470,773	$332,548	$138,225	41.6%
Healthcare	282,215	204,376	77,839	38.1
Manufacturing/Retail/Logistics	203,117	132,441	70,676	53.4
Other	149,049	107,227	41,822	39.0

Total revenues	$1,105,154	$776,592	$328,562	42.3%

Segment Operating Profit:
Financial Services	$161,336	$115,297	$46,039	39.9%
Healthcare	101,968	77,202	24,766	32.1
Manufacturing/Retail/Logistics	65,177	46,244	18,933	40.9
Other	47,748	37,307	10,441	28.0

Total segment operating profit	$376,229	$276,050	$100,179	36.3%

Financial Services Segment

Revenue. Revenue increased by 41.6%, or approximately $138.2 million, from approximately $332.5 million during the three months ended June 30, 2009, to approximately $470.7 million during the three months ended June 30, 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2009 and customers added since such date was approximately $130.2 million and approximately $8.0 million, respectively. Within the segment, quarterly revenue from our banking and insurance customers increased approximately $103.7 million and $34.5 million, respectively, over the second quarter of last year. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on post-acquisition integration engagements and discretionary development projects. Revenue from our Financial Services segment grew in line with our overall company growth rate as the global financial services industry evidenced signs of stability.

Segment Operating Profit. Segment operating profit increased 39.9%, or approximately $46.0 million, from approximately $115.3 million during the three months ended June 30, 2009, to approximately $161.3 million during the three months ended June 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Healthcare Segment

Revenue. Revenue increased by 38.1%, or approximately $77.8 million, from approximately $204.4 million during the three months ended June 30, 2009, to approximately $282.2 million during the three months ended June 30, 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2009 and customers added since such date was approximately $69.0 million and approximately $8.8 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $51.0 million over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 32.1%, or approximately $24.8 million, from approximately $77.2 million during the three months ended June 30, 2009, to approximately $102.0 million during the three months ended June 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 53.4%, or approximately $70.7 million, from approximately $132.4 million during the three months ended June 30, 2009, to approximately $203.1 million during the three months ended June 30, 2010. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2009 and customers added since such date was approximately $47.6 million and approximately $23.1 million, respectively. Revenue from our Manufacturers/Retail/Logistics segment grew faster than the rest of the company. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 40.9%, or approximately $18.9 million, from approximately $46.2 million during the three months ended June 30, 2009, to approximately $65.1 million during the three months ended June 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Other Segment

Revenue. Revenue increased 39.0%, or approximately $41.8 million, from approximately $107.2 million during the three months ended June 30, 2009, to approximately $149.0 million during the three months ended June 30, 2010. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2009 and customers added since such date was approximately $30.1 million and approximately $11.7 million, respectively. Within the Other segment, growth was particularly strong among our entertainment, media and information services customers and our telecommunications customers where revenue increased by approximately $18.0 million and $11.9 million, respectively, over the second quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 28.0%, or approximately $10.4 million, from approximately $37.3 million during the three months ended June 30, 2009, to approximately $47.7 million during the three months ended June 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the six months ended June 30, 2010 and 2009 are as follows:

(Dollars in thousands)

	June 30, 2010	June 30, 2009	$ Change	% Change
Revenues:
Financial Services	$869,460	$663,890	$205,570	31.0%
Healthcare	534,640	393,702	140,938	35.8
Manufacturing/Retail/Logistics	376,248	255,531	120,717	47.2
Other	284,526	209,331	75,195	35.9

Total revenues	$2,064,874	$1,522,454	$542,420	35.6%

Segment Operating Profit:
Financial Services	$289,600	$228,683	$60,917	26.6%
Healthcare	194,325	146,750	47,575	32.4
Manufacturing/Retail/Logistics	119,989	82,576	37,413	45.3
Other	90,934	70,107	20,827	29.7

Total segment operating profit	$694,848	$528,116	$166,732	31.6%

Financial Services Segment

Revenue. Revenue increased by 31.0%, or approximately $205.6 million, from approximately $663.9 million during the six months ended June 30, 2009, to approximately $869.5 million during the six months ended June 30, 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2009 and customers added since such date was approximately $194.1 million and approximately $11.5 million, respectively. Within the segment, revenue from our banking and insurance customers increased approximately $154.7 million and $50.9 million, respectively over the first six months of last year. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on post-acquisition integration engagements and discretionary development projects. While revenue from our Financial Services segment grew slower than the rest of the company, revenue growth improved during the second quarter of this year.

Segment Operating Profit. Segment operating profit increased 26.6%, or approximately $60.9 million, from approximately $228.7 million during the six months ended June 30, 2009, to approximately $289.6 million during the six months ended June 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Healthcare Segment

Revenue. Revenue increased by 35.8%, or approximately $140.9 million, from approximately $393.7 million during the six months ended June 30, 2009, to approximately $534.6 million during the six months ended June 30, 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2009 and customers added since such date was approximately $126.3 million and approximately $14.6 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $92.4 million over the first six months of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 32.4%, or approximately $47.5 million, from approximately $146.8 million during the six months ended June 30, 2009, to approximately $194.3 million during the six months ended June 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 47.2%, or approximately $120.7 million, from approximately $255.5 million during the six months ended June 30, 2009, to approximately $376.2 million during the six months ended June 30, 2010. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2009 and customers added since such date was approximately $84.1 million and approximately $36.6 million, respectively. Within the segment, growth was particularly strong among our retail and hospitality customers, where revenue increased by approximately $78.3 million over the first six months of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 45.3%, or approximately $37.4 million, from approximately $82.6 million during the six months ended June 30, 2009, to approximately $120.0 million during the six months ended June 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Other Segment

Revenue. Revenue increased by 35.9%, or approximately $75.2 million, from approximately $209.3 million during the six months ended June 30, 2009, to approximately $284.5 million during the six months ended June 30, 2010. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2009 and customers added since such date was approximately $55.9 million and approximately $19.3 million, respectively. Within the Other segment, growth was particularly strong among our entertainment, media and information services customers and our telecommunications customers, where revenue increased by approximately $32.4 million and $25.6 million, respectively over the first six months of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 29.7%, or approximately $20.8 million, from approximately $70.1 million during the six months ended June 30, 2009, to approximately $90.9 million during the six months ended June 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents and short-term investments of $1,652.0 million. We have used, and plan to use, our cash for: expansion of existing operations, including our offshore development and delivery centers; continued development of new service lines; possible acquisitions of related businesses; formation of joint ventures; stock repurchases and general corporate purposes, including working capital. As of June 30, 2010, we had working capital of approximately $2,159.3 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $137.6 million during the six months ended June 30, 2010 as compared to approximately $226.3 million during the six months ended June 30, 2009. The decrease was primarily attributed to an increase in working capital required to support our revenue growth which was primarily impacted by the increase in trade accounts receivable during the six months ended June 30, 2010. Trade accounts receivable increased from approximately $626.3 million at December 31, 2009 to approximately $814.2 million at June 30, 2010. Unbilled accounts receivable increased from approximately $83.0 million at December 31, 2009 to approximately $119.5 million at June 30, 2010. The increase in trade accounts receivable and unbilled receivables as of June 30, 2010 as compared to December 31, 2009 was primarily due to increased revenues and a higher number of days sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At June 30, 2010, our days sales outstanding, including unbilled receivables, were approximately 77 days as compared to 72 days at December 31, 2009 and 75 days as of June 30, 2009.

Our investing activities used net cash of approximately $258.0 million during the six months ended June 30, 2010 as compared to approximately $120.4 million during the three months ended June 30, 2009. The increase in net cash used in investing activities related to an increase in net investments, capital expenditure spending and payments for acquisitions.

Our financing activities provided net cash of approximately $73.4 million during the six months ended June 30, 2010 as compared to $10.1 million during the six months ended June 30, 2009. The increase in net cash from financing activities was primarily related to additional proceeds and excess tax benefits from issuances under our stock-based compensation plans partially offset by lower common stock repurchases during the 2010 period.

As of June 30, 2010, our short-term investments totaled $612.3 million. In the second quarter of 2010, our auction-rate municipal debt securities were redeemed by the issuers or purchased by UBS reducing our outstanding balance to zero as of June 30, 2010.

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

Commitments and Contingencies

As of June 30, 2010, we had outstanding fixed capital commitments of approximately $115.1 million related to our India development center expansion program which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 78.7% of our revenues for the six months ended June 30, 2010 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 32.2% of our global operating costs for the six months ended June 30, 2010, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign currency gains or losses upon remeasurement. For the six months ended June 30, 2010, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of approximately $13.3 million, which were primarily attributed to the remeasurement of U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three and six months ended June 30, 2010, we reported income of $9.5 million and $18.9, respectively on contracts that settled during these periods. As of June 30, 2010, we have outstanding contracts with a notional value of $330.0 million and weighted average forward rate of 48.6 rupees to the U.S. dollar scheduled to mature in 2010, outstanding contracts with a notional value of $780.0 million and weighted average forward rate of 48.0 rupees to the U.S. dollar scheduled to mature in 2011, outstanding contracts with a notional value of $780.0 million and weighted average forward rate of 48.1 rupees to the U.S. dollar scheduled to mature in 2012 and outstanding contracts with a notional value of $240.0 million and a weighted average forward rate of 49.7 rupees to the U.S. dollar scheduled to mature in 2013.

We also use foreign currency forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. During 2009, we entered into a series of foreign exchange forward contracts, scheduled to mature in 2010, to buy U.S. dollars and sell Indian rupees. During 2010, we entered into additional foreign currency forward contracts. At June 30, 2010, the notional value of the outstanding contracts was $409.0 million and the related fair value was a liability of $3.9 million. During the three and six months ended June 30, 2010, inclusive of gains of $14.3 million and losses of $1.8 million, respectively, on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $4.6 million and $15.1 million, respectively.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2010 and 2009 that would have affected our liquidity or the availability of, or requirements for, capital resources.

Recent Accounting Pronouncements

See Note 11 to our condensed consolidated financial statements for additional information.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered have caused wages to often increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. Historically, we have experienced increases in compensation and benefit costs, including incentive-based compensation, in India; however, this has not had a material impact on our results of operations as Indian wages were approximately 22% of our total operating expenses for the six months ended June 30, 2010.

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

We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact and hold a portion of our funds in foreign currencies, particularly the Indian rupee. Accordingly, we periodically evaluate the need for hedging strategies, including the use of derivative financial instruments, to mitigate the effect of foreign currency exchange rate fluctuations and expect to continue to use such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures.

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of June 30, 2010 and December 31, 2009, the notional value of these contracts was $2,130.0 million and $810.0 million, respectively. The outstanding contracts at June 30, 2010 are scheduled to mature each month during 2010, 2011, 2012 and 2013. At June 30, 2010 and December 31, 2009, the net unrealized gain (loss) on our outstanding foreign exchange forward contracts was approximately $(10.6) million and $19.0 million, respectively. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2010, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $205.0 million.

We also use foreign exchange forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. We entered into a series of foreign exchange forward contracts, scheduled to mature in 2011, to buy U.S. dollars and sell Indian rupees. At June 30, 2010, the notional value of the outstanding contracts was $409.0 million and the related fair value was a liability of $3.9 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2010, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $41.0 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2010 and 2009 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of June 30, 2010, we had approximately $1,652.0 million of cash and cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates. We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade, primarily rated A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our marketable debt securities with an original maturity greater than three months at the date of purchase as short-term based upon their highly liquid nature and because such investments represent an investment in cash that is available for current operations. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of June 30, 2010, our short-term investments totaled $612.3 million. Our investment portfolio is primarily comprised of U.S. dollar denominated corporate bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities, asset-backed securities, and bank time deposits.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2010. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first six months of 2010, approximately 78.7% of our revenues were attributable to the North American region, 18.1% were attributable to the European region, and 3.2% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 21.3% of our revenues for the six months ended June 30, 2010. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific and Latin America regions. In addition, the majority of our employees and our development and delivery centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance sheet items originally denominated in other currencies. During the six months ended June 30, 2010, the appreciation of the Indian rupee versus the U.S. dollar negatively impacted our operating margins by 148 basis points or 1.48 percentage points as compared to the same period in 2009. Additionally, during the six months ended June 30, 2010, we recorded net foreign currency losses of $15.1 million, inclusive of losses of $1.8 million on undesignated balance sheet hedges. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities will be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.

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

The H-1B visa classification enables United States employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. Although CIS has reached its general cap and advanced degree cap for fiscal year 2010, we have begun filing H-1B petitions with CIS against the fiscal year 2011 caps beginning April 1, 2010 for work in

H-1B status beginning on October 1, 2011. As part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

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

In addition to immigration restrictions in the United States, there are certain restrictions on transferring employees to work in the United Kingdom, where we have experienced significant growth. The United Kingdom currently requires that all employees who are not nationals of European Union countries (plus nationals of Bulgaria and Romania) or EEA nationals, obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. New European Union member-nations such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but employees need to register to work within 30 days of arrival. On November 27, 2008, the United Kingdom introduced a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom can accumulate a certain number of points based on certain attributes. Where the employee has not worked for a Cognizant group company outside the United Kingdom for at least 6 months, we will need to carry out a resident labor market test to confirm that the intended role cannot be filled by an EEA national. We are currently an A-rated sponsor and were allocated certificates of sponsorship which we believe are sufficient to meet our demand for transfers to the United Kingdom.

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

Approximately 78.7% of our revenues during the six months ended June 30, 2010 were derived from customers located in North America. In the same period, approximately 18.1% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States and Europe. In addition, during the six months ended June 30, 2010, we earned approximately 42.1% of our revenues from the financial services industry, which includes insurance. A continuation of the current crisis in the financial services industry and significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the six months ended June 30, 2010, we reported an operating margin of 18.8%. Our operating margin may decline if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

Our top five customers generated approximately 18.7% of our revenues for the six months ended June 30, 2010. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our Indian subsidiaries are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park, or STP, with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current Indian tax law, export profits earned after March 31, 2011 from our existing STPs will be fully taxable at the Indian statutory rate (which is currently 33.22%) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2011, we expect that our effective income tax rate will increase significantly beginning in calendar year 2011.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 31.1% of our revenues for the six months ended June 30, 2010. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no stock repurchases made during the quarter ended June 30, 2010.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description
10.1	2004 Employee Stock Purchase Plan, as amended and restated. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed June 1, 2010).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: August 6, 2010	By:	/s/ Francisco D’Souza
Francisco D’Souza,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	By:	/s/ Gordon Coburn
Gordon Coburn,
Chief Financial and Operating Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	2004 Employee Stock Purchase Plan, as amended and restated. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed June 1, 2010).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document