Form 10-Q
period 2010-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2010-11-03
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 29, 2010:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	303,482,436

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2010 and 2009 and for the Nine Months Ended September 30, 2010 and 2009	1

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2010 and December 31, 2009	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	49

SIGNATURES		50

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$1,216,913	$853,488	$3,281,787	$2,375,942
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	699,623	475,599	1,896,546	1,328,647
Selling, general and administrative expenses	262,632	193,806	692,172	530,681
Depreciation and amortization expense	26,359	22,301	75,838	65,032

Income from operations	228,299	161,782	617,231	451,582

Other income (expense), net:
Interest income	7,053	4,664	19,654	9,756
Other income (expense), net	7,924	(2,747)	(6,849)	7,016

Total other income (expense), net	14,977	1,917	12,805	16,772

Income before provision for income taxes	243,276	163,699	630,036	468,354
Provision for income taxes	39,577	27,127	102,662	77,395

Net income	$203,699	$136,572	$527,374	$390,959

Basic earnings per share	$0.68	$0.47	$1.76	$1.34

Diluted earnings per share	$0.66	$0.45	$1.71	$1.30

Weighted average number of common shares outstanding – Basic	301,717	293,664	299,830	292,538
Dilutive effect of shares issuable under stock-based compensation plans	7,902	8,918	8,427	7,411

Weighted average number of common and dilutive shares outstanding – Diluted	309,619	302,582	308,257	299,949

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,317,077	$1,100,930
Short-term investments	611,739	298,402
Trade accounts receivable, net of allowances of $23,722 and $16,465, respectively	919,563	626,288
Unbilled accounts receivable	145,573	82,952
Deferred income tax assets, net	69,159	73,791
Other current assets	171,569	125,205

Total current assets	3,234,680	2,307,568
Property and equipment, net of accumulated depreciation of $340,601 and $274,570, respectively	521,497	481,516
Long-term investments	—	151,131
Goodwill	222,844	192,372
Intangible assets, net	89,517	75,757
Deferred income tax assets, net	105,322	80,618
Other noncurrent assets	72,419	49,278

Total assets	$4,246,279	$3,338,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,945	$54,640
Deferred revenue	57,952	51,605
Accrued expenses and other current liabilities	652,272	540,363

Total current liabilities	804,169	646,608
Deferred income tax liabilities, net	6,076	—
Other noncurrent liabilities	68,850	38,455

Total liabilities	879,095	685,063

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 303,354 and 297,231 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,034	2,972
Additional paid-in capital	845,699	664,560
Retained earnings	2,492,742	1,965,368
Accumulated other comprehensive income	25,709	20,277

Total stockholders’ equity	3,367,184	2,653,177

Total liabilities and stockholders’ equity	$4,246,279	$3,338,240

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$527,374	$390,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,558	65,032
Provision for doubtful accounts	8,050	2,682
Deferred income taxes	39,721	(17,663)
Stock-based compensation expense	42,044	32,005
Excess tax benefit on stock-based compensation plans	(59,497)	(12,401)
Other	(9,486)	(880)
Changes in assets and liabilities:
Trade accounts receivable	(291,817)	(61,962)
Other current assets	(98,477)	(43,394)
Other assets	(22,259)	(7,821)
Accounts payable	36,567	9,722
Other current and noncurrent liabilities	119,582	78,524

Net cash provided by operating activities	372,360	434,803

Cash flows from investing activities:
Purchases of property and equipment	(110,961)	(62,013)
Purchases of investments	(665,949)	(228,827)
Proceeds from maturity or sale of investments	516,030	76,937
Acquisitions, net of cash acquired	(31,705)	(5,776)

Net cash used in investing activities	(292,585)	(219,679)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	87,070	33,760
Excess tax benefit on stock-based compensation plans	59,497	12,401
Repurchases of common stock	(12,096)	(14,564)

Net cash provided by financing activities	134,471	31,597

Effect of currency translation on cash and cash equivalents	1,901	11,139

Increase in cash and cash equivalents	216,147	257,860
Cash and cash equivalents, beginning of year	1,100,930	735,066

Cash and cash equivalents, end of period	$1,317,077	$992,926

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

Note 2 — Acquisitions

During the first nine months of 2010 we completed three business combinations. The total consideration, including stock, was approximately $46,000 (net of cash acquired). In January 2010, we entered into a transaction with a customer pursuant to which we acquired a multi-year service agreement, an assembled workforce and certain other assets. Under the current authoritative business combination guidelines this transaction qualified as a business combination. This transaction, with no initial cash consideration, expands our business process outsourcing expertise within our logistic services. The remaining two acquisitions were completed to strengthen our business transformation and program management capabilities and expand our testing services within Europe. Pursuant to the above, we acquired service agreements, assembled workforces, tradenames, developed technologies and other assets.

These acquisitions were included in our condensed consolidated financial statements as of the date which they were acquired and were not material to our operations, financial position or cash flow. As a result of these transactions, we have allocated the purchase price to tangible and intangible assets and liabilities based upon their fair values.

Note 3 — Investments

Investments were as follows:

	September 30, 2010	December 31, 2009
Available-for-sale securities:
U.S. Treasury and agency debt securities	$180,350	$160
Municipal debt securities	36,413	—
Corporate and other debt securities	96,818	2
Asset-backed securities	28,528	—
Foreign government debt securities	8,621	—

Total available-for-sale securities	350,730	162
Trading securities – auction-rate securities	—	129,103
UBS Right	—	22,028
Time deposits	261,009	298,240

Total investments	$611,739	$449,533

Our available-for-sale securities are recorded at fair value. We classify our available-for-sale debt securities with an original maturity greater than three months at the date of purchase as short-term due to their highly liquid nature and because such investments represent an investment in cash that is available for current operations. These investments consist primarily of U.S. Treasury notes, U.S. government agency securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, debt securities issues by supranational institutions and asset-backed securities, including those backed by auto loans, credit card receivables and other receivables. Our investment guidelines are to purchase securities with a credit rating of A and above at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis.

The carrying value of the time deposits approximated fair value as of September 30, 2010 and December 31, 2009.

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

In November 2008, we accepted an offer from UBS AG, or UBS, to sell to UBS, at par value, our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par value anytime after the execution of the UBS Right through July 2, 2012. The offer was non-transferable. During 2010, the remaining balance of our auction-rate securities was redeemed by the issuers or purchased by UBS at par value thereby reducing the outstanding balance to zero.

Additional information regarding our auction-rate securities is as follows:

	September 30, 2010	December 31, 2009
Par value	$—	$151,275

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Redemptions by issuer or purchases by UBS at par value	$151,275	$17,250

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at September 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$178,457	$1,893	$—	$180,350
Municipal debt securities	36,450	6	(43)	36,413
Corporate and other debt securities	95,624	1,206	(12)	96,818
Asset-backed securities	28,542	49	(63)	28,528
Foreign government debt securities	8,486	135	—	8,621

Total available-for-sale investment securities	$347,559	$3,289	$(118)	$350,730

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$160	$—	$—	$160
Corporate and other debt securities	2	—	—	2

Total available-for-sale investment securities	$162	$—	$—	$162

The gross unrealized gains and losses in the above tables were recorded in other comprehensive income.

As of September 30, 2010 and December 31, 2009, we did not have any investments in available-for-sale securities that had been in an unrealized loss position for 12 months or longer. As of September 30, 2010, we do not consider any of the investments to be other-than-temporarily impaired.

The contractual maturities of investments in available-for-sale investment securities are set forth in the following table:

	September 30, 2010
	Amortized Cost	Fair Value
Due within one year	$26,978	$27,052
Due after one year through five years	274,659	277,777
Due after five years	17,380	17,373
Asset-backed securities	28,542	28,528

Total available-for-sale investment securities	$347,559	$350,730

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

We determine the cost of the securities sold based on the specific identification method. Gross gains and losses realized on sales related to available-for-sale investment securities included in earnings were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Gross gains	$429	$—	$511	$—
Gross losses	(32)	—	(88)	—

Net gains on sales of available-for-sale securities	$397	$—	$423	$—

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2010	December 31, 2009
Compensation and benefits	$415,826	$356,127
Income taxes	9,743	10,300
Professional fees	32,555	26,508
Travel and entertainment	23,892	15,871
Customer volume incentives	65,815	44,537
Derivative financial instruments	14,540	20,968
Other	89,901	66,052

Total accrued expenses and other current liabilities	$652,272	$540,363

Note 5 — Income Taxes

Our Indian subsidiaries, collectively referred to as Cognizant India, are export-oriented companies, which, under the Indian Income Tax Act of 1961 are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park, or STP, with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. The tax holidays for STPs are currently scheduled to expire on March 31, 2011. In addition, we have constructed our new development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs will be entitled to certain income tax incentives for periods up to 15 years. The incremental Indian taxes related to the taxable STPs, for which the income tax holiday has expired, have been incorporated into our effective income tax rate. The effective tax rates were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Effective tax rate	16.3%	16.6%	16.3%	16.5%

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$675,663	$—	$—	$675,663

Investments:
Time deposits	—	261,009	—	261,009

Available-for-sale securities – current:
U.S. Treasury and agency debt securities	122,402	57,948	—	180,350
Municipal debt securities	—	36,413	—	36,413
Corporate and other debt securities	—	96,818	—	96,818
Asset-backed debt securities	—	28,528	—	28,528
Foreign government debt securities	—	8,621	—	8,621

Total available-for-sale securities – current	122,402	228,328	—	350,730

Total investments	122,402	489,337	—	611,739

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	30,019	—	30,019
Accrued expenses and other current liabilities	—	(14,540)	—	(14,540)
Other noncurrent assets	—	6,187	—	6,187
Other noncurrent liabilities	—	(14,576)	—	(14,576)

Total	$798,065	$496,427	$—	$1,294,492

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$778,311	$—	$—	$778,311

Investments:
Time deposits	—	298,240	—	298,240
Available-for-sale securities – current	—	162	—	162
Trading securities – noncurrent	—	—	129,103	129,103
UBS Right – noncurrent	—	—	22,028	22,028

Total investments	—	298,402	151,131	449,533

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	20,358	—	20,358
Accrued expenses and other current liabilities	—	(20,968)	—	(20,968)
Other noncurrent assets	—	688	—	688
Other noncurrent liabilities	—	(1,917)	—	(1,917)

Total	$778,311	$296,563	$151,131	$1,226,005

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets. The fair value of U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model driven valuations based on dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance.

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

During the nine months ended September 30, 2010, there were no transfers between Level 1 and Level 2 financial assets and liabilities. As of December 31, 2009, Level 3 assets consisted of our investment in auction-rate securities and the related UBS Right. See Note 3 for additional information. During the nine months ended September 30, 2010, our auction-rate securities were redeemed by the issuers or purchased by UBS at par value thereby reducing the outstanding balance to zero at September 30, 2010. The following table provides a summary of changes in fair value of our Level 3 financial assets for the period ended September 30, 2010 and the year ended December 31, 2009:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance, at the beginning of the period	$151,131	$167,556
Redemptions or purchases by UBS	(151,275)	(17,250)
Gain related to auction-rate securities included in other income (expense), net	22,172	6,955
Loss related to UBS Right included in other income (expense), net	(22,028)	(6,130)

Balance, at the end of the period	$—	$151,131

Note 7 — Derivative Financial Instruments

In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. The following table provides information on the location and fair values of derivative financial instruments included in our accompanying condensed consolidated statements of financial position as of September 30, 2010:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$29,717	$—
	Other noncurrent assets	6,187	—
	Accrued expenses and other current liabilities	—	268
	Other noncurrent liabilities	—	14,576

	Total	35,904	14,844

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	302	—
	Accrued expenses and other current liabilities	—	14,272

	Total	302	14,272

Total		$36,206	$29,116

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

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2010, 2011, 2012 and 2013. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income” on our accompanying condensed consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. The notional value of our outstanding contracts by year of maturity and the net unrealized gain included in accumulated other comprehensive income for such contracts were as follows:

	September 30, 2010	December 31, 2009
2010	$165,000	$450,000
2011	780,000	360,000
2012	780,000	—
2013	360,000	—

Total notional value of contracts outstanding	$2,085,000	$810,000

Net unrealized gain included in accumulated other comprehensive income, net of taxes	$20,007	$18,410

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to salary expense reported within cost of revenues and selling, general and administrative expenses. The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments for the three months ended September 30, 2010:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$39,995	Cost of revenues	$6,858

		Selling, general and administrative expenses	1,506

Total	$39,995		$8,364

The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments for the three months ended September 30, 2009:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Forward foreign exchange contracts	$(526)	Cost of revenues	$2,045

		Selling, general and administrative expenses	524

Total	$(526)		$2,569

The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments for the nine months ended September 30, 2010:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Forward foreign exchange contracts	$29,337	Cost of revenues	$22,990

		Selling, general and administrative expenses	4,269

Total	$29,337		$27,259

The following table provides information on the location and amounts of pre-tax gains (losses) on our derivative financial instruments for the nine months ended September 30, 2009:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Forward foreign exchange contracts	$7,533	Cost of revenues	$2,499

		Selling, general and administrative expenses	779

Total	$7,533		$3,278

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

	September 30, 2010	December 31, 2009
Notional value of contracts outstanding	$384,021	$400,000

The following table provides information on the location and amounts of realized and unrealized pre-tax gains (losses) on our derivative financial instruments for the three months ended September 30, 2010 and 2009. There were no realized gains (losses) on our derivative instruments for the three months ended September 30, 2009.

	Location of Net Gains /(Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2010	2009
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other income (expense), net	$(14,645)	$(5,534)

Total		$(14,645)	$(5,534)

The following table provides information on the location and amounts of pre-tax gains (losses), both realized and unrealized, on our derivative financial instruments for the nine months ended September 30, 2010 and 2009. There were no realized gains (losses) on our other derivative instruments for the nine months ended September 30, 2009.

	Location of Net Gains /(Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2010	2009
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other income (expense), net	$(16,420)	$(9,477)

Total		$(16,420)	$(9,477)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 8 — Commitments and Contingencies

As of September 30, 2010, we had outstanding fixed capital commitments of approximately $94,250 related to our India development center expansion program.

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

Note 9 — Comprehensive Income

The components of accumulated other comprehensive income as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Foreign currency translation adjustments	$3,821	$1,867
Unrealized gain on cash flow hedges, net of taxes	20,007	18,410
Unrealized gain on available for sale securities, net of taxes	1,881	—

Total accumulated other comprehensive income	$25,709	$20,277

The components of comprehensive income for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$203,699	$136,572	$527,374	$390,959
Foreign currency translation adjustments	15,828	1,450	1,954	11,747
Change in unrealized gain (loss) on cash flow hedges, net of taxes of $1,581 and $(115) for the three months ended, and $481 and $159 for the nine months ended, respectively	30,050	(2,980)	1,597	4,096
Change in unrealized gain (loss) on available for sale securities, net of taxes of $625 and $0 for the three months ended, and $1,290 and $0 for the nine months ended, respectively	911	—	1,881	—

Total comprehensive income	$250,488	$135,042	$532,806	$406,802

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments for the three and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Financial Services	$520,282	$364,196	$1,389,742	$1,028,086
Healthcare	303,226	226,435	837,866	620,137
Manufacturing/Retail/Logistics	230,224	146,642	606,472	402,173
Other	163,181	116,215	447,707	325,546

Total revenue	$1,216,913	$853,488	$3,281,787	$2,375,942

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment Operating Profit:
Financial Services	$185,591	$139,777	$475,191	$368,460
Healthcare	113,391	94,863	307,716	241,613
Manufacturing/Retail/Logistics	83,804	52,175	203,793	134,751
Other	56,992	40,222	147,926	110,329

Total segment operating profit	439,778	327,037	1,134,626	855,153
Less: unallocated costs(1)	211,479	165,255	517,395	403,571

Income from operations	$228,299	$161,782	$617,231	$451,582

(1)	Includes $14,109 and $42,044 of stock-based compensation expense for the three and nine months ended September 30, 2010, respectively, and $11,856 and $32,005 of stock-based compensation expense and ($1,267) and $945 of stock-based Indian fringe benefit tax (income) / expense for the three and nine months ended September 30, 2009, respectively.

Geographic Area Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues: (1)
North America (2)	$945,973	$667,909	$2,570,591	$1,882,670
Europe (3)	229,679	164,305	603,481	439,072
Other (4)	41,261	21,274	107,715	54,200

Total	$1,216,913	$853,488	$3,281,787	$2,375,942

			As of September 30, 2010	As of December 31, 2009
Long-lived Assets:(5)
North America(2)			$11,171	$9,042
Europe			3,276	3,145
Other (4)(6)			507,050	469,329

Total			$521,497	$481,516

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.

(3)	Includes revenue from operations in the United Kingdom of $153,503 and $96,889 for the three months ended and $390,469 and $255,875 for the nine months ended September 30, 2010 and 2009, respectively.
(4)	Includes our operations in Asia Pacific, Middle East and Latin America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

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

Executive Summary

During the three and nine months ended September 30, 2010, our revenue increased to $1,216.9 million and $3,281.8 million compared to $853.5 million and $2,375.9 million during the three and nine months ended September 30, 2009. Net income increased to $203.7 million and $527.4 million, or $0.66 and $1.71 per diluted share, including stock-based compensation expense, net of tax, equal to $0.03 and $0.11 per diluted share, during the three and nine months ended September 30, 2010, respectively. This is compared to net income of $136.6 million and $391.0 million, or $0.45 and $1.30 per diluted share, including stock-based compensation expense and applicable stock-based Indian fringe benefit tax (income)/expense, net of tax, of $0.03 and $0.09 per diluted share, during the three and nine months ended September 30, 2009, respectively. The key drivers of our revenue growth during the three months ended September 30, 2010 were as follows:

•

Strong performance across all our business segments, with revenue growth ranging from 33.9% for Healthcare to 57.0% for Manufacturing/Retail/Logistics for the quarter as compared to the quarter ended September 30, 2009;

•	continued penetration of the European market, particularly in the UK where we experienced revenue growth of 58.4% for the quarter as compared to the quarter ended September 30, 2009;

•	increased customer spending on post-acquisition integration engagements and discretionary development projects;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing, or BPO, and business intelligence. We finished the quarter with approximately 697 active clients compared to 570 as of September 30, 2009 and increased the number of strategic clients by five during the quarter bringing the total number of our strategic clients to 160. We define a strategic client as one offering the potential to generate $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 17.9% and 30.3%, respectively, of our total revenues during the quarter ended September 30, 2010 as compared to approximately 17.9% and 30.2%, respectively, for the quarter ended September 30, 2009. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

During the quarter ended September 30, 2010, our revenue from European customers increased by 39.8% to approximately $229.7 million compared to approximately $164.3 million in the quarter ended September 30, 2009. For the quarter ended September 30, 2010, revenue from Europe, excluding the UK, increased by approximately $8.8 million from approximately $67.4 million in the quarter ended September 30, 2009 to approximately $76.2 million and revenue from the UK increased by approximately $56.6 million from approximately $96.9 million in the quarter ended September 30, 2009 to approximately $153.5 million. We believe that Europe will continue to be an area of significant investment for us as we see this region and the Asia Pacific region, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

Our revenue growth was also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that India’s IT software and services and business process outsourcing sectors was expected to reach almost $50 billion by the end of NASSCOM’s fiscal year ended March 31, 2010. This is an expected growth rate of approximately 5.5% over the prior fiscal year. Additionally, the FY 2010-11 Outlook for these sectors expects revenue growth of 13% to 15%. According to the latest NASSCOM “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities and are expected to result in export revenues of $175 billion by 2020.

Our operating margin decreased to approximately 18.8% for the quarter ended September 30, 2010 compared to 19.0% for the quarter ended September 30, 2009. Excluding stock-based compensation expense of approximately $14.1 million, operating margin for the quarter ended September 30, 2010 was approximately 19.9%. This was in line with our targeted operating margin range, excluding stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense, of 19% to 20% of revenues. The operating margin decrease was primarily due to an increase in compensation costs, including incentive-based compensation expense, the appreciation of the Indian rupee versus the U.S. dollar and investments to grow our business partially offset by operating efficiencies. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and any related stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; strengthening our business analytic capabilities; strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; and recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2010, we expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the third quarter of 2010 with total headcount of approximately 95,600, which is an increase of approximately 27,500 as compared to the total headcount at September 30, 2009. The increase in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, is the primary driver of the increase in our operating expenses in 2010. Annualized turnover, including both voluntary and involuntary, was approximately 21.8% during the three months ended September 30, 2010. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, this has not had a material impact on our results of operations as Indian wages were approximately 22% of our total operating expenses for the three months ended September 30, 2010.

During 2010, we expect to spend approximately $180.0 million globally for capital expenditures, a portion of which relates to our India real estate development program that includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones located in India.

At September 30, 2010, we had cash and cash equivalents and short-term investments of $1,928.8 million and working capital of $2,430.5 million. Accordingly, we do not anticipate any near-term liquidity issues.

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

Our Indian subsidiaries, which are referred to collectively as Cognizant India, are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park, or STP, with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. The tax holidays for STPs are currently scheduled to expire on March 31, 2011. Thereafter, export profits from our existing STPs will be fully taxable at the Indian statutory rate (33.22% as of September 30, 2010) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 2011, we expect that our effective income tax rate will increase significantly beginning in calendar year 2011. In addition, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs are entitled to certain income tax incentives for periods up to 15 years.

Investments. Our investment portfolio is primarily comprised of U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities, asset-backed securities, and bank time deposits. The asset-backed securities include securities backed by auto loans, credit card receivables, and other receivables and are rated AAA/Aaa. The years of issuance of our asset-backed securities fall in the 2001 to 2010 range. Historically, our investments have also included municipal debt securities with interest rates that reset through a Dutch auction process.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment. As of September 30, 2010, our goodwill balance was $222.8 million.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended September 30:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Revenues	$1,216,913	100.0%	$853,488	100.0%	$363,425	42.6%
Cost of revenues (1)	699,623	57.5	475,599	55.7	224,024	47.1
Selling, general and administrative expenses(2)	262,632	21.6	193,806	22.7	68,826	35.5
Depreciation and amortization expense	26,359	2.2	22,301	2.6	4,058	18.2

Income from operations	228,299	18.8%	161,782	19.0%	66,517	41.1%
Total other income (expense), net	14,977		1,917		13,060	681.3
Provision for income taxes	39,577		27,127		12,450	45.9

Net income	$203,699	16.7%	$136,572	16.0%	$67,127	49.2%

(1)	Includes stock-based compensation income of $2,850 in 2010 and $3,264 in 2009, and stock-based Indian fringe benefit tax (income) of ($192) in 2009 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation income of $11,259 in 2010 and $8,592 in 2009, and stock-based Indian fringe benefit tax (income) of ($1,075) in 2009 and is exclusive of depreciation and amortization expense.

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

We seek to manage the company to a targeted operating margin, excluding stock-based compensation expense and applicable stock-based Indian fringe benefit tax (income)/expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation expense and applicable stock-based Indian fringe benefit tax, which was repealed during the third quarter of 2009, retroactive to April 1, 2009, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense and applicable stock-based Indian fringe benefit tax (income)/expense for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to those of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation expense, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense and applicable stock-based Indian fringe benefit tax (income)/expense allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes costs, namely, stock-based compensation that is recurring and applicable stock-based Indian fringe benefit tax (income)/expense. Stock-based compensation will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax (income)/expense, is as follows for the three months ended September 30:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues
Income from operations, as reported	$228,299	18.8%	$161,782	19.0%
Add: stock-based compensation expense	14,109	1.1	11,856	1.4
Add: stock-based Indian fringe benefit tax (income)/expense	—	—	(1,267)	(0.2)

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax (income)/expense	$242,408	19.9%	$172,371	20.2%

The fringe benefit tax regulation in India obligated us to pay, upon exercise or distribution of shares under a stock-based compensation award, a non-income related tax on the appreciation of the award from date of grant to date of vest. There was no cash cost to us as we recovered the cost of the Indian fringe benefit tax from the employee’s proceeds from the award. Under U.S. GAAP, the stock-based Indian fringe benefit tax expense is required to be recorded as an operating expense and the related recovery of such tax from our employee is required to be recorded to stockholders’ equity as proceeds from a stock-based compensation award. During the third quarter of 2009, the Indian government repealed the fringe benefit tax retroactive to April 1, 2009. Accordingly, the fringe benefit tax expense recorded during the three months ended June 30, 2009 was reversed as a reduction of expense during the three months ended September 30, 2009.

Revenue. Revenue increased 42.6%, or approximately $363.4 million, from approximately $853.5 million during the three months ended September 30, 2009 to approximately $1,216.9 million during the three months ended September 30, 2010. This increase was primarily attributed to greater acceptance of the global delivery model among an increasing number of industries, continued interest in using the global delivery model as a means to reduce overall IT costs, increased customer spending on post-acquisition integration engagements and discretionary development projects and greater penetration in the European market. Revenue from customers existing as of September 30, 2009 increased by approximately $300.6 million and revenue from new customers added since September 30, 2009 was approximately $62.8 million or approximately 17.2% of the period over period revenue increase and 5.2% of total revenues for the three months ended September 30, 2010. In addition, revenue from our North American and European customers for the three months ended September 30, 2010 increased by $278.1 million and $65.4 million, respectively, over the comparable 2009 quarter. We had approximately 697 active clients as of September 30, 2010 as compared to 570 active clients as of September 30, 2009. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Manufacturing/Retail/Logistics business segments accounted for approximately $156.1 million and $83.6 million, respectively, of the approximately $363.4 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 59.4% and 29.2%, respectively, compared to the three months ended September 30, 2009 and represented approximately 49.6% and 50.4%, respectively, of total revenues for the three months ended September 30, 2010. No customer accounted for sales in excess of 10% of revenues during the three months ended September 30, 2010 and 2009.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 47.1%, or approximately $224.0 million, from approximately $475.6 million during the three months ended

September 30, 2009 to approximately $699.6 million during the three months ended September 30, 2010. The increase was due primarily to higher compensation and benefits costs of approximately $184.8 million resulting from the increase in the number of our technical personnel and incentive-based compensation, as well as the appreciation of the Indian rupee versus the U.S. dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 33.7%, or approximately $72.9 million, from approximately $216.1 million during the three months ended September 30, 2009 to approximately $289.0 million during the three months ended September 30, 2010, and decreased as a percentage of revenue from 25.3% to 23.7%. The decrease as a percentage of revenue was due primarily to economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending partially offset by an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Income from Operations. Income from operations increased 41.1%, or approximately $66.5 million, from approximately $161.8 million during the three months ended September 30, 2009 to approximately $228.3 million during the three months ended September 30, 2010, representing operating margins of 18.8% of revenues in 2010 and 19.0% of revenues in 2009. The operating margin decrease was primarily due to the impact of the appreciation of the Indian rupee versus the U.S. dollar and investments to grow our business partially offset by operating efficiencies. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 103 basis points or 1.03 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 27 basis points or 0.27 percentage points. Excluding stock-based compensation expense of $14.1 million and $11.9 million for the three months ended September 30, 2010 and 2009 and stock-based Indian fringe benefit tax income of $1.3 million for the three months ended September 30, 2009, operating margin for the three months ended September 30, 2010 and 2009 was 19.9% and 20.2% of revenues, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended September 30, 2010 and September 30, 2009, settlements of cash flow hedges favorably impacted our operating margin by approximately 69 basis points or 0.69 percentage points and 26 basis points or 0.26 percentage points, respectively.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth Other income (expense), net for the three months ended September 30:

(Dollars in thousands)

	2010	2009	$ Change
Foreign currency exchange gains (losses)	$22,284	$2,620	$19,664
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	(14,645)	(5,534)	(9,111)

Net foreign currency exchange gains (losses)	7,639	(2,914)	10,553
Interest income	7,053	4,664	2,389
Other income (expense), net	285	167	118

Total other income (expense), net	$14,977	$1,917	$13,060

The foreign currency exchange gains of approximately $22.3 million were primarily attributed to intercompany transactions between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $14.6 million of losses on foreign exchange forward contracts were related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets and the realized losses related to the settlement of certain foreign exchange forward contracts during the period. As of September 30, 2010, the notional value of these undesignated hedges was $384.0 million. The increase in interest income of $2.4 million was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $27.1 million during the three months ended September 30, 2009 to approximately $39.6 million during the three months ended September 30, 2010. The effective income tax rate decreased from 16.6% for the three months ended September 30, 2009 to 16.3% for the three months ended September 30, 2010.

Net Income. Net income increased from approximately $136.6 million for the three months ended September 30, 2009 to approximately $203.7 million for the three months ended September 30, 2010, representing 16.0% and 16.7% of revenues, respectively. The increase in net income as a percentage of revenues was primarily attributed to an increase in net foreign currency exchange gains and interest income and a slightly lower effective income tax rate in the 2010 period partially offset by a slightly lower operating margin in the 2010 period.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth, for the periods indicated, certain financial data expressed for the nine months ended September 30:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Revenues	$3,281,787	100.0%	$2,375,942	100.0%	$905,845	38.1%
Cost of revenues (1)	1,896,546	57.8	1,328,647	55.9	567,899	42.7
Selling, general and administrative expenses (2)	692,172	21.1	530,681	22.3	161,491	30.4
Depreciation and amortization expense	75,838	2.3	65,032	2.7	10,806	16.6

Income from operations	617,231	18.8%	451,582	19.0%	165,649	36.7%
Total other income (expense), net	12,805		16,772		(3,967)	(23.7)
Provision for income taxes	102,662		77,395		25,267	32.6

Net income	$527,374	16.1%	$390,959	16.5%	$136,415	34.9%

(1)	Includes stock-based compensation expense of $9,889 in 2010 and $11,473 in 2009, and stock-based Indian fringe benefit tax expense of $187 in 2009 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $32,155 in 2010 and $20,532 in 2009, and stock-based Indian fringe benefit tax expense of $758 in 2009 and is exclusive of depreciation and amortization expense.

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

We seek to manage the company to a targeted operating margin, excluding stock-based compensation costs and applicable stock-based Indian fringe benefit tax expense of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation expense and applicable stock-based Indian fringe benefit tax, which was repealed during the third quarter of 2009 retroactive to April 1, 2009, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to those of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation expense, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense and stock-based Indian fringe benefit tax expense allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes costs, namely, stock-based compensation that is recurring and stock-based Indian fringe benefit tax expense. Stock-based compensation expense will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the nine months ended September 30:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues
Income from operations, as reported	$617,231	18.8%	$451,582	19.0%
Add: stock-based compensation expense	42,044	1.3%	32,005	1.3
Add: stock-based Indian fringe benefit tax expense	—	—	945	0.1

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$659,275	20.1%	$484,532	20.4%

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

Revenue. Revenue increased by 38.1%, or approximately $905.8 million, from approximately $2,375.9 million during the nine months ended September 30, 2009 to approximately $3,281.8 million during the nine months ended September 30, 2010. This increase is primarily attributed to greater acceptance of the global delivery model among an increasing number of industries, continued interest in using the global delivery model as a means to reduce overall IT costs, increased customer spending on post-acquisition integration engagements and discretionary development projects and greater penetration in the European market. Revenue from customers existing as of September 30, 2009 increased by approximately $798.8 million and revenue from new customers added since September 30, 2009 was approximately $107.0 million or approximately 11.8% of the period over period revenue increase and approximately 3.3% of total revenues for the nine months ended September 30, 2010. In addition, revenue from North American and European customers for the nine months ended September 30, 2010 increased by $687.9 million and $164.4 million, respectively, over the comparable 2009 period. We had approximately 697 active clients as of September 30, 2010 as compared to 570 active clients as of September 30, 2009. In addition, we experienced growth across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $361.7 million and $217.7 million, respectively, of the $905.8 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 47.8% and 30.3%, respectively, compared to the nine months ended September 30, 2009 and represented approximately 47.7% and 52.3%, respectively, of total revenues for the nine months ended September 30, 2010. No customer accounted for sales in excess of 10% of revenues during the nine months ended September 30, 2010 and 2009.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of the cost of salaries, stock-based compensation expense and related stock-based Indian fringe benefit tax expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, the cost of subcontracting and the cost of sales commissions related to revenues. Our cost of revenues increased by 42.7%, or approximately $567.9 million, from approximately $1,328.6 million during the nine months ended September 30, 2009 to approximately $1,896.5 million during the nine months ended September 30, 2010. The increase was due primarily to higher compensation and benefits costs of approximately $468.9 million resulting from the increase in the number of our technical personnel and incentive-based compensation, as well as the appreciation of the Indian rupee versus the U.S. dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense and the related stock-based Indian fringe benefit tax expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 28.9%, or approximately $172.3 million, from approximately $595.7 million during the nine months ended September 30, 2009 to approximately $768.0 million during the nine months ended September 30, 2010, and decreased as a percentage of revenue from 25.1% to 23.4%. The decrease as a percentage of revenue was due primarily to economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, reductions in discretionary spending partially offset by an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Income from Operations. Income from operations increased 36.7%, or approximately $165.6 million, from approximately $451.6 million during the nine months ended September 30, 2009 to approximately $617.2 million during the nine months ended September 30, 2010, representing operating margins of 19.0% and 18.8% of revenues, respectively. The operating margin decrease was primarily due to an increase in compensation costs and benefit costs, including incentive-based compensation costs, the impact of the appreciation of the Indian rupee versus the U.S. dollar and investments to grow our business partially offset by operating efficiencies. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 158 basis points or 1.58 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 27 basis points or 0.27 percentage points. Excluding stock-based compensation expense of $42.0 million and $32.0 million for the nine months ended September 30, 2010 and September 30, 2009 and stock-based Indian fringe benefit tax expense of $0.9 million for the nine months ended September 30, 2009, operating margin for the nine months ended September 30, 2010 and September 30, 2009 was 20.1% and 20.4% of revenues, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2010 and 2009, settlements of cash flow hedges favorably impacted our operating margin by approximately 83 basis points or 0.83 percentage points and 14 basis points or 0.14 percentage points, respectively.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, for the periods indicated, Other income (expense), net for the nine months ended September 30:

(Dollars in thousands)

	2010	2009	$ Change
Foreign currency exchange (losses) gains	$8,957	$15,673	$(6,716)
(Losses) on forward foreign exchange contracts not designated as hedging instruments	(16,420)	(9,477)	(6,943)

Net foreign currency exchange (losses) gains	(7,463)	6,196	(13,659)
Interest income	19,654	9,756	9,898
Other income (expense), net	614	820	(206)

Total Other income (expense), net	$12,805	$16,772	$(3,967)

The foreign currency exchange gains of approximately $9.0 million are primarily attributed to intercompany transactions between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $16.4 million of losses on forward foreign exchange contracts are related to the change in fair value of forward foreign exchange contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets and the realized losses related to the settlement of certain foreign exchange contracts during the period. As of September 30, 2010, the notional value of these undesignated hedges was $384.0 million. The $9.9 million increase in interest income was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $77.4 million during the nine months ended September 30, 2009 to approximately $102.7 million during the nine months ended September 30, 2010. The effective income tax rate of 16.5% for the nine months ended September 30, 2009 decreased slightly to 16.3% for the nine months ended September 30, 2010.

Net Income. Net income increased from approximately $391.0 million for the nine months ended September 30, 2009 to approximately $527.4 million for the nine months ended September 30, 2010, representing 16.5% and 16.1% of revenues, respectively. The decrease in net income as a percentage of revenues is primarily attributed to a lower operating margin, a decrease in net foreign currency exchange gains offset by a slightly lower effective income tax rate in the 2010 period.

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

As of September 30, 2010, we had approximately 697 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended September 30, 2010 and 2009. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended September 30, 2010 and 2009 are as follows:

(Dollars in thousands)

	September 30, 2010	September 30, 2009	$ Change	% Change
Revenues:
Financial Services	$520,282	$364,196	$156,086	42.9%
Healthcare	303,226	226,435	76,791	33.9
Manufacturing/Retail/Logistics	230,224	146,642	83,582	57.0
Other	163,181	116,215	46,966	40.4

Total revenues	$1,216,913	$853,488	$363,425	42.6%

Segment Operating Profit:
Financial Services	$185,591	$139,777	$45,814	32.8%
Healthcare	113,391	94,863	18,528	19.5
Manufacturing/Retail/Logistics	83,804	52,175	31,629	60.6
Other	56,992	40,222	16,770	41.7

Total segment operating profit	$439,778	$327,037	$112,741	34.5%

Financial Services Segment

Revenue. Revenue increased by 42.9%, or approximately $156.1 million, from approximately $364.2 million during the three months ended September 30, 2009, to approximately $520.3 million during the three months ended September 30, 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2009 and customers added since that date was approximately $141.7 million and approximately $14.4 million, respectively. Within the segment, quarterly revenue from our banking and insurance customers increased approximately $118.8 million and $37.3 million, respectively, over the third quarter of last year. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on post-acquisition integration engagements and discretionary development projects. Revenue from our Financial Services segment grew in line with our overall company growth rate as the global financial services industry evidenced signs of stability.

Segment Operating Profit. Segment operating profit increased 32.8%, or approximately $45.8 million, from approximately $139.8 million during the three months ended September 30, 2009, to approximately $185.6 million during the three months ended September 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Healthcare Segment

Revenue. Revenue increased by 33.9%, or approximately $76.8 million, from approximately $226.4 million during the three months ended September 30, 2009, to approximately $303.2 million during the three months ended September 30, 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2009 and customers added since that date was approximately $64.6 million and approximately $12.2 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $50.7 million over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 19.5%, or approximately $18.5 million, from approximately $94.9 million during the three months ended September 30, 2009, to approximately $113.4 million during the three months ended September 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 57.0%, or approximately $83.6 million, from approximately $146.6 million during the three months ended September 30, 2009, to approximately $230.2 million during the three months ended September 30, 2010. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2009 and customers added since that date was approximately $60.3 million and approximately $23.3 million, respectively. Revenue from our Manufacturers/Retail/Logistics segment grew faster than the rest of the company. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 60.6%, or approximately $31.6 million, from approximately $52.2 million during the three months ended September 30, 2009, to approximately $83.8 million during the three months ended September 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues during the quarter and achieving operating efficiencies, including continued leverage of prior sales and marketing investments.

Other Segment

Revenue. Revenue increased 40.4%, or approximately $47.0 million, from approximately $116.2 million during the three months ended September 30, 2009, to approximately $163.2 million during the three months ended September 30, 2010. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2009 and customers added since that date was approximately $34.1 million and approximately $12.9 million, respectively. Within the Other segment, growth was particularly strong among our entertainment, media and information services customers and our telecommunications customers where revenue increased by approximately $21.4 million and $14.0 million, respectively, over the third quarter of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 41.7%, or approximately $16.8 million, from approximately $40.2 million during the three months ended September 30, 2009, to approximately $57.0 million during the three months ended September 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues during the quarter and achieving operating efficiencies, including continued leverage of prior sales and marketing investments.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the nine months ended September 30, 2010 and 2009 are as follows:

(Dollars in thousands)

	September 30, 2010	September 30, 2009	$ Change	% Change
Revenues:
Financial Services	$1,389,742	$1,028,086	$361,656	35.2%
Healthcare	837,866	620,137	217,729	35.1
Manufacturing/Retail/Logistics	606,472	402,173	204,299	50.8
Other	447,707	325,546	122,161	37.5

Total revenues	$3,281,787	$2,375,942	$905,845	38.1%

Segment Operating Profit:
Financial Services	$475,191	$368,460	$106,731	29.0%
Healthcare	307,716	241,613	66,103	27.4
Manufacturing/Retail/Logistics	203,793	134,751	69,042	51.2
Other	147,926	110,329	37,597	34.1

Total segment operating profit	$1,134,626	$855,153	$279,473	32.7%

Financial Services Segment

Revenue. Revenue increased by 35.2%, or approximately $361.7 million, from approximately $1,028.1 million during the nine months ended September 30, 2009, to approximately $1,389.7 million during the nine months ended September 30, 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2009 and customers added since that date was approximately $338.8 million and approximately $22.9 million, respectively. Within the segment, revenue from our banking and insurance customers increased approximately $273.5 million and $88.2 million, respectively over the first nine months of last year. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on post-acquisition integration engagements and discretionary development projects.

Segment Operating Profit. Segment operating profit increased 29.0%, or approximately $106.7 million, from approximately $368.5 million during the nine months ended September 30, 2009, to approximately $475.2 million during the nine months ended September 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Healthcare Segment

Revenue. Revenue increased by 35.1%, or approximately $217.7 million, from approximately $620.1 million during the nine months ended September 30, 2009, to approximately $837.9 million during the nine months ended September 30, 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2009 and customers added since such date was approximately $197.3 million and approximately $20.4 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $143.1 million over the first nine months of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 27.4%, or approximately $66.1 million, from approximately $241.6 million during the nine months ended September 30, 2009, to approximately $307.7 million during the nine months ended September 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 50.8%, or approximately $204.3 million, from approximately $402.2 million during the nine months ended September 30, 2009, to approximately $606.5 million during the nine months ended September 30, 2010. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2009 and customers added since such date was approximately $163.9 million and approximately $40.4 million, respectively. Within the segment, growth was particularly strong among our retail and hospitality customers, where revenue increased by approximately $120.5 million over the first nine months of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 51.2%, or approximately $69.0 million, from approximately $134.8 million during the nine months ended September 30, 2009, to approximately $203.8 million during the nine months ended September 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues during the quarter.

Other Segment

Revenue. Revenue increased by 37.5%, or approximately $122.2 million, from approximately $325.5 million during the nine months ended September 30, 2009, to approximately $447.7 million during the nine months ended September 30, 2010. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2009 and customers added since that date was approximately $99.0 million and approximately $23.2 million, respectively. Within the Other segment, growth was particularly strong among our entertainment, media and information services customers and our telecommunications customers, where revenue increased by approximately $53.8 million and $39.7 million, respectively over the first nine months of last year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 34.1%, or approximately $37.6 million, from approximately $110.3 million during the nine months ended September 30, 2009, to approximately $147.9 million during the nine months ended September 30, 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents and short-term investments of $1,928.8 million. We have used, and plan to use, our cash for: expansion of existing operations, including our offshore development and delivery centers; continued development of new service lines; possible acquisitions of related businesses; formation of joint ventures; stock repurchases and general corporate purposes, including working capital. As of September 30, 2010, we had working capital of approximately $2,430.5 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $372.4 million during the nine months ended September 30, 2010 as compared to approximately $434.8 million during the nine months ended September 30, 2009. The decrease was primarily attributed to an increase in working capital required to support our revenue growth which was primarily impacted by the increase in trade accounts receivable during the nine months ended September 30, 2010. Trade accounts receivable increased from approximately $626.3 million at December 31, 2009 to approximately $919.6 million at September 30, 2010. Unbilled accounts receivable increased from approximately $83.0 million at December 31, 2009 to approximately $145.6 million at September 30, 2010. The increase in trade accounts receivable and unbilled receivables as of September 30, 2010 as compared to December 31, 2009 was primarily due to increased revenues and a higher number of days sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At September 30, 2010, our days sales outstanding, including unbilled receivables, were approximately 81 days as compared to 72 days at December 31, 2009 and 74 days as of September 30, 2009.

Our investing activities used net cash of approximately $292.6 million during the nine months ended September 30, 2010 as compared to approximately $219.7 million during the nine months ended September 30, 2009. The increase in net cash used in investing activities related to an increase in capital expenditure spending and payments for acquisitions.

Our financing activities provided net cash of approximately $134.5 million during the nine months ended September 30, 2010 as compared to $31.6 million during the nine months ended September 30, 2009. The increase in net cash from financing activities was primarily related to additional proceeds and excess tax benefits from issuances under our stock-based compensation plans.

As of September 30, 2010, our short-term investments totaled $611.7 million. In the second quarter of 2010, our auction-rate municipal debt securities were redeemed by the issuers or purchased by UBS reducing our outstanding balance to zero.

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

Commitments and Contingencies

As of September 30, 2010, we had outstanding fixed capital commitments of approximately $94.3 million related to our India development center expansion program which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 78.3% of our revenues for the nine months ended September 30, 2010 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 32.4% of our global operating costs for the nine months ended September 30, 2010, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign currency gains or losses upon remeasurement. For the nine months ended September 30, 2010, we reported foreign currency exchange gains exclusive of hedging gains or losses, of approximately $9.0 million, which were primarily attributed to the remeasurement of intercompany balances between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three and nine months ended September 30, 2010, we reported income of $8.4 million and $27.3 million, respectively on contracts that settled during these periods. As of September 30, 2010, we have outstanding contracts with a notional value of $165.0 million and weighted average forward rate of 48.8 rupees to the U.S. dollar scheduled to mature in 2010, outstanding contracts with a notional value of $780.0 million and weighted average forward rate of 48.0 rupees to the U.S. dollar scheduled to mature in 2011, outstanding contracts with a notional value of $780.0 million and weighted average forward rate of 48.1 rupees to the U.S. dollar scheduled to mature in 2012 and outstanding contracts with a notional value of $360.0 million and a weighted average forward rate of 50.1 rupees to the U.S. dollar scheduled to mature in 2013.

We also use foreign currency forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. During 2009, we entered into a series of foreign exchange forward contracts, scheduled to mature in 2010, to buy U.S. dollars and sell Indian rupees. During 2010, we entered into additional foreign currency forward contracts scheduled to mature in 2011. At September 30, 2010, the notional value of the outstanding contracts was $384.0 million and the related fair value was a liability of $14.0 million. During the three and nine months ended September 30, 2010, inclusive of losses of $14.6 million and $16.4 million, respectively, on these undesignated balance sheet hedges, we reported net foreign currency exchange gains of approximately $7.6 million and net foreign currency exchange losses of $7.5 million, respectively.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2010 and 2009 that would have affected our liquidity or the availability of, or requirements for, capital resources.

Recent Accounting Pronouncements

See Note 11 to our condensed consolidated financial statements for additional information.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered has caused wages to often increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. There can be no assurance that we will be able to recover cost increases through increases in the prices that we charge for our services in the United States and elsewhere. Historically, we have experienced increases in compensation and benefit costs, including incentive-based compensation, in India; however, this has not had a material impact on our results of operations as Indian wages were approximately 22% of our total operating expenses for the nine months ended September 30, 2010.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of September 30, 2010 and December 31, 2009, the notional value of these contracts was $2,085.0 million and $810.0 million, respectively. The outstanding contracts at September 30, 2010 are scheduled to mature each month during 2010, 2011, 2012 and 2013. At September 30, 2010 and December 31, 2009, the net unrealized gain (loss) on our outstanding foreign exchange forward contracts was approximately $21.1 million and $19.0 million, respectively. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2010, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $198.1 million.

We also use foreign exchange forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. We entered into a series of foreign exchange forward contracts, scheduled to mature in 2011, to buy U.S. dollars and sell Indian rupees. At September 30, 2010, the notional value of the outstanding contracts was $384.0 million and the related fair value was a liability of $14.0 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2010, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $39.5 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2010 and 2009 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of September 30, 2010, we had approximately $1,928.8 million of cash and cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates. We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade, primarily rated A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our marketable debt securities with an original maturity greater than three months at the date of purchase as short-term based upon their highly liquid nature and because such investments represent an investment in cash that is available for current operations. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of September 30, 2010, our short-term investments totaled $611.7 million. Our investment portfolio is primarily comprised of U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities, asset-backed securities, and bank time deposits.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2010. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first nine months of 2010, approximately 78.3% of our revenues were attributable to the North American region, 18.4% were attributable to the European region, and 3.3% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 21.7% of our revenues for the nine months ended September 30, 2010. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific and Latin America regions. In addition, the majority of our employees and our development and delivery centers are located in India. As a result, we may be subject to risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance sheet items originally denominated in other currencies. During the nine months ended September 30, 2010, the appreciation of the Indian rupee versus the U.S. dollar negatively impacted our operating margins by 158 basis points or 1.58 percentage points as compared to the same period in 2009. Additionally, during the nine months ended September 30, 2010, we recorded net foreign currency losses of $7.5 million, inclusive of losses of $16.4 million on undesignated balance sheet hedges. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities will be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.

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

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs in the United States. This year, Congress enacted legislation that imposed additional fees on companies that utilize significant numbers of certain temporary business visas. Senators Richard Durbin (D-Illinois) and Charles Grassley (R-Iowa) have introduced a bill which would, if enacted, further and severely restrict the use of certain temporary business visas. Given the ongoing debate over this issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may: (1) broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, (2) impact private industry with measures such as tax disincentives and/or penalties or intellectual property transfer restrictions, and/or (3) restrict the use of certain business and/or work visas. In the event that any of these measures become law, our business, results of operations and financial condition could be adversely affected and our ability to service our customers could be impaired.

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

Legislation and administrative/regulatory policies enacted in certain European jurisdictions and any future legislation/regulation in Europe, countries within the Asia Pacific region or any other country in which we have clients restricting the performance of business process services from an offshore location could also have a material adverse effect on our business, results of operations and financial condition. For example, legislation recently enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union, or EU, countries, and provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients who outsource business to us in the United Kingdom and other EU countries who have adopted similar laws. These types of policies may materially affect our ability to obtain new business from companies in the United Kingdom and EU and to provide outsourced services to companies in the United Kingdom and EU in a cost-effective manner.

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

The H-1B visa classification enables United States employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. We began filing H-1B petitions with CIS against the fiscal year 2011 caps beginning April 1, 2010 for work in H-1B status beginning on October 1, 2011. By December 30, 2010, CIS may or may not reach its general cap and advanced degree cap for fiscal year 2011. As part of our advanced planning process, we believe that we have sufficient employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

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

On December 8, 2004, President Bush signed the L-1 Visa Reform Act, which was part of the fiscal year 2005 Omnibus Appropriations Act (Public Law 108-447 at Division J, Title IV). This legislation contained several important changes to the laws governing L-1 visa holders. All of the changes took effect on September 8, 2005. Under one provision of this law, all L-1 applicants, including those brought to the United States under a Blanket L Program, must have worked abroad with the related company for one full year in the prior three years. The provision allowing Blanket L applicants who had worked abroad for the related company for nine months during the qualifying three-year period was revoked. In addition, L-1B holders (intracompany transferees with specialized company knowledge) may not be primarily stationed at the work site of another employer if the L-1B visa holder will be controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

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

Approximately 78.3% of our revenues during the nine months ended September 30, 2010 were derived from customers located in North America. In the same period, approximately 18.4% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States and Europe. In addition, during the nine months ended September 30, 2010, we earned approximately 42.3% of our revenues from the financial services industry, which includes insurance. A continuation of the current crisis in the financial services industry and significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the nine months ended September 30, 2010, we reported an operating margin of 18.8%. Our operating margin may decline if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock options and other equity-based compensation awards in proportion to our overall headcount, we cannot assure you that we will be able to continue to do so in the future.

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

Our top five customers generated approximately 18.0% of our revenues for the nine months ended September 30, 2010. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 31.1% of our revenues for the nine months ended September 30, 2010. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

There were no stock repurchases made during the quarter ended September 30, 2010.

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

Cognizant Technology Solutions Corporation

Date: November 3, 2010	By:	/s/ Francisco D’Souza
Francisco D’Souza,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2010	By:	/s/ Gordon Coburn
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