Form 10-K
period 2010-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2011-02-23
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2010, based on $50.06 per share, the last reported sale price on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC on that date, was $14,996,419,635.

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 17, 2011 was 304,214,788 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.	Business

Overview

We are a leading provider of custom information technology, consulting and business process outsourcing services. Our customers are primarily Global 2000 companies. Our core competencies include Technology Consulting, Complex Systems Development and Integration, Enterprise Software Package Implementation and Maintenance, Data Warehousing, Business Intelligence and Analytics, Application Testing, Application Maintenance, Infrastructure Management, and Business and Knowledge Process Outsourcing, or BPO and KPO. We tailor our services to specific industries, and utilize an integrated global sourcing model. This seamless global sourcing model combines technical and account management teams located on-site at the customer location and at dedicated near-shore and offshore development and delivery centers located primarily in India, China, the United States, Canada, Argentina, Hungary and the Philippines.

Industry Background

Many companies today face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in the economy, government regulations, globalization, virtualization and other technology innovations. In response to these challenges, many companies are focused on improving efficiencies, enhancing effectiveness and driving innovation to favorably impact both the bottom-line and the top-line. In order to achieve these goals, companies are focusing on a number of services, such as:

•	Business and Information Technology, or IT, alignment;

•	IT application and infrastructure optimization;

•	Business and Knowledge Process effectiveness and efficiency;

•	Advanced custom systems development;

•	Data Warehousing, Business Intelligence, or BI and Analytics;

•	Enterprise Resource Planning, or ERP;

•	Customer Relationship Management, or CRM;

•	Supply Chain Management;

•	Enterprise 2.0 business models and technology solutions;

•	Service-Oriented Architectures, Web 2.0 and Cloud Computing; and

•	Engineering and Manufacturing solutions.

These solutions facilitate faster, more responsive and lower-cost business operations. However, their development, integration and on-going maintenance present major challenges and require a large number of highly-skilled professionals trained in many diverse technologies and specialized industries. In addition, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy IT systems and to address application maintenance projects. Increasingly, companies are relying on custom IT solutions providers, such as us, to provide these services.

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

Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of, and address the challenges in using, a global talent pool. The effective use of personnel from across the globe can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies. Certain countries, particularly India and China, have large talent pools of highly qualified technical professionals who can provide high quality IT and business and knowledge process outsourcing services at a lower cost. India is a leader in IT services, and is regarded as having one of the largest and highest quality pools of talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing, integration and maintenance, as well as technology consulting and infrastructure management. India’s services and software exports continue to see significant growth. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that India’s IT software and services and business process outsourcing sectors are expected to exceed $76 billion at the end of NASSCOM’s fiscal year 2011. This is a growth rate of approximately 19% over the prior fiscal year. According to the latest NASSCOM “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities; and are expected to result in export revenues of approximately $175 billion by 2020.

Using a globally distributed workforce to provide value-added services presents a number of challenges to IT services and BPO/KPO providers. The offshore implementation of value-added IT services requires that IT service providers continually and effectively attract, train and retain highly-skilled software development professionals with advanced technical and industry skills necessary to keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. These skills are necessary to design, develop and deploy high-quality technology solutions in a cost-effective and timely manner. In addition, IT service providers must have the methodologies, processes and communications capabilities to enable offshore workforces to be successfully integrated with on-site personnel. Service providers must also have strong research and development capabilities, technology competency centers and relationship management skills in order to compete effectively.

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

Our key service areas, IT Consulting and Technology Services and Outsourcing Services are delivered to our clients across our four business segments in a standardized, high-quality manner through a Global Delivery Model. These service areas include:

•	IT Consulting and Technology Services

•	Business and Knowledge Process Consulting;

•	IT Strategy Consulting;

•	Program Management Consulting;

•	Technology Consulting;

•	Application Design, Development, Integration and Re-engineering, such as:

•	Complex Custom Systems Development;

•	Data Warehousing / Business Intelligence, or BI;

•	Customer Relationship Management, or CRM, System implementation; and

•	Enterprise Resource Planning, or ERP, System implementation; and

•	Software Testing Services.

•	Outsourcing Services

•	Application Maintenance, such as:

•	Custom Application Maintenance; and

•	CRM and ERP Maintenance;

•	IT Infrastructure Outsourcing; and

•	Business and Knowledge Process Outsourcing, or BPO and KPO.

Business Segments

We are organized around our four vertically–oriented business segments, and we report the operations of our business as follows:

Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other
Banking Insurance	Healthcare Life Sciences	Manufacturing and Logistics Retail and Hospitality Consumer Goods	Communications Information, Media and Entertainment High Technology

Financial Services

In 2010, our Financial Services business segment represented approximately 42.4% of our total revenues. Revenues from our Financial Services business segment were $1,944.5 million, $1,406.6 million and $1,284.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. This business segment provides services to our customers operating in the following industries:

•

Banking. We focus on traditional retail and commercial banks, and diversified financial enterprises. We assist these clients in such areas as: Consumer Lending, Cards and Payments, Wholesale Banking, Risk Management, Investment Banking and Brokerage, Asset and Wealth Management, Corporate Services and Retail Banking. We also focus on the needs of broker / dealers, asset management firms, depositories, clearing organizations and exchanges. Key areas where we help these clients in both driving efficiencies and establishing new capabilities include: Front Office, Middle Office, Back Office, Sales and Brokerage, Research, Exchange Operations and Prime Brokerage solutions.

•

Insurance. We assist with the needs of property and casualty insurers, life insurers, reinsurance firms and insurance brokers. We focus on such areas as: Business Acquisition, Policy Administration, Claims Processing, Management Reporting, Regulatory Compliance and Reinsurance.

Healthcare

In 2010, our Healthcare business segment represented approximately 25.6% of our total revenues. Revenues from our Healthcare business segment were $1,177.1 million, $860.4 million and $688.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. This business segment provides services to our customers operating in the following industries:

•

Healthcare. We work with many leading healthcare organizations, including leading healthcare organizations in the United States. Our Healthcare service teams focus on the following key industry solutions: Broker Compensation, Sales and Underwriting Systems, Provider Management, Plan Sponsor Administration, Electronic Enrollment, Membership, Billing, Claims Processing, Medical Management and Pharmacy Benefit Management. We are also partnering with our customers to enable their IT systems to deal with initiatives such as self service portals (member / provider / broker), consumer-driven healthcare, behavioral health, regulatory compliance, Medicare Modernization Act, or MMA, and healthcare data warehousing and analytics.

•

Life Sciences. We partner with the leading organizations in the Life Sciences industry to assist them with the opportunities and challenges of their rapidly evolving market. We work with many of the world’s leading pharmaceutical and biotechnology companies and medical device companies. We are assisting these companies in dealing with such challenges as: Consolidation, Data Integration, Time to Market, Safety, Globalization and Regulations. Some of our Life Sciences solutions include: Prescriber Behavior Analysis and Insight, Longitudinal Prescription Data Management Systems, Sales Force Compensation Systems, Sales Data and Claims Data Management Systems, Clinical Trial Solutions, 21CFR11 Assessment and Computer Systems Validation, Data Mining and Business Intelligence Solutions, e-Business and Data Portals, and ERP implementation, upgrade, and maintenance services.

Manufacturing / Retail / Logistics

In 2010, our Manufacturing, Logistics and Retail business segment represented approximately 18.5% of our total revenues. Revenues from our Manufacturing/Retail/Logistics business segment were $849.6 million, $564.9 million and $443.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. This business segment services customers in the following industry groups:

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

•

Retail and Hospitality. We serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters. We deliver the best of both worlds: in-depth experience with retailing applications and a strong enterprise architecture foundation. We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems and intermediaries and real estate companies. Several of the services we provide for retail and hospitality customers are as follows:

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

•

Consumer Goods. We work with the world’s premier consumer goods manufacturers, creating innovative solutions and strategies that keep them price-competitive, category-leading and consumer-savvy. Our expertise spans a wide gamut, from demand-driven supply chains, to revenue-creating trade promotion management systems, to analytics systems and mobility solutions that anticipate and serve ever-changing customer needs.

Other

In 2010, our Other business segment represented approximately 13.5% of our total revenues. Revenues from our Other business segment were $621.2 million, $446.7 million and $400.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. The Other business segment is an aggregation of operating segments which, individually, are less than 10.0% of consolidated revenues and segment operating profit. The Other business segment includes Communications, Information, Media and Entertainment Services and High Technology operating segments. A description of operating segments included in Other is as follows:

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

•

Information, Media and Entertainment. We have an extensive track record working with some of the world’s largest media and entertainment companies. With the emergence of digital technologies promising to revolutionize the business, we offer consulting and outsourcing services to help media and entertainment companies concentrate on their end product. Some of our solutions include:

•	Supply chain management solutions, from pre-press to material procurement, circulation, logistics, and vendor management;

•	Business solutions covering advertising management, online media, and e-business;

•	Workflow automation covering the product development process for broadcasters;

•	Spot ad buying systems covering agency of record, traffic management, post-buy analysis, and financial management;

•	Digital Asset Management, or DAM and Digital Rights Management, or DRM; and

•	Operational systems including ad sales, studio management, outsourcing billing and payments, along with content management and delivery.

•

High Technology. We serve some of the world’s leading Independent Software Vendors, or ISVs, and Online Service Providers. We believe that the needs of technology companies are different—more technically complex, challenging and advanced than what is typically found in other industries. Catering to these needs, our High Technology practice assists with the unique needs of these clients in areas such as: Product Development, Product Sustenance, Compatibility Testing, Internationalization, Product Re-engineering, Multiple Channel Extension, Security Testing and Content Management.

Our Solution and Services

We believe that we have developed an effective integrated global delivery business model and this business model is expected to be a critical element of our continued growth. To support this business model, at December 31, 2010, we employed approximately 104,000 professionals and support staff globally. We also have established facilities and technology and communication infrastructures to support our business model.

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

•

Program Management Consulting. We provide a broad range of project delivery services, including post-acquisition integration, business and IT integration, business transformation, product/service launch and organization relocation services.

•

Application Design, Development, Integration and Re-engineering. We define customer requirements, write specifications and design, develop, test and integrate software across multiple platforms including Internet technologies. We modify and test applications to enable systems to function in new operating environments. In addition, these services include Data Warehousing / Business Intelligence, ERP and CRM implementation services. We follow either one of two alternative approaches to application development and integration:

•	full life-cycle application development, in which we assume start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

•	cooperative development, in which our employees work with a customer’s in-house IT personnel to jointly analyze, design, implement, test and integrate new systems.

In both of these approaches, our on-site team members work closely and collaboratively with our clients. Detailed design, implementation and testing are generally performed at dedicated near-shore and offshore development and delivery centers located primarily in India, China, the United States, Canada, Argentina, Hungary and the Philippines. In addition, we maintain an on-site presence at each customer location in order to address evolving customer needs and resulting changes to the project.

A key part of our application development and integration offering is a suite of services to help organizations build and integrate business applications with the rest of their operations. In this suite of services, we leverage our skills in business application development and enterprise application integration to build sophisticated business applications and to integrate these new applications and websites with client server and legacy systems. We build and deploy robust, scalable and extensible architectures for use in a wide range of industries. We maintain competency centers specializing in various areas such as: Microsoft solutions; IBM, SAP, Oracle and JAVA applications; and Cloud computing and Mobile solutions. These competency centers enable us to provide application development and integration services to a broad spectrum of customers.

Our re-engineering service offerings assist customers migrating from systems based on legacy computing environments to newer standards-based distribution architectures, often in response to the more stringent demands of business. Our re-engineering tools automate many of the processes required to implement advanced technology platforms. We believe that this automation substantially reduces the time and cost to perform re-engineering services, savings that benefit both our customers and us. These tools also enable us to perform source code analysis and to re-design target databases and convert certain programming languages. If necessary, our programmers also help customers re-design and convert user interfaces.

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

•

IT Infrastructure Services. We provide IT Infrastructure Management Outsourcing services and we anticipate growing demand for these services in the coming years. We provide service capability in redundant Network Operating Centers, or NOCs, in North America and India through which we are able to provide significant scale, quality and cost savings to our clients in IT Infrastructure Services. We focus on a number of key areas of infrastructure management such as: Networks, Servers, Middleware, Security, Vendors, Storage, Messaging, Databases, and Desktops. We can provide these through an IT Service Desk model, focusing on such areas as IT Operations and IT Help Desk.

•

Business and Knowledge Process Outsourcing, or BPO and KPO. We provide BPO and KPO services to our clients across industries of our specialization. At Cognizant, we are primarily focused on value-added processes that are specific to clients in our key industry segments (particularly in Financial Services, Healthcare and Manufacturing / Retail / Logistics and Communications). Our BPO/KPO practice focuses on core back office services covering: Transaction Processing, Accounting Operations, Voice Processes, Data Administration, Data Management and Data Analytics.

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

Our process framework complies with the requirements of ISO 9001, TL 9000 for Telecom projects, and ISO 20000 for Infrastructure projects. Our delivery processes, support processes and their implementation are formally certified by Det Norske Veritas, or DNV, in the above mentioned standards. KPMG appraises our enterprise-wide operations to be at CMMI Maturity Level 5, which is the highest possible maturity level rating, of the Capability Maturity Model Integration v1.2, or CMMI, of the Software Engineering Institute at Carnegie Mellon University. Our BPO service offering is assessed at eSCM Maturity Level 4 which is the highest possible rating for the first attempt of the e-Sourcing Capability Model of IT Services Qualification Center at Carnegie Mellon University. Finally, all of our principal development centers have been certified by the STQC Directorate Ministry of Communications and Information Technology, Government of India (the accreditation authority for companies in India) under the internationally recognized ISO 27001 (previously BS 7799-2) Information Security Standards, a comprehensive set of controls comprising best practices in information security and business continuity planning. We have implemented the above process framework enterprise-wide to ensure that we consistently deliver high quality of products and services to our clients from all global operations. We have invested considerably in automation to improve process institutionalization across the organization. For example, we have created and rolled out “Cognizant 2.0” an intelligent delivery ecosystem which orchestrates processes, methodologies, best practices driving effective usage of knowledge as well as providing a collaborative framework for our world-wide associates. Cognizant 2.0 offers a unique blend of collaboration, process management and just-in-time management.

Our process framework has been extensively adapted to cater to different types of projects managed by the organization, including Application Development, Application Maintenance, Testing, Mass Change, Data Migration, Re-engineering, Business Process Outsourcing, IT infrastructure and Package Development projects.

Highly-Skilled Workforce. Our managers and senior technical personnel provide in-depth project management expertise to customers. To maintain this level of expertise, we have placed significant emphasis on recruiting and training our workforce of highly-skilled professionals. We have approximately 12,200 project managers and senior technical personnel around the world, many of whom have significant work experience in North America, Europe and Asia. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide extensive combined classroom and on-the-job training to newly hired programmers, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff. We were assessed by KPMG at Level 5 (the highest possible rating) of the People Capability Maturity Model, or P-CMM, of the Software Engineering Institute at Carnegie Mellon University. This widely recognized means of implementing current best practices in fields such as human resources, knowledge management and organizational development help improve our processes for managing and developing our workforce and addressing critical people issues.

Research and Development and Competency Centers. We have project experience and expertise across multiple architectures and technologies, and have made significant investments in our competency centers and in research and development to keep abreast of the latest technology developments. Most of our programmers are trained in multiple technologies and architectures. As a result, we are able to react to customers’ needs quickly and efficiently redeploy programmers to different technologies. Also, to develop and maintain this flexibility, we have made a substantial investment in our competency centers so that the experience gained from particular projects and research and development efforts is leveraged across our entire organization. In addition, through our investment in research and development activities and the continuing education of our technical personnel, we enlarge our knowledge base and develop the necessary skills to keep pace with emerging technologies. We believe that our ability to work in new technologies allows us to foster long-term relationships by having the capacity to continually address the needs of both existing and new customers.

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

Business Strategies

Our objectives are to maximize stockholder value and enhance our position as a leading provider of custom information technology, consulting and business process outsourcing services. We implement the following core strategies to achieve these objectives:

Further Develop Long-Term Customer Relationships. We have strong long-term strategic relationships with our customers and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our customers’ chief information officers, or other IT decision makers, by offering a wide array of cost-effective high quality services. Approximately 97% of our revenues for the year ended December 31, 2010 were derived from customers who had been using our services at the end of 2009. We also seek to leverage our experience with a customer’s IT systems into new business opportunities. Knowledge of a customer’s processes and IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional maintenance, development and other projects from that customer.

Expand Service Offerings and Solutions. We have several teams dedicated to developing new, high value services. These teams collaborate with customers to develop these services. For example, we are currently developing new offerings in Business and IT Consulting and vertically-oriented IT solutions atop innovative technologies such as: Service Oriented Architectures (SOA) and Web 2.0. We invest in internal research and development and promote knowledge building and sharing across the organization to promote the development of new services and solutions. Furthermore, we continue to enhance our capabilities and service offerings in the areas of:

•	Customer Relationship Management, or CRM;

•	Enterprise Resource Planning, or ERP;

•	Data Warehousing / Business Intelligence, or BI;

•	Software Testing;

•	Infrastructure Management; and

•	Vertically-Oriented Business and Knowledge Process Outsourcing, or BPO and KPO.

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

Expand Domestic and International Geographic Presence. As we expand our customer base, we plan to open additional sales and marketing offices in North America, Europe, Latin America and Asia. This expansion is expected to facilitate sales and service to existing and new customers. We have established sales and marketing offices in various metropolitan areas both in the United States and internationally.

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

Pursue Selective Strategic Acquisitions, Joint Ventures and Strategic Alliances. We believe that opportunities exist in the fragmented market in which we operate to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence and our capabilities more rapidly, especially in geographic markets and key industries. For example, in 2010, we completed three acquisitions, to strengthen our business process outsourcing expertise within our logistic services, our business transformation and program management capabilities and to expand our testing services within Europe. In addition, through our working relationships with independent software vendors we obtain projects using the detailed knowledge we gain in connection with a joint development process. Finally, we expect to continue to form strategic alliances with select IT service firms that offer complementary services to best meet the requirements of our customers.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our Teaneck, New Jersey headquarters and our business development offices which are strategically located in various metropolitan areas around the world. The sales and marketing group works with our technical team as the sales process moves closer to the customer’s selection of a services provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year. The account manager or sales executive works with the technical team to:

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

Customers

The number of customers served by us has increased significantly in recent years. As of December 31, 2010, we were providing services to approximately 712 customers, as compared to approximately 589 customers as of December 31, 2009, and approximately 565 customers as of December 31, 2008. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2010, 2009 and 2008. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues. For the years ended December 31, 2010, 2009 and 2008, 78.0%, 79.1% and 79.1% of our revenue, respectively, was from North American customers.

For the year ended December 31, 2010, we derived our revenues from the following business segments: 42.4% from Financial Services, 25.6% from Healthcare, 18.5% from Retail/Manufacturing/Logistics and 13.5% from Other.

We provide services either on a time-and-material basis or on a fixed price basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year.

Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2010	2009	2008
Revenues from top five customers as a percentage of total revenues	17.9%	17.4%	19.4%
Revenues from top ten customers as a percentage of total revenues	30.3%	29.4%	30.0%
Revenues under fixed-bid contracts as a percentage of total revenues	31.5%	30.3%	26.7%

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

Our direct competitors include, among others, Accenture, Capgemini, Computer Sciences Corporation, HCL Technologies, HP Enterprise (formerly Electronic Data Systems), IBM Global Services, Infosys Technologies, Perot Systems (acquired by Dell Inc.), Tata Consultancy Services and Wipro. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate.

Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition. The principal competitive factors affecting the markets for our services include:

•	performance and reliability;

•	quality of technical support, training and services;

•	responsiveness to customer needs;

•	reputation and experience;

•	financial stability and strong corporate governance; and

•	competitive pricing of services.

We rely on the following to compete effectively:

•	a well-developed recruiting, training and retention model;

•	a successful service delivery model;

•	a broad referral base;

•	continual investment in process improvement and knowledge capture;

•	investment in infrastructure and research and development;

•	financial stability and strong corporate governance;

•	continued focus on responsiveness to customer needs, quality of services, competitive prices; and

•	project management capabilities and technical expertise.

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

On July 1,1998, Nielsen Media Research, Inc., the successor in interest to Cognizant Corporation, assigned all of its right, title and interest in and to the marks COGNIZANT and C & Design to Cognizant Technology Solutions Corporation. On February 6, 2003, Cognizant Technology Solutions Corporation assigned certain of its assets, including all of its intangible assets, to Cognizant Technology Solutions U.S. Corporation. As of December 31, 2010, Cognizant Technology Solutions U.S. Corporation or its predecessors is the record owner of: (a) two registrations for COGNIZANT, one registration for C & Design, one registration for MANAGED TEST CENTER, one registration for TWO-IN-A-BOX, one registration for MDM EXPRESS, one registration for MDM-IN-A-BOX, and one registration for STRATEGIC VISION CONSULTING, one registration for SV (Stylized), and two registrations for TRANSFORMING WHILE PERFORMING, as well as six pending applications for GOVERNANCE-IN-A-BOX, GOVERNANCE-IN-A-BOX and Design, INTEGRATED REPORTING IN THE CLOUD, PLANFORCE, THREE-IN-A-BOX and ONE REPORT AS A SERVICE in the United States; (b) two registrations for COGNIZANT, one registration for C & Design, one application for COGNIZANT, two applications for C & Design, one application for TWO-IN-A-BOX and one application for THREE-IN-A-BOX in India; (c) a registration for COGNIZANT in Spain; (d) one registration for each COGNIZANT and C & Design, one registration for MDM EXPRESS and one registration for MDM-IN-A-BOX, one registration for GOVERNANCE-IN-A-BOX, one registration for THREE-IN-A-BOX and one registration for TWO-IN-A-BOX and applications for INTEGRATED REPORTING IN THE CLOUD, ONE REPORT AS A SERVICE and THE FUTURE OR WORK in the European Union; and (e) six registrations and one application for COGNIZANT and two registrations and two applications for C & Design in Malaysia. In addition, as of December 31, 2010, Cognizant Technology Solutions U.S. Corporation, or its predecessors, is the record owner of a total of 258 trademark registrations in 60 countries.

Employees

We finished the 2010 year with headcount of approximately 104,000. We employed approximately 83,000 persons in the Asia Pacific region, approximately 17,300 persons in various locations throughout North America and South America and over 3,700 persons in various locations throughout Europe, principally in the United Kingdom. We are not party to any significant collective bargaining agreements. We consider our relations with our employees to be good.

Our future success depends to a significant extent on our ability to attract, train and retain highly-skilled IT development and other professionals. In particular, we need to attract, train and retain project managers, programmers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the United States, Europe and in India with the advanced technological skills necessary to perform the services we offer. We have an active recruitment program in India, and have developed a recruiting system and database that facilitates the rapid identification of skilled candidates. During the course of the year, we conduct extensive recruiting efforts at premier colleges and technical schools in India. We evaluate candidates based on academic performance, the results of a written aptitude test measuring problem-solving skills and a technical interview. In addition, we have an active lateral recruiting program in North America, Europe and India. A substantial majority of the personnel on most on-site teams and virtually all the personnel staffed on offshore teams is comprised of Indian nationals.

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

Our Executive Officers

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Lakshmi Narayanan(1)	57	Vice Chairman of the Board of Directors	2007
Francisco D’Souza(2)	42	President and Chief Executive Officer	2007
Gordon Coburn(3)	47	Chief Financial and Operating Officer, and Treasurer	2007
Ramakrishnan Chandrasekaran(4)	53	President and Managing Director, Global Delivery	2006
Rajeev Mehta(5)	44	Chief Operating Officer, Global Client Services	2006
Steven Schwartz(6)	43	Senior Vice President, General Counsel and Secretary	2007

(1)	Lakshmi Narayanan was appointed Vice Chairman of the Board of Directors, effective January 1, 2007. Mr. Narayanan served as our Chief Executive Officer from December 2003 through December 2006 and as our President from March 1998 through December 2006. Mr. Narayanan joined our Indian subsidiary as Chief Technology Officer in 1994 and was elected President of such subsidiary on January 1, 1996. Prior to joining us, from 1975 to 1994, Mr. Narayanan was the regional head of Tata Consultancy Services, a large consulting and software services company located in India. Mr. Narayanan serves on the board of directors and as the Chairman of the Governance Committee of TVS Capital Funds Limited. Mr. Narayanan holds a Bachelor of Science degree, a Master of Science degree and a Management degree from the Indian Institute of Science.
(2)

Francisco D’Souza was appointed President and Chief Executive Officer and became a member of the Board of Directors, effective January 1, 2007. Mr. D’Souza served as our Chief Operating Officer from December 2003 through December 2006. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D’Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D’Souza was employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D’Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D’Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D’Souza serves on the Board of Trustees of Carnegie Mellon University, the

Board of Trustees of The New York Hall of Science and the Board of Directors of the U.S.-India Business Council. Mr. D’Souza holds a Bachelor of Business Administration degree from the University of East Asia and a Master of Business Administration degree from Carnegie Mellon University.

(3)	Gordon Coburn was appointed Chief Operating Officer, effective January 1, 2007. Mr. Coburn continues to serve as our Chief Financial Officer and Treasurer, positions he has held since his election in March 1998. Mr. Coburn served as our Executive Vice President from December 2003 through December 2006. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director—Group Finance and Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn serves on the board of directors of Corporate Executive Board Company and TechAmerica. He also served on the board of directors of ICT Group, Inc. until its acquisition on February 2, 2010. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College.
(4)	Ramakrishnan Chandrasekaran was appointed President and Managing Director, Global Delivery in August 2006. Mr. Chandrasekaran served as our Executive Vice President and Managing Director from January 2004 through July 2006. Prior to that, from November 1999 to January 2004, he served as our Senior Vice President responsible for the ISV relationships, key alliances, capacity growth, process initiatives, business development and offshore delivery. Mr. Chandrasekaran joined us as Assistant Vice President in December 1994, before getting promoted to Vice President in January 1997. Mr. Chandrasekaran has more than 20 years of experience working in the IT services industry. Prior to joining us, Mr. Chandrasekaran worked with Tata Consultancy Services. Mr. Chandrasekaran holds a Mechanical Engineering degree and Master of Business Administration degree from the Indian Institute of Management.
(5)	Rajeev Mehta was appointed Chief Operating Officer, Global Client Services in August 2006 and is responsible for our sales, business development and client relationship management organizations. Mr. Mehta, who joined Cognizant in 1997, most recently served as Senior Vice President and General Manager of our Financial Services Business Unit, a position he held from June 2005 to August 2006. From November 2001 to June 2005, he served as our Vice President and General Manager of our Financial Services Business Unit. From January 1998 to November 2001, Mr. Mehta served as our Director of the U.S. Central Region. Mr. Mehta served as our Senior Manager of Business Development from January 1997 to January 1998. Prior to joining Cognizant in 1997, Mr. Mehta was involved in implementing GE Information Services offshore outsourcing program and also held consulting positions at Deloitte & Touche and Andersen Consulting. Mr. Mehta holds a Bachelor of Science degree from the University of Maryland and a Master of Business Administration degree from Carnegie Mellon University.
(6)	Steven Schwartz was named Senior Vice President, General Counsel and Secretary in July 2007, having global responsibility for managing Cognizant’s legal function. Mr. Schwartz, who joined Cognizant in 2001, most recently served as Vice President and General Counsel, a position he held from March 2003 to July 2007. From April 2002 to March 2003, he served as our Vice President and Chief Corporate Counsel. From October 2001 to December 2002, he served as our Chief Corporate Counsel. Mr. Schwartz also serves as our Chief Legal Officer. Mr. Schwartz serves on the board of directors of Information Technology Industry Council. Mr. Schwartz holds a Bachelor of Business Administration degree from the University of Miami, a Juris Doctor degree from Fordham University School of Law and an L.L.M. (in Taxation) degree from the New York University School of Law.

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

We have offices and operations in various countries around the world and provide services to clients globally. In 2010, approximately 78.0% of our revenues were attributable to the North American region, 18.6% were attributable to the European region, and 3.4% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

A substantial portion of our assets and operations are located in India and we are subject to regulatory, economic, political and other uncertainties in India.

We intend to continue to develop and expand our offshore facilities in India where a majority of our technical professionals are located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India have historically increased at a faster rate than in the United States. If this trend continues in the future, it would result in increased costs for our skilled professionals and thereby potentially reduce our operating margins. Also, there is no assurance that, in future periods, competition for skilled professionals will not drive salaries higher in India, thereby resulting in increased costs for our technical professionals and reduced operating margins.

India has also recently experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India-Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq. If India becomes engaged in armed hostilities, particularly if these hostilities are protracted or involve the threat of or use of weapons of mass destruction, it is likely that our operations would be materially adversely affected. In addition, companies may decline to contract with us for services in light of international terrorist incidents or armed hostilities, even where India is not involved because of more generalized concerns about relying on a service provider utilizing international resources that may be viewed as less stable than those provided domestically.

In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, as noted above, India’s central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including the fringe benefit tax (which was repealed as of April 1, 2009) and new service taxes, and income-related taxes, including the Minimum Alternative Tax. In addition, a change in government leadership in India or change in policies of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition.

In addition, the emergence of a widespread health emergency or pandemic, which may be more difficult to prevent or contain in a country like India as compared to more developed countries, could create economic or financial disruption that could negatively affect our revenue and operations or impair our ability to manage our business in certain parts of the world.

Our international sales and operations are subject to many uncertainties.

Revenues from customers outside North America represented approximately 22.0% of our revenues for the year ended December 31, 2010. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates and restrictions on the deployment of cash across our global operations.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. These contracts are intended to partially offset the impact of the movement of the exchange rates on future operating costs. In addition, we also entered into foreign exchange forward contracts in order to mitigate foreign currency risk on Indian rupee denominated net monetary assets. The hedging strategies that we have implemented, or may in the future implement, to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. Accordingly, we may incur losses from our use of derivative financial instruments that could have a material adverse effect on our business, results of operations and financial condition.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these regulations could harm our business.

Because we provide services to clients throughout the world, we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, damage to our reputation and other unintended consequences such as liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable legal and regulatory requirements could have a material adverse effect on our business, results of operations and financial condition.

In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anti-corruption laws or regulations, including the U.S. Foreign Corrupt Practices Act. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these policies or procedures or applicable anti-corruption laws or regulations. Violations of these laws or regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from government contracting or contracting with private entities in certain highly regulated industries, any of which could have a material adverse effect on our business.

International hostilities, terrorist activities, other violence or war, natural disasters, pandemics and infrastructure disruptions, could delay or reduce the number of new service orders we receive and impair our ability to service our customers, thereby adversely affecting our business, financial condition and results of operations.

Hostilities involving the United States and acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, the attacks of November 26, 2008 in Mumbai, India, and the continuing conflict in Iraq and Afghanistan, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to provide services to our customers. Such events may cause customers to delay their decisions on spending for information technology, consulting, and business and knowledge process outsourcing services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients, which could affect our financial results. By disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to some or all of our clients. As noted above, the majority of our technical professionals are located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.

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

Anti-outsourcing legislation, if adopted, and negative perceptions associated with offshore outsourcing could adversely affect our business, financial condition and results of operations and impair our ability to service our customers.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in the U.S. Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. On August 13, 2010, President Barack Obama signed Public Law 111-230, which contained provisions to impose additional fees of $2,000 for certain H-1B petitions and $2,250 for certain L-1A and L-1B petitions beginning in August 2010 through September 20, 2014. These fees were extended through September 20, 2015 in Public Law 111-347. In 2010, Senators Richard Durbin (D-Illinois) and Charles Grassley (R-Iowa) introduced a bill that would, if enacted, further and severely restrict the use of certain temporary business visas. Given the ongoing debate over this issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may: broaden restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, or impact private industry with measures such as tax disincentives and/or penalties or intellectual property transfer restrictions, and/or restrict the use of certain business and/or work visas. In the event that any of these measures become law, our business, results of operations and financial condition could be adversely affected and our ability to provide services to our customers could be impaired.

In addition, from time to time, there has been publicity about negative experiences associated with offshore outsourcing, such as theft and misappropriation of sensitive client data, particularly involving service providers in India. Current or prospective clients may elect to perform certain services themselves or may be discouraged from transferring services from onshore to offshore providers due to negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends toward offshore outsourcing would seriously harm our ability to compete effectively with competitors that provide the majority of their services from within the country in which our clients operate.

Legislation and administrative/regulatory policies enacted in certain European jurisdictions and any future legislation/regulation in Europe, countries within the Asia Pacific region or any other country in which we have clients restricting the performance of business process services from an offshore location could also have a material adverse effect on our business, results of operations and financial condition. For example, legislation enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union, or EU, countries, and provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, in order to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients who outsource business to us in the United Kingdom and other EU countries who have adopted similar laws. These types of policies may materially affect our ability to obtain new business from companies in the United Kingdom and EU and to provide outsourced services to companies in the United Kingdom and EU in a cost-effective manner.

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

The H-1B visa classification enables United States employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. We began filing H-1B petitions with CIS against the fiscal year 2011 caps beginning April 1, 2010 for work in H-1B status beginning on October 1, 2011. On January 21, 2011 CIS reached its advanced degree cap for fiscal year 2011, and on January 27, 2011, CIS reached its general cap for fiscal year 2011. We plan to begin filing H-1B petitions with CIS against the fiscal year 2012 caps beginning April 1, 2011 for work in H-1B status beginning on October 1, 2011. As part of our advanced planning process, we believe that we have a sufficient number of employees visa-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

We also regularly transfer employees from India to the United States to work on projects at client sites using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives, and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre-approved by CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing a pre-approval process through CIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and CIS, which adjudicates petitions for initial grants and extensions of L-1 status, have become increasingly restrictive with respect to this category. As a result, the rate of refusals of initial L-1 petitions and extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

Pursuant to the L-1 Visa Reform Act which became effective in June 2005, there are a number of restrictions and requirements that must be met in order for us to obtain L-1 visas for our personnel. Under one provision of the L-1 Visa Reform Act, all L-1 applicants, including those brought to the United States under a Blanket L Program, must have worked abroad with the related company for one full year in the prior three years. In addition, L-1B holders (intracompany transferees with specialized company knowledge) may not be primarily stationed at the work site of another employer if the L-1B visa holder will be controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

We do not place L-1B workers at third party sites where they are under the primary supervision of a different employer, nor do we place L-1B workers at third party sites in an arrangement to provide labor for the third party without providing a service involving our specialized knowledge. Since implementation of the L-1

Visa Reform Act, we consistently have established this fact to CIS’s satisfaction. However, if CIS and/or the United States Department of State, through its visa-issuing consular posts abroad, decide to interpret these provisions in a very restrictive fashion, this could impair our ability to staff our projects in the United States with resources from our entities abroad. In addition, CIS has not yet issued regulations governing these statutory provisions. If such regulations are restrictive in nature, our ability to staff our projects in the United States with resources from our entities abroad will be impaired.

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

In addition to immigration restrictions in the United States, there are certain restrictions on transferring employees to work in the United Kingdom, where we have experienced significant growth. The United Kingdom currently requires that all employees who are not nationals of European Union countries (plus nationals of Bulgaria and Romania) or EEA nationals, obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. European nations such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but employees need to register to work within 30 days of arrival. On November 27, 2008, the United Kingdom introduced a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom can accumulate a certain number of points based on certain attributes. Where the employee has not worked for a Cognizant group company outside the United Kingdom for at least 6 months, we will need to carry out a resident labor market test to confirm that the intended role cannot be filled by an EEA national. We are currently an A-rated sponsor and were allocated certificates of sponsorship which we believe are sufficient to meet our current and expected demand for transfers to the United Kingdom. On November 23, 2010, the United Kingdom announced new restrictions to control annual net migration, but allowed for temporary intra-company transfers of employees from outside the European Economic Area for up to five years as long as the employees meet certain compensation requirements.

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

Approximately 78.0% of our revenues during the year ended December 31, 2010 were derived from customers located in North America. In the same period, approximately 18.6% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States and Europe. In addition, during the year ended December 31, 2010, we earned approximately 42.4% of our revenues from the financial services industry, which includes insurance. A deterioration in the financial services industry and significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

We face intense competition from other service providers.

The intensely competitive information technology, consulting and business process outsourcing professional services markets include a large number of participants and are subject to rapid change. These markets include participants from a variety of market segments, including:

•	systems integration firms;

•	contract programming companies;

•	application software companies;

•	internet solutions providers;

•	large or traditional consulting companies;

•	professional services groups of computer equipment companies; and

•	infrastructure management and outsourcing companies.

These markets also include numerous smaller local competitors in the various geographic markets in which we operate which may be able to provide services and solutions at lower costs or on terms more attractive to clients than we can. Our direct competitors include, among others, Accenture, Capgemini, Computer Sciences Corporation, HCL Technologies, HP Enterprise (formerly Electronic Data Systems), IBM Global Services, Infosys Technologies, Perot Systems (acquired by Dell Inc.), Tata Consultancy Services and Wipro. Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition and, therefore, may be better able to compete for new work and skilled professionals. There is a risk that increased competition could put downward pressure on the prices we can charge for our services and on our operating margins. Similarly, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. Even if our offerings address industry and client needs, our competitors may be more successful at selling their services. If we are unable to provide our clients with superior services and solutions at competitive prices or successfully market those services to current and prospective clients, our results of operations may suffer. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. We cannot be certain that we will be able to sustain our current levels of profitability or growth in the face of competitive pressures, including competition for skilled technology professionals and pricing pressure from competitors employing an on-site/offshore business model.

In addition, we may face competition from companies that increase in size or scope as the result of strategic mergers or acquisitions. These transactions may include consolidation activity among hardware manufacturers, software companies and vendors, and service providers. The result of any such vertical integration may be greater integration of products and services that were once offered separately by independent vendors. Our access to such products and services may be reduced as a result of such an industry trend, which could adversely affect our competitive position.

We may not be able to sustain our current level of profitability.

For the year ended December 31, 2010, we reported an operating margin of 18.8%. Our operating margin may decline if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

The information technology, consulting and business process outsourcing professional services markets are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the markets in which we provide services. We cannot be sure that we will be successful in developing new services addressing evolving technologies in a timely or cost-effective manner or, if these services are developed, that we will be successful in the marketplace. In addition, we cannot be sure that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address the demands of the rapidly evolving technological environment could have a material adverse effect on our business, results of operations and financial condition.

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

We have been expanding the nature and scope of our engagements and have added new service offerings, such as IT consulting, business and knowledge process outsourcing, systems integration and outsourcing of entire portions of IT infrastructure. The success of these service offerings is dependent, in part, upon continued demand for such services by our existing, new and prospective clients and our ability to meet this demand in a cost-competitive and effective manner. In addition, our ability to effectively offer a wider breadth of end-to-end business solutions depends on our ability to attract existing or new clients to these service offerings. To obtain engagements for such end-to-end solutions, we also are more likely to compete with large, well-established international consulting firms, resulting in increased competition and marketing costs. Accordingly, we cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract existing and new clients to these service offerings.

The increased breadth of our service offerings may result in larger and more complex projects with our clients. This will require us to establish closer relationships with our clients and a thorough understanding of their operations. Our ability to establish such relationships will depend on a number of factors, including the proficiency of our professionals and our management personnel. Our failure to understand our client requirements or our failure to deliver services that meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages.

Larger projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements, and inaccuracies in such resource planning and allocation may have a negative impact on our profitability.

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

Our top five customers generated approximately 17.9% of our revenues for the year ended December 31, 2010. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our business depends, in part, upon continued growth in the use of technology in business by our clients and prospective clients as well as their customers and suppliers. In challenging economic environments, our clients may reduce or defer their spending on new technologies in order to focus on other priorities. At the same time, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of technology usage in business, or our clients’ spending on technology in business, declines, or if we cannot convince our clients or potential clients to embrace new technological solutions, our results of operations could be adversely affected.

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

We are investing substantial cash in new facilities and physical infrastructure, and our profitability could be reduced if our business does not grow proportionately.

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

Competition for highly-skilled technical personnel is intense and the success of our business depends on our ability to attract and retain highly-skilled professionals.

Our future success will depend to a significant extent on our ability to attract, train and retain highly-skilled professionals so as to keep our supply of skills and resources in balance with client demand. In particular, we must attract, train and retain appropriate numbers of talented people, including project managers, IT engineers and other senior technical personnel, with diverse skills in order to serve client needs and grow our business. We are particularly dependent on retaining our senior executives and other experienced managers with the skill sets required by our business, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. Similarly, the profitability of our business model depends on our ability to effectively utilize personnel with the right mix of skills and experience to support our projects. The processes and costs associated with recruiting, training and retaining employees place significant demands on our resources.

We believe there is a shortage of, and significant competition for, professionals with the advanced technological skills necessary to perform the services we offer. We have subcontracted to a limited extent in the past, and may do so in the future, with other service providers in order to meet our obligations to our customers. Our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain technical personnel with the skills that keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. Further, we must train and manage our growing work force, requiring an increase in the level of responsibility for both existing and new management personnel. We cannot guarantee that the management skills and systems currently in place will be adequate or that we will be able to train and assimilate new employees successfully. Our profits and ability to compete for and manage client engagements could be adversely affected if we cannot manage employee hiring and attrition to achieve a stable and efficient workforce structure.

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

We have entered into non-competition agreements with our executive officers. We cannot be certain, however, that the restrictions in these agreements prohibiting such executive officers from engaging in competitive activities are enforceable. Further, substantially all of our professional non-executive staff are not covered by agreements that would prohibit them from working for our competitors. If any of our key professional personnel leaves our employment and joins one of our competitors, our business could be adversely affected.

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

Our Indian subsidiaries are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park, or STP, with respect to export profits for each STP. Substantially all of the earnings of our Indian subsidiaries are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. Under current Indian tax law, export profits after March 31, 2011 from our existing STPs will be fully taxable at the Indian statutory rate (which is currently 33.22%) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2011, our effective income tax rate will increase significantly beginning in calendar year 2011.

If our pricing structures are based on inaccurate expectations and assumptions regarding the cost and complexity of performing our work, then our contracts could be unprofitable.

We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. We predominantly contract to provide services either on a time-and-materials or on a fixed-price basis. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. Our pricing, cost and profit margin estimates for the work that we perform frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the contract. There is a risk that we will underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 31.5% of our revenues for the year ended December 31, 2010. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

The cost of providing our services, including the utilization rate of our professionals, affects our profitability. If we are not able to maintain an appropriate utilization rate for our professionals, our profit margin and our profitability may suffer. Our utilization rates are affected by a number of factors, including:

•	our ability to efficiently transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to accurately forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

•	our ability to effectively manage attrition; and

•	our need to devote time and resources to training, professional development and other non-chargeable activities.

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

In addition, the increasing size and scope of our operations increase the possibility that an employee will engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train our people and maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

As part of our growth strategy, we plan to continue expanding our operations in Europe, Asia, Middle East, and Latin America. We may not be able to compete effectively in these markets and the cost of entering these markets may be substantially greater than we expect. If we fail to compete effectively in the new markets we enter, or if the cost of entering those markets is substantially greater than we expect, our business, results of operations and financial condition could be adversely affected. In addition, if we cannot compete effectively, we may be required to reconsider our strategy to invest in our international expansion plans and change our intent on the repatriation of our earnings.

Our operating results may experience significant quarterly fluctuations.

We, historically, have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

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

A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular period. As a result, unanticipated variations in the number and timing of our projects or in employee wage levels and utilization rates may cause significant variations in our operating results in any particular period, and could result in losses. Any significant shortfall of revenues in relation to our expectations, any material reduction in utilization rates for our professional staff or variance in the on-site/offshore staffing mix, an unanticipated termination of a major project, a customer’s decision not to pursue a new project or proceed to succeeding stages of a current project or the completion of several major customer projects during a quarter could require us to pay underutilized employees and could therefore have a material adverse effect on our business, results of operations and financial condition.

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

Our business could be negatively affected if we incur legal liability, including with respect to our indemnification obligations, in connection with providing our solutions and services.

If we fail to meet our contractual obligations or otherwise breach obligations to our clients, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. In addition, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us to become standard in the marketplace. If we cannot or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope and/or amount of our potential liability. If we cannot, or do not, meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the terms of our agreements, we might face significant legal liability and our business could be adversely affected.

In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims related to such matters as our breach of certain representations or covenants, or out of our intellectual property infringement, our gross negligence or willful misconduct or certain other claims made against certain parties. Payments by us under any of these arrangements are generally conditioned on the client making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, we have not made payments under these indemnification agreements so they have not had any impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have material impact on our operating results, financial position, and cash flows.

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

Our future success will depend, in part, on our ability to protect our proprietary methodologies and other intellectual property. We presently hold no patents or registered copyrights, and rely upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect our intellectual property rights. Existing laws of some countries in which we provide services or solutions, such as China, might offer only limited protection of our intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. We believe that laws, rules, regulations and treaties in effect in the United States, India and other countries in which we operate are adequate to protect us from misappropriation or unauthorized use of our copyrights and other intellectual property. However, there can be no assurance that these laws will not change and, in particular, that the laws of India or the United States will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States or from the United States to India. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of any of our intellectual property, or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. Enforcing our rights might also require considerable time, money and oversight. Unauthorized use of our intellectual property may result in development of technology, products or services that compete with our products and services and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. If we are unable to protect our intellectual property, our business may be adversely affected.

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

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of others, and we could have infringement claims asserted against us or against our clients. These claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In a number of our contracts, we have agreed to indemnify our clients for any expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. If the latter, we might not be able to enter into these royalty or licensing arrangements on acceptable terms. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages. We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents for software products and processes. Any infringement claim or litigation against us could have a material adverse effect on our business, results of operations and financial condition.

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

We expect to continue our program of pursuing strategic acquisitions and joint ventures designed to enhance our capabilities, enable us to expand our geographic presence, especially in the European market, enter new technology areas and/or expand our capacity. We cannot be sure that we will successfully identify suitable acquisition candidates, consummate any acquisition or joint venture, integrate any acquired business or joint venture into our operations or achieve desired financial and operating results. Further, acquisitions and joint ventures involve a number of special risks, including diversion of management’s attention and failure to retain key personnel. We might need to dedicate additional management and other resources to complete the transactions. Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. Also, we may finance any future acquisitions with cash, debt financing, the issuance of equity securities or a combination of the foregoing. We cannot assure you that we will be able to arrange adequate financing on acceptable terms. In addition, acquisitions financed with the issuance of our equity securities could be dilutive.

Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. While we generally require the selling party to indemnify us for any and all damages associated with such liabilities, if for any reason the seller does not perform their indemnification obligation, we may be held responsible for such liabilities and have no recourse for resulting damages. In addition, as part of an acquisition, we may assume responsibilities and obligations of the acquired business pursuant to the terms and conditions of services agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. Although we attempt to structure acquisitions in such a manner as to minimize the liability that could arise from such contractual commitments, we cannot assure you that any of our efforts to minimize the liability will be effective in all instances or will otherwise protect us from liability for damages under such agreements. The discovery of any material liabilities associated with our acquisitions for which we are unable to receive indemnification could harm our operating results.

System failure or disruptions in communications could disrupt our business and result in lost customers and curtailed operations which would reduce our revenue and profitability.

To deliver our services to our customers, we must maintain a high speed network of satellite, fiber optic and land lines and active voice and data communications twenty-four hours a day between our main operating offices in Chennai, our other development and delivery centers and the offices of our customers worldwide. Although we maintain redundancy facilities and satellite communications links, any systems failure or a significant lapse in our ability to transmit voice and data through satellite and telephone communications could result in lost customers and curtailed operations which would reduce our revenue and profitability.

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

Our services are marketed to clients and prospective clients based on a number of factors. Since many of our specific client engagements involve unique services and solutions, our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. We believe the Cognizant brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients, competitors, vendors, adversaries in legal proceedings, government regulators, as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Cognizant brand name and could reduce investor confidence in us, adversely affecting our share price.

Provisions in our charter, by-laws and stockholders’ rights plan and provisions under Delaware law may discourage unsolicited takeover proposals.

Provisions in our charter and by-laws, each as amended, our stockholders’ rights plan and Delaware General Corporate Law, or DGCL, may have the effect of deterring unsolicited takeover proposals or delaying or preventing changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these documents and provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares of preferred stock. Our charter provides for a classified board of directors, which will prevent a change of control of our board of directors at a single meeting of stockholders. The prohibition of our stockholders’ ability to act by written consent and to call a special meeting will delay stockholder actions until annual meetings or until a special meeting is called by our chairman or chief executive officer or our board of directors. The supermajority-voting requirement for specified amendments to our charter and by-laws allows a minority of our stockholders to block those amendments. The DGCL also contains provisions preventing stockholders from engaging in business combinations with us, subject to certain exceptions. These provisions could also discourage bids for our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.

New and changing corporate governance and public disclosure requirements add uncertainty to our compliance policies and increases our costs of compliance.

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

Our stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price should reflect future growth and profitability expectations and, if we fail to meet these expectations, our stock price may significantly decline.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

To support our planned growth, we are continually expanding our development and delivery center capacity through the construction of new facilities, supplemented by additional leasing of non-owned facilities. Below is a summary of development and delivery facilities in India, China and the Philippines and our executive office in Teaneck, New Jersey as of December 31, 2010.

Location	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage
Development and Delivery Facilities:
India:
Chennai	11	1,634,274	2,956,220	4,590,494
Pune	6	1,116,635	343,703	1,460,338
Bangalore	4	880,463	225,000	1,105,463
Kolkata	5	413,703	827,727	1,241,430
Hyderabad	6	1,230,115	—	1,230,115
Coimbatore	3	173,641	725,611	899,252
Mumbai	2	172,745	—	172,745
Gurgaon	3	77,726	—	77,726
Cochin	1	110,700	—	110,700
Shanghai, China	3	100,500	—	100,500
Manila, the Philippines	2	49,625	—	49,625

Total	46	5,960,127	5,078,261	11,038,388

Executive Office:
Teaneck	1	86,033	—	86,033

We operate out of our Teaneck, New Jersey headquarters and our regional and international offices. We have business development offices located in metropolitan areas including in North and South America: Atlanta (GA), Boston (MA), Bridgewater (NJ), Buenos Aires, Chicago (IL), Dallas (TX), Los Angeles (CA), Minneapolis (MN), Phoenix (AZ), San Francisco (CA), Seattle (WA), and Toronto; in Europe: Amsterdam, Brussels, Copenhagen, Frankfurt, Geneva, Helsinki, London, Madrid, Paris, Stockholm, and Zurich; in the Middle East: Dubai; and in the Asia Pacific region: Bangkok, Chennai, Cyberjaya, Hong Kong, Kuala Lumpur, Manila, Melbourne, Shanghai, Sydney, Singapore, and Tokyo.

In addition, we operate development and delivery facilities, in North and South America: Bentonville (AR), Boston (MA), Bridgewater (NJ), Buenos Aires, Chicago (IL), Detroit (MI), Guadalajara, Phoenix (AZ), Sao Paulo and Toronto; in Europe: Amsterdam, Budapest and London; and in India and the Asia Pacific area: Bangalore, Chennai, Cochin, Coimbatore, Gurgaon, Hyderabad, Kolkata, Manila, Mumbai, Pune, and Shanghai. We also have several training facilities strategically located near or within our main offices and development and delivery centers. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item 3.	Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated financial position.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock trades on the NASDAQ Global Select Market (NASDAQ) under the symbol “CTSH”.

The following table shows the per share range of high and low sale prices for shares of our Class A common stock, as listed for quotation on the NASDAQ, and the quarterly cash dividends paid per share for the quarterly periods indicated.

Quarter Ended	High	Low	Cash Dividend Per Share
March 31, 2009	$22.18	$17.26	$0.00
June 30, 2009	$27.90	$20.35	$0.00
September 30, 2009	$39.40	$25.01	$0.00
December 31, 2009	$46.61	$36.69	$0.00
March 31, 2010	$52.68	$42.08	$0.00
June 30, 2010	$54.81	$45.85	$0.00
September 30, 2010	$65.75	$48.98	$0.00
December 31, 2010	$74.79	$61.26	$0.00

As of December 31, 2010, the approximate number of holders of record of our Class A common stock was 209 and the approximate number of beneficial holders of our Class A common stock was 55,000.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of our business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to the shares of our Class A common stock that may be issued under our existing equity compensation plans. We previously had four equity compensation plans, each of which was approved by our stockholders: (1) Amended and Restated 1999 Incentive Compensation Plan, which we refer to as the 1999 Incentive Plan; (2) Amended and Restated Non-Employee Directors’ Stock Option Plan, which we refer to as the Director Plan; (3) the Amended and Restated Key Employees’ Stock Option Plan; and (4) Amended and Restated 2004 Employee Stock Purchase Plan, which we refer to as the 2004 Employee Stock Purchase Plan. The 1999 Incentive Plan, the Director Plan and the Key Employees’ Stock Option Plan were succeeded by the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan, which we refer to as the 2009 Incentive Plan, which was approved by our stockholders. Awards granted under the previous plans are still valid, however no additional awards may be granted from these previous plans. For additional information on our equity compensation plans, please see Note 12 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Vesting of Awards or Exercise of Outstanding Stock Options		Weighted Average Exercise Price of Awards or Outstanding Stock Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders—stock options(1)	12,867,658	(2)	$21.23	24,109,992	(3)
Equity compensation plans that have been approved by security holders—performance stock units(4)	1,104,987		N/A	—
Equity compensation plans that have been approved by security holders—restricted stock units(5)	1,394,027		N/A	—
Equity compensation plans not approved by security holders	—			—

Total	15,366,672			24,109,992

(1)	Consists of the 1999 Incentive Plan, the Director Plan, the Key Employees’ Stock Option Plan, the 2004 Employee Stock Purchase Plan and the 2009 Incentive Plan.
(2)	Excludes purchase rights outstanding under the 2004 Employee Stock Purchase Plan. Under such plan, employees may purchase whole shares of stock at price per share equal to 90% of the lower of the fair market value per share on the first day of the purchase period or the fair market value per share on the last day of the purchase period.
(3)	Includes 20,482,127 shares of Class A common stock available for future issuance under the 2009 Incentive Plan and 3,627,865 shares of Class A common stock available for future issuance under the 2004 Employee Stock Purchase Plan.
(4)	Consists of 439,712 shares and 665,275 shares that are issuable to holders of performance stock units granted pursuant to the 1999 Incentive Plan and the 2009 Incentive Plan, respectively, upon the achievement of certain performance and vesting criteria.
(5)	Consists of 280,722 shares and 1,113,305 shares that are issuable to holders of restricted stock units granted pursuant to the 1999 Incentive Plan and the 2009 Incentive Plan, respectively.

Issuer Purchases of Equity Securities

In December 2010, our Board of Directors authorized up to $150.0 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock. The $150.0 million authorization excluded fees and expenses and expires in December 2011. The program authorizes management to repurchase shares in the open market or in private transactions from time to time, depending on market conditions.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
October 2010	—	$—	—	$—
November 2010	—	$—	—	$—
December 2010	600,000	$69.76	600,000	$108,144

Total	600,000	$69.76	600,000

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the NASDAQ-100 Index, S&P 500 Index and a Peer Group Index (capitalization weighted) for the period beginning January 1, 2006 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)

Among Cognizant, the NASDAQ-100 Index, the S&P 500 Index

And a Peer Group Index(3) (Capitalization Weighted)

Company / Index	Base Period 12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
COGNIZANT TECHNOLOGY SOLUTIONS CORP	100	153.49	135.03	71.85	180.35	291.59
S&P 500 INDEX	100	115.79	122.16	76.96	97.33	111.99
NASDAQ-100	100	106.79	126.73	73.65	113.08	134.81
PEER GROUP	100	130.09	121.62	77.17	143.40	173.00

(1)	Graph assumes $100 invested on January 1, 2006 in our Class A common stock, the NASDAQ-100 Index, the S&P 500 Index, and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)	We have constructed a Peer Group Index of other information technology consulting firms consisting of Accenture Ltd., Computer Sciences Corporation, Computer Task Group, Inc., Exlservice Holdings Inc, Genpact Ltd Inc., iGate Corp., Infosys Technologies Ltd., Sapient Corp., Satyam Computer Services Ltd., Syntel, Inc., Wipro Ltd. and WNS Holdings LTD.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2008, 2007 and 2006 and for each of the years ended December 31, 2007 and 2006 are derived from our audited consolidated financial statements not included elsewhere herein. Our selected consolidated financial information for 2010, 2009 and 2008 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$4,592,389	$3,278,663	$2,816,304	$2,135,577	$1,424,267
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,654,569	1,849,443	1,572,816	1,206,035	787,923
Selling, general and administrative expenses	972,093	721,359	652,021	494,102	343,238
Depreciation and amortization expense	103,875	89,371	74,797	53,918	34,163

Income from operations	861,852	618,490	516,670	381,522	258,943

Other income (expense), net:
Interest income	25,793	15,895	22,188	29,560	17,615
Other, net	(9,065)	2,566	(23,648)	3,274	1,253

Total other income (expense), net	16,728	18,461	(1,460)	32,834	18,868

Income before provision for income taxes	878,580	636,951	515,210	414,356	277,811
Provision for income taxes	145,040	101,988	84,365	64,223	45,016

Net income	$733,540	$534,963	$430,845	$350,133	$232,795

Basic earnings per share	$2.44	$1.82	$1.49	$1.22	$0.83

Diluted earnings per share	$2.37	$1.78	$1.44	$1.15	$0.77

Cash dividends declared per common share	$—	$—	$—	$—	$—

Weighted average number of common shares outstanding—Basic	300,781	293,304	290,121	288,155	281,715

Weighted average number of common shares outstanding—Diluted	309,137	301,115	298,940	303,593	301,124

Cash and cash equivalents and short-term investments	$2,226,388	$1,399,332	$762,579	$670,425	$648,159
Long-term investments	—	151,131	161,693	—	—
Long-term obligations:
Deferred income tax liabilities, net	4,946	—	7,294	15,145	—
Other noncurrent liabilities	62,971	38,455	14,111	14,267	2,979
Working capital	2,587,508	1,660,960	1,080,542	901,495	790,888
Total assets	4,583,074	3,338,240	2,374,560	1,838,306	1,325,981
Stockholders’ equity	3,584,431	2,653,177	1,965,578	1,468,210	1,073,499

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

In 2010, our revenues increased to $4,592.4 million compared to $3,278.7 million in 2009. Net income increased to $733.5 million or $2.37 per diluted share, including stock-based compensation expense, net of tax, equal to $0.14 per diluted share during 2010. This is compared to net income of $535.0 million, or $1.78 per diluted share, including stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense, net of tax, of $0.12 per diluted share during 2009. The key drivers of our revenue growth in 2010 were as follows:

•	strong performance across all business segments with revenue growth ranging from 36.8% for Healthcare to 50.4% for Manufacturing, Retail and Logisitics as compared to 2009;

•	continued penetration of the European market, particularly in the UK where we experienced revenue growth of 58.2% as compared to 2009;

•	increased customer spending on post-acquisition integration engagements and discretionary development projects;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing, or BPO, and business intelligence. We finished the year with approximately 712 active clients compared to approximately 589 as of December 31, 2009 and increased the number of strategic clients by 22 during the year bringing the total number of our strategic clients to 166. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for 17.9% and 30.3%, respectively, of our total revenues in 2010 as compared to 17.4% and 29.4%, respectively, for the year ended December 31, 2009. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Our revenue from European customers increased by 41.0% to approximately $855.6 million in 2010 compared to approximately $606.8 million in 2009. Revenue from Europe, excluding the UK, increased by approximately $43.0 million from approximately $253.3 million in 2009 to approximately $296.3 million in 2010 and revenue from the UK increased by approximately $205.8 million from approximately $353.5 million in 2009 to approximately $559.3 million in 2010. We believe that Europe will continue to be an area of significant investment for us as we see this region as well as the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that India’s IT software and services and business process outsourcing sectors are expected to exceed $76 billion at the end of NASSCOM’s fiscal year 2011. This is an expected growth rate of approximately 19% over the prior fiscal year. According to the latest NASSCOM “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities and are expected to result in export revenues of $175 billion by 2020.

In 2010, our operating margin decreased slightly to 18.8% compared to 18.9% in 2009. Excluding stock-based compensation expense of approximately $57.0 million, operating margin in 2010 was 20.0%. This was in line with our historic targeted operating margin range, excluding stock-based compensation costs and applicable stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues. Operating margin was affected by the appreciation of the Indian rupee versus the U.S. dollar, an increase in compensation costs, including incentive-based compensation costs, and investments to grow our business, partially offset by expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and any related stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; strengthening our business analytic capabilities; strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; and recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2011, we expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the year with total headcount of approximately 104,000, which is an increase of approximately 25,600 over the prior year. The increase in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, is the primary driver of the increase in our operating expenses in 2010. Annualized turnover, including both voluntary and involuntary, was approximately 18.5% for 2010. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies.

Our current India real estate development program includes planned construction of an additional 8.0 million square feet of new space. The expanded program includes the expenditure of approximately $500.0 million between 2011 and the end of 2014 on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art IT development and delivery centers in regions primarily designated as Special Economic Zones, or SEZs, located in India. During 2011, we expect to spend approximately $285 million globally for capital expenditures.

At December 31, 2010, we had cash and cash equivalents and short-term investments of $2,226.4 million and working capital of $2,587.5 million. Accordingly, we do not anticipate any near-term liquidity issues. During 2010 and 2009, we repurchased $41.9 million and $12.4 million, respectively, of our Class A common stock under various stock repurchase programs. Stock repurchases under these programs were funded from working capital.

While several measures have indicated that the economy may be improving, the global economic environment remains fragile. During 2011, we expect the following factors to affect our business and our operating results:

•	Stabilization of global economic conditions and the financial services sector;

•	Normalization of customer IT budgets, which may result in spending by customers on discretionary projects, specifically application development projects;

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO;

•	Secular changes driven by evolving technologies and regulatory changes;

•	Foreign currency volatility; and

•	Increase in our effective income tax rate as a result of the expiration of tax holiday benefits related to our STP facilities in India.

In response to this fragile macroeconomic environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to provide innovative solutions resulting in our garnering an increased portion of our customers’ overall IT spend;

•	Continue our focus on growing our business in Europe, the Middle East and the Asia Pacific region, where we believe there are opportunities to gain market share;

•	Continue to increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that can improve our overall service delivery capabilities;

•	Continue operating focus and discipline to appropriately manage our cost structure; and

•	Continue to locate most of our new development center facilities in SEZs to take advantage of SEZ tax incentives.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our accompanying consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of short and long-term investments, goodwill and other long-lived assets, assumptions used in valuing stock-based compensation awards and derivative financial investments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying consolidated financial statements. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements.

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts, which are predominantly fixed-price contracts, are recognized as the services are performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews total expected labor costs on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our consolidated statement of operations. Contract losses for the periods presented were immaterial.

Stock-Based Compensation. Utilizing the fair value recognition provisions prescribed by the authoritative guidance, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock and the number of stock-based awards that are expected to be forfeited. In addition, for performance stock units, we are required to estimate the most probable outcome of the performance conditions in order to determine the amount of stock compensation costs to be recorded over the vesting period. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Our Indian subsidiaries, which are referred to collectively herein as Cognizant India, are export-oriented companies which, under the Indian Income Tax Act of 1961, are entitled to claim tax holidays for a period of ten consecutive years for each Software Technology Park, or STP, with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. In addition, we have constructed our newer development facilities in SEZs, which are entitled to certain income tax incentives for periods up to 15 years. We expect to continue to locate most of our new development centers in these areas.

The tax holidays for STPs are currently scheduled to expire on March 31, 2011. Thereafter, export profits from our existing STPs will be fully taxable at the Indian statutory rate (33.22% as of December 31, 2010) in effect at such time. If the tax holidays relating to our Indian STPs are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 2011, our effective income tax rate will increase significantly beginning in calendar year 2011.

Derivative Financial Instruments. Derivative financial instruments are accounted for in accordance with the authoritative guidance which requires that each derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Our derivative financial instruments consist of foreign exchange forward contracts. We estimate the fair value of each foreign exchange forward contract by using a present value of expected cash flows model. This model utilizes various assumptions, including, but not limited to timing and amounts of cash flows, discount rates, and credit risk factors. The use of different assumptions could have a positive or negative effect on our results of operations and financial condition.

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

We utilize various inputs to determine the fair value of our investment portfolio. To the extent they exist, unadjusted quoted market prices for identical assets in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices or liquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to timing and amounts of cash flows, discount rates, rate of return, and adjustments for nonperformance and liquidity. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on our results of operations and financial condition. See Note 10 for additional information related to our security valuation methodologies.

We periodically evaluate if unrealized losses, as determined based on the security valuation methodologies discussed above, on individual securities classified as available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is generally recorded to earnings and a new cost basis in the investment is established.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment. As of December 31, 2010, our goodwill balance was $224.0 million.

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

Risks. The majority of our development and delivery centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, limitations on immigration programs, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, and potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management to ensure the adequacy and effectiveness of our internal control over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Part I, Item 1A. “Risk Factors.”

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed for the three years ended December 31, 2010:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues	2008	% of Revenues	Increase (Decrease)
							2010	2009
Revenues	$4,592,389	100.0%	$3,278,663	100.0%	$2,816,304	100.0%	$1,313,726	$462,359
Cost of revenues(1)	2,654,569	57.8	1,849,443	56.4	1,572,816	55.8	805,126	276,627
Selling, general and administrative(2)	972,093	21.2	721,359	22.0	652,021	23.2	250,734	69,338
Depreciation and amortization	103,875	2.3	89,371	2.7	74,797	2.7	14,504	14,574

Income from operations	861,852	18.8	618,490	18.9	516,670	18.3	243,362	101,820
Other income (expense), net	16,728		18,461		(1,460)		(1,733)	19,921
Provision for income taxes	145,040		101,988		84,365		43,052	17,623

Net income	$733,540	16.0%	$534,963	16.3%	$430,845	15.3%	$198,577	$104,118

(1)	Includes stock-based compensation expense of $13,147, $14,889 and $18,715 for the years ended December 31, 2010, 2009 and 2008, respectively, and stock-based Indian fringe benefit tax expense of $187 and $2,731 for the years ended December 31, 2009 and 2008, respectively, and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $43,837, $29,927 and $25,185 for the years ended December 31, 2010, 2009 and 2008, respectively, and stock-based Indian fringe benefit tax expense of $758 and $5,418 for the years ended December 31, 2009 and 2008, respectively, and is exclusive of depreciation and amortization expense.

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

We seek to manage the company to a targeted operating margin, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation expense and applicable stock-based Indian fringe benefit tax, which was repealed during the third quarter of 2009, retroactive to April 1, 2009, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation expense, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations, excludes costs, namely, stock-based compensation that is recurring and applicable stock-based Indian fringe benefit tax. Stock-based compensation expense will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the years ended December 31:

(Dollars in thousands)

	2010	% of Revenues	2009	% of Revenues	2008	% of Revenues
Income from operations, as reported	$861,852	18.8%	$618,490	18.9%	$516,670	18.3%
Add: stock-based compensation expense	56,984	1.2	44,816	1.4	43,900	1.6
Add: stock-based Indian fringe benefit tax expense	—	—	945	—	8,149	0.3

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$918,836	20.0%	$664,251	20.3%	$568,719	20.2%

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. Revenue increased by 40.1%, or approximately $1,313.7 million, from approximately $3,278.7 million during 2009 to approximately $4,592.4 million in 2010. This increase was primarily attributed to greater acceptance of the global delivery model among an increasing number of industries, continued interest in using the global delivery model as a means to reduce overall IT costs, increased customer spending on post-acquisition integration engagements and discretionary development projects, and greater penetration in the European market. Revenue from customers existing as of December 31, 2009 increased by approximately $1,193.3 million and revenue from new customers added during 2010 was approximately $120.4 million or approximately 9.2% of the year over year revenue increase and 2.6% of total revenues for the year ended December 31, 2010. In addition, revenue from our North American and European customers increased in 2010 by $988.5 million and $248.8 million, respectively, as compared to 2009. We had approximately 712 active clients as of December 31, 2010 as compared to approximately 589 active clients as of December 31, 2009. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $537.8 million and $316.7 million, respectively, of the $1,313.7 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 52.1% and 30.4%, respectively, compared to 2009 and represented approximately 48.3% and 51.7%, respectively, of total revenues in 2010. No customer accounted for sales in excess of 10% of revenues during 2010 and 2009.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by approximately 43.5% or $805.2 million from $1,849.4 million during 2009 to $2,654.6 million in 2010. The increase was due primarily to an increase in compensation and benefits costs of approximately $671.2 million, resulting from the increase in the number of our technical personnel and incentive-based compensation, as well as the appreciation of the Indian rupee versus the U.S. dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by approximately 32.7% or $265.2 million, from $810.7 million during 2009, to $1,075.9 million during 2010, and decreased as a percentage of revenue from 24.7% in 2009 to 23.4% in 2010. The decrease as a percentage of revenue was due primarily to economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, partially offset by an increase in compensation and benefit costs, including incentive-based compensation and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Income from Operations. Income from operations increased approximately 39.3%, or $243.4 million, from approximately $618.5 million during 2009 to approximately $861.9 million during 2010, representing operating margins of 18.8% of revenues in 2010 and 18.9% of revenues in 2009. The operating margin was impacted by an increase in compensation and benefit costs, including incentive-based compensation costs, and investments to grow our business, partially offset by expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 157 basis points or 1.57 percentage points. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 27 basis points or 0.27 percentage points. Excluding stock-based compensation expense of $57.0 million and $44.8 million for 2010 and 2009 and stock-based Indian fringe benefit tax expense of $0.9 million in 2009, operating margins for the years ended December 31, 2010 and 2009 were 20.0% and 20.3%, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During 2010, settlement of certain cash flow hedges favorably impacted our operating margin by approximately 91 basis points or 0.91 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, for the periods indicated, Total other income (expense), net:

(Dollars in thousands)

	2010	2009	Increase/ (Decrease)
Foreign currency exchange gains	$11,220	$22,493	$(11,273)
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(21,088)	(20,821)	(267)

Net foreign currency exchange (losses) gains	(9,868)	1,672	(11,540)
Interest income	25,793	15,895	9,898
Other, net	803	894	(91)

Total other income (expense), net	$16,728	$18,461	$(1,733)

The foreign currency exchange gains of approximately $11.2 million were primarily attributed to intercompany transactions between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $21.1 million of losses on foreign exchange forward contracts were related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets and the realized losses related to the settlement of certain foreign exchange forward contracts in 2010. At December 31, 2010, the notional value of these undesignated hedges was $234.0 million. The $9.9 million increase in interest income was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $102.0 million in 2009 to approximately $145.0 million in 2010. The effective income tax rate increased from 16.0% in 2009 to 16.5% in 2010. The increase in our effective income tax rate was primarily attributed to discrete tax items in 2010, a higher U.S. state effective income tax rate in 2010, as well as an increase in our taxable income in India resulting from an increase in non-export profits that are taxable at the India statutory rate.

Net Income. Net income increased from approximately $535.0 million in 2009 to approximately $733.5 million in 2010, representing 16.3% and 16.0% of revenues, respectively. The decrease in net income as a percentage of revenues in 2010 is primarily attributed to an increase in net foreign currency exchange losses and a higher effective income tax rate.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue. Revenue increased by 16.4%, or approximately $462.4 million, from approximately $2,816.3 million during 2008 to approximately $3,278.7 million in 2009. This increase was primarily attributed to greater acceptance of the global delivery model among an increasing number of industries, continued interest in using the global delivery model as a means to reduce overall IT costs and greater penetration in the European market. Revenue from customers existing as of December 31, 2008 increased by approximately $375.9 million and revenue from new customers added during 2009 was approximately $86.5 million or approximately 18.7% of the year over year revenue increase and 2.6% of total revenues for the year ended December 31, 2009. In addition, revenue from our North American and European customers increased in 2009 by $365.9 million and $65.7 million, respectively, as compared to 2008. We had approximately 589 active clients as of December 31, 2009 as compared to approximately 565 active clients as of December 31, 2008. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $122.6 million and $172.2 million, respectively, of the $462.4 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 10.2% and 21.9%, respectively, compared to 2008 and represented approximately 44.4% and 55.6%, respectively, of total revenues in 2009.

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

Income from Operations. Income from operations increased approximately 19.7%, or $101.8 million, from approximately $516.7 million during 2008 to approximately $618.5 million during 2009, representing operating margins of approximately 18.9% of revenues in 2009 and 18.3% of revenues in 2008. The operating margin increase was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies as a result of revenue growth outpacing our headcount growth, partially offset by an increase in compensation and benefit costs, including incentive-based compensation costs, and investments to grow our business. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar favorably impacted our operating margin by approximately 255 basis points or 2.55 percentage points. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar would have had the effect of moving our operating margin by approximately 24 basis points or 0.24 percentage points. Excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense of $45.8 million in 2009 and $52.0 million in 2008, operating margins for the years ended December 31, 2009 and 2008 were 20.3% and 20.2%, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During 2009, these cash flow hedges favorably impacted our operating margin by approximately 27 basis points or 0.27 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, for the periods indicated, Total other income (expense), net:

(Dollars in thousands)

	2009	2008	Increase/ (Decrease)
Foreign currency exchange gains	$22,493	$(22,818)	$45,311
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(20,821)	—	(20,821)

Net foreign currency exchange (losses) gains	1,672	(22,818)	24,490
Interest income	15,895	22,188	(6,293)
Other, net	894	(830)	1,724

Total other income (expense), net	$18,461	$(1,460)	$19,921

In 2009, foreign currency exchange gains were approximately $22.5 million, which were primarily attributed to U.S. dollar denominated intercompany payables from our European subsidiaries to Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $20.8 million of losses on foreign exchange forward contracts were related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets. At December 31, 2009, the notional value of these undesignated hedges was $400.0 million. The $6.3 million decrease in interest income was due to lower average short-term interest rates during 2009 compared to 2008. The increase in other, net of $1.7 million primarily related to gains on redemptions of certain auction-rate securities offset by the net change in fair value of our auction-rate securities and the related UBS Right.

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

Net Income. Net income increased from approximately $430.8 million in 2008 to approximately $535.0 million in 2009, representing 15.3% and 16.3% of revenues, respectively. The increase in net income as a percentage of revenues in 2009 was primarily attributed to a higher operating margin and foreign currency exchange gains partially offset by lower interest income.

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

As of December 31, 2010, we had approximately 712 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2010, 2009 and 2008. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other segments for the years ended December 31, 2010, 2009 and 2008 are as follows:

				2010		2009
	2010	2009	2008	Increase	%	Increase	%
	(Dollars in thousands)
Revenues:
Financial Services	$1,944,450	$1,406,629	$1,284,013	$537,821	38.2%	$122,616	9.5%
Healthcare	1,177,113	860,427	688,224	316,686	36.8	172,203	25.0
Manufacturing/Retail/ Logistics	849,643	564,917	443,236	284,726	50.4	121,681	27.5
Other	621,183	446,690	400,831	174,493	39.1	45,859	11.4

Total revenues	$4,592,389	$3,278,663	$2,816,304	$1,313,726	40.1%	$462,359	16.4%

Segment Operating Profit:
Financial Services	$668,595	$503,689	$439,055	$164,906	32.7%	$64,634	14.7%
Healthcare	436,879	331,007	270,790	105,872	32.0	60,217	22.2
Manufacturing/Retail/ Logistics	283,676	184,636	136,609	99,040	53.6	48,027	35.2
Other	208,306	147,246	132,209	61,060	41.5	15,037	11.4

Total segment operating profit	$1,597,456	$1,166,578	$978,663	$430,878	36.9%	$187,915	19.2%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Financial Services Segment

Revenue. Revenue increased by 38.2%, or approximately $537.8 million, from approximately $1,406.6 million during 2009 to approximately $1,944.5 million in 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2009 and customers added during 2010 was approximately $508.1 million and approximately $29.7 million, respectively. Within the segment, revenue from our banking and insurance customers increased approximately $410.3 million and $127.5 million, respectively, over the prior year. Overall, the full year 2010 increase in the segment can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on post-acquisition integration engagements and discretionary development projects.

Segment Operating Profit. Segment operating profit increased by 32.7%, or approximately $164.9 million, from approximately $503.7 million during 2009 to approximately $668.6 million during 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation, and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Healthcare Segment

Revenue. Revenue increased by 36.8%, or approximately $316.7 million, from approximately $860.4 million during 2009 to approximately $1,177.1 million in 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2009 and customers added during 2010 was approximately $293.9 million and approximately $22.8 million, respectively. Within the segment, growth was strong among both our life sciences and healthcare customers, where revenue during 2010 increased by approximately $205.4 million and $111.3 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 32.0%, or approximately $105.9 million, from approximately $331.0 million during 2009 to approximately $436.9 million during 2010. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation, and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 50.4%, or approximately $284.7 million, from approximately $564.9 million during 2009 to approximately $849.6 million in 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2009 and customers added during 2010 was approximately $241.7 million and approximately $43.0 million, respectively. Within the segment, growth was strong among both our retail and hospitality and manufacturing and logistics customers, where revenue during 2010 increased by approximately $159.6 million and $125.1 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 53.6%, or approximately $99.1 million, from approximately $184.6 million during 2009 to approximately $283.7 million during 2010. The increase in segment operating profit was attributable primarily to increased revenues during the year and achieving operating efficiencies, including continued leverage of prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, an increase in compensation and benefit costs, including incentive-based compensation, and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Other Segment

Revenue. Revenue increased by 39.1%, or approximately $174.5 million, from approximately $446.7 million in 2009 to approximately $621.2 million in 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2009 and customers added during 2010 was approximately $149.6 million and approximately $24.9 million, respectively. Within the Other segment, growth was particularly strong among both our entertainment, media and information services customers and our telecommunication customers, where revenue during 2010 increased approximately $74.1 million and $56.6 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 41.5%, or approximately $61.1 million, from approximately $147.2 million in 2009 to approximately $208.3 million in 2010. The increase in segment operating profit was attributable primarily to increased revenues during the year and achieving operating efficiencies, including continual leverage of prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, an increase in compensation and benefit costs, including incentive-based compensation, and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Financial Services Segment

Revenue. Revenue increased by 9.5%, or approximately $122.6 million, from approximately $1,284.0 million during 2008 to approximately $1,406.6 million in 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2008 and customers added during 2009 was approximately $108.7 million and approximately $13.9 million, respectively. Within the segment, revenue from our insurance customers increased approximately $76.3 million over the prior year. Overall, the full year 2009 increase in the segment can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model. However, revenue from our financial services segment grew slower than the rest of the company primarily due to the crisis in the financial services sector during 2009.

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

Healthcare Segment

Revenue. Revenue increased by 25.0%, or approximately $172.2 million, from approximately $688.2 million during 2008 to approximately $860.4 million in 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2008 and customers added during 2009 was approximately $157.9 million and approximately $14.3 million, respectively. Within the segment, growth was particularly strong among both our life sciences and healthcare customers, where revenue during 2009 increased by approximately $93.1 million $79.1 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model.

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

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 27.5%, or approximately $121.7 million, from approximately $443.2 million during 2008 to approximately $564.9 million in 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2008 and customers added during 2009 was approximately $92.5 million and approximately $29.2 million, respectively. Within the segment, growth was particularly strong among our retail and hospitality customers, where revenue during 2009 increased by approximately $92.3 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model.

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

Other Segment

Revenue. Revenue increased by 11.4%, or approximately $45.9 million, from approximately $400.8 million in 2008 to approximately $446.7 million in 2009. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2008 and customers added during 2009 was approximately $16.8 million and approximately $29.1 million, respectively. Within the Other segment, growth was particularly strong among our entertainment media and information services customers, where revenue during 2009 increased approximately $41.2 million over the prior year. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model.

Segment Operating Profit. Segment operating profit increased 11.4%, or approximately $15.0 million, from approximately $132.2 million in 2008 to approximately $147.2 million in 2009. The increase in segment operating profit was attributable primarily to increased revenues during the year.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents and short-term investments of $2,226.4 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers; continued development of new service lines; possible acquisitions of related businesses; formation of joint ventures; stock repurchases; and general corporate purposes, including working capital. As of December 31, 2010, we had no third party debt and had working capital of approximately $2,587.5 million as compared to working capital of approximately $1,661.0 million as of December 31, 2009. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $764.7 million for the year ended December 31, 2010, $672.3 million for the year ended December 31, 2009 and $429.7 million for the year ended

December 31, 2008. The increase in 2010 as compared to the prior year is primarily attributed to the increase in our net income in 2010 and higher incentive based compensation accruals, which are paid subsequent to year end. This increase was offset by increases in certain accounts, including trade accounts receivable which, increased from approximately $517.5 million at December 31, 2008 to approximately $626.3 million at December 31, 2009 and to approximately $901.3 million at December 31, 2010. Unbilled accounts receivable increased from approximately $62.2 million at December 31, 2008 to approximately $83.0 at December 31, 2009 and to approximately $113.0 million at December 31, 2010. The increase in trade accounts receivable and unbilled receivables during 2010 was due primarily to increased revenues. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At December 31, 2010, our days sales outstanding, including unbilled receivables, was approximately 71 days as compared to 72 days as of December 31, 2009 and 71 days as of December 31, 2008.

Our investing activities used net cash of approximately $446.9 million for the year ended December 31, 2010, $394.8 million for the year ended December 31, 2009 and $55.0 million for the year ended December 31, 2008. The increase in net cash used in investing activities during 2010 primarily related to an increase in capital expenditures during the year partially offset by decreased payments for acquisitions and a decrease in net purchases of investments.

Our financing activities provided net cash of approximately $120.0 million for the year ended December 31, 2010, $76.9 million for the year ended December 31, 2009 and $44.0 million for the year ended December 31, 2008. The increase in 2010 related to additional proceeds and excess tax benefits from issuances under our stock-based compensation plans partially offset by additional repurchases of our common stock under our stock repurchase program.

As of December 31, 2010, our short-term investments totaled $685.4 million. In the second quarter of 2010, our auction-rate municipal debt securities were redeemed by the issuers or purchased by UBS reducing our outstanding balance to zero.

Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond a twelve month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate foreign earnings, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all. We expect our operating cash flow and cash and cash equivalents to be sufficient to meet our operating requirements for the next twelve months.

Commitments and Contingencies

As of December 31, 2010, we had outstanding fixed capital commitments of approximately $56.6 million related to our India development center expansion program, which included expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India. As of December 31, 2010, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$327,759	$83,364	$136,123	$70,564	$37,708
Fixed capital commitments(1)	56,587	56,587	—	—	—
Other purchase commitments(2)	46,427	23,213	23,214	—	—

Total	$430,773	$163,164	$159,337	$70,564	$37,708

(1)	Relates to our India development and delivery center expansion program.
(2)	Other purchase commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

As of December 31, 2010, we had $23.0 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 78.0% of our revenues for the year ended December 31, 2010 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 33.2% of our global operating costs for the year ended December 31, 2010, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2010 and 2009, we reported foreign currency exchange gains, exclusive of hedging gains or losses, of approximately $11.2 million and $22.5 million, respectively, which were primarily attributed to the remeasurement of intercompany balances between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. During 2010 and 2009, we reported income of $41.6 million and $8.9 million, respectively, on contracts that settled during each year. As of December 31, 2010, we have outstanding contracts with a notional value of $780.0 million and weighted average forward rate of 48.01 rupees to the U.S. dollar scheduled to mature in 2011, outstanding contracts with a notional value of $780.0 million and weighted average forward rate of 48.10 rupees to the U.S. dollar scheduled to mature in 2012, and outstanding contracts with a notional value of $600.0 million and a weighted average forward rate of 50.07 rupees to the U.S. dollar scheduled to mature in 2013.

We also use foreign currency forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. During 2009, we entered into a series of foreign exchange forward contracts, scheduled to mature in 2010, to buy U.S. dollars and sell Indian rupees during 2010. During 2010, we entered into additional foreign exchange forward contracts scheduled to mature in 2011. At December 31, 2010 and 2009, the notional value of the outstanding contracts was $234.0 million and $400 million, respectively, and the related fair values were a liability of $7.3 million and $20.8 million, respectively. During 2010 and 2009, inclusive of losses of $21.1 million and $20.8 million, respectively, on these undesignated balance sheet hedges, we reported net foreign currency exchange (losses) and gains of approximately ($9.9) million and $1.7 million, respectively.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2010, 2009 and 2008 that would have affected our liquidity or the availability of or requirements for capital resources.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered has caused wages to increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. Historically, we have experienced increases in compensation and benefit costs, including incentive-based compensation, in India; however, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies. There can be no assurance that we will be able to offset such cost increases in the future.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are required to be effective by no later than the first quarter of 2011 and early adoption is permitted. We adopted both of these standards effective January 1, 2010. Our adoption of these standards did not have a material effect on our financial condition or consolidated results of operations.

In January 2010, the FASB issued new guidance requiring supplemental fair value disclosures and providing several clarifications regarding existing disclosure requirements. Specifically, the new guidance requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, the new standard requires a gross presentation of the Level 3 rollforward, stating separately information about purchases, sales, issuances, and settlements. The new guidance also provides clarification regarding the appropriate level of disaggregation of assets and liabilities for the purpose of fair value disclosures as well as the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. We adopted the new guidance effective January 1, 2010 and have presented the required information in Note 10 in our consolidated financial statements included herein.

In December 2010, the FASB issued a new accounting standard requiring that Step 2 of the goodwill impairment test be performed for reporting units whose carrying value is zero or negative. This guidance will be effective January 1, 2011. Our adoption of this standard will not have a material effect on our financial condition or consolidated results of operations.

In December 2010, the FASB issued new guidance clarifying some of the disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosure required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. This guidance will be effective January 1, 2011. Our adoption of this standard will not have a material effect on our financial condition or consolidated results of operations. However, it may result in additional disclosures in the event that we enter into a business combination that is material either on an individual or aggregate basis.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2010 and December 31, 2009, the notional value of these contracts was $2,160.0 million and $810.0 million, respectively. The outstanding contracts as of December 31, 2010 are scheduled to mature each month during 2011, 2012, and 2013. At December 31, 2010 and December 31, 2009, the net unrealized gain on our outstanding foreign exchange forward contracts was $32.3 million and $19.0 million, respectively. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2010, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $205.3 million.

We also use foreign exchange forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. We entered into a series of foreign exchange forward contracts, scheduled to mature in 2011, to buy U.S. dollars and sell Indian rupees. At December 31, 2010, the notional value of the outstanding contracts was $234.0 million and the related fair value was a liability of $7.3 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2010, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $23.8 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2010, 2009 and 2008 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of December 31, 2010, we had approximately $2,226.4 million of cash and cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade, rated A or better with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of December 31, 2010, our short-term investments totaled $685.4 million. Our investment portfolio is primarily comprised of U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities, asset-backed securities, and bank time deposits.

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

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2010. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2.

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

The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Code of Ethics” and “Committees of the Board-Audit Committee.”

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

The discussion under the heading “Executive Compensation,” “Compensation Committee Report,” “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The discussion under the heading “Certain Relationships and Related Transactions and Director Independence” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements.
		Reference is made to the Index to Consolidated Financial Statements on Page F-1.

	(2)	Consolidated Financial Statement Schedule.
		Reference is made to the Index to Financial Statement Schedule on Page F-1.

	(3)	Exhibits.
		Reference is made to the Index to Exhibits on Page 68.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of February, 2011.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ FRANCISCO D’SOUZA
Francisco D’Souza, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRANCISCO D’SOUZA Francisco D’Souza	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2011

/S/ GORDON COBURN Gordon Coburn	Chief Financial and Operating Officer, and Treasurer (Principal Financial and Accounting Officer)	February 23, 2011

/S/ JOHN E. KLEIN John E. Klein	Chairman of the Board and Director	February 23, 2011

/S/ LAKSHMI NARAYANAN Lakshmi Narayanan	Vice Chairman of the Board and Director	February 23, 2011

/S/ THOMAS M. WENDEL Thomas M. Wendel	Director	February 23, 2011

/S/ ROBERT W. HOWE Robert W. Howe	Director	February 23, 2011

/S/ ROBERT E. WEISSMAN Robert E. Weissman	Director	February 23, 2011

/S/ JOHN N. FOX, JR. John N. Fox, Jr.	Director	February 23, 2011

/S/ MAUREEN BREAKIRON-EVANS Maureen Breakiron-Evans	Director	February 23, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.2	Amended and Restated By-laws of the Company, as amended on April 18, 2008. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 18, 2008.)

3.3	Amendment to Restated Certificate of Incorporation dated May 26, 2004. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.4	Amendment to Restated Certificate of Incorporation dated June 13, 2006. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 13, 2006.)

4.1	Rights Agreement, dated March 5, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 5, 2003.)

4.2	Specimen Certificate for shares of Class A common stock. (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment Number 4 to the Company’s Form S-4 dated January 30, 2003.)

10.1*	Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.2*	Amended and Restated Cognizant Technology Solutions Key Employees’ Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.3*	Amended and Restated Cognizant Technology Solutions Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.4*	Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.5*	Amended and Restated 1999 Incentive Compensation Plan (As Amended and Restated Through April 26, 2007). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007.)

10.6*	2004 Employee Stock Purchase Plan (as amended and restated effective as of April 1, 2010). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 1, 2010.)

10.7*	Form of Stock Option Certificate. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

10.8*	The Cognizant Technology Solutions Executive Pension Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.9	Distribution Agreement between IMS Health Incorporated and the Company dated January 7, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment Number 4 to the Company Form S-4 dated January 30, 2003.)

Exhibit No.	Description of Exhibit
10.10*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on March 29, 2001. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K dated March 12, 2004.)

10.11*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K dated March 12, 2004.)

10.12*	Form of Stock Option Agreement between the Company and Francisco D’Souza pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K dated March 12, 2004.)

10.13*	Severance and Noncompetition Agreement between the Company and Ramakrishnan Chandrasekaran dated December 13, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2004.)

10.14*	Amended and Restated 1999 Incentive Compensation Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.15*	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.16*	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.17*	Severance and Noncompetition Agreement with Rajeev Mehta dated July 23, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2007.)

10.18*	Form of Performance Unit Award for grants to certain executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2007.)

10.19*	Form of Stock Unit Award Agreement pursuant to the Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 4, 2008.)

10.20*	Form of Amendment to Severance and Noncompetition Agreements with the Named Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2008.)

10.21*	The Cognizant Technology Solutions Executive Pension Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 3, 2008.)

10.22*	Cognizant Technology Solutions Corporation 2010 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 3, 2010.)

10.23*	Form of Cognizant Technology Solutions Corporation Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2010.

10.24*	Form of Cognizant Technology Solutions Corporation Notice of Grant of Stock Option. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

10.25*	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Time-Based Vesting. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

Exhibit No.	Description of Exhibit
10.26*	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Time-Based Vesting. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

10.27*	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Performance-Based Vesting. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

10.28*	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Performance-Based Vesting. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

10.30*	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

21.1 †	List of subsidiaries of the Company.

23.1 †	Consent of PricewaterhouseCoopers LLP.

31.1 †	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2 †	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1 ††	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2 ††	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
†	Filed herewith. All other exhibits previously filed.
††	Furnished herewith.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation (the “Company”) and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 23, 2011

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par values)

	At December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,540,969	$1,100,930
Short-term investments	685,419	298,402
Trade accounts receivable, net of allowances of $20,991 and $16,465, respectively	901,308	626,288
Unbilled accounts receivable	112,960	82,952
Deferred income tax assets, net	96,164	73,791
Other current assets	181,414	125,205

Total current assets	3,518,234	2,307,568
Property and equipment, net of accumulated depreciation of $352,472 and $274,570, respectively	570,448	481,516
Long-term investments	—	151,131
Goodwill	223,963	192,372
Intangible assets, net	85,136	75,757
Deferred income tax assets, net	109,808	80,618
Other noncurrent assets	75,485	49,278

Total assets	$4,583,074	$3,338,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,373	$54,640
Deferred revenue	84,590	51,605
Accrued expenses and other current liabilities	770,763	540,363

Total current liabilities	930,726	646,608
Deferred income tax liabilities, net	4,946	—
Other noncurrent liabilities	62,971	38,455

Total liabilities	998,643	685,063

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 303,941 and 297,231 shares issued and outstanding at December 31, 2010 and 2009, respectively	3,039	2,972
Additional paid-in capital	846,886	664,560
Retained earnings	2,698,908	1,965,368
Accumulated other comprehensive income (loss)	35,598	20,277

Total stockholders’ equity	3,584,431	2,653,177

Total liabilities and stockholders’ equity	$4,583,074	$3,338,240

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues	$4,592,389	$3,278,663	$2,816,304
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,654,569	1,849,443	1,572,816
Selling, general and administrative expenses	972,093	721,359	652,021
Depreciation and amortization expense	103,875	89,371	74,797

Income from operations	861,852	618,490	516,670

Other income (expense), net:
Interest income	25,793	15,895	22,188
Other, net	(9,065)	2,566	(23,648)

Total other income (expense), net	16,728	18,461	(1,460)

Income before provision for income taxes	878,580	636,951	515,210
Provision for income taxes	145,040	101,988	84,365

Net income	$733,540	$534,963	$430,845

Basic earnings per share	$2.44	$1.82	$1.49

Diluted earnings per share	$2.37	$1.78	$1.44

Weighted average number of common shares outstanding—Basic	300,781	293,304	290,121
Dilutive effect of shares issuable under stock-based compensation plans	8,356	7,811	8,819

Weighted average number of common shares outstanding—Diluted	309,137	301,115	298,940

The accompanying notes are an integral part of the financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	Shares	Amount
Balance, December 31, 2007	288,012	$2,880	$450,567	$999,560	$15,203	$1,468,210
Net income	—	—	—	430,845	—	430,845
Foreign currency translation adjustments	—	—	—	—	(25,258)	(25,258)
Change in unrealized gain on cash flow hedges, net of taxes of $22	—	—	—	—	576	576

Comprehensive income						$406,163

Common stock issued, stock-based compensation plans	4,575	46	54,830	—	—	54,876
Tax benefit, stock-based compensation plans	—	—	18,058	—	—	18,058
Stock-based compensation expense	—	—	43,900	—	—	43,900
Repurchases of common stock	(979)	(10)	(27,825)	—	—	(27,835)
Acquisition (See Note 2)	62	1	2,205	—	—	2,206

Balance, December 31, 2008	291,670	2,917	541,735	1,430,405	(9,479)	1,965,578
Net income	—	—	—	534,963	—	534,963
Foreign currency translation adjustments	—	—	—	—	11,922	11,922
Change in unrealized gain on cash flow hedges, net of taxes of $550	—	—	—	—	17,834	17,834

Comprehensive income						$564,719

Common stock issued, stock-based compensation plans	6,326	63	61,588	—	—	61,651
Tax benefit, stock-based compensation plans	—	—	32,672	—	—	32,672
Stock-based compensation expense	—	—	44,816	—	—	44,816
Repurchases of common stock	(765)	(8)	(16,251)	—	—	(16,259)

Balance, December 31, 2009	297,231	2,972	664,560	1,965,368	20,277	2,653,177
Net income	—	—	—	733,540	—	733,540
Foreign currency translation adjustments	—	—	—	—	2,411	2,411
Change in unrealized gain on cash flow hedges, net of taxes of $1,044	—	—	—	—	12,313	12,313
Change in unrealized gain on available-for-sale securities, net of taxes of $408	—	—	—	—	597	597

Comprehensive income						$748,861

Common stock issued, stock-based compensation plans	7,529	75	107,009	—	—	107,084
Tax benefit, stock-based compensation plans	—	—	73,839	—	—	73,839
Stock-based compensation expense	—	—	56,984	—	—	56,984
Repurchases of common stock	(892)	(9)	(58,991)	—	—	(59,000)
Acquisition (See Note 2)	73	1	3,485	—	—	3,486

Balance, December 31, 2010	303,941	$3,039	$846,886	$2,698,908	$35,598	$3,584,431

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$733,540	$534,963	$430,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,172	89,371	74,797
Provision for doubtful accounts	5,950	3,347	8,473
Deferred income taxes	(51,909)	(26,589)	(5,028)
Stock-based compensation expense	56,984	44,816	43,900
Excess tax benefit on stock-based compensation plans	(71,919)	(31,556)	(16,993)
Other	(7,598)	(6,101)	2,587
Changes in assets and liabilities:
Trade accounts receivable	(278,418)	(98,451)	(168,395)
Other current assets	(75,347)	(42,778)	(31,151)
Other assets	(24,296)	(9,255)	(9,976)
Accounts payable	18,597	6,675	19,283
Other current and noncurrent liabilities	348,898	207,883	81,363

Net cash provided by operating activities	764,654	672,325	429,705

Cash flows used in investing activities:
Purchases of property and equipment	(185,512)	(76,639)	(169,410)
Purchases of investments	(934,185)	(348,209)	(135,200)
Proceeds from maturity or sale of investments	706,670	98,697	270,560
Acquisitions, net of cash acquired	(33,863)	(68,613)	(20,956)

Net cash used in investing activities	(446,890)	(394,764)	(55,006)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	107,084	61,651	54,876
Excess tax benefit on stock-based compensation plans	71,919	31,556	16,993
Repurchases of common stock	(59,000)	(16,259)	(27,835)

Net cash provided by financing activities	120,003	76,948	44,034

Effect of currency translation on cash and cash equivalents	2,272	11,355	(23,512)

Increase in cash and cash equivalents	440,039	365,864	395,221
Cash and cash equivalents, at beginning of year	1,100,930	735,066	339,845

Cash and cash equivalents, at end of year	$1,540,969	$1,100,930	$735,066

Supplemental information:
Cash paid for income taxes during the year	$127,129	$120,544	$82,802

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data)

1. Summary of Significant Accounting Policies

The terms “Cognizant,” “we,” “our,” “us” and the “Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise.

Description of Business. Cognizant is a leading provider of custom information technology, or IT, consulting and business process outsourcing services. Our customers are primarily Global 2000 companies. Our core competencies include Technology Strategy Consulting, Complex Systems Development, Enterprise Software Package Implementation and Maintenance, Data Warehousing and Business Intelligence, Application Testing, Application Maintenance, Infrastructure Management and Business and Knowledge Process Outsourcing. We tailor our services to specific industries, and utilize an integrated global delivery model. This seamless global delivery model combines technical and account management teams located on-site at the customer location and at dedicated near-shore and offshore development and delivery centers located primarily in India, China, the United States, Canada, Argentina, Hungary and the Philippines.

Basis of Presentation and Principles of Consolidation. The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America, or US GAAP, and reflect the consolidated financial position, results of operations and cash flows of our consolidated subsidiaries for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Investments. Cash and cash equivalents consist of all cash balances, including money market funds and liquid instruments. Liquid instruments are classified as cash equivalents when their maturities at the date of purchase are three months or less and as short-term investments when their maturities at the date of purchase are greater than three months.

We determine the appropriate classification of our investments in marketable securities at the date of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these marketable securities as available to support current operations, we classify such securities with maturities at the date of purchase beyond twelve months as short-term investments because such investments represent an investment in cash that is available for current operations. Non-marketable investments are classified as short-term investments when their maturities are between three and twelve months and as long-term investments when their maturities are greater than twelve months.

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

Interest and amortization of premiums and discounts for debt securities are included in interest income. We also evaluate our available-for-sale investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, whether we intend to sell the security and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is generally recorded to earnings and a new cost basis in the investment is established.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit-worthiness of each customer, historical collections experience and other information, including the aging of the receivables. We evaluate the collectibility of our accounts receivable on an on-going basis and write-off accounts when they are deemed to be uncollectible.

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

Goodwill . We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including goodwill and identifiable intangible assets. We do not amortize goodwill, but instead test goodwill at the reporting unit level for impairment at least annually or as circumstances warrant. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. We do not have any indefinite-lived intangible assets.

Long-Lived Assets, including Finite-lived Intangible Assets. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The impairment loss would equal the amount by which the carrying amount of the asset exceeds the fair value of the asset. Other intangibles consist primarily of customer relationships and developed technology, which are being amortized on a straight-line basis over their estimated useful lives.

Stock Repurchase Program. In December 2010, our Board of Directors authorized up to $150,000, excluding fees and expenses, for repurchases of Cognizant’s outstanding shares of Class A common stock. We completed stock repurchases of 600,000 shares for $41,864, inclusive of fees and expenses, under this program. Under a stock repurchase program which expired in December 2009, we were authorized to repurchase up to $50,000, excluding fees and expenses, of our Class A common stock. We completed stock repurchases of 650,000 shares for $12,439, inclusive of fees and expenses, under this program. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of exercise price or applicable statutory tax withholdings. During 2010 and 2009, such repurchases totaled 292,576 and 114,642 shares, respectively at an aggregate cost of $17,136 and $3,820, respectively. At the time of repurchase, shares are returned to the status of authorized and unissued shares. We account for the repurchases as constructively retired and record such repurchases as a reduction of Class A common stock and additional paid-in capital.

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

Revenues related to business process outsourcing, or BPO, contracts entered into on a time-and-material basis are recognized as the services are performed. Revenues from fixed-price BPO contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Revenues from transaction-priced contracts are recognized as transactions are processed. Amounts billable for transition or set-up activities are deferred and recognized as revenue evenly over the period services are provided. Costs related to delivering BPO services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period of service. The deferred costs are specific internal costs or external costs directly related to transition or set-up activities necessary to enable the BPO services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of the deferred assets. Deferred transition revenues and costs as of December 31, 2010 and 2009 were immaterial.

Contingent or incentive revenues are recognized when the contingency is satisfied and we conclude the amounts are earned. Volume discounts are recorded as a reduction of revenue over the contract period as services are provided.

For contracts with multiple deliverables, we evaluate at the inception of each new contract all deliverables in an arrangement to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, primarily fixed-price contracts that provide both application maintenance and application development services and certain application maintenance contracts, arrangement consideration is allocated among the units of accounting, where separable, based on their relative selling price. Relative selling price is determined using vendor-specific objective evidence. Revenue is recognized for each unit of accounting based on our revenue recognition policy described above.

Fixed-price contracts are cancelable subject to a specified notice period. All services provided by us through the date of cancellation are due and payable under the contract terms. We issue invoices related to fixed-price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billings, based upon contract milestones or other contractual terms, and the recognition of revenue are recognized as either unbilled receivables or deferred revenue. Estimates of certain fixed-price contracts are subject to adjustment as a project progresses to reflect changes in expected completion costs or efforts. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. Warranty provisions generally exist under such contracts for a period of up to ninety days past contract completion and costs related to such provisions are accrued at the time the related revenues are recorded.

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

Foreign Currency. The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) on the accompanying consolidated statements of financial position. The U.S. dollar is the functional currency for certain foreign subsidiaries who conduct business predominantly in U.S. dollars. For these foreign subsidiaries, non-monetary assets and liabilities are remeasured at historical exchange rates, while monetary assets and liabilities are remeasured at current exchange rates. Foreign currency exchange gains or losses from remeasurement are included in income. Net foreign currency exchange gains (losses) included in our results of operations, inclusive of our foreign currency hedges, were ($9,868), $1,672, and ($22,818), for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. On an on-going basis, management reevaluates these estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes and related deferred income tax assets and liabilities, valuation of investments, goodwill and other long-lived assets, assumptions used in determining the fair value of stock-based compensation awards and derivative financial instruments, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

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

Income Taxes. We provide for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred income tax asset will not be realized, a valuation allowance is provided. The effect on deferred income tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Tax benefits earned on exercise of employee stock options in excess of compensation charged to income are credited to additional paid-in capital. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

Earnings Per Share, or EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding. For purposes of computing diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, respectively, 8,356,000, 7,811,000, and 8,819,000 shares were assumed to have been outstanding related to common share equivalents. We exclude options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. We excluded zero shares in 2010, 3,839,000 shares in 2009 and 5,397,000 shares in 2008 from our diluted EPS calculation. Also, in accordance with the authoritative guidance, we excluded from the calculation of diluted EPS options to purchase an additional 16,500 shares in 2010, 228,000 shares in 2009, and 248,000 shares in 2008, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of our common stock because their effect would be anti-dilutive. We include performance stock unit awards in the dilutive potential common shares when they become contingently issuable per the authoritative guidance and exclude the awards when they are not contingently issuable.

Accounting Changes and New Accounting Standards.

In October 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are required to be effective by no later than the first quarter of 2011 and early adoption is permitted. We adopted both of these standards effective January 1, 2010. Our adoption of these standards did not have a material effect on our financial condition or consolidated results of operations.

In January 2010, the FASB issued new guidance requiring supplemental fair value disclosures and providing several clarifications regarding existing disclosure requirements. Specifically, the new guidance requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, the new standard requires a gross presentation of the Level 3 rollforward, stating separately information about purchases, sales, issuances, and settlements. The new guidance also provides clarification regarding the appropriate level of disaggregation of assets and liabilities for the purpose of fair value disclosures as well as the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. We adopted the new guidance effective January 1, 2010 and have presented the required information in Note 10.

In December 2010, the FASB issued a new accounting standard requiring that Step 2 of the goodwill impairment test be performed for reporting units whose carrying value is zero or negative. This guidance will be effective January 1, 2011. Our adoption of this standard will not have a material effect on our financial condition or consolidated results of operations.

In December 2010, the FASB issued new guidance clarifying some of the disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosure required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. This guidance will be effective January 1, 2011. Our adoption of this standard will not have a material effect on our financial condition or consolidated results of operations. However, it may result in additional disclosures in the event that we enter into a business combination that is material either on an individual or aggregate basis.

2. Acquisitions

During 2010, we completed three business combinations for total consideration, including stock, of approximately $46,000 (net of cash acquired). These transactions expand our business process outsourcing expertise within our logistic services, strengthen our business transformation and program management capabilities and expand our testing services within Europe. As of December 31, 2010, we accrued additional consideration of approximately $6,500 that was contingent on the achievement of certain financial and operating targets during the earn-out period by a company acquired in 2008.

During 2009, we completed four business combinations for an aggregate consideration of approximately $97,300 (net of cash acquired). In December 2009, we acquired the stock of UBS India Service Centre Private Limited (“UBS ISC”) for cash consideration of approximately $62,800, net of acquired cash. As part of this transaction, we acquired multi-year service agreements, an assembled workforce, land, equipment and other assets. The acquisition expands our business and knowledge process outsourcing capabilities in the financial services industry. In the third quarter of 2009, we entered into a transaction with Invensys pursuant to which we acquired a multi-year service agreement, an assembled workforce and certain other assets. Under the current authoritative business combination guidelines, this transaction qualified as business combination. This transaction, with no initial cash consideration, expands our business process outsourcing expertise within engineering services. The remaining two acquisitions were completed to strengthen our retail and infrastructure management capabilities.

During 2008, we completed two acquisitions. The acquisitions strengthen our IT consulting practice in the media and entertainment industry and service delivery capabilities in India. The initial consideration paid in cash and stock was approximately $24,000 (net of cash acquired and including direct transaction costs). The stock consideration consisted of 62,340 shares of Class A common stock valued at $2,206.

We made an allocation of the purchase price to the tangible and intangible assets and liabilities acquired, including tax deductible goodwill and non-tax deductible goodwill as described in the table below:

	2010	2009	2008
Number of business combinations completed	3	4	2
Total initial consideration, net of cash acquired(1)	$46,000	$97,300	$24,000
Purchase price allocated to:
Tax deductible goodwill	$—	$2,200	$7,400
Non-deductible goodwill	$22,600	$36,600	$1,500
Intangible assets	$25,700	$37,300	$7,260
Weighted average life of intangible assets	8.6 years	6.3 years	10 years

(1)	Includes stock consideration in 2010 and 2008.

The acquisitions in 2010, 2009 and 2008 were included in our consolidated financial statements as of the date which they were acquired and were not material to our operations, financial position or cash flows. For additional details of our goodwill and intangible assets see Note 5.

Note 3 — Investments

Investments were as follows as of December 31:

	2010	2009
Available-for-sale securities:
U.S. Treasury and agency debt securities	$340,384	$160
Municipal debt securities	41,655	—
Corporate and other debt securities	122,909	2
Asset-backed securities	33,154	—
Foreign government debt securities	7,926	—

Total available-for-sale securities	546,028	162
Trading securities—auction-rate securities	—	129,103
UBS Right	—	22,028
Time deposits	139,391	298,240

Total investments	$685,419	$449,533

Our available-for-sale investment securities consist primarily of U.S. Treasury notes, U.S. government agency securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, debt securities issues by supranational institutions and asset-backed securities, including those backed by auto loans, credit card receivables, and other receivables. Our investment guidelines are to purchase securities with a credit rating of A and above at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of December 31, 2010 and 2009.

At December 31, 2009, our investment in auction-rate securities was recorded at fair value and consisted of AAA/A3-rated municipal bonds with an auction reset feature whose underlying assets were generally student loans, which were substantially backed by the Federal Family Education Loan Program, or FFELP. Auctions for these securities began to fail during the first quarter of 2008. The auction failures did not affect the value of the collateral underlying the auction-rate securities, and we earned and received interest on our auction-rate securities at a pre-determined formula with spreads tied to particular interest rate indices. As of December 31, 2009, the majority of our auction-rate securities were classified as long-term investments. The classification of the auction-rate securities as long-term investments was due to continuing auction failures, the securities’ stated maturity of greater than one year and our ability and intent to hold such securities beyond one year.

In November 2008, we accepted an offer from UBS AG, or UBS, to sell to UBS, at par value, our auction-rate securities at any time during an exercise period from June 30, 2010 to July 2, 2012, which we refer to as the UBS Right. In accepting the UBS Right, we granted UBS the authority to purchase these auction-rate securities or sell them on our behalf at par value anytime after the execution of the UBS Right through July 2, 2012. The offer was non-transferable. In 2008, we elected to measure the UBS Right under the fair value option as permitted under the authoritative guidance and recorded pre-tax income of $28,158, and a corresponding long- term investment. At the same time, we transferred our investment in auction-rate securities from available-for-sale securities to trading securities. As a result of this transfer, we recognized a pre-tax loss in our consolidated statement of operations of $29,127 reflecting the reversal of the unrealized loss previously recorded in accumulated other comprehensive income (loss). In 2008, these transactions were recorded in the caption Other, net in our consolidated statement of operations. During 2010, the remaining balance of our auction-rate securities was redeemed by the issuers or purchased by UBS at par value thereby reducing the outstanding balance to zero.

Additional information regarding our auction-rate securities is as follows:

	December 31, 2010	December 31, 2009
Par value	$—	$151,275

	Year Ended December 31, 2010	Year Ended December 31, 2009
Redemptions by issuer or purchases by UBS at par value	$151,275	$17,250

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities were as follows at December 31:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$339,982	$994	$(592)	$340,384
Municipal debt securities	41,802	2	(149)	41,655
Corporate and other debt securities	122,137	835	(63)	122,909
Asset-backed securities	33,258	33	(137)	33,154
Foreign government debt securities	7,844	83	(1)	7,926

Total available-for-sale investment securities	$545,023	$1,947	$(942)	$546,028

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$160	$—	$—	$160
Corporate and other debt securities	2	—	—	2

Total available-for-sale investment securities	$162	$—	$—	$162

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months were as follows at December 31, 2010:

	Less than 12 Months
	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$200,772	$(592)
Municipal debt securities	25,598	(149)
Corporate and other debt securities	16,518	(63)
Asset-backed securities	17,791	(137)
Foreign government debt securities	1,203	(1)

Total	$261,882	$(942)

As of December 31, 2010, we did not have any investments in available-for-sale securities that had been in an unrealized loss position for 12 months or longer. The unrealized losses for the above securities are primarily attributable to changes in interest rates. As of December 31, 2010, we do not consider any of the investments to be other-than-temporarily impaired. As of December 31, 2009, we did not have any available-for-sale securities in an unrealized loss position.

The gross unrealized gains and losses in the above tables were recorded in other comprehensive income (loss).

The contractual maturities of available-for-sale investment securities as of December 31, 2010 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$24,292	$24,327
Due after one year through five years	470,098	471,224
Due after five years through ten years	2,071	2,051
Due after ten years	15,304	15,272
Asset-backed securities	33,258	33,154

Total available-for-sale investment securities	$545,023	$546,028

Asset-backed securities were excluded from the maturity categories because the actual maturities may differ from the contractual maturities since the underlying receivables may be prepaid without penalties. Further, actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows for the years ended December 31:

2010
Proceeds from sales of available-for-sale investment securities	$195,693

Gross gains	$778
Gross losses	(124)

Net gains on sales of available-for-sale investment securities	$654

During 2009 and 2008, proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were immaterial.

4. Property and Equipment, net

Property and equipment were as follows as of December 31:

	Estimated Useful Life (Years)	2010	2009
Buildings	30	$289,260	$230,418
Computer equipment and purchased software	3	227,189	195,646
Furniture and equipment	5 – 9	152,289	131,368
Land		16,042	16,042
Leasehold land		33,653	16,930
Capital work-in-progress		95,496	70,639
Leasehold improvements	Shorter of the lease term or the life of leased asset	108,991	95,043

Sub-total		922,920	756,086
Accumulated depreciation and amortization		(352,472)	(274,570)

Property and equipment, net		$570,448	$481,516

Depreciation and amortization expense related to property and equipment was $93,190, $79,126 and $66,681 for the years ended December 31, 2010, 2009 and 2008, respectively.

In India, leasehold land is leased by us from the government of India with lease terms ranging up to 99 years. Lease payments are made at the inception of the lease agreement and amortized over the lease term. Amortization expense of leasehold land is immaterial for the periods presented and is included in depreciation and amortization expense in our accompanying consolidated statements of operations.

5. Goodwill and Intangible Assets, net

Changes in goodwill were as follows for the years ended December 31:

	2010	2009
Balance, beginning of year	$192,372	$154,035
Acquisitions and adjustments	29,120	38,067
Cumulative translation adjustments	2,471	270

Balance, end of year	$223,963	$192,372

In 2010 and 2009, the increase in goodwill was primarily related to the 2010 and 2009 acquisitions, respectively. No impairment losses were recognized during the three years ended December 31, 2010.

Goodwill has been allocated to our reportable segments as follows as of December 31:

	2010	2009
Financial Services	$82,365	$72,577
Healthcare	71,302	65,097
Manufacturing/Retail/Logistics	26,946	21,048
Other	43,350	33,650

Total goodwill	$223,963	$192,372

Components of intangible assets were as follows as of December 31:

	2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$117,299	$(36,683)	$80,616
Developed technology	3,129	(601)	2,528
Other	2,679	(687)	1,992

Total intangible assets	$123,107	$(37,971)	$85,136

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$94,489	$(22,835)	$71,654
Developed technology	7,206	(4,121)	3,085
Other	3,797	(2,779)	1,018

Total intangible assets	$105,492	$(29,735)	$75,757

All of the intangible assets have finite lives and as such are subject to amortization. The weighted average life of intangible assets was 8.7 years for customer relationships, 6.7 years for developed technology, and 3.9 years for other intangibles. Amortization of intangible assets totaled $16,982 for 2010, $10,245 for 2009 and $8,116 for 2008. During 2010, amortization expense of $6,297 relating to customer relationship intangible assets was recorded as a reduction of revenues. These intangible assets are attributed to direct revenue contracts with sellers of acquired businesses.

Estimated amortization expense related to our existing intangible assets for the next five years are as follows:

Year	Amount
2011	$15,494
2012	$15,114
2013	$13,641
2014	$13,169
2015	$8,543

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows as of December 31:

	2010	2009
Compensation and benefits	$533,067	$356,127
Income taxes	14,999	10,300
Professional fees	34,121	26,508
Travel and entertainment	16,531	15,871
Customer volume incentives	85,180	44,537
Derivative financial instruments	7,504	20,968
Deferred income taxes	1,134	—
Other	78,227	66,052

Total accrued expenses and other current liabilities	$770,763	$540,363

7. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows as of December 31:

	2010	2009
Foreign currency translation adjustments	$4,278	$1,867
Unrealized gain on cash flow hedges, net of taxes	30,723	18,410
Unrealized gain on available-for-sale securities, net of taxes	597	—

Total accumulated other comprehensive income (loss)	$35,598	$20,277

8. Employee Benefits

In the United States, we maintain a 401(k) savings plan and supplemental retirement plan which are defined contribution plans. Employer matching contributions for these plans were $7,491, $5,562 and $5,420 for the years ended December 31, 2010, 2009 and 2008, respectively. Certain of our employees participate in defined contribution plans in Europe, primarily the United Kingdom, sponsored by us. The costs related to these plans were not material to our results of operations or financial position for the years presented.

We maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by the Company. For these plans, we recognized a contribution expense of $35,049, $20,729 and $17,925 for the years ended December 31, 2010, 2009 and 2008, respectively.

We also maintain a gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to an employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. Accordingly, our liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2010 and 2009, the amount accrued under the gratuity plan was $25,350 and $21,064, which is net of fund assets of $36,132 and $20,741, respectively. Expense recognized by us was $16,949, $8,918 and $12,371 for the years ended December 31, 2010, 2009 and 2008, respectively.

9. Income Taxes

Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2010	2009	2008
United States	$220,234	$151,711	$135,797
Foreign	658,346	485,240	379,413

Total	$878,580	$636,951	$515,210

The provision for income taxes consists of the following components for the years ended December 31:

	2010	2009	2008
Current:
Federal and state	$110,713	$101,170	$63,977
Foreign	86,236	59,539	73,080

Total current	196,949	160,709	137,057

Deferred:
Federal and state	(12,597)	(35,315)	(7,677)
Foreign	(39,312)	(23,406)	(45,015)

Total deferred	(51,909)	(58,721)	(52,692)

Total provision for income taxes	$145,040	$101,988	$84,365

The reconciliation between our effective income tax rate and the U.S. federal statutory rate is as follows:

	2010	%	2009	%	2008	%
Tax expense, at U.S. federal statutory rate	$307,503	35.0	$222,933	35.0	$180,323	35.0
State and local income taxes, net of federal benefit	13,699	1.6	8,648	1.4	7,740	1.5
Rate differential on foreign earnings	(184,533)	(21.0)	(137,138)	(21.5)	(107,246)	(20.8)
Other	8,371	0.9	7,545	1.1	3,548	0.7

Total provision for income taxes	$145,040	16.5	$101,988	16.0	$84,365	16.4

Deferred income tax assets and liabilities were comprised of the following as of December 31:

	2010	2009
Deferred income tax assets:
Net operating losses	$9,663	$9,304
Revenue recognition	37,526	32,836
Compensation and benefits	38,480	32,526
Stock-based compensation	24,780	23,478
Minimum alternative tax and other credits	100,468	81,201
Depreciation and amortization	4,304	260
Other	26,293	13,085

	241,514	192,690
Less valuation allowance	(10,684)	(10,230)

Deferred income tax assets, net	230,830	182,460

Deferred income tax liabilities:
Undistributed Indian income	6,096	6,134
Intangible assets	24,842	21,917

Deferred income tax liabilities	30,938	28,051

Net deferred income tax assets	$199,892	$154,409

At December 31, 2010, we had foreign net operating loss carryforwards of approximately $37,500. We have recorded a full valuation allowance on most of the foreign net operating loss carryforwards. During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax, or MAT. As of December 31, 2010 and 2009, deferred income taxes related to the MAT were approximately $98,600 and $78,800, respectively. The MAT calculation includes all Indian profits earned within our Software Technology Parks, or STPs and the resulting tax may be credited against Indian income taxes due in future years, subject to limitations.

Our Indian subsidiaries, collectively referred to as Cognizant India, are export-oriented companies, which, under the Indian Income Tax Act of 1961 are entitled to claim tax holidays for a period of ten consecutive years for each STP with respect to export profits for each STP. Substantially all of the earnings of Cognizant India are attributable to export profits. The majority of our STPs in India are currently entitled to a 100% exemption from Indian income tax. The tax holidays for STPs currently expire on March 31, 2011. In addition, we have constructed new development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs are entitled to certain income tax incentives for periods up to 15 years. For the years ended December 31, 2010, 2009 and 2008, the effect of the income tax holidays for our STPs and SEZs was to reduce the overall income tax provision and increase net income by approximately $166,800, $127,800 and $102,500, respectively, and increase diluted EPS by $0.54, $0.42 and $0.34, respectively.

Prior to January 1, 2002, it was our intent to repatriate all accumulated earnings from India to the United States. Accordingly, we provided deferred income taxes on such pre-2002 undistributed earnings. During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. As a component of this strategy, we intend to use 2002 and subsequent Indian earnings and other foreign earnings for all periods to expand operations outside of the United States instead of repatriating these earnings to the United States. Accordingly, effective January 1, 2002, we no longer accrue incremental U.S. taxes on all Indian earnings as these earnings are considered to be indefinitely reinvested outside of the United States. With respect to all other foreign earnings, it was our intent to indefinitely reinvest all such earnings outside of the United States. As of December 31, 2010, the amount of unrepatriated Indian earnings and total foreign earnings (including unrepatriated Indian earnings) upon which no incremental U.S. taxes have been recorded is approximately $1,984,400 and $2,165,000, respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

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

Changes in unrecognized tax benefits were as follows for the years ended December 31:

	2010	2009
Balance, beginning of year	$10,553	$6,409
Additions based on tax positions related to the current year	2,677	908
Additions for tax positions of prior years	10,135	4,162
Additions for tax positions of acquired subsidiaries	—	—
Reductions for tax positions of acquired subsidiaries	—	—
Reductions for tax positions due to lapse of statutes of limitations	(597)	(1,034)
Settlements	—	—
Foreign currency exchange movement	182	108

Balance, end of year	$22,950	$10,553

At December 31, 2010, the entire balance of unrecognized tax benefits would affect the effective tax rate, if recognized. It is reasonably possible that within the next twelve months, certain U.S. state and foreign examinations will be resolved or reach the statute of limitations, which could result in a decrease in unrecognized tax benefits of $3,352. We recognize accrued interest and penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued interest and penalties at December 31, 2010 and 2009 was approximately $6,766 and $3,800, respectively, and relates to U.S. and foreign tax matters. The amount of interest and penalties expensed in 2010, 2009 and 2008 were immaterial.

We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2007 and onward. The statute of limitations for state audits varies by state. Years still under examination by foreign tax authorities are years 2001 and forward.

10. Fair Value Measurements

We measure our cash equivalents, investments and foreign exchange forward contracts at fair value. The authoritative guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

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

•	Level 3—Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$421,424	$—	$—	$421,424
Time deposits	—	67,703	—	67,703

Total cash equivalents	421,424	67,703	—	489,127

Investments:
Time deposits	—	139,391	—	139,391

Available-for-sale securities—current:
U.S. Treasury and agency debt securities	268,114	72,270	—	340,384
Municipal debt securities	—	41,655	—	41,655
Corporate and other debt securities	—	122,909	—	122,909
Asset-backed debt securities	—	33,154	—	33,154
Foreign government debt securities	—	7,926	—	7,926

Total available-for-sale securities—current	268,114	277,914	—	546,028

Total investments	268,114	417,305	—	685,419

Derivative financial instruments—foreign exchange forward contracts:
Other current assets	—	30,983	—	30,983
Accrued expenses and other current liabilities	—	(7,504)	—	(7,504)
Other noncurrent assets	—	8,144	—	8,144
Other noncurrent liabilities	—	(6,601)	—	(6,601)

Total	$689,538	$510,030	$—	$1,199,568

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$778,311	$—	$—	$778,311

Total cash equivalents	778,311	—	—	778,311

Investments:
Time deposits	—	298,240	—	298,240
Available-for-sale securities—current	—	162	—	162
Trading securities—noncurrent	—	—	129,103	129,103
UBS Right—noncurrent	—	—	22,028	22,028

Total investments	—	298,402	151,131	449,533

Derivative financial instruments—foreign exchange forward contracts:
Other current assets	—	20,358	—	20,358
Accrued expenses and other current liabilities	—	(20,968)	—	(20,968)
Other noncurrent assets	—	688	—	688
Other noncurrent liabilities	—	(1,917)	—	(1,917)

Total	$778,311	$296,563	$151,131	$1,226,005

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

We estimate the fair value of each foreign exchange forward contract by using a present value of expected cash flows model. This model calculates the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. The market forward rates included a discount and credit risk factor. The amounts were aggregated by type of contract and maturity.

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

During the years ended December 31, 2010 and 2009, there were no transfers between Level 1, Level 2, or Level 3 financial assets and liabilities. As of December 31, 2009, Level 3 assets consisted of our investment in auction-rate securities and the related UBS Right. See Note 3 for additional information. During 2010, our auction-rate securities were redeemed by the issuers or purchased by UBS at par value thereby reducing the outstanding balance to zero. The following table provides a summary of changes in fair value of our Level 3 financial assets for the years ended December 31:

	2010	2009
Balance, at the beginning of the period	$151,131	$167,556
Redemptions or purchases by UBS	(151,275)	(17,250)
Gain related to auction-rate securities included in Other, net	22,172	6,955
Loss related to UBS Right included in Other, net	(22,028)	(6,130)

Balance, at the end of the period	$—	$151,131

11. Derivative Financial Instruments

In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. Derivatives may give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business.

The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statements of financial position as of December 31, 2010:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges—Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$30,983	$—
	Other assets	8,144	—
	Accrued expenses and other current liabilities	—	187
	Noncurrent liabilities	—	6,601

	Total	39,127	6,788

Other Derivatives—Not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	7,317

	Total	—	7,317

Total		$39,127	$14,105

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

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2011, 2012 and 2013. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” on our accompanying consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. The notional value of our outstanding contracts by year of maturity and the net unrealized gain included in accumulated other comprehensive income (loss) for such contracts were as follows as of December 31:

	2010	2009
2010	$—	$450,000
2011	780,000	360,000
2012	780,000	—
2013	600,000	—

Total notional value of contracts outstanding	$2,160,000	$810,000

Net unrealized gain included in accumulated other comprehensive income (loss), net of taxes	$30,723	$18,410

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to salary expense reported within cost of revenues and selling, general and administrative expenses. The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the year ended December 31, 2010:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
Cash Flow Hedges— Designated as hedging instruments
Foreign exchange forward contracts	$54,919	Cost of revenues	$34,974

		Selling, general and administrative expenses	6,588

Total	$54,919		$41,562

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flows hedges for the year ended December 31, 2009:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (effective portion)
Cash Flow Hedges— Designated as hedging instruments
Forward foreign exchange contracts	$27,330	Cost of revenues	$7,141

		Selling, general and administrative expenses	1,805

Total	$27,330		$8,946

Other Derivatives

We also use foreign exchange forward contracts, which have not been designated as hedges, to hedge our balance sheet exposure to Indian rupee denominated net monetary assets. During 2009 and 2010, we entered into a series of foreign exchange forward contracts to purchase U.S. dollars and sell Indian rupees. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other, net in our consolidated statements of operations.

Additional information related to our outstanding contracts is as follows:

	December 31, 2010	December 31, 2009
Notional value of contracts outstanding	$234,021	$400,000

The following table provides information on the location and amounts of realized and unrealized pre-tax gains (losses) on our derivative financial instruments for years ended December 31, 2010 and 2009. There were no realized gains (losses) on our other derivative instruments for the year ended December 31, 2009.

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2010	2009
Other Derivatives—Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$(21,088)	$(20,821)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

12. Stock-Based Compensation Plans

On June 5, 2009, our stockholders approved the adoption of the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan (the “2009 Incentive Plan”), under which 24,000,000 shares of our Class A common stock were reserved for issuance. The 2009 Incentive Plan is the successor plan to our Amended and Restated 1999 Incentive Compensation Plan which terminated on April 13, 2009 in accordance with its terms (the “1999 Incentive Plan”), our Amended and Restated Non-Employee Directors’ Stock Option Plan (the “Director Plan”) and our Amended and Restated Key Employees’ Stock Option Plan (the “Key Employee Plan”) which terminated in July 2009 (collectively, the “Predecessor Plans”). The 2009 Incentive Plan will not affect any options or stock issuances outstanding under the Predecessor Plans. No further awards will be made under the Predecessor Plans. As of December 31, 2010, we have 20,482,127 shares available for grant under the 2009 Incentive Plan.

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

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in 2010, provides for the issuance of up to 9,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis. As of December 31, 2010, we had 3,627,865 shares available for future grants and issuances under the Purchase Plan.

The allocation of total stock-based compensation expense between cost of revenues and selling, general and administrative expenses as well as the related income tax benefit were as follows for the three years ended December 31:

	2010	2009	2008
Cost of revenues	$13,147	$14,889	$18,715
Selling, general and administrative expenses	43,837	29,927	25,185

Total stock-based compensation expense	$56,984	$44,816	$43,900

Income tax benefit	$13,453	$9,881	$8,788

Effective April 1, 2007, the Indian government enacted a fringe benefit tax, or FBT, on the intrinsic value of stock options and awards as of the vesting date that is payable by us at the time of exercise or distribution for employees subject to FBT. We elected to recover this cost from the employee and withhold the FBT from the employee’s stock option or award proceeds at the time of exercise or distribution before remitting the tax to the Indian government. Because we were the primary obligor of this tax obligation, we recorded the FBT as an operating expense and the recovery from the employee is recorded in additional paid-in capital as proceeds from stock issuance. During the third quarter of 2009, the Indian government repealed the FBT retroactive to April 1, 2009. Stock-based FBT expense was as follows for the years ended December, 31:

	2010	2009	2008
Stock-based FBT expense	$—	$945	$8,149

In determining the fair value of stock options issued to employees who were subject to the FBT, we estimated the future stock issuance proceeds, including FBT, at time of grant. The Monte Carlo simulation model was used to estimate the future price of our stock on the respective vesting dates of stock option grants. Accordingly, effective April 1, 2007, we began to segregate our employees into two groups for determining the fair value of stock options at date of grant: employees subject to the FBT and employees not subject to the FBT. Effective in 2007, the fair value of each stock option granted to employees subject to the FBT was estimated at the date of grant using the Monte Carlo simulation model and the fair value of each stock option granted to employees not subject to the FBT was estimated at date of grant using the Black-Scholes option-pricing model. Effective April 1, 2009, we estimated the fair value of each stock option granted using the Black-Scholes option-pricing model. For the years ended December 31, 2010, 2009 and 2008, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We have not paid any dividends. Forfeiture assumptions used in amortizing stock-based compensation expense are based on an analysis of historical data.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant during the years ended December 31, 2010, 2009 and 2008 based upon the following assumptions and were as follows:

	2010	2009	2008
Dividend yield	0%	0%	0%
Weighted average volatility factor:
Stock options	39.98%	45.98%	58.38%
Purchase Plan	33.35%	56.63%	46.89%
Weighted average expected life (in years):
Stock options	3.53	4.18	5.95
Purchase Plan	0.25	0.25	0.25
Weighted average risk-free interest rate:
Stock options	1.55%	2.48%	2.97%
Purchase Plan	0.13%	0.14%	1.88%
Weighted average grant date fair value:
Stock options	$15.35	$10.49	$12.87
Purchase Plan	$8.75	$5.04	$5.65

During the year ended December 31, 2010, we issued 597,636 shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $5,230.

A summary of the activity for stock options granted under our stock-based compensation plans as of December 31, 2010 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	19,080,201	$18.56
Granted	70,000	49.14
Exercised	(6,122,686)	12.88
Cancelled	(133,986)	35.48
Expired	(25,871)	29.06

Outstanding at December 31, 2010	12,867,658	$21.23	4.42	$669,948

Vested and expected to vest at December 31, 2010	12,712,996	$21.10	4.39	$663,482

Exercisable at December 31, 2010	11,300,983	$19.67	4.06	$605,967

As of December 31, 2010, $11,844 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 1.03 years. The total intrinsic value of options exercised was $270,349, $142,676 and $87,910 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

A summary of the activity for performance stock units granted under our stock-based compensation plans as of December 31, 2010 and changes during the year then ended is presented below:

	Number of Units	Weighted Avg Grant Date Fair Value (in dollars)
Unvested at January 1, 2010	921,407	$28.14
Granted	425,875	64.55
Vested	(173,847)	15.87
Forfeited	(14,567)	21.73
Reduction in units due to performance condition	(53,881)	28.93

Unvested at December 31, 2010	1,104,987	$44.15

As of December 31, 2010, $17,145 of total remaining unrecognized stock-based compensation cost related to performance stock units is expected to be recognized over the weighted-average remaining requisite service period of 1.87 years.

A summary of the activity for restricted stock units granted under our stock-based compensation plans as of December 31, 2010 and changes during the year then ended is presented below:

	Number of Units	Weighted Avg Grant Date Fair Value (in dollars)
Unvested at January 1, 2010	1,556,796	$29.49
Granted	508,728	63.31
Vested	(634,702)	27.97
Forfeited	(36,795)	37.60

Unvested at December 31, 2010	1,394,027	$41.78

As of December 31, 2010, $48,330 of total remaining unrecognized stock-based compensation cost related to restricted stock units is expected to be recognized over the weighted-average remaining requisite service period of 1.89 years.

13. Commitments and Contingencies

We lease office space and equipment under operating leases, which expire at various dates through the year 2023. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under non-cancelable operating leases as of December 31, 2010 are as follows:

2011	$83,364
2012	76,309
2013	59,814
2014	41,153
2015	29,411
Thereafter	37,708

Total minimum lease payments	$327,759

Rental expense totaled $94,863, $75,170 and $85,281 for years ended December 31, 2010, 2009 and 2008, respectively.

Our current India real estate development program includes planned construction of approximately 8.0 million square feet of new space. The expanded program includes the expenditure of approximately $500,000 on land acquisition, facilities construction and furnishings to build new, company-owned state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India. As of December 31, 2010, we had outstanding fixed capital commitments of $56,587 related to our India development center expansion program.

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

In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims related to such matters as our breach of certain representations or covenants, or out of our intellectual property infringement, our gross negligence or willful misconduct or certain other claims made against certain parties. Payments by us under any of these arrangements are generally conditioned on the client making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, we have not made payments under these indemnification agreements so they have not had any impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have material impact on our operating results, financial position, and cash flows.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows for the years ended December 31:

	2010	2009	2008
Revenues:
Financial Services	$1,944,450	$1,406,629	$1,284,013
Healthcare	1,177,113	860,427	688,224
Manufacturing/Retail/Logistics	849,643	564,917	443,236
Other	621,183	446,690	400,831

Total revenue	$4,592,389	$3,278,663	$2,816,304

	2010	2009	2008
Segment Operating Profit:
Financial Services	$668,595	$503,689	$439,055
Healthcare	436,879	331,007	270,790
Manufacturing/Retail/Logistics	283,676	184,636	136,609
Other	208,306	147,246	132,209

Total segment operating profit	1,597,456	1,166,578	978,663
Less—unallocated costs(1)	735,604	548,088	461,993

Income from operations	$861,852	$618,490	$516,670

(1)	Includes $56,984, $44,816 and $43,900 of stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively and $945 and $8,149 of stock-based Indian fringe benefit tax expense for the years ended December 31, 2009 and 2008.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	North America(2)	Europe(3)	Other(5)(6)	Total
2010
Revenues(1)	$3,582,719	$855,575	$154,095	$4,592,389
Long-lived assets(4)	$12,198	$3,687	$554,563	$570,448

2009
Revenues(1)	$2,594,210	$606,804	$77,649	$3,278,663
Long-lived assets(4)	$9,042	$3,145	$469,329	$481,516

2008
Revenues(1)	$2,228,355	$541,142	$46,807	$2,816,304
Long-lived assets(4)	$7,494	$2,470	$445,290	$455,254

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $559,297, $353,471 and $327,995 in 2010, 2009 and 2008, respectively.
(4)	Long-lived assets include property and equipment net of accumulated depreciation and amortization.
(5)	Includes our operations in Asia Pacific, Middle East and South America.
(6)	Substantially all of these long-lived assets relate to operations in India.

15. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the two years ended December 31, 2010 are as follows:

	Three Months Ended				Full Year
2010	March 31	June 30	September 30	December 31
Revenues	$959,720	$1,105,154	$1,216,913	$1,310,602	$4,592,389
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	555,904	641,019	699,623	758,023	2,654,569
Selling, general and administrative expenses	194,993	234,547	262,632	279,921	972,093
Depreciation and amortization expense	25,806	23,673	26,359	28,037	103,875
Income from operations	183,017	205,915	228,299	244,621	861,852
Net income	$151,500	$172,175	$203,699	$206,166	$733,540
Basic EPS	$0.51	$0.57	$0.68	$0.68	$2.44	(1)
Diluted EPS	$0.49	$0.56	$0.66	$0.66	$2.37	(1)

	Three Months Ended				Full Year
2009	March 31	June 30	September 30	December 31
Revenues	$745,862	$776,592	$853,488	$902,721	$3,278,663
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	419,708	433,340	475,599	520,796	1,849,443
Selling, general and administrative expenses	166,872	170,003	193,806	190,678	721,359
Depreciation and amortization expense	21,152	21,579	22,301	24,339	89,371
Income from operations	138,130	151,670	161,782	166,908	618,490
Net income	$113,132	$141,255	$136,572	$144,004	$534,963
Basic EPS	$0.39	$0.48	$0.47	$0.49	$1.82	(1)
Diluted EPS	$0.38	$0.47	$0.45	$0.47	$1.78	(1)

(1)	The sum of the quarterly basic and diluted EPS for each of the four quarters may not equal the EPS for the year due to rounding.

Cognizant Technology Solutions Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

(Dollars in Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/ Other	Balance at End of Period
Accounts receivable allowance for doubtful accounts:
2010	$16,465	$5,950	$—	$1,424	$20,991
2009	13,441	3,347	—	323	16,465
2008	6,339	8,473	—	1,371	13,441
Warranty accrual:
2010	$6,575	$10,384	$—	$7,865	$9,094
2009	5,669	7,588	—	6,682	6,575
2008	4,234	6,470	—	5,035	5,669
Valuation allowance—deferred income tax assets:
2010	$10,230	$1,362	$—	$908	$10,684
2009	7,883	2,362	—	15	10,230
2008	5,887	3,606	(1,225)	385	7,883