Form 10-Q
period 2011-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2011-05-05
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of April 29, 2011:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	304,249,849

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues	$1,371,253	$959,720
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	782,176	555,904
Selling, general and administrative expenses	296,330	194,993
Depreciation and amortization expense	27,382	25,806

Income from operations	265,365	183,017

Other income (expense), net:
Interest income	8,937	6,054
Other, net	6,198	(10,319)

Total other income (expense), net	15,135	(4,265)

Income before provision for income taxes	280,500	178,752
Provision for income taxes	72,173	27,252

Net income	$208,327	$151,500

Basic earnings per share	$0.69	$0.51

Diluted earnings per share	$0.67	$0.49

Weighted average number of common shares outstanding – Basic	304,041	297,885
Dilutive effect of shares issuable under stock-based compensation plans	7,762	8,779

Weighted average number of common shares outstanding – Diluted	311,803	306,664

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,293,499	$1,540,969
Short-term investments	874,616	685,419
Trade accounts receivable, net of allowances of $19,851 and $20,991, respectively	994,948	901,308
Unbilled accounts receivable	128,202	112,960
Deferred income tax assets, net	68,120	96,164
Other current assets	176,415	181,414

Total current assets	3,535,800	3,518,234
Property and equipment, net of accumulated depreciation of $377,051 and $352,472, respectively	601,699	570,448
Goodwill	224,009	223,963
Intangible assets, net	81,790	85,136
Deferred income tax assets, net	112,306	109,808
Other noncurrent assets	82,269	75,485

Total assets	$4,637,873	$4,583,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$117,595	$75,373
Deferred revenue	82,021	84,590
Accrued expenses and other current liabilities	602,097	770,763

Total current liabilities	801,713	930,726
Deferred income tax liabilities, net	3,870	4,946
Other noncurrent liabilities	68,101	62,971

Total liabilities	873,684	998,643

Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 500,000 shares authorized, 304,210 and 303,941 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3,042	3,039
Additional paid-in capital	813,962	846,886
Retained earnings	2,907,235	2,698,908
Accumulated other comprehensive income (loss)	39,950	35,598

Total stockholders’ equity	3,764,189	3,584,431

Total liabilities and stockholders’ equity	$4,637,873	$4,583,074

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$208,327	$151,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,964	27,381
Provision for doubtful accounts	(819)	2,658
Deferred income taxes	19,901	23,326
Stock-based compensation expense	16,065	13,945
Excess tax benefit on stock-based compensation plans	(15,792)	(15,753)
Other	240	(10,162)
Changes in assets and liabilities:
Trade accounts receivable	(89,029)	(92,220)
Other current assets	(7,148)	(46,307)
Other assets	(6,334)	(4,989)
Accounts payable	41,079	36,088
Other current and noncurrent liabilities	(149,825)	(83,139)

Net cash provided by operating activities	45,629	2,328

Cash flows from investing activities:
Purchases of property and equipment	(55,815)	(24,219)
Purchases of investments	(317,783)	(46,798)
Proceeds from maturity or sale of investments	128,836	13,876
Acquisitions, net of cash acquired	(7,895)	—

Net cash used in investing activities	(252,657)	(57,141)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	23,430	30,103
Excess tax benefit on stock-based compensation plans	15,792	15,753
Repurchases of common stock	(88,266)	(2,315)

Net cash (used in) provided by financing activities	(49,044)	43,541

Effect of currency translation on cash and cash equivalents	8,602	(8,716)

Decrease in cash and cash equivalents	(247,470)	(19,988)
Cash and cash equivalents, beginning of year	1,540,969	1,100,930

Cash and cash equivalents, end of period	$1,293,499	$1,080,942

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “Company” refer to Cognizant Technology Solutions Corporation unless the context indicates otherwise. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2010. In our opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

Note 2 — Investments

Investments were as follows:

	March 31, 2011	December 31, 2010
Available-for-sale securities:
U.S. Treasury and agency debt securities	$383,057	$340,384
Corporate and other debt securities	161,331	122,909
Asset-backed securities	58,289	33,154
Municipal debt securities	40,971	41,655
Foreign government debt securities	9,026	7,926

Total available-for-sale securities	652,674	546,028
Time deposits	221,942	139,391

Total investments	$874,616	$685,419

Our available-for-sale investment securities consist primarily of U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, debt securities issues by supranational institutions and asset-backed securities, including those backed by auto loans, credit card receivables, mortgages loans and other receivables. Our investment guidelines are to purchase securities with a credit rating of A and above at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of March 31, 2011 and December 31, 2010.

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at March 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$383,505	$641	$(1,089)	$383,057
Corporate and other debt securities	160,642	845	(156)	161,331
Asset-backed securities	58,398	35	(144)	58,289
Municipal debt securities	41,094	11	(134)	40,971
Foreign government debt securities	8,944	87	(5)	9,026

Total available-for-sale investment securities	$652,583	$1,619	$(1,528)	$652,674

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$339,982	$994	$(592)	$340,384
Corporate and other debt securities	122,137	835	(63)	122,909
Asset-backed securities	33,258	33	(137)	33,154
Municipal debt securities	41,802	2	(149)	41,655
Foreign government debt securities	7,844	83	(1)	7,926

Total available-for-sale investment securities	$545,023	$1,947	$(942)	$546,028

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months were as follows:

	March 31, 2011		December 31, 2010
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$279,119	$(1,089)	$200,772	$(592)
Corporate and other debt securities	64,327	(156)	16,518	(63)
Asset-backed securities	39,771	(144)	17,791	(137)
Municipal debt securities	20,881	(134)	25,598	(149)
Foreign government debt securities	1,104	(5)	1,203	(1)

Total	$405,202	$(1,528)	$261,882	$(942)

As of March 31, 2011 and as of December 31, 2010, we did not have any investments in available-for-sale securities that had been in an unrealized loss position for 12 months or longer. The unrealized losses for the above securities are primarily attributable to changes in interest rates. As of March 31, 2011, we do not consider any of the investments to be other-than-temporarily impaired.

The gross unrealized gains and losses in the above tables were recorded, net of taxes in accumulated other comprehensive income (loss).

The contractual maturities of available-for-sale investment securities as of March 31, 2011 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$51,127	$51,230
Due after one year through five years	528,685	528,861
Due after five years through ten years	1,070	1,039
Due after ten years	13,303	13,255
Asset-backed securities	58,398	58,289

Total available-for-sale investment securities	$652,583	$652,674

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows for the three months ended March 31, 2011:

Proceeds from sales of available-for-sale investment securities	$127,527

Gross gains	$482
Gross losses	(133)

Net gains on sales of available-for-sale investment securities	$349

There were no sales of available-for-sale investment securities during the three months ended March 31, 2010.

Note 3 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2011	December 31, 2010
Compensation and benefits	$363,143	$533,067
Income taxes	20,338	14,999
Professional fees	36,189	34,121
Travel and entertainment	17,237	16,531
Customer volume incentives	87,597	85,180
Derivative financial instruments	12,283	7,504
Deferred income taxes	1,131	1,134
Other	64,179	78,227

Total accrued expenses and other current liabilities	$602,097	$770,763

Note 4 — Income Taxes

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented companies that are eligible for certain income tax holiday benefits granted by the government of India for export activities. These benefits for export activities conducted within Software Technology Parks, or STPs, expired during the first quarter ended March 31, 2011. A significant portion of the earnings of Cognizant India is generated within STPs, and upon expiration of these benefits these earnings are subject to regular corporate income tax at the current rate of 32.4%. In addition to STPs, we have constructed and expect to continue to locate most of our newer development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs are entitled to certain income tax incentives for periods up to 15 years. Effective April 1, 2011, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the current rate of 20.0%. Any MAT paid is creditable against future taxable income for a period of up to 10 years.

Our effective income tax rates were as follows for the three months ended March 31:

	2011	2010
Effective income tax rate	25.7%	15.2%

For the 2011 and 2010 periods, the principal difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$562,754	$—	$—	$562,754
Time deposits	—	1,848	—	1,848
Commercial paper	—	19,028	—	19,028

Total cash equivalents	562,754	20,876	—	583,630

Investments:
Time deposits	—	221,942	—	221,942

Available-for-sale securities – current:
U.S. Treasury and agency debt securities	281,422	101,635	—	383,057
Corporate and other debt securities	—	161,331	—	161,331
Asset-backed debt securities	—	58,289	—	58,289
Municipal debt securities	—	40,971	—	40,971
Foreign government debt securities	—	9,026	—	9,026

Total available-for-sale securities – current	281,422	371,252	—	652,674

Total investments	281,422	593,194	—	874,616

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	32,418	—	32,418
Accrued expenses and other current liabilities	—	(12,283)	—	(12,283)
Other noncurrent assets	—	9,989	—	9,989
Other noncurrent liabilities	—	(7,867)	—	(7,867)

Total	$844,176	$636,327	$—	$1,480,503

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$421,424	$—	$—	$421,424
Time deposits	—	67,703	—	67,703

Total cash equivalents	421,424	67,703	—	489,127

Investments:
Time deposits	—	139,391	—	139,391

Available-for-sale securities – current:
U.S. Treasury and agency debt securities	268,114	72,270	—	340,384
Corporate and other debt securities	—	122,909	—	122,909
Asset-backed debt securities	—	33,154	—	33,154
Municipal debt securities	—	41,655	—	41,655
Foreign government debt securities	—	7,926	—	7,926

Total available-for-sale securities – current	268,114	277,914	—	546,028

Total investments	268,114	417,305	—	685,419

	Level 1	Level 2	Level 3	Total
Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	30,983	—	30,983
Accrued expenses and other current liabilities	—	(7,504)	—	(7,504)
Other noncurrent assets	—	8,144	—	8,144
Other noncurrent liabilities	—	(6,601)	—	(6,601)

Total	$689,538	$510,030	$—	$1,199,568

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets. The fair value of commercial paper, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model driven valuations based on dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance.

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

During the three months ended March 31, 2011 and the year ended December 31, 2010, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

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

The following table provides information on the location and fair values of derivative financial instruments included in our condensed consolidated statements of financial position as of March 31, 2011:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$32,418	$—
	Other assets	9,989	—
	Accrued expenses and other current liabilities	—	718
	Noncurrent liabilities	—	7,867

	Total	42,407	8,585

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	11,565

	Total	—	11,565

Total		$42,407	$20,150

The following table provides information on the location and fair values of derivative financial instruments in our condensed consolidated statements of financial position as of December 31, 2010:

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

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2011, 2012, 2013, and 2014. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” on our accompanying condensed consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. The notional value of our outstanding contracts by year of maturity and the net unrealized gain included in accumulated other comprehensive income (loss) for such contracts were as follows:

	March 31, 2011	December 31, 2010
2011	$585,000	$780,000
2012	900,000	780,000
2013	840,000	600,000
2014	360,000	—

Total notional value of contracts outstanding	$2,685,000	$2,160,000

Net unrealized gain included in accumulated other comprehensive income (loss), net of taxes	$26,781	$30,723

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to salary expense reported within cost of revenues and selling, general and administrative expenses. The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended March 31, 2011:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$13,078	Cost of revenues	$9,562

		Selling, general and administrative expenses	2,033

Total	$13,078		$11,595

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended March 31, 2010:

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

Other Derivatives

We also use foreign exchange forward contracts, which have not been designated as hedges, to hedge our balance sheet exposure to Indian rupee denominated net monetary assets. We entered into a series of foreign exchange forward contracts to purchase U.S. dollars and sell Indian rupees. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other, net in our condensed consolidated statements of operations.

Additional information related to our outstanding contracts is as follows:

	March 31, 2011	December 31, 2010
Notional value of contracts outstanding	$234,021	$234,021

The following table provides information on the location and amounts of realized and unrealized pre-tax gains (losses) on our derivative financial instruments for the three months ended March 31, 2011 and 2010:

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2011	2010
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$(4,248)	$(16,095)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 7 — Commitments and Contingencies

Our current India real estate development program includes planned construction of approximately 8.0 million square feet of new space. The expanded program includes the expenditure of approximately $500,000 on land acquisition, facilities construction and furnishings to build new, company-owned state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India. As of March 31, 2011, we had outstanding fixed capital commitments of approximately $125,941 related to our India development center expansion program.

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

Note 8 — Comprehensive Income

The components of accumulated other comprehensive income (loss) as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Foreign currency translation adjustments	$13,115	$4,278
Unrealized gain on cash flow hedges, net of taxes	26,781	30,723
Unrealized gain on available-for-sale securities, net of taxes	54	597

Total accumulated other comprehensive income (loss)	$39,950	$35,598

The components of comprehensive income for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Net income	$208,327	$151,500
Foreign currency translation adjustments	8,837	(7,905)
Change in unrealized (loss) gain on cash flow hedges, net of taxes of $5,425 and $984, respectively	(3,942)	31,671
Change in unrealized (loss) on available-for-sale securities, net of taxes of ($371) and $0, respectively	(543)	—

Total comprehensive income	$212,679	$175,266

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended March 31,
	2011	2010
Revenues:
Financial Services	$569,976	$398,687
Healthcare	348,969	252,425
Manufacturing/Retail/Logistics	274,335	173,131
Other	177,973	135,477

Total revenue	$1,371,253	$959,720

Segment Operating Profit:
Financial Services	$194,498	$128,264
Healthcare	127,566	92,357
Manufacturing/Retail/Logistics	101,450	54,812
Other	56,122	43,186

Total segment operating profit	479,636	318,619
Less: unallocated costs(1)	214,271	135,602

Income from operations	$265,365	$183,017

(1)	Includes $16,065 and $13,945 of stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2011	2010
Revenues (1)
North America (2)	$1,069,953	$755,690
Europe (3)	255,886	173,632
Other (4)	45,414	30,398

Total	$1,371,253	$959,720

	As of March 31, 2011	As of December 31, 2010
Long-lived Assets(5)
North America(2)	$12,820	$12,198
Europe	4,103	3,687
Other(4)(6)	584,776	554,563

Total	$601,699	$570,448`

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $162,856 and $106,621 for the three months ended March 31, 2011 and 2010, respectively.
(4)	Includes our operations in Asia Pacific, Middle East and South America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 10 — Recent Accounting Pronouncements

In December 2010, the FASB issued a new accounting standard requiring that Step 2 of the goodwill impairment test be performed for reporting units whose carrying value is zero or negative. We adopted the new guidance effective January 1, 2011. Our adoption of this standard did not have a material effect on our financial condition or consolidated results of operations.

In December 2010, the FASB issued new guidance clarifying some of the disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosure required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. We adopted the new guidance effective January 1, 2011. Our adoption of this standard did not have a material effect on our financial condition or consolidated results of operations. However, it may result in additional disclosures in the event that we enter into a business combination that is material either on an individual or aggregate basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three months ended March 31, 2011, our revenue increased to $1,371.3 million compared to $959.7 million during the three months ended March 31, 2010. Net income increased to $208.3 million, or $0.67 per diluted share, including stock-based compensation expense, net of tax, equal to $0.04 per diluted share, during the three months ended March 31, 2011. This is compared to net income of $151.5 million, or $0.49 per diluted share, including stock-based compensation expense, net of tax, of $0.04 per diluted share, during the three months ended March 31, 2010. The key drivers of our revenue growth during the three months ended March 31, 2011 were as follows:

•

Strong performance across all our business segments with revenue growth ranging from 58.5% for Manufacturing/Retail/Logistics to 31.4% for our Other segment for the quarter as compared to the quarter ended March 31, 2010;

•	Continued penetration of the European market where we experienced revenue growth of 47.4% for the quarter as compared to the quarter ended March 31, 2010;

•	Increased customer spending on discretionary development projects;

•	Expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	Increased penetration at existing customers, including strategic customers; and

•	Continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing, or BPO, and business intelligence. We finished the quarter with approximately 714 active clients compared to 597 as of March 31, 2010 and increased the number of strategic clients by seven during the quarter bringing the total number of our strategic clients to 173. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 17.0% and 28.8%, respectively, of our total revenues during the quarter ended March 31, 2011 as compared to approximately 17.6% and 30.3%, respectively, for the quarter ended March 31, 2010. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

During the quarter ended March 31, 2011, our revenue from European customers increased by 47.4% to approximately $255.9 million compared to approximately $173.6 million in the quarter ended March 31, 2010. For the quarter ended March 31, 2011, revenue from Europe, excluding the UK, increased by approximately $26.0 million from approximately $67.0 million in the quarter ended March 31, 2010 to approximately $93.0 million and revenue from the UK increased by approximately $56.2 million from approximately $106.6 million in the quarter ended March 31, 2010 to approximately $162.9 million. We believe that Europe will continue to be an area of significant investment for us as we see this region as well as the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that India’s IT software and services and business process outsourcing sectors are expected to exceed $88 billion at the end of NASSCOM’s fiscal year 2012. This is an expected growth rate of approximately 17% over the prior fiscal year. According to NASSCOM’s “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities and are expected to result in export revenues of $175 billion by 2020.

Our operating margin increased to approximately 19.4% for the quarter ended March 31, 2011 compared to 19.1% for the quarter ended March 31, 2010. Excluding stock-based compensation expense of approximately $16.1 million, operating margin for the quarter ended March 31, 2011 was approximately 20.5%. This was slightly above our historic targeted operating margin range, excluding stock-based compensation expense, of 19% to 20% of total revenues. The increase in operating margin was primarily driven by improvements in pricing and achieving operating efficiencies, largely offset by an increase in compensation costs. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; strengthening our business analytic capabilities; strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; and recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2011, we expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the first quarter of 2011 with total headcount of approximately 111,200, which is an increase of approximately 25,700 as compared to the total headcount at March 31, 2010. The increase in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, is the primary driver of the increase in our operating expenses in 2011. Annualized turnover, including both voluntary and involuntary, was approximately 15.1% during the three months ended March 31, 2011. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies.

Our current India real estate development program includes planned construction of an additional 8.0 million square feet of new space. The expanded program includes the expenditure of approximately $500.0 million between 2011 and the end of 2014 on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones, or SEZs, located in India. During 2011, we expect to spend approximately $285 million globally for capital expenditures, a portion of which relates to our India real estate development program.

At March 31, 2011, we had cash and cash equivalents and short-term investments of $2,168.1 million and working capital of $2,734.1 million. Accordingly, we do not anticipate any near-term liquidity issues. During the three months ended March 31, 2011, we repurchased $77.1 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital.

While several measures have indicated that the economy may be improving, the global economic environment remains fragile. During 2011, we expect the following factors to affect our business and our operating results:

•	Stabilization of global economic conditions and the financial services sector;

•	Normalization of customer IT budgets, which may result in spending by customers on discretionary projects, specifically application development projects;

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO;

•	Secular changes driven by evolving technologies and regulatory changes;

•	Foreign currency volatility; and

•	Increase in our effective income tax rate as a result of the expiration of tax holiday benefits related to our Software Technology Parks, or STPs, in India.

In response to this fragile global economic environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to provide innovative solutions resulting in our garnering an increased portion of our customers’ overall IT spend;

•	Continue our focus on growing our business in Europe, the Middle East and the Asia Pacific region, where we believe there are opportunities to gain market share;

•	Continue to increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that can improve our overall service delivery capabilities;

•	Continue operating focus and discipline to appropriately manage our cost structure; and

•	Continue to locate most of our new development center facilities in SEZs to take advantage of SEZ tax incentives.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of investments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented companies that are eligible for certain income tax holiday benefits granted by the Indian government for export activities. These benefits for export activities conducted within STPs, expired during the first quarter ended March 31, 2011. A significant portion of the earnings of Cognizant India is generated within STPs, and upon expiration of these benefits these earnings are subject to regular corporate income tax at the current rate of 32.4%. The increase in our effective income tax rate for the three months ended March 31, 2011 is due primarily to the expiration of these STP holidays.

In addition, we have constructed and expect to continue to locate most of our newer development facilities in SEZs, which are entitled to certain income tax incentives for periods up to 15 years.

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

Investments. Our investment portfolio is primarily comprised of U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities, asset-backed securities, and bank time deposits. The asset-backed securities include securities backed by auto loans, credit card receivables, mortgage loans and other receivables and are rated AAA/Aaa. The years of issuance of our asset-backed securities fall in the 2004 to 2011 range.

We utilize various inputs to determine the fair value of our investment portfolio. To the extent they exist, unadjusted quoted market prices for identical assets in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices or liquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to timing and amounts of cash flows, discount rates, rate of return, and adjustments for nonperformance and liquidity. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on our results of operations and financial condition. See Note 5 for additional information related to our security valuation methodologies.

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

Goodwill . We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment. As of March 31, 2011, our goodwill balance was $224.0 million.

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

Risks . The majority of our development and delivery centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, limitations on immigration programs, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, and potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management to ensure the adequacy and effectiveness of our internal control over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Part II, Item 1A. “Risk Factors.”

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended March 31:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues	Increase / (Decrease)
					$	%
Revenues	$1,371,253	100.0	$959,720	100.0	$411,533	42.9
Cost of revenues (1)	782,176	57.0	555,904	57.9	226,272	40.7
Selling, general and administrative expenses(2)	296,330	21.6	194,993	20.3	101,337	52.0
Depreciation and amortization expense	27,382	2.0	25,806	2.7	1,576	6.1

Income from operations	265,365	19.4	183,017	19.1	82,348	45.0
Other income (expense), net	15,135		(4,265)		19,400	—
Provision for income taxes	72,173		27,252		44,921	164.8

Net income	$208,327	15.2	$151,500	15.8	$56,827	37.5

(1)	Includes stock-based compensation expense of $3,487 in 2011 and $3,667 in 2010 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $12,578 in 2011 and $10,278 in 2010 and is exclusive of depreciation and amortization expense.

The following table includes non-GAAP income from operations, excluding stock-based compensation, a measure defined by the Securities and Exchange Commission as a non-GAAP financial measure. This non-GAAP financial measure is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure, the financial statements prepared in accordance with GAAP and reconciliations of our GAAP financial statements to such non-GAAP measure should be carefully evaluated.

We seek to manage the company to a targeted operating margin, excluding stock-based compensation expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation expense, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation expense, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations excludes stock-based compensation expense, which is recurring. Stock-based compensation expense will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations and evaluating such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the three months ended March 31:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues
Income from operations, as reported	$265,365	19.4	$183,017	19.1
Add: stock-based compensation expense	16,065	1.1	13,945	1.4

Non-GAAP income from operations, excluding stock-based compensation expense	$281,430	20.5	$196,962	20.5

Revenue. Revenue increased 42.9%, or approximately $411.5 million, from approximately $959.7 million during the three months ended March 31, 2010 to approximately $1,371.3 million during the three months ended March 31, 2011. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary development projects, and greater penetration in the European market. Revenue from customers existing as of March 31, 2010 increased by approximately $354.3 million and revenue from new customers added since March 31, 2010 was approximately $57.2 million or approximately 13.9% of the period over period revenue increase and 4.2% of total revenues for the three months ended March 31, 2011. In addition, revenue from our North American and European customers for the three months ended March 31, 2011 increased by $314.3 million and $82.3 million, respectively, over the comparable 2010 quarter. We had approximately 714 active clients as of March 31, 2011 as compared to 597 active clients as of March 31, 2010. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Manufacturing/Retail/Logistics business segments accounted for approximately $171.3 million and $101.2 million, respectively, of the approximately $411.5 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 58.6% and 29.9%, respectively, compared to the three months ended March 31, 2010 and represented approximately 50.1% and 49.9%, respectively, of total revenues for the three months ended March 31, 2011. No customer accounted for sales in excess of 10% of revenues during the three months ended March 31, 2011 and 2010.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 40.7%, or approximately $226.3 million, from approximately $555.9 million during the three months ended March 31, 2010 to approximately $782.2 million during the three months ended March 31, 2011. The increase was due primarily to an increase in compensation and benefits costs of approximately $197.3 million, resulting from the increase in the number of our technical personnel and incentive-based compensation, as well as the appreciation of the Indian rupee versus the U.S. dollar offset by continued improvements in operating efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 46.6%, or approximately $102.9 million, from approximately $220.8 million during the three months ended March 31, 2010 to approximately $323.7 million during the three months ended March 31, 2011, and increased as a percentage of revenue from 23.0% to 23.6%. The increase as a percentage of revenue was due to an increase in compensation and benefit costs, including incentive-based compensation, and the impact of the appreciation of the Indian rupee versus the U.S. dollar, partially offset by economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current year and in prior years that allowed us to leverage our cost structure over a larger organization.

Income from Operations. Income from operations increased 45.0%, or approximately $82.4 million, from approximately $183.0 million during the three months ended March 31, 2010 to approximately $265.4 million during the three months ended March 31, 2011, representing operating margins of 19.4% of revenues in 2011 and 19.1% of revenues in 2010. The increase in operating margin was primarily driven by improvements in pricing and achieving operating efficiencies, largely offset by an increase in compensation costs. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 38 basis points or 0.38 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 26 basis points or 0.26 percentage points. Excluding stock-based compensation expense of $16.1 million and $13.9 million for the three months ended March 31, 2011 and March 31, 2010, operating margin was 20.5% for each of the three month periods ended March 31, 2011 and 2010.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended March 31, 2011, the settlement of certain cash flow hedges favorably impacted our operating margin by approximately 85 basis points or 0.85 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended March 31:

(Dollars in thousands)

	2011	2010	Increase/ (Decrease)
Foreign currency exchange gains	$10,196	$5,635	$4,561
Losses on foreign exchange forward contracts not designated as hedging instruments	(4,248)	(16,095)	11,847

Net foreign currency exchange gains (losses)	5,948	(10,460)	16,408
Interest income	8,937	6,054	2,883
Other, net	250	141	109

Total other income (expense), net	$15,135	$(4,265)	$19,400

The foreign currency exchange gains of approximately $10.2 million were primarily attributed to intercompany transactions between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $4.2 million of losses on foreign exchange forward contracts were related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of March 31, 2011, the notional value of these undesignated hedges was $234.0 million. The increase in interest income of $2.9 million was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $27.3 million during the three months ended March 31, 2010 to approximately $72.2 million during the three months ended March 31, 2011. The effective income tax rate increased from 15.2% for the three months ended March 31, 2010 to 25.7% for the three months ended March 31, 2011. The increase in our effective income tax rate was primarily attributed to the expiration of the STP holidays as well as a higher U.S. state effective income tax rate in 2011.

Net Income. Net income increased from approximately $151.5 million for the three months ended March 31, 2010 to approximately $208.3 million for the three months ended March 31, 2011, representing 15.8% and 15.2% of revenues, respectively. The decrease in net income as a percentage of revenues was primarily attributed to a higher effective income tax rate in the 2011 period partially offset by a higher operating margin.

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

As of March 31, 2011, we had 714 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the three months ended March 31, 2011 and 2010, respectively. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended March 31, 2011 and 2010 are as follows:

(Dollars in thousands)

	2011	2010	Increase / (Decrease)
			$	%
Revenues:
Financial Services	$569,976	$398,687	$171,289	43.0
Healthcare	348,969	252,425	96,544	38.2
Manufacturing/Retail/Logistics	274,335	173,131	101,204	58.5
Other	177,973	135,477	42,496	31.4

Total revenues	$1,371,253	$959,720	$411,533	42.9

Segment Operating Profit:
Financial Services	$194,498	$128,264	$66,234	51.6
Healthcare	127,566	92,357	35,209	38.1
Manufacturing/Retail/Logistics	101,450	54,812	46,638	85.1
Other	56,122	43,186	12,936	30.0

Total segment operating profit	$479,636	$318,619	$161,017	50.5

Financial Services Segment

Revenue. Revenue increased by 43.0%, or approximately $171.3 million, from approximately $398.7 million during the three months ended March 31, 2010 to approximately $570.0 million during the three months ended March 31, 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2010 and customers added during the three months ended March 31, 2011 was approximately $159.0 million and approximately $12.3 million, respectively. Within the segment, quarterly revenue from our banking and insurance customers increased approximately $129.1 million and $42.2 million, respectively. Overall, the year-over-

year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 51.6%, or approximately $66.2 million, from approximately $128.3 million during the three months ended March 31, 2010 to approximately $194.5 million during the three months ended March 31, 2011. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage of prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, an increase in compensation and benefit costs, including incentive-based compensation, and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Healthcare Segment

Revenue. Revenue increased by 38.2%, or approximately $96.5 million, from approximately $252.4 million during the three months ended March 31, 2010 to approximately $348.9 million during the three months ended March 31, 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2010 and customers added during the three months ended March 31, 2011 was approximately $89.3 million and approximately $7.2 million, respectively. Within the segment, growth was strong among both our life sciences and healthcare customers, where revenue increased by approximately $59.4 million and $37.1 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 38.1%, or approximately $35.2 million, from approximately $92.3 million during the three months ended March 31, 2010 to approximately $127.5 million during the three months ended March 31, 2011. The increase in segment operating profit was attributable primarily to increased revenues during the quarter.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 58.5%, or approximately $101.2 million, from approximately $173.1 million during the three months ended March 31, 2010 to approximately $274.3 million during the three months ended March 31, 2011. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2010 and customers added during the three months ended March 31, 2011was approximately $78.2 million and approximately $23.0 million, respectively. Within the segment, growth was strong among both our retail and hospitality customers and our manufacturing and logistics customers, where revenue during 2011 increased by approximately $56.4 million and $44.8 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 85.1%, or approximately $46.6 million, from approximately $54.8 million during the three months ended March 31, 2010 to approximately $101.4 million during the three months ended March 31, 2011. The increase in segment operating profit was attributable primarily to increased revenues during the year and achieving operating efficiencies, including continued leverage of prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, an increase in compensation and benefit costs, including incentive-based compensation, and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Other Segment

Revenue. Revenue increased 31.4%, or approximately $42.5 million, from approximately $135.5 million during the three months ended March 31, 2010 to approximately $178.0 million during the three months ended March 31, 2011. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2010 and customers added during the three months ended March 31, 2011 was approximately $27.8 million and approximately $14.7 million, respectively. Within the Other segment, growth was particularly strong among our entertainment, media and information services customers and our telecommunications customers where revenue increased by approximately $18.8 million and $15.5 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 30.0%, or approximately $12.9 million, from approximately $43.2 million during the three months ended March 31, 2010 to approximately $56.1 million during the three months ended March 31, 2011. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs, including incentive-based compensation, and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents and short-term investments of $2,168.1 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers; continued development of new service lines; possible acquisitions of related businesses; formation of joint ventures; stock repurchases; and general corporate purposes, including working capital. As of March 31, 2011, we had working capital of approximately $2,734.1 million, including short-term investments of $874.6 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $45.6 million during the three months ended March 31, 2011 as compared to approximately $2.3 million during the three months ended March 31, 2010. The increase was primarily attributed to an increase in net income during the quarter. Trade accounts receivable increased from approximately $901.3 million at December 31, 2010 to approximately $995.0 million at March 31, 2011. Unbilled accounts receivable increased from approximately $113.0 million at December 31, 2010 to approximately $128.2 million at March 31, 2011. The increase in trade accounts receivable and unbilled receivables as of March 31, 2011 as compared to December 31, 2010 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At March 31, 2011, our days of sales outstanding, including unbilled receivables, were approximately 74 days as compared to 71 days at December 31, 2010 and 76 days as of March 31, 2010.

Our investing activities used net cash of approximately $252.7 million during the three months ended March 31, 2011 as compared to approximately $57.1 million during the three months ended March 31, 2010. The increase in net cash used in investing activities primarily related to an increase in net investments and capital expenditures during the three months ended March 31, 2011.

Our financing activities used net cash of approximately $49.0 million during the three months ended March 31, 2011 as compared to providing approximately $43.5 million during the three months ended March 31, 2010. The increase in net cash used in financing activities primarily related to an increase in common stock repurchases during the three months ended March 31, 2011.

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

Commitments and Contingencies

As of March 31, 2011, we had outstanding fixed capital commitments of approximately $125.9 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 78.0% of our revenues for the quarter ended March 31, 2011 are generated from customers located in North America. However, a portion of our costs in India, representing approximately 31.6% of our global operating costs for the quarter ended

March 31, 2011, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency gains or losses upon remeasurement. For the quarter ended March 31, 2011, we reported foreign currency exchange gains, exclusive of losses on foreign exchange forward contracts not designated as hedging instruments of approximately $10.2 million, which were primarily attributed to the remeasurement of intercompany balances between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. During the first quarter of 2011, we reported income of $11.6 million on contracts that settled during the quarter. As of March 31, 2011, we have outstanding contracts with a notional value of $585.0 million and weighted average forward rate of 48.1 rupees to the U.S. dollar scheduled to mature in 2011, outstanding contracts with a notional value of $900 million and weighted average forward rate of 48.2 rupees to the U.S. dollar scheduled to mature in 2012, outstanding contracts with a notional value of $840.0 million and weighted average forward rate of 50.1 rupees to the U.S. dollar scheduled to mature in 2013, and outstanding contracts with a notional value of $360.0 million and weighted average forward rate of 52.1 rupees to the U.S. dollar scheduled to mature in 2014.

We also use foreign currency forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. During 2010, we entered into a series of foreign exchange forward contracts, scheduled to mature in 2011, to buy U.S. dollars and sell Indian rupees. At March 31, 2011, the notional value of the outstanding contracts was $234.0 million and the related fair value was a liability of $11.6 million. During the three months ended March 31, 2011, inclusive of losses of $4.2 million on these undesignated balance sheet hedges, we reported net foreign currency exchange gains of approximately $5.9 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2011 and 2010 that would have affected our liquidity or the availability of or requirements for capital resources.

Recent Accounting Pronouncements

See Note 10 to our condensed consolidated financial statements for additional information.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our professional staff. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered has caused wages to increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. Historically, we have experienced increases in compensation and benefit costs, including incentive-based compensation, in India; however, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies. There can be no assurance that we will be able to offset such cost increases in the future.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of March 31, 2011 and December 31, 2010, the notional value of these contracts was $2,685.0 million and $2,160.0 million, respectively. The outstanding contracts at March 31, 2011 are scheduled to mature each month during 2011, 2012, 2013 and 2014. At March 31, 2011 and December 31, 2010, the net unrealized gain on our outstanding foreign exchange forward contracts was $33.8 million and $32.3 million, respectively. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $249.1 million.

We also use foreign exchange forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. We entered into a series of foreign exchange forward contracts, scheduled to mature in 2011, to buy U.S. dollars and sell Indian rupees. At March 31, 2011, the notional value of the outstanding contracts was $234.0 million and the related fair value was a liability of $11.6 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $24.5 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2011 and 2010 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of March 31, 2011, we had approximately $2,168.1 million of cash and cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade, rated A or better with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of March 31, 2011, our short-term investments totaled $874.6 million. Our investment portfolio is primarily comprised of U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities, asset-backed securities, and bank time deposits.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2011. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first quarter of 2011, approximately 78.0% of our revenues were attributable to the North American region, 18.7% were attributable to the European region, and 3.3% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, as noted above, India’s central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including new service taxes, and income-related taxes, including the Minimum Alternative Tax, or MAT. In addition, a change in government leadership in India or change in policies of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition.

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

Revenues from customers outside North America represented approximately 22.0% of our revenues for the quarter ended March 31, 2011. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in the U.S. Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. On August 13, 2010, President Barack Obama signed Public Law 111-230, which contained provisions to impose additional fees of $2,000 for certain H-1B petitions and $2,250 for certain L-1A and L-1B petitions beginning in August 2010 through September 20, 2014. These fees were extended through September 20, 2015 in Public Law 111-347. Given the ongoing debate over this issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may: broaden existing restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, or impact private industry with measures that include but are not limited to tax disincentives, fees or penalties, intellectual property transfer restrictions, and new standards that have the effect of restricting the use of certain business and/or work visas. In the event that any of these measures become law, our business, results of operations and financial condition could be adversely affected and our ability to provide services to our customers could be impaired.

In addition, from time to time, there has been publicity about negative experiences associated with offshore outsourcing, such as domestic job loss and theft and misappropriation of sensitive client data, particularly involving service providers in India. Current or prospective clients may elect to perform certain services themselves or may be discouraged from utilizing global service delivery providers due to negative perceptions that may be associated with using global service delivery models or firms. Any slowdown or reversal of existing industry trends toward offshore outsourcing would seriously harm our ability to compete effectively with competitors that provide the majority of their services from within the country in which our clients operate.

Existing and future legislative and administrative/regulatory policies restricting the performance of business process services from an offshore location in jurisdictions in Europe, the Asia Pacific, or any other region in which we have clients could also have a material adverse effect on our business, results of operations and financial condition. For example, legislation enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union, or EU, countries, and provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, to avoid unfair dismissal claims we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients who outsource business to us in the United Kingdom and other EU countries who have adopted similar laws. These types of policies may materially affect our ability to obtain new business from companies in the United Kingdom and EU and to provide outsourced services to companies in the United Kingdom and EU in a cost-effective manner.

Our growth may be hindered by immigration restrictions.

Our future success continues to depend on our ability to attract and retain employees with technical and project management skills from developing countries, especially India. The vast majority of our professionals in the United States and in Europe are Indian nationals. The ability of Indian nationals to work in the United States and Europe depends on their ability and our ability to obtain the necessary visas and work permits.

The H-1B visa classification enables United States employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. We began filing H-1B petitions with CIS against the fiscal year (FY) 2011 caps beginning April 1, 2010 for work in H-1B status beginning on October 1, 2010. On January 21, 2011 CIS reached its advanced degree cap for FY 2011, and on January 27, 2011, CIS reached its general cap for FY 2011. We plan to begin filing H-1B petitions with CIS against the FY 2012 caps beginning April 1, 2011 for work in H-1B status beginning on October 1, 2011. As part of our advanced planning process, we believe that we have a sufficient number of employees work permit-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

We also regularly transfer employees from India to the United States to work on projects at client sites using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives, and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L” petition, under which the corporate relationships of our transferring and receiving entities have been pre-approved by CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing a pre-approval process through CIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and CIS, which adjudicates individual petitions for initial grants and extensions of L-1 status, have become increasingly restrictive with respect to this category. As a result, the rate of refusals of initial individual L-1 petitions and extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

Pursuant to the L-1 Visa Reform Act which became effective in June 2005, there are a number of restrictions and requirements that must be met for us to obtain L-1 visas for our personnel. Under one provision of the L-1 Visa Reform Act, all L-1 applicants, including those brought to the United States under a Blanket L Program, must have worked abroad with the related company for one full year in the prior three years. In addition, L-1B holders (intracompany transferees with specialized company knowledge) may not be primarily stationed at the work site of another employer if the L-1B visa holder will be controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

We do not place L-1B workers at third party sites where they are under the primary supervision of a different employer, nor do we place L-1B workers at third party sites in an arrangement to provide labor for the third party without providing a service involving our specialized knowledge. Since implementation of the L-1 Visa Reform Act, we consistently have established this fact to CIS’s satisfaction. However, if CIS and/or the United States Department of State, through its visa-issuing consular posts abroad, decide to interpret these provisions in a very restrictive fashion, this could impair our ability to staff our projects in the United States with resources from our entities abroad. New guidance governing these statutory provisions is being developed by CIS, and if such guidance is restrictive in nature, our ability to staff our projects in the United States with resources from our entities abroad will be impaired.

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

In addition to immigration restrictions in the United States, there are certain restrictions on transferring employees to work in the United Kingdom, where we have experienced significant growth. The United Kingdom currently requires that all employees who are not nationals of European Union countries (plus nationals of Bulgaria and Romania) or EEA nationals, obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. European nations such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but employees need to register to work within 30 days of arrival. The United Kingdom has a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom can accumulate a certain number of points based on certain attributes. Where the employee has not worked for a Cognizant group company outside the United Kingdom for at least 6 months, we must carry out a resident labor market test to confirm that the intended role cannot be filled by an EEA national. We are currently an A-rated sponsor and were allocated certificates of sponsorship which we believe are sufficient to meet our current and expected demand for transfers to the United Kingdom. On November 23, 2010, the United Kingdom announced new restrictions to control annual net migration, but allowed for temporary intra-company transfers of employees from outside the European Economic Area for up to five years as long as the employees meet certain compensation requirements.

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

Approximately 78.0% of our revenues during the quarter ended March 31, 2011 were derived from customers located in North America. In the same period, approximately 18.7% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because a large portion of our revenues are derived from the United States and Europe. In addition, during the quarter ended March 31, 2011, we earned approximately 41.6% of our revenues from the financial services industry, which includes insurance. A deterioration in the financial services industry and significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the quarter ended March 31, 2011, we reported an operating margin of 19.4%. Our operating margin may decline if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

Our top five customers generated approximately 17.0% of our revenues for the quarter ended March 31, 2011. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Effective January 1, 2002, and in accordance with authoritative literature, we no longer accrue incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will have to accrue the applicable amount of taxes associated with such earnings and pay taxes at a substantially higher rate than our effective income tax rate in 2011. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be negatively impacted upon the loss of certain tax benefits provided by India to companies in our industry as well as from proposed tax legislation in India.

Cognizant India is primarily export-oriented and is eligible for certain income tax holiday benefits granted by the Indian government for export activities. These benefits for export activities conducted within STPs expired during the first quarter ended March 31, 2011. A significant portion of the earnings of Cognizant India is generated within STPs, and upon expiration of these benefits these earnings are subject to regular corporate income tax at the current rate of 32.4%, resulting in a significant increase in our effective income tax rate for 2011.

In addition to STPs, we have constructed and expect to continue to construct our newer development centers in areas designated as SEZs. Development centers operating in SEZs are entitled to certain income tax incentives for periods up to 15 years. Changes in Indian tax laws that would reduce or deny SEZ tax benefits could have a material adverse effect on our business, results of operations and financial condition. In addition, as part of the Indian government’s 2011 budget, effective April 1, 2011, all Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of 20.0%. Any MAT paid is creditable against future taxable income for a period of up to 10 years. Currently, we anticipate utilizing our existing MAT balances against future taxable income. Whether we will be able to fully realize our MAT related deferred income tax assets will depend on possible changes to the Indian tax laws as well as the future financial results of Cognizant India. The inability to fully realize our deferred income tax assets related to the MAT could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 31.8% of our revenues for the quarter ended March 31, 2011. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Historically, we have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

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

Issuer Purchases of Equity Securities

In December 2010, our Board of Directors authorized up to $150.0 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock. The $150.0 million authorization excluded fees and expenses and expires in December 2011. The program authorizes management to repurchase shares in the open market or in private transactions from time to time, depending on market conditions. During the three months ended March 31, 2011, we repurchased $77.1 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
January 1, 2011 – January 31, 2011	—	—	—	$108,144
February 1, 2011 – February 28, 2011	372,450	$74.57	372,450	80,369
March 1, 2011 – March 31, 2011	661,750	$74.47	661,750	31,090

Total	1,034,200	$74.51	1,034,200

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: May 5, 2011	By:	/s/ Francisco D’Souza

Francisco D’Souza,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Gordon Coburn

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