Form 10-Q
period 2011-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2011-08-04
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 29, 2011:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	303,655,336

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2011 and 2010 and for the Six Months Ended June 30, 2011 and 2010	1

	Condensed Consolidated Statements of Financial Position (Unaudited) as of June 30, 2011 and December 31, 2010	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION		31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	48

SIGNATURES		49

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$1,485,242	$1,105,154	$2,856,495	$2,064,874
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	860,871	641,019	1,643,047	1,196,923
Selling, general and administrative expenses	326,718	234,547	623,048	429,540
Depreciation and amortization expense	27,695	23,673	55,077	49,479

Income from operations	269,958	205,915	535,323	388,932

Other income (expense), net:
Interest income	9,474	6,547	18,411	12,601
Other, net	(1,827)	(4,454)	4,371	(14,773)

Total other income (expense), net	7,647	2,093	22,782	(2,172)

Income before provision for income taxes	277,605	208,008	558,105	386,760
Provision for income taxes	69,560	35,833	141,733	63,085

Net income	$208,045	$172,175	$416,372	$323,675

Basic earnings per share	$0.68	$0.57	$1.37	$1.08

Diluted earnings per share	$0.67	$0.56	$1.34	$1.05

Weighted average number of common shares outstanding – Basic	303,989	299,889	304,015	298,887
Dilutive effect of shares issuable under stock-based compensation plans	7,488	8,598	7,625	8,689

Weighted average number of common shares outstanding – Diluted	311,477	308,487	311,640	307,576

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,193,040	$1,540,969
Short-term investments	1,076,371	685,419
Trade accounts receivable, net of allowances of $22,821 and $20,991, respectively	1,075,193	901,308
Unbilled accounts receivable	152,399	112,960
Deferred income tax assets, net	80,756	96,164
Other current assets	180,138	181,414

Total current assets	3,757,897	3,518,234
Property and equipment, net of accumulated depreciation of $402,581 and $352,472, respectively	614,494	570,448
Goodwill	224,136	223,963
Intangible assets, net	87,850	85,136
Deferred income tax assets, net	112,846	109,808
Other noncurrent assets	119,479	75,485

Total assets	$4,916,702	$4,583,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89,057	$75,373
Deferred revenue	84,629	84,590
Accrued expenses and other current liabilities	713,665	770,763

Total current liabilities	887,351	930,726
Deferred income tax liabilities, net	3,558	4,946
Other noncurrent liabilities	73,944	62,971

Total liabilities	964,853	998,643

Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized at June 30, 2011 and 500,000 shares authorized at December 31, 2010; 303,608 and 303,941 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3,036	3,039
Additional paid-in capital	756,896	846,886
Retained earnings	3,115,280	2,698,908
Accumulated other comprehensive income (loss)	76,637	35,598

Total stockholders’ equity	3,951,849	3,584,431

Total liabilities and stockholders’ equity	$4,916,702	$4,583,074

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$416,372	$323,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,237	52,629
Provision for doubtful accounts	2,517	5,515
Deferred income taxes	(1,819)	38,860
Stock-based compensation expense	39,744	27,935
Excess tax benefit on stock-based compensation plans	(22,041)	(28,411)
Other	164	(799)
Changes in assets and liabilities:
Trade accounts receivable	(170,419)	(192,309)
Other current assets	(37,511)	(78,822)
Other assets	(17,163)	(12,726)
Accounts payable	7,644	20,618
Other current and noncurrent liabilities	(14,983)	(18,543)

Net cash provided by operating activities	260,742	137,622

Cash flows from investing activities:
Purchases of property and equipment	(89,550)	(66,165)
Purchases of investments	(771,018)	(413,918)
Proceeds from maturity or sale of investments	383,486	251,133
Acquisitions, net of cash acquired	(19,321)	(29,035)

Net cash used in investing activities	(496,403)	(257,985)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	40,282	49,935
Excess tax benefit on stock-based compensation plans	22,041	28,411
Repurchases of common stock	(192,130)	(4,901)

Net cash (used in) provided by financing activities	(129,807)	73,445

Effect of currency translation on cash and cash equivalents	17,539	(14,326)

(Decrease) in cash and cash equivalents	(347,929)	(61,244)
Cash and cash equivalents, beginning of year	1,540,969	1,100,930

Cash and cash equivalents, end of period	$1,193,040	$1,039,686

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

Note 2 — Investments

Investments were as follows:

	June 30, 2011	December 31, 2010
Available-for-sale securities:
U.S. Treasury and agency debt securities	$423,673	$340,384
Corporate and other debt securities	228,000	122,909
Asset-backed securities	95,836	33,154
Municipal debt securities	42,081	41,655
Foreign government debt securities	9,562	7,926

Total available-for-sale securities	799,152	546,028
Time deposits	277,219	139,391

Total investments	$1,076,371	$685,419

Our available-for-sale investment securities consist primarily of U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, debt securities issued by supranational institutions and asset-backed securities, including those backed by auto loans, credit card receivables, mortgage loans and other receivables. Our investment guidelines are to purchase securities with a credit rating of A and above at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of June 30, 2011 and December 31, 2010.

Available-for-Sale Securities

The amortized cost, unrealized gains and losses and fair value of available-for-sale investment securities at June 30, 2011 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$422,077	$1,670	$(74)	$423,673
Corporate and other debt securities	226,654	1,422	(76)	228,000
Asset-backed securities	95,783	146	(93)	95,836
Municipal debt securities	42,093	81	(93)	42,081
Foreign government debt securities	9,446	118	(2)	9,562

Total available-for-sale investment securities	$796,053	$3,437	$(338)	$799,152

The amortized cost, unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2010 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$339,982	$994	$(592)	$340,384
Corporate and other debt securities	122,137	835	(63)	122,909
Asset-backed securities	33,258	33	(137)	33,154
Municipal debt securities	41,802	2	(149)	41,655
Foreign government debt securities	7,844	83	(1)	7,926

Total available-for-sale investment securities	$545,023	$1,947	$(942)	$546,028

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of June 30, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$100,897	$(74)	$—	$—	$100,897	$(74)
Corporate and other debt securities	55,771	(76)	—	—	55,771	(76)
Asset-backed securities	41,966	(84)	944	(9)	42,910	(93)
Municipal debt securities	9,101	(93)	—	—	9,101	(93)
Foreign government debt securities	1,522	(2)	—	—	1,522	(2)

Total	$209,257	$(329)	$944	$(9)	$210,201	$(338)

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months were as follows as of December 31, 2010:

	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$200,772	$(592)
Corporate and other debt securities	16,518	(63)
Asset-backed securities	17,791	(137)
Municipal debt securities	25,598	(149)
Foreign government debt securities	1,203	(1)

Total	$261,882	$(942)

As of December 31, 2010, we did not have any investments in available-for-sale securities that had been in an unrealized loss position for 12 months or longer.

The unrealized losses for the above securities as of June 30, 2011 and as of December 31, 2010 are primarily attributable to changes in interest rates. As of June 30, 2011, we do not consider any of the investments to be other-than-temporarily impaired.

The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of available-for-sale investment securities as of June 30, 2011 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$79,665	$79,849
Due after one year through five years	609,235	612,167
Due after five years through ten years	1,069	1,026
Due after ten years	10,301	10,274
Asset-backed securities	95,783	95,836

Total available-for-sale investment securities	$796,053	$799,152

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sales of available-for-sale investment securities	$132,201	$19,093	$259,728	$19,093

Gross gains	$828	$82	$1,310	$82
Gross losses	(35)	(56)	(168)	(56)

Net gains on sales of available-for-sale securities	$793	$26	$1,142	$26

Note 3 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	June 30, 2011	December 31, 2010
Compensation and benefits	$463,489	$533,067
Income taxes	29,991	14,999
Professional fees	32,613	34,121
Travel and entertainment	19,656	16,531
Customer volume incentives	90,701	85,180
Derivative financial instruments	8,219	7,504
Deferred income taxes	1,131	1,134
Other	67,865	78,227

Total accrued expenses and other current liabilities	$713,665	$770,763

Note 4 — Income Taxes

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities. These benefits for export activities conducted within Software Technology Parks, or STPs, expired during the first quarter ended March 31, 2011, and the income from such activities is now subject to corporate income tax at the current rate of 32.4%, resulting in a significant increase in our effective tax rate for 2011. In addition to STPs, we have constructed and expect to continue to locate most of our newer development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs are entitled to certain income tax incentives for export activities for periods up to 15 years. Effective April 1, 2011, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income taxes, subject to limitations.

Our effective income tax rates were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Effective income tax rate	25.1%	17.2%	25.4%	16.3%

For the 2011 and 2010 periods, the principal difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax benefits and earnings taxed in countries that have lower rates than the United States.

Note 5 — Fair Value Measurements

We measure our cash equivalents, investments, and foreign exchange forward contracts at fair value. The authoritative guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$416,372	$—	$—	$416,372
Time deposits	—	1,853	—	1,853
Commercial paper	—	26,476	—	26,476

Total cash equivalents	416,372	28,329	—	444,701

Investments:
Time deposits	—	277,219	—	277,219

Available-for-sale securities:
U.S. Treasury and agency debt securities	275,861	147,812	—	423,673
Corporate and other debt securities	—	228,000	—	228,000
Asset-backed debt securities	—	95,836	—	95,836
Municipal debt securities	—	42,081	—	42,081
Foreign government debt securities	—	9,562	—	9,562

Total available-for-sale securities	275,861	523,291	—	799,152

Total investments	275,861	800,510	—	1,076,371

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	32,369	—	32,369
Accrued expenses and other current liabilities	—	(8,219)	—	(8,219)
Other noncurrent assets	—	36,087	—	36,087
Other noncurrent liabilities	—	(788)	—	(788)

Total	$692,233	$888,288	$—	$1,580,521

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$421,424	$—	$—	$421,424
Time deposits	—	67,703	—	67,703

Total cash equivalents	421,424	67,703	—	489,127

	Level 1	Level 2	Level 3	Total
Investments:
Time deposits	—	139,391	—	139,391

Available-for-sale securities
U.S. Treasury and agency debt securities	268,114	72,270	—	340,384
Corporate and other debt securities	—	122,909	—	122,909
Asset-backed debt securities	—	33,154	—	33,154
Municipal debt securities	—	41,655	—	41,655
Foreign government debt securities	—	7,926	—	7,926

Total available-for-sale securities	268,114	277,914	—	546,028

Total investments	268,114	417,305	—	685,419

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	30,983	—	30,983
Accrued expenses and other current liabilities	—	(7,504)	—	(7,504)
Other noncurrent assets	—	8,144	—	8,144
Other noncurrent liabilities	—	(6,601)	—	(6,601)

Total	$689,538	$510,030	$—	$1,199,568

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

During the three and six months ended June 30, 2011 and the year ended December 31, 2010, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

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

The following table provides information on the location and fair values of derivative financial instruments included in our condensed consolidated statements of financial position as of June 30, 2011:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$32,369	$—
	Other noncurrent assets	36,087	—
	Accrued expenses and other current liabilities	—	346
	Other noncurrent liabilities	—	788

	Total	68,456	1,134

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	7,873

	Total	—	7,873

Total		$68,456	$9,007

The following table provides information on the location and fair values of derivative financial instruments in our condensed consolidated statements of financial position as of December 31, 2010:

Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$30,983	$—
	Other noncurrent assets	8,144	—
	Accrued expenses and other current liabilities	—	187
	Other noncurrent liabilities	—	6,601

	Total	39,127	6,788

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	7,317

	Total	—	7,317

Total		$39,127	$14,105

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

	June 30, 2011	December 31, 2010
2011	$390,000	$780,000
2012	900,000	780,000
2013	900,000	600,000
2014	600,000	—

Total notional value of contracts outstanding	$2,790,000	$2,160,000

Net unrealized gain included in accumulated other comprehensive income (loss), net of taxes	$53,307	$30,723

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to salary expense reported within cost of revenues and selling, general and administrative expenses. The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended June 30, 2011:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$48,024	Cost of revenues	$11,964

		Selling, general and administrative expenses	2,560

Total	$48,024		$14,524

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended June 30, 2010:

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

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the six months ended June 30, 2011:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)	Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$61,102	Cost of revenues	$21,526

		Selling, general and administrative expenses	4,593

Total	$61,102		$26,119

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

Other Derivatives

We also use foreign exchange forward contracts, which have not been designated as hedges, to hedge our foreign currency exposure to Indian rupee denominated net monetary assets. We entered into a series of foreign exchange forward contracts to purchase U.S. dollars and sell Indian rupees. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other, net in our condensed consolidated statements of operations.

Additional information related to our outstanding contracts is as follows:

	June 30, 2011	December 31, 2010
Notional value of contracts outstanding	$216,659	$234,021

The following table provides information on the location and amounts of realized and unrealized pre-tax gains (losses) on our other derivative financial instruments for the three months ended June 30, 2011 and 2010.

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2011	2010
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$(5,267)	$14,320

Total		$(5,267)	$14,320

The following table provides information on the location and amounts of realized and unrealized pre-tax gains (losses) on our other derivative financial instruments for the six months ended June 30, 2011 and 2010.

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2011	2010
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$(9,515)	$(1,775)

Total		$(9,515)	$(1,775)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 7 — Commitments and Contingencies

Our current India real estate development program includes planned construction of approximately 8.0 million square feet of new space. The expanded program includes the expenditure of approximately $500,000 on land acquisition, facilities construction and furnishings to build new, company-owned state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India. As of June 30, 2011, we had outstanding fixed capital commitments of approximately $110,720 related to our India development center expansion program.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s systems or our failure to meet our contractual obligations to our clients, including any breach involving a customer’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations and financial condition.

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

Note 8 — Comprehensive Income

The components of accumulated other comprehensive income (loss) were as follows:

	June 30, 2011	December 31, 2010
Foreign currency translation adjustments	$21,523	$4,278
Unrealized gain on cash flow hedges, net of taxes	53,307	30,723
Unrealized gain on available-for-sale securities, net of taxes	1,807	597

Total accumulated other comprehensive income (loss)	$76,637	$35,598

The components of comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$208,045	$172,175	$416,372	$323,675
Foreign currency translation adjustments	8,408	(5,969)	17,245	(13,874)
Change in unrealized gain (loss) on cash flow hedges, net of taxes of $6,974 and $(2,084) for the three months ended, and $12,399 and $(1,100) for the six months ended, respectively	26,526	(60,124)	22,584	(28,453)
Change in unrealized gain on available-for-sale securities, net of taxes of $1,255 and $665 for the three months ended, and $884 and $665 for the six months ended, respectively	1,753	970	1,210	970

Total comprehensive income	$244,732	$107,052	$457,411	$282,318

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

Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the impact of the settlement of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Financial Services	$612,689	$470,773	$1,182,665	$869,460
Healthcare	386,434	282,215	735,403	534,640
Manufacturing/Retail/Logistics	294,376	203,117	568,711	376,248
Other	191,743	149,049	369,716	284,526

Total revenue	$1,485,242	$1,105,154	$2,856,495	$2,064,874

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Segment Operating Profit:
Financial Services	$203,997	$161,336	$398,495	$289,600
Healthcare	138,046	101,968	265,612	194,325
Manufacturing/Retail/Logistics	107,072	65,177	208,522	119,989
Other	59,247	47,748	115,369	90,934

Total segment operating profit	508,362	376,229	987,998	694,848
Less: unallocated costs(1)	238,404	170,314	452,675	305,916

Income from operations	$269,958	$205,915	$535,323	$388,932

(1)	Includes $23,679 and $39,744 of stock-based compensation expense for the three and six months ended June 30, 2011, respectively and $13,990 and $27,935 of stock-based compensation expense for the three and six months ended June 30, 2010, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues: (1)
North America (2)	$1,155,046	$868,928	$2,224,999	$1,624,618
Europe (3)	276,740	200,170	532,626	373,802
Other (4)	53,456	36,056	98,870	66,454

Total	$1,485,242	$1,105,154	$2,856,495	$2,064,874

	As of June 30, 2011	As of December 31, 2010
Long-lived Assets (5)
North America(2)	$14,470	$12,198
Europe	4,652	3,687
Other (4)(6)	595,372	554,563

Total	$614,494	$570,448

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $176,315 and $130,345 for the three months ended and $339,171 and $236,966 for the six months ended June 30, 2011 and 2010, respectively.
(4)	Includes our operations in Asia Pacific, Middle East and South America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 10 — Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued a new accounting standard requiring that Step 2 of the goodwill impairment test be performed for reporting units whose carrying value is zero or negative. We adopted the new guidance effective January 1, 2011. Our adoption of this standard did not have a material effect on our financial condition or consolidated results of operations.

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

In May 2011, the FASB issued new guidance, which clarifies the application of some existing fair value measurement requirements and changes other requirements for measuring fair value and for disclosing certain information about fair value measurements. Specifically, the new guidance clarifies that the “highest and best use” concept applies only to nonfinancial assets. The new standard provides additional guidance on measuring the fair value of an instrument classified in the reporting entity’s stockholders’ equity. The new standard makes explicit the requirement to disclose quantitative information about the unobservable inputs used in a Level 3 fair value measurement. The new standard provides additional guidance for the valuation of financial instruments that are managed within a portfolio and for the application of valuation premium and discounts. Finally, the new standard requires additional disclosures related to fair value measurements. This new standard will be effective on a prospective basis for periods beginning after January 1, 2012. We are in the process of evaluating the potential impact this standard will have on our consolidated financial statements.

In June 2011, the FASB issued an accounting update, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, thus eliminating the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, the new guidance requires that the reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. This standard will be effective on a retrospective basis for periods beginning after January 1, 2012. The adoption of this standard affects financial statement presentation only and will have no effect on our financial condition or consolidated results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three and six months ended June 30, 2011, our revenue increased to $1,485.2 million and $2,856.5 million compared to $1,105.2 million and $2,064.9 million during the three and six months ended June 30, 2010. Net income increased to $208.0 million and $416.4 million, or $0.67 and $1.34 per diluted share, including stock-based compensation expense, net of tax, equal to $0.05 and $0.09 per diluted share, during the three and six months ended June 30, 2011, respectively. This is compared to net income of $172.2 million and $323.7 million, or $0.56 and $1.05 per diluted share, including stock-based compensation expense, net of tax, of $0.03 and $0.07 per diluted share, during the three and six months ended June 30, 2010, respectively. The key drivers of our revenue growth during the three months ended June 30, 2011 were as follows:

•

Strong performance across all our business segments, with revenue growth ranging from 28.6% for our Other segment to 44.9% for Manufacturing/Retail/Logistics for the quarter as compared to the quarter ended June 30, 2010;

•	Continued penetration of the European market where we experienced revenue growth of 38.3% for the quarter as compared to the quarter ended June 30, 2010;

•	Increased customer spending on discretionary development projects;

•	Expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	Increased penetration at existing customers, including strategic customers; and

•	Continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing, or BPO, and business intelligence. We finished the quarter with approximately 721 active clients compared to 662 as of June 30, 2010 and increased the number of strategic clients by six during the quarter bringing the total number of our strategic clients to 179. We define a strategic client as one offering the potential to generate $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 16.9% and 28.3%, respectively, of our total revenues during the quarter ended June 30, 2011 as compared to approximately 18.7% and 31.1%, respectively, for the quarter ended June 30, 2010. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

During the quarter ended June 30, 2011, our revenue from European customers increased by 38.3% to approximately $276.7 million compared to approximately $200.2 million in the quarter ended June 30, 2010. For the quarter ended June 30, 2011, revenue from Europe, excluding the UK, increased by approximately $30.6 million from approximately $69.8 million in the quarter ended June 30, 2010 to approximately $100.4 million and revenue from the UK increased by approximately $46.0 million from approximately $130.3 million in the quarter ended June 30, 2010 to approximately $176.3 million. We believe that Europe will continue to be an area of significant investment for us as we see this region as well as the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

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

Our operating margin decreased to approximately 18.2% for the quarter ended June 30, 2011 compared to 18.6% for the quarter ended June 30, 2010. Excluding stock-based compensation expense of approximately $23.7 million, operating margin for the quarter ended June 30, 2011 was approximately 19.8%. This was within our targeted operating margin range, excluding stock-based compensation expense, of 19% to 20% of total revenues. The operating margin decrease was primarily due to an increase in compensation costs and investments to grow our business, partially offset by operating efficiencies. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; strengthening our business analytic capabilities; strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; and recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the second quarter of 2011 with total headcount of approximately 118,300 which is an increase of approximately 29,600 as compared to the total headcount at June 30, 2010. The increase in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, is the primary driver of the increase in our operating expenses in 2011. Annualized turnover, including both voluntary and involuntary, was approximately 15.2% during the three months ended June 30, 2011. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies.

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

At June 30, 2011, we had cash and cash equivalents and short-term investments of $2,269.4 million and working capital of $2,870.5 million. Accordingly, we do not anticipate any near-term liquidity issues. During the three months ended June 30, 2011, we repurchased $96.1 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital.

While several measures have indicated that the economy may be improving, the global economic environment remains fragile. During the remainder of 2011, we expect the following factors to affect our business and our operating results:

•	Stabilization of global economic conditions and the financial services sector;

•	Normalization of customer IT budgets, which may result in spending by customers on discretionary projects, specifically application development projects;

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO;

•	Secular changes driven by evolving technologies and regulatory changes;

•	Volatility in foreign currency rates; and

•	Increase in our effective income tax rate, as compared to the previous year, as a result of the expiration of tax holiday benefits related to our Software Technology Parks, or STPs, in India.

In response to this fragile global economic environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to provide innovative solutions resulting in our garnering an increased portion of our customers’ overall IT spend;

•	Continue our focus on growing our business in Europe, the Middle East and the Asia Pacific regions, where we believe there are opportunities to gain market share;

•	Continue to increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Continue operating focus and discipline to appropriately manage our cost structure; and

•	Continue to locate most of our new development center facilities in SEZs to take advantage of SEZ tax incentives.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of investments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing our consolidated financial statements:

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

On an on-going basis, we evaluate whether a valuation allowance is needed to reduce our deferred income tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the potential need for a valuation allowance, in the event we determine that we will be able to realize deferred income tax assets in the future in excess of the net recorded amount, an adjustment to the deferred income tax asset would increase income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of the net deferred income tax asset in the future, an adjustment to the deferred income tax asset would be charged to income in the period such determination was made.

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the Indian government for export activities. These benefits for export activities conducted within STPs expired during the first quarter ended March 31, 2011, and the income from such activities is now subject to corporate income tax at the current rate of 32.4%, resulting in a significant increase in our effective tax rate for 2011. In addition to STPs, we have constructed and expect to continue to locate most of our newer development facilities in SEZs, which are entitled to certain income tax incentives for export activities for periods up to 15 years. Effective April 1, 2011, all Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income taxes, subject to limitations.

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

Investments. Our investment portfolio is primarily comprised of U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities, asset-backed securities, and bank time deposits. The asset-backed securities include securities backed by auto loans, credit card receivables, mortgage loans and other receivables and are rated AAA/Aaa. The years of issuance of our asset-backed securities fall in the 2002 to 2011 range.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment. As of June 30, 2011, our goodwill balance was $224.1 million.

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

Risks. The majority of our development and delivery centers, including a majority of our employees, are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, limitations on immigration programs, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local and cross border conflicts, and potentially adverse tax consequences, tariffs, quotas and other barriers. We are also subject to risks associated with our overall compliance with various applicable laws, regulations and standards, including Section 404 of the Sarbanes-Oxley Act of 2002. The inability of our management to ensure the adequacy and effectiveness of our internal control over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline. See Part II, Item 1A. “Risk Factors.”

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended June 30:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues	Increase / (Decrease)
					$	%
Revenues	$1,485,242	100.0	$1,105,154	100.0	$380,088	34.4
Cost of revenues (1)	860,871	58.0	641,019	58.0	219,852	34.3
Selling, general and administrative expenses(2)	326,718	22.0	234,547	21.2	92,171	39.3
Depreciation and amortization expense	27,695	1.9	23,673	2.2	4,022	17.0

Income from operations	269,958	18.2	205,915	18.6	64,043	31.1
Other income (expense), net	7,647		2,093		5,554	265.4
Provision for income taxes	69,560		35,833		33,727	94.1

Net income	$208,045	14.0	$172,175	15.6	$35,870	20.8

(1)	Includes stock-based compensation expense of $3,662 and $3,372 in the three months ended June 30, 2011 and 2010, respectively and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $20,017 and $10,618 in the three months ended June 30, 2011 and 2010, respectively and is exclusive of depreciation and amortization expense.

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

We seek to manage the company to a targeted operating margin, excluding stock-based compensation expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation expense, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation expense, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense allows investors to make additional comparisons between our operating results and that of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the three months ended June 30:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues
Income from operations, as reported	$269,958	18.2	$205,915	18.6
Add: stock-based compensation expense	23,679	1.6	13,990	1.3

Non-GAAP income from operations, excluding stock-based compensation expense	$293,637	19.8	$219,905	19.9

Revenue. Revenue increased 34.4%, or approximately $380.1 million, from approximately $1,105.2 million during the three months ended June 30, 2010 to approximately $1,485.2 million during the three months ended June 30, 2011. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs and increased customer spending on discretionary development projects. Revenue from customers existing as of June 30, 2010 increased by approximately $335.2 million and revenue from new customers added since June 30, 2010 was approximately $44.9 million or approximately 11.8% of the period over period revenue increase and 3.0% of total revenues for the three months ended June 30, 2011. In addition, revenue from our North American and European customers for the three months ended June 30, 2011 increased by $286.1 million and $76.6 million, respectively, over the comparable 2010 quarter. We had approximately 721 active clients as of June 30, 2011 as compared to 662 active clients as of June 30, 2010. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $141.9 million and $104.2 million, respectively, of the approximately $380.1 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 44.2% and 25.4%, respectively, compared to the three months ended June 30, 2010 and represented approximately 51.2% and 48.8%, respectively, of total revenues for the three months ended June 30, 2011. No customer accounted for sales in excess of 10% of revenues during the three months ended June 30, 2011 and 2010.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 34.3%, or approximately $219.9 million, from approximately $641.0 million during the three months ended June 30, 2010 to approximately $860.9 million during the three months ended June 30, 2011. The increase was due primarily to an increase in compensation and benefits costs of approximately $205.1 million, resulting primarily from the increase in the number of our technical personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 37.3%, or approximately $96.2 million, from approximately $258.2 million during the three months ended June 30, 2010 to approximately $354.4 million during the three months ended June 30, 2011, and increased as a percentage of revenue from 23.4% to 23.9%. The increase as a percentage of revenue was due primarily to increases in compensation and benefit costs, including stock-based compensation, partially offset by economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization.

Income from Operations. Income from operations increased 31.1%, or approximately $64.1 million, from approximately $205.9 million during the three months ended June 30, 2010 to approximately $270.0 million during the three months ended June 30, 2011, representing operating margins of 18.2% of revenues in 2011 and 18.6% of revenues in 2010. The operating margin decrease was primarily due to an increase in compensation costs and benefit costs, including stock-based compensation costs, and investments to grow our business, partially offset by operating efficiencies and the net impact of the movement of the Indian rupee versus the U.S. dollar, including the impact of the applicable designated cash flow hedge gains. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 55 basis points or 0.55 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 29 basis points or 0.29 percentage points. Excluding stock-based compensation expense of $23.7 million and $14.0 million for the three months ended June 30, 2011 and 2010, respectively, operating margin for the three months ended June 30, 2011 and 2010 was 19.8% and 19.9%, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended June 30, 2011, the settlement of certain cash flow hedges favorably impacted our operating margin by approximately 98 basis points or 0.98 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended June 30:

(Dollars in thousands)

	2011	2010	Increase/ (Decrease)
Foreign currency exchange gains (losses)	$2,828	$(18,962)	$21,790
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(5,267)	14,320	(19,587)

Net foreign currency exchange (losses)	(2,439)	(4,642)	2,203
Interest income	9,474	6,547	2,927
Other, net	612	188	424

Total other income (expense), net	$7,647	$2,093	$5,554

The foreign currency exchange gains of approximately $2.8 million were primarily attributed to intercompany transactions between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $5.3 million of losses on foreign exchange forward contracts were related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of June 30, 2011, the notional value of these undesignated hedges was $216.7 million. The increase in interest income of $2.9 million was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $35.8 million during the three months ended June 30, 2010 to approximately $69.6 million during the three months ended June 30, 2011. The effective income tax rate increased from 17.2% for the three months ended June 30, 2010 to 25.1% for the three months ended June 30, 2011. The increase in our effective income tax rate was primarily attributed to the expiration of the STP tax holidays in 2011.

Net Income. Net income increased from approximately $172.2 million for the three months ended June 30, 2010 to approximately $208.0 million for the three months ended June 30, 2011, representing 15.6% and 14.0% of revenues, respectively. The decrease in net income as a percentage of revenues was primarily attributed to a higher effective income tax rate in the 2011 period.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth, for the periods indicated, certain financial data expressed for the six months ended June 30:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues	Increase / (Decrease)
					$	%
Revenues	$2,856,495	100.0	$2,064,874	100.0	$791,621	38.3
Cost of revenues (1)	1,643,047	57.5	1,196,923	58.0	446,124	37.3
Selling, general and administrative expenses(2)	623,048	21.8	429,540	20.8	193,508	45.1
Depreciation and amortization expense	55,077	1.9	49,479	2.4	5,598	11.3

Income from operations	535,323	18.7	388,932	18.8	146,391	37.6
Other income (expense), net	22,782		(2,172)		24,954	—
Provision for income taxes	141,733		63,085		78,648	124.7

Net income	$416,372	14.6	$323,675	15.7	$92,697	28.6

(1)	Includes stock-based compensation expense of $7,149 and $7,039 in the six months ended June 30, 2011 and 2010, respectively and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $32,595 and $20,896 in the six months ended June 30, 2011 and 2010, respectively and is exclusive of depreciation and amortization expense.

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

We seek to manage the company to a targeted operating margin, excluding stock-based compensation expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation expense, is a meaningful measure for investors to evaluate our financial performance. For our internal management reporting and budgeting purposes, we use financial statements that do not include stock-based compensation expense for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation expense, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense allows investors to make additional comparisons between our operating results and that of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the six months ended June 30:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues
Income from operations, as reported	$535,323	18.7	$388,932	18.8
Add: stock-based compensation expense	39,744	1.4	27,935	1.4

Non-GAAP income from operations, excluding stock-based compensation expense	$575,067	20.1	$416,867	20.2

Revenue. Revenue increased by 38.3%, or approximately $791.6 million, from approximately $2,064.9 million during the six months ended June 30, 2010 to approximately $2,856.5 million during the six months ended June 30, 2011. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs and increased customer spending on discretionary development projects. Revenue from customers existing as of June 30, 2010 increased by approximately $716.3 million and revenue from new customers added since June 30, 2010 was approximately $75.3 million or approximately 9.5% of the period over period revenue increase and approximately 2.6% of total revenues for the six months ended June 30, 2011. In addition, revenue from North American and European customers for the six months ended June 30, 2011 increased by $600.4 million and $158.8 million, respectively, over the comparable 2010 period. We had approximately 721 active clients as of June 30, 2011 as compared to 662 active clients as of June 30, 2010. In addition, we experienced growth across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $313.2 million and $200.8 million, respectively, of the $791.6 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 50.7% and 27.6%, respectively, compared to the six months ended June 30, 2010 and represented approximately 50.7% and 49.3%, respectively, of total revenues for the six months ended June 30, 2011. No customer accounted for sales in excess of 10% of revenues during the six months ended June 30, 2011 and 2010.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 37.3%, or approximately $446.1 million, from approximately $1,196.9 million during the six months ended June 30, 2010 to approximately $1,643.0 million during the six months ended June 30, 2011. The increase was due primarily to an increase in compensation and benefits costs of approximately $402.4 million resulting primarily from the increase in the number of our technical personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 41.6%, or approximately $199.1 million, from approximately $479.0 million during the six months ended June 30, 2010 to approximately $678.1 million during the six months ended June 30, 2011, and increased as a percentage of revenue from 23.2% to 23.7%. The increase as a percentage of revenue was due primarily to increases in compensation and benefit costs, including stock-based compensation, partially offset by economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization.

Income from Operations. Income from operations increased 37.6%, or approximately $146.4 million, from approximately $388.9 million during the six months ended June 30, 2010 to approximately $535.3 million during the six months ended June 30, 2011, representing operating margins of 18.8% and 18.7% of revenues, respectively. The operating margin decrease was primarily due to an increase in compensation costs and benefit costs, including stock-based compensation costs, and investments to grow our business partially offset by operating efficiencies and the net impact of the movement of the Indian rupee versus the U.S. dollar, including the impact of the applicable designated cash flow hedge gains. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 43 basis points or 0.43 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 27 basis points or 0.27 percentage points. Excluding stock-based compensation expense of $39.7 million and $27.9 million for the six months ended June 30, 2011 and June 30, 2010, respectively, operating margin for the six months ended June 30, 2011 and June 30, 2010 was 20.1% and 20.2% of revenues, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2011, the settlement of certain cash flow hedges favorably impacted our operating margin by approximately 91 basis points or 0.91 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, for the periods indicated, total other income (expense), net for the six months ended June 30:

(Dollars in thousands)

	2011	2010	Increase/ Decrease
Foreign currency exchange gains (losses)	$13,024	$(13,327)	$26,351
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(9,515)	(1,775)	(7,740)

Net foreign currency exchange gains (losses)	3,509	(15,102)	18,611
Interest income	18,411	12,601	5,810
Other, net	862	329	533

Total other income (expense), net	$22,782	$(2,172)	$24,954

The foreign currency exchange gains of approximately $13.0 million were primarily attributed to intercompany transactions between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $9.5 million of losses on foreign exchange forward contracts were related to the change in fair value of forward foreign exchange contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of June 30, 2011, the notional value of these undesignated hedges was $216.7 million. The $5.8 million increase in interest income was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $63.1 million during the six months ended June 30, 2010 to approximately $141.7 million during the six months ended June 30, 2011. The effective income tax rate of 16.3% for the six months ended June 30, 2010 increased to 25.4% for the six months ended June 30, 2011. The increase in our effective income tax rate was primarily attributed to the expiration of the STP tax holidays in 2011.

Net Income. Net income increased from approximately $323.7 million for the six months ended June 30, 2010 to approximately $416.4 million for the six months ended June 30, 2011, representing 15.7% and 14.6% of revenues, respectively. The decrease in net income as a percentage of revenues was primarily attributed to a higher effective tax rate in the 2011 period partially offset by an increase in other income (expense), net.

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

Our chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and are adjusted only against the total income from operations.

As of June 30, 2011, we had approximately 721 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended June 30, 2011 and 2010. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended June 30, 2011 and 2010 are as follows:

(Dollars in thousands)

	2011	2010	Increase / (Decrease)
			$	%
Revenues:
Financial Services	$612,689	$470,773	$141,916	30.1
Healthcare	386,434	282,215	104,219	36.9
Manufacturing/Retail/Logistics	294,376	203,117	91,259	44.9
Other	191,743	149,049	42,694	28.6

Total revenues	$1,485,242	$1,105,154	$380,088	34.4

Segment Operating Profit:
Financial Services	$203,997	$161,336	$42,661	26.4
Healthcare	138,046	101,968	36,078	35.4
Manufacturing/Retail/Logistics	107,072	65,177	41,895	64.3
Other	59,247	47,748	11,499	24.1

Total segment operating profit	$508,362	$376,229	$132,133	35.1

Financial Services Segment

Revenue. Revenue increased by 30.1%, or approximately $141.9 million, from approximately $470.8 million during the three months ended June 30, 2010, to approximately $612.7 million during the three months ended June 30, 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2010 and customers added since June 30, 2010 was approximately $131.9 million and approximately $10.0 million, respectively. Within the segment, quarterly revenue from our banking and insurance customers increased approximately $99.7 million and $42.2 million, respectively. Overall, the increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 26.4%, or approximately $42.7 million, from approximately $161.3 million during the three months ended June 30, 2010, to approximately $204.0 million during the three months ended June 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Healthcare Segment

Revenue. Revenue increased by 36.9%, or approximately $104.2 million, from approximately $282.2 million during the three months ended June 30, 2010, to approximately $386.4 million during the three months ended June 30, 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2010 and customers added since June 30, 2010 was approximately $94.6 million and approximately $9.6 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $62.9 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 35.4%, or approximately $36.1 million, from approximately $102.0 million during the three months ended June 30, 2010, to approximately $138.1 million during the three months ended June 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 44.9%, or approximately $91.3 million, from approximately $203.1 million during the three months ended June 30, 2010, to approximately $294.4 million during the three months ended June 30, 2011. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2010 and customers added since June 30, 2010 was approximately $76.0 million and approximately $15.3 million, respectively. Within the segment, growth was strong among both our retail and hospitality and manufacturing and logistics customers, where revenue during 2011 increased by approximately $51.9 million and $39.4 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 64.3%, or approximately $41.9 million, from approximately $65.2 million during the three months ended June 30, 2010, to approximately $107.1 million during the three months ended June 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage of prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Other Segment

Revenue. Revenue increased by 28.6%, or approximately $42.7 million, from approximately $149.0 million during the three months ended June 30, 2010, to approximately $191.7 million during the three months ended June 30, 2011. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2010 and customers added since June 30, 2010 was approximately $32.7 million and approximately $10.0 million, respectively. Within the Other segment, growth was particularly strong among our telecommunications customers where revenue increased by approximately $18.0 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 24.1%, or approximately $11.5 million, from approximately $47.7 million during the three months ended June 30, 2010, to approximately $59.2 million during the three months ended June 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the six months ended June 30, 2011 and 2010 are as follows:

(Dollars in thousands)

	2011	2010	Increase / (Decrease)
			$	%
Revenues:
Financial Services	$1,182,665	$869,460	$313,205	36.0
Healthcare	735,403	534,640	200,763	37.6
Manufacturing/Retail/Logistics	568,711	376,248	192,463	51.2
Other	369,716	284,526	85,190	29.9

Total revenues	$2,856,495	$2,064,874	$791,621	38.3

Segment Operating Profit:
Financial Services	$398,495	$289,600	$108,895	37.6
Healthcare	265,612	194,325	71,287	36.7
Manufacturing/Retail/Logistics	208,522	119,989	88,533	73.8
Other	115,369	90,934	24,435	26.9

Total segment operating profit	$987,998	$694,848	$293,150	42.2

Financial Services Segment

Revenue. Revenue increased by 36.0%, or approximately $313.2 million, from approximately $869.5 million during the six months ended June 30, 2010, to approximately $1,182.7 million during the six months ended June 30, 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2010 and customers added since June 30, 2010 was approximately $296.8 million and approximately $16.4 million, respectively. Within the segment, revenue from our banking and insurance customers increased approximately $228.8 million and $84.4 million, respectively. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 37.6%, or approximately $108.9 million, from approximately $289.6 million during the six months ended June 30, 2010, to approximately $398.5 million during the six months ended June 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage of prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Healthcare Segment

Revenue. Revenue increased by 37.6%, or approximately $200.8 million, from approximately $534.6 million during the six months ended June 30, 2010, to approximately $735.4 million during the six months ended June 30, 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2010 and customers added since June 30, 2010 was approximately $185.7 million and approximately $15.1 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $122.4. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 36.7%, or approximately $71.3 million, from approximately $194.3 million during the six months ended June 30, 2010, to approximately $265.6 million during the six months ended June 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 51.2%, or approximately $192.5 million, from approximately $376.2 million during the six months ended June 30, 2010, to approximately $568.7 million during the six months ended June 30, 2011. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2010 and customers added since June 30, 2010 was approximately $165.1 million and approximately $27.4 million, respectively. Within the segment, growth was particularly strong among our retail and hospitality customers, where revenue increased by approximately $108.3 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 73.8%, or approximately $88.5 million, from approximately $120.0 million during the six months ended June 30, 2010, to approximately $208.5 million during the six months ended June 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage of prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Other Segment

Revenue. Revenue increased by 29.9%, or approximately $85.2 million, from approximately $284.5 million during the six months ended June 30, 2010, to approximately $369.7 million during the six months ended June 30, 2011. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2010 and customers added since June 30, 2010 was approximately $68.7 million and approximately $16.5 million, respectively. Within the Other segment, growth was particularly strong among our telecommunications customers, where revenue increased by approximately $33.5 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and an increase in discretionary development projects.

Segment Operating Profit. Segment operating profit increased 26.9%, or approximately $24.4 million, from approximately $90.9 million during the six months ended June 30, 2010, to approximately $115.4 million during the six months ended June 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents and short-term investments of $2,269.4 million. We have used, and plan to use, our cash for expansion of existing operations, including our offshore development and delivery centers; continued development of new service lines; possible acquisitions of related businesses; formation of joint ventures; stock repurchases; and general corporate purposes, including working capital. As of June 30, 2011, we had working capital of approximately $2,870.5 million, including short-term investments of $1,076.4 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $260.7 million during the six months ended June 30, 2011 as compared to approximately $137.6 million during the six months ended June 30, 2010. The increase was primarily attributed to an increase in net income. Trade accounts receivable increased from approximately $901.3 million at December 31, 2010 to approximately $1,075.2 million at June 30, 2011. Unbilled accounts receivable increased from approximately $113.0 million at December 31, 2010 to approximately $152.4 million at June 30, 2011. The increase in trade accounts receivable and unbilled receivables as of June 30, 2011 as compared to December 31, 2010 was primarily due to increased revenues and a higher number of days sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At June 30, 2011, our days of sales outstanding, including unbilled receivables, were approximately 75 days as compared to 71 days at December 31, 2010 and 77 days as of June 30, 2010.

Our investing activities used net cash of approximately $496.4 million during the six months ended June 30, 2011 as compared to approximately $258.0 million during the six months ended June 30, 2010. The increase in net cash used in investing activities related to an increase in net investments and capital expenditure spending.

Our financing activities used net cash of approximately $129.8 million during the six months ended June 30, 2011 as compared to providing $73.4 million during the six months ended June 30, 2010. The increase in net cash used in financing activities was primarily related to an increase in common stock repurchases in 2011.

Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond a twelve month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate foreign earnings, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all. We expect our operating cash flow and cash and cash equivalents to be sufficient to meet our operating requirements for the next twelve months. There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2011 and 2010 that would have affected our liquidity or the availability of, or requirements for, capital resources.

Commitments and Contingencies

As of June 30, 2011, we had outstanding fixed capital commitments of approximately $110.7 million related to our India development center expansion program which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 77.9% of our revenues for the six months ended June 30, 2011 are generated from customers located in North America. However, a portion of our costs in India, representing approximately 33.2% of our global operating costs for the six months ended June 30, 2011, are denominated in the Indian rupee and are subject to foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign currency gains or losses upon remeasurement. For the six months ended June 30, 2011, we reported foreign currency exchange gains, exclusive of losses on foreign exchange forward contracts not designated as hedging instruments, of approximately $13.0 million, which were primarily attributed to the remeasurement of intercompany balances between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three and six months ended June 30, 2011, we reported income of $14.5 million and $26.1 million, respectively, on contracts that settled during these periods. As of June 30, 2011, we have outstanding contracts with a notional value of $390.0 million and a weighted average forward rate of 48.1 rupees to the U.S. dollar scheduled to mature in 2011, outstanding contracts with a notional value of $900.0 million and a weighted average forward rate of 48.2 rupees to the U.S. dollar scheduled to mature in 2012, outstanding contracts with a notional value of $900.0 million and a weighted average forward rate of 50.1 rupees to the U.S. dollar scheduled to mature in 2013, and outstanding contracts with a notional value of $600.0 million and a weighted average forward rate of 52.2 rupees to the U.S. dollar scheduled to mature in 2014.

We also use foreign currency forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. We entered into a series of foreign exchange forward contracts, scheduled to mature in 2011 and 2012, to buy U.S. dollars and sell Indian rupees. At June 30, 2011, the notional value of the outstanding contracts was $216.7 million and the related fair value was a liability of $7.9 million. During the three and six months ended June 30, 2011, inclusive of losses of $5.3 million and $9.5 million, respectively, on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $2.4 million and gains of approximately $3.5 million, respectively.

Recent Accounting Pronouncements

See Note 10 to our unaudited condensed consolidated financial statements for additional information.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of June 30, 2011 and December 31, 2010, the notional value of these contracts was $2,790.0 million and $2,160.0 million, respectively. The outstanding contracts at June 30, 2011 are scheduled to mature each month during 2011, 2012, 2013 and 2014. At June 30, 2011 and December 31, 2010, the net unrealized gain on our outstanding foreign exchange forward contracts was approximately $67.3 million and $32.3 million, respectively. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $265.1 million.

We also use foreign exchange forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. We entered into a series of foreign exchange forward contracts, scheduled to mature in 2011 and 2012, to buy U.S. dollars and sell Indian rupees. At June 30, 2011, the notional value of the outstanding contracts was $216.7 million and the related fair value was a liability of

$7.9 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $21.9 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2011 and 2010 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of June 30, 2011, we had approximately $2,269.4 million of cash and cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade, rated A or better with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of June 30, 2011, our short-term investments totaled $1,076.4 million. Our investment portfolio is primarily comprised of U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities, asset-backed securities, and bank time deposits.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2011. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first six months of 2011, approximately 77.9% of our revenues were attributable to the North American region, 18.6% were attributable to the European region, and 3.5% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 22.1% of our revenues for the six months ended June 30, 2011. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Hostilities involving the United States and acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, the attacks of November 26, 2008 and July 13, 2011 in Mumbai, India, and the continuing conflict in Iraq and Afghanistan, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to provide services to our customers. Such events may cause customers to delay their decisions on spending for information technology, consulting, and business and knowledge process outsourcing services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients, which could affect our financial results. By disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to some or all of our clients. As noted above, the majority of our technical professionals are located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.

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

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in the U.S. Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. On August 13, 2010, President Barack Obama signed Public Law 111-230, which imposed additional fees of $2,000 for certain H-1B petitions and $2,250 for certain L-1A and L-1B petitions beginning in August 2010 through September 20, 2014. These fees were extended through September 20, 2015 in Public Law 111-347. Given the ongoing debate over the outsourcing issue, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may: broaden existing restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, or impact private industry with measures that include, but are not limited to, tax disincentives, fees or penalties, intellectual property transfer restrictions, and new standards that have the effect of restricting the use of certain business and/or work visas. In the event that any of these measures become law, our business, results of operations and financial condition could be adversely affected and our ability to provide services to our customers could be impaired.

In addition, from time to time, there has been publicity about negative experiences associated with offshore outsourcing, such as domestic job loss, and theft and misappropriation of sensitive client data, particularly involving service providers in India. Current or prospective clients may elect to perform certain services themselves or may be discouraged from utilizing global service delivery providers due to negative perceptions that may be associated with using global service delivery models or firms. Any slowdown or reversal of existing industry trends toward offshore outsourcing would seriously harm our ability to compete effectively with competitors that provide the majority of their services from within the country in which our clients operate.

Existing and future legislative and administrative/regulatory policies restricting the performance of business process services from an offshore location in jurisdictions in Europe, the Asia Pacific, or any other region in which we have clients could also have a material adverse effect on our business, results of operations and financial condition. For example, legislation enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union, or EU, countries, and provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, to avoid unfair dismissal claims, we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients who outsource business to us in the United Kingdom and other EU countries who have adopted similar laws. These types of policies may materially affect our ability to obtain new business from companies in the United Kingdom and EU and to provide outsourced services to companies in the United Kingdom and EU in a cost-effective manner.

Our growth may be hindered by immigration restrictions.

Our future success continues to depend on our ability to attract and retain employees with technical and project management skills from developing countries, especially India. The majority of our professionals in the United States and in Europe are Indian nationals. The ability of foreign nationals to work in the United States and Europe depends on their ability and our ability to obtain the necessary visas and work permits.

The H-1B visa classification enables United States employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. We began filing H-1B petitions with CIS against the fiscal year (FY) 2011 caps beginning April 1, 2010 for work in H-1B status beginning on October 1, 2010. On January 21, 2011 CIS reached its advanced degree cap for FY 2011, and on January 27, 2011, CIS reached its general cap for FY 2011. We began filing H-1B petitions with CIS against the FY 2012 caps beginning April 1, 2011 for work in H-1B status beginning on October 1, 2011. As part of our advanced planning process, we believe that we have a sufficient number of employees who are permit-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program face higher legal and regulatory standards, and are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

We also regularly transfer employees from India to the United States to work on projects at client sites using the L-1 visa classification. Companies abroad are allowed to transfer certain managers and executives through the L-1A visa, and employees with specialized company knowledge through the L-1B visa to related United States companies, such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L” petition, under which the corporate relationships of our transferring and receiving entities have been pre-approved by CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing a pre-approval process through CIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and CIS, which adjudicates individual petitions for initial grants and extensions of L-1 status, have become increasingly restrictive with respect to this category, particularly the L-1B “specialized knowledge” standard. As a result, the rate of refusals of initial individual L-1 petitions and extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed or prevented visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

Pursuant to the L-1 Visa Reform Act which became effective in June 2005, there are a number of restrictions and requirements that must be met for us to obtain L-1 visas for our personnel. Under one provision of the L-1 Visa Reform Act, all L-1 applicants, including those brought to the United States under a Blanket L Program, must have worked abroad with the related company for one full year in the prior three years. In addition, L-1B “specialized knowledge” visa holders may not be primarily stationed at the work site of another employer if the L-1B visa holder will be controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

We do not place L-1B workers at third party sites where they are under the primary supervision of a different employer, nor do we place L-1B workers at third party sites in an arrangement to provide labor for the third party without providing a service involving our workers’ specialized knowledge. Since implementation of the L-1 Visa Reform Act, we consistently have established this fact to CIS’s satisfaction. However, if CIS and/or the United States Department of State, through its visa-issuing consular posts abroad, decide to interpret these provisions in a very restrictive fashion, this could impair our ability to staff our projects in the United States with resources from our entities abroad. New guidance governing these and related statutory provisions is being developed by CIS, and if such guidance is restrictive in nature, our ability to staff our projects in the United States with resources from our entities abroad will be impaired.

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

In addition to immigration restrictions in the United States, there are certain restrictions on transferring employees to work in the United Kingdom, where we have experienced significant growth. The United Kingdom currently requires that all employees who are not nationals of European Union countries (plus nationals of Bulgaria and Romania), or EEA nationals, obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. European nations such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but employees need to register to work within 30 days of arrival. The United Kingdom has a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom can accumulate a certain number of points based on certain attributes. Where the employee has not worked for a Cognizant group company outside the United Kingdom for at least 6 months, we must carry out a resident labor market test to confirm that the intended role cannot be filled by an EEA national. We are currently an A-rated sponsor and were allocated certificates of sponsorship which we believe are sufficient to meet our current and expected demand for transfers to the United Kingdom. On November 23, 2010, the United Kingdom announced new restrictions to control annual net migration, but allowed for temporary intra-company transfers of employees from outside the European Economic Area for up to five years as long as the employees meet certain compensation requirements.

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

Approximately 77.9% of our revenues during the six months ended June 30, 2011 were derived from customers located in North America. In the same period, approximately 18.6% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the six months ended June 30, 2011, we earned approximately 41.4% of our revenues from the financial services industry, which includes insurance. A deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the six months ended June 30, 2011, we reported an operating margin of 18.7%. Our operating margin may decline if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

Our profitability could suffer if we are not able to control our costs or improve our efficiency.

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

Our business model depends in large part on our ability to attract additional work from our base of existing clients. Our business model also depends on our account teams’ ability to develop relationships with our clients that enable us to understand our clients’ needs and deliver solutions and services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. In addition, negative publicity related to our client services or relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

We rely on a few customers for a large portion of our revenues.

Our top five customers generated approximately 17.0% of our revenues for the six months ended June 30, 2011. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Cognizant India is primarily export-oriented and is eligible for certain income tax holiday benefits granted by the Indian government for export activities. These benefits for export activities conducted within STPs expired during the first quarter ended March 31, 2011, and the income from such activities is now subject to corporate income tax at the current rate of 32.4%, resulting in a significant increase in our effective tax rate for 2011.

In addition to STPs, we have constructed and expect to continue to construct our newer development centers in areas designated as SEZs. Development centers operating in SEZs are entitled to certain income tax incentives for periods up to 15 years. Changes in Indian tax laws that would reduce or deny SEZ tax benefits could have a material adverse effect on our business, results of operations and financial condition. In addition, effective April 1, 2011, all Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income tax, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against future corporate income tax. Whether we will be able to fully do so will depend on possible changes to the Indian tax laws as well as the future financial results of Cognizant India. Our inability to fully utilize our deferred income tax assets related to the MAT could have a material adverse effect on our business, results of operations and financial condition.

If our pricing structures are based on inaccurate expectations and assumptions regarding the cost and complexity of performing our work, then our contracts could be unprofitable.

We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. We predominantly contract to provide services either on a time-and-materials basis or on a fixed-price basis. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. Our pricing, cost and profit margin estimates for the work that we perform frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the contract. There is a risk that we will underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 31.8% of our revenues for the six months ended June 30, 2011. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

The cost of providing our services, including the utilization rate of our professionals, affects our profitability. If we are not able to maintain an appropriate utilization rate for our professionals, our profit margin and our profitability may suffer. Our utilization rates are affected by a number of factors, including:

•	our ability to efficiently transition employees from completed projects to new assignments;

•	our ability to hire and assimilate new employees;

•	our ability to accurately forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

•	our ability to effectively manage attrition; and

•	our need to devote time and resources to training, professional development and other non-chargeable activities.

If we do not continue to improve our operational, financial and other internal controls and systems to manage our rapid growth and size or if we are unable to enter, operate and compete effectively in new geographic markets, our business may suffer and the value of our stockholders’ investment in our Company may be harmed.

Our anticipated growth will continue to place significant demands on our management and other resources. Our growth will require us to continue to develop and improve our operational, financial and other internal controls, both in the United States, Europe, India and elsewhere. In particular, our continued growth will increase the challenges involved in:

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

In addition, the increasing size and scope of our operations increase the possibility that a member of our personnel will engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train our people and maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

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

In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims related to such matters as our breach of certain representations or covenants, or out of our intellectual property infringement, our gross negligence or willful misconduct or certain other claims made against certain parties. Payments by us under any of these arrangements are generally conditioned on the client making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, we have not made payments under these indemnification agreements so they have not had any impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have a material impact on our operating results, financial position, and cash flows.

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

Issuer Purchases of Equity Securities

In December 2010, our Board of Directors authorized up to $150.0 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock. The $150.0 million authorization excluded fees and expenses and was set to expire in December 2011. In May 2011, our Board of Directors approved an increase to our stock repurchase program of $150 million bringing the total authorization under the repurchase program to $300 million, excluding fees and expenses. In addition, the expiration date was extended to June 30, 2012. The program authorizes management to repurchase shares in the open market or in private transactions from time to time, depending on market conditions. During the three months ended June 30, 2011, we repurchased $96.1 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
April 1, 2011 – April 30, 2011	—	—	—	$31,090
May 1, 2011 – May 31, 2011	400,000	$76.62	400,000	150,442
June 1, 2011 – June 30, 2011	900,000	$72.70	900,000	85,012

Total	1,300,000	$73.90	1,300,000

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description

3.1	Amendment to Restated Certificate of Incorporation, as amended, dated June 2, 2011 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 2, 2011).

3.2	Amendment to Amended and Restated By-laws of the Company, as amended, dated June 2, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 2, 2011).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: August 4, 2011	By:	/s/ Francisco D’Souza

Francisco D’Souza,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Gordon Coburn

Gordon Coburn,
Chief Financial and Operating Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Amendment to Restated Certificate of Incorporation, as amended, dated June 2, 2011 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 2, 2011).

3.2	Amendment to Amended and Restated By-laws of the Company, as amended, dated June 2, 2011 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 2, 2011).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document