Form 10-Q
period 2011-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2011-11-04
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 31, 2011:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	302,116,724

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2011 and 2010 and for the Nine Months Ended September 30, 2011 and 2010	1

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2011 and December 31, 2010	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION		30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	47

SIGNATURES		48

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$1,600,954	$1,216,913	$4,457,449	$3,281,787
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	924,886	699,623	2,567,933	1,896,546
Selling, general and administrative expenses	353,161	262,632	976,209	692,172
Depreciation and amortization expense	29,905	26,359	84,982	75,838

Income from operations	293,002	228,299	828,325	617,231

Other income (expense), net:
Interest income	9,970	7,053	28,381	19,654
Other, net	(15,008)	7,924	(10,637)	(6,849)

Total other income (expense), net	(5,038)	14,977	17,744	12,805

Income before provision for income taxes	287,964	243,276	846,069	630,036
Provision for income taxes	60,845	39,577	202,578	102,662

Net income	$227,119	$203,699	$643,491	$527,374

Basic earnings per share	$0.75	$0.68	$2.12	$1.76

Diluted earnings per share	$0.73	$0.66	$2.07	$1.71

Weighted average number of common shares outstanding – Basic	302,723	301,717	303,584	299,830
Dilutive effect of shares issuable under stock-based compensation plans	6,574	7,902	7,275	8,427

Weighted average number of common shares outstanding – Diluted	309,297	309,619	310,859	308,257

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,181,219	$1,540,969
Short-term investments	1,110,057	685,419
Trade accounts receivable, net of allowances of $23,795 and $20,991, respectively	1,104,703	901,308
Unbilled accounts receivable	163,373	112,960
Deferred income tax assets, net	108,075	96,164
Other current assets	144,770	181,414

Total current assets	3,812,197	3,518,234
Property and equipment, net of accumulated depreciation of $429,269 and $352,472, respectively	664,609	570,448
Goodwill	289,056	223,963
Intangible assets, net	102,567	85,136
Deferred income tax assets, net	135,570	109,808
Other noncurrent assets	100,116	75,485

Total assets	$5,104,115	$4,583,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,183	$75,373
Deferred revenue	87,893	84,590
Accrued expenses and other current liabilities	874,654	770,763

Total current liabilities	1,040,730	930,726
Deferred income tax liabilities, net	3,605	4,946
Other noncurrent liabilities	120,258	62,971

Total liabilities	1,164,593	998,643

Commitments and contingencies (See Note 8)
Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized at September 30, 2011 and 500,000 shares authorized at December 31, 2010; 302,084 and 303,941 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3,021	3,039
Additional paid-in capital	644,783	846,886
Retained earnings	3,342,399	2,698,908
Accumulated other comprehensive income (loss)	(50,681)	35,598

Total stockholders’ equity	3,939,522	3,584,431

Total liabilities and stockholders’ equity	$5,104,115	$4,583,074

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$643,491	$527,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,876	80,558
Provision for doubtful accounts	3,533	8,050
Deferred income taxes	(26,204)	39,721
Stock-based compensation expense	64,244	42,044
Excess tax benefit on stock-based compensation plans	(30,966)	(59,497)
Other	24,019	(9,486)
Changes in assets and liabilities:
Trade accounts receivable	(207,242)	(291,817)
Other current assets	(41,680)	(98,477)
Other assets	(20,884)	(22,259)
Accounts payable	(2,654)	36,567
Other current and noncurrent liabilities	94,553	119,582

Net cash provided by operating activities	590,086	372,360

Cash flows from investing activities:
Purchases of property and equipment	(163,660)	(110,961)
Purchases of investments	(1,181,460)	(665,949)
Proceeds from maturity or sale of investments	743,111	516,030
Acquisitions, net of cash acquired	(75,040)	(31,705)

Net cash used in investing activities	(677,049)	(292,585)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	57,277	87,070
Excess tax benefit on stock-based compensation plans	30,966	59,497
Repurchases of common stock	(364,974)	(12,096)

Net cash (used in) provided by financing activities	(276,731)	134,471

Effect of currency translation on cash and cash equivalents	3,944	1,901

(Decrease) increase in cash and cash equivalents	(359,750)	216,147
Cash and cash equivalents, beginning of year	1,540,969	1,100,930

Cash and cash equivalents, end of period	$1,181,219	$1,317,077

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

Note 2 — Acquisitions

During the first nine months of 2011 we completed two business combinations. The total consideration, including stock, was approximately $91,000 (net of cash acquired). These acquisitions were completed to strengthen our business process and analytics solution offerings and enhance our retail SAP capabilities. Accordingly, we acquired service agreements, assembled workforces, tradenames, developed technologies and other assets.

These acquisitions were included in our unaudited condensed consolidated financial statements as of the date on which they were acquired and were not material to our operations, financial position or cash flow. As a result of these transactions, we have allocated the purchase price to tangible and intangible assets and liabilities based upon their fair values.

Note 3 — Investments

Investments were as follows:

	September 30, 2011	December 31, 2010
Available-for-sale securities:
U.S. Treasury and agency debt securities	$461,949	$340,384
Corporate and other debt securities	199,014	122,909
Asset-backed securities	97,661	33,154
Municipal debt securities	44,579	41,655
Foreign government debt securities	12,589	7,926

Total available-for-sale securities	815,792	546,028
Time deposits	294,265	139,391

Total investments	$1,110,057	$685,419

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, debt securities issued by supranational institutions and asset-backed securities, including those backed by auto loans, credit card receivables, mortgage loans and other receivables. Our investment guidelines are to purchase securities with a credit rating of A and above at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of September 30, 2011 and December 31, 2010.

Available-for-Sale Securities

The amortized cost, unrealized gains and losses and fair value of available-for-sale investment securities at September 30, 2011 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$460,087	$2,192	$(330)	$461,949
Corporate and other debt securities	198,644	955	(585)	199,014
Asset-backed securities	97,612	200	(151)	97,661
Municipal debt securities	44,616	84	(121)	44,579
Foreign government debt securities	12,422	169	(2)	12,589

Total available-for-sale investment securities	$813,381	$3,600	$(1,189)	$815,792

The amortized cost, unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2010 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$339,982	$994	$(592)	$340,384
Corporate and other debt securities	122,137	835	(63)	122,909
Asset-backed securities	33,258	33	(137)	33,154
Municipal debt securities	41,802	2	(149)	41,655
Foreign government debt securities	7,844	83	(1)	7,926

Total available-for-sale investment securities	$545,023	$1,947	$(942)	$546,028

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of September 30, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$126,897	$(330)	$—	$—	$126,897	$(330)
Corporate and other debt securities	87,974	(585)	—	—	87,974	(585)
Asset-backed securities	50,255	(141)	827	(10)	51,082	(151)
Municipal debt securities	8,472	(28)	2,039	(93)	10,511	(121)
Foreign government debt securities	1,514	(2)	—	—	1,514	(2)

Total	$275,112	$(1,086)	$2,866	$(103)	$277,978	$(1,189)

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

The unrealized losses for the above securities as of September 30, 2011 and as of December 31, 2010 are primarily attributable to changes in interest rates. As of September 30, 2011, we do not consider any of the investments to be other-than-temporarily impaired.

The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of available-for-sale investment securities as of September 30, 2011 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$67,837	$67,811
Due after one year through five years	640,566	643,042
Due after five years through ten years	1,066	1,014
Due after ten years	6,300	6,264
Asset-backed securities	97,612	97,661

Total available-for-sale investment securities	$813,381	$815,792

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sales of available-for-sale investment securities	$224,439	$96,639	$484,167	$115,732

Gross gains	$1,044	$429	$2,354	$511
Gross losses	(93)	(32)	(261)	(88)

Net gains on sales of available-for-sale securities	$951	$397	$2,093	$423

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2011	December 31, 2010
Compensation and benefits	$554,286	$533,067
Income taxes	52,469	14,999
Professional fees	31,770	34,121
Travel and entertainment	19,910	16,531
Customer volume incentives	85,132	85,180
Derivative financial instruments	35,272	7,504
Deferred income taxes	1,131	1,134
Other	94,684	78,227

Total accrued expenses and other current liabilities	$874,654	$770,763

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

Our effective income tax rates were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Effective income tax rate	21.1%	16.3%	23.9%	16.3%

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$319,761	$—	$—	$319,761
Time deposits	—	4,523	—	4,523
Commercial paper	—	22,094	—	22,094

Total cash equivalents	319,761	26,617	—	346,378

Investments:
Time deposits	—	294,265	—	294,265

Available-for-sale securities:
U.S. Treasury and agency debt securities	313,564	148,385	—	461,949
Corporate and other debt securities	—	199,014	—	199,014
Asset-backed debt securities	—	97,661	—	97,661
Municipal debt securities	—	44,579	—	44,579
Foreign government debt securities	—	12,589	—	12,589

Total available-for-sale securities	313,564	502,228	—	815,792

Total investments	313,564	796,493	—	1,110,057

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	14,384	—	14,384
Accrued expenses and other current liabilities	—	(35,272)	—	(35,272)
Other noncurrent assets	—	1,046	—	1,046
Other noncurrent liabilities	—	(36,177)	—	(36,177)

Total	$633,325	$767,091	$—	$1,400,416

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$421,424	$—	$—	$421,424
Time deposits	—	67,703	—	67,703

Total cash equivalents	421,424	67,703	—	489,127

Investments:
Time deposits	—	139,391	—	139,391

Available-for-sale securities:
U.S. Treasury and agency debt securities	268,114	72,270	—	340,384
Corporate and other debt securities	—	122,909	—	122,909
Asset-backed debt securities	—	33,154	—	33,154
Municipal debt securities	—	41,655	—	41,655
Foreign government debt securities	—	7,926	—	7,926

Total available-for-sale securities	268,114	277,914	—	546,028

Total investments	268,114	417,305	—	685,419

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	30,983	—	30,983
Accrued expenses and other current liabilities	—	(7,504)	—	(7,504)
Other noncurrent assets	—	8,144	—	8,144
Other noncurrent liabilities	—	(6,601)	—	(6,601)

Total	$689,538	$510,030	$—	$1,199,568

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

During the three and nine months ended September 30, 2011 and the year ended December 31, 2010, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

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

The following table provides information on the location and fair values of derivative financial instruments in our unaudited condensed consolidated statements of financial position:

		September 30, 2011		December 31, 2010
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$345	$—	$30,983	$—
	Other noncurrent assets	1,046	—	8,144	—
	Accrued expenses and other current liabilities	—	35,272	—	187
	Other noncurrent liabilities	—	36,177	—	6,601

	Total	1,391	71,449	39,127	6,788

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	14,039	—	—	—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	—	—	7,317

	Total	14,039	—	—	7,317

Total		$15,430	$71,449	$39,127	$14,105

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2011, 2012, 2013, 2014, and 2015. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” on our accompanying unaudited condensed consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) gain included in accumulated other comprehensive income (loss) for such contracts were as follows:

	September 30, 2011	December 31, 2010
2011	$225,000	$780,000
2012	990,000	780,000
2013	960,000	600,000
2014	600,000	—
2015	240,000	—

Total notional value of contracts outstanding	$3,015,000	$2,160,000

Net unrealized (loss) gain included in accumulated other comprehensive income (loss), net of taxes	$(55,474)	$30,723

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to salary expense reported within cost of revenues and selling, general and administrative expenses. The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended September 30:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2011	2010		2011	2010
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(130,402)	$39,995	Cost of revenues	$5,756	$6,858

			Selling, general and administrative expenses	1,222	1,506

Total	$(130,402)	$39,995		$6,978	$8,364

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the nine months ended September 30:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2011	2010		2011	2010
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(69,300)	$29,337	Cost of revenues	$27,282	$22,990

			Selling, general and administrative expenses	5,815	4,269

Total	$(69,300)	$29,337		$33,097	$27,259

Other Derivatives

We also use foreign exchange forward contracts, which have not been designated as hedges, to hedge our foreign currency exposure to Indian rupee denominated net monetary assets. We entered into a series of foreign exchange forward contracts to purchase U.S. dollars and sell Indian rupees. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other, net in our unaudited condensed consolidated statements of operations.

Additional information related to our outstanding contracts is as follows:

	September 30, 2011	December 31, 2010
Notional value of contracts outstanding	$218,739	$234,021

The following table provides information on the location and amounts of realized and unrealized pre-tax gains (losses) on our other derivative financial instruments for the three and nine months ended September 30, 2011 and 2010.

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$16,437	$(14,645)	$6,922	$(16,420)

Total		$16,437	$(14,645)	$6,922	$(16,420)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 8 — Commitments and Contingencies

Our current India real estate development program includes planned construction of approximately 8.0 million square feet of new space. The expanded program includes the expenditure of approximately $500,000 on land acquisition, facilities construction and furnishings to build new, company-owned state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India. As of September 30, 2011, we had outstanding fixed capital commitments of approximately $96,368 related to our India development center expansion program.

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

Note 9 — Comprehensive Income

The components of accumulated other comprehensive income (loss) were as follows:

	September 30, 2011	December 31, 2010
Foreign currency translation adjustments	$3,386	$4,278
Unrealized (loss) gain on cash flow hedges, net of taxes	(55,474)	30,723
Unrealized gain on available-for-sale securities, net of taxes	1,407	597

Total accumulated other comprehensive income (loss)	$(50,681)	$35,598

The components of comprehensive income for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$227,119	$203,699	$643,491	$527,374
Foreign currency translation adjustments	(18,137)	15,828	(892)	1,954
Change in unrealized gain (loss) on cash flow hedges, net of taxes of $(28,599) and $1,581 for the three months ended, and $(16,200) and $481 for the nine months ended, respectively	(108,781)	30,050	(86,197)	1,597
Change in unrealized gain on available-for-sale securities, net of taxes of $(288) and $625 for the three months ended, and $596 and $1,290 for the nine months ended, respectively	(400)	911	810	1,881

Total comprehensive income	$99,801	$250,488	$557,212	$532,806

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

Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the impact of the settlement of our cash flow hedges are not allocated to individual segments in our internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Financial Services	$655,761	$520,282	$1,838,426	$1,389,742
Healthcare	429,798	303,226	1,165,201	837,866
Manufacturing/Retail/Logistics	310,056	230,224	878,767	606,472
Other	205,339	163,181	575,055	447,707

Total revenue	$1,600,954	$1,216,913	$4,457,449	$3,281,787

Segment Operating Profit:
Financial Services	$222,165	$185,591	$620,660	$475,191
Healthcare	171,261	113,391	436,873	307,716
Manufacturing/Retail/Logistics	112,960	83,804	321,482	203,793
Other	66,753	56,992	182,122	147,926

Total segment operating profit	573,139	439,778	1,561,137	1,134,626
Less: unallocated costs(1)	280,137	211,479	732,812	517,395

Income from operations	$293,002	$228,299	$828,325	$617,231

(1)	Includes $24,500 and $64,244 of stock-based compensation expense for the three and nine months ended September 30, 2011, respectively and $14,109 and $42,044 of stock-based compensation expense for the three and nine months ended September 30, 2010, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues: (1)
North America (2)	$1,250,708	$945,973	$3,475,707	$2,570,591
Europe (3)	290,606	229,679	823,232	603,481
Other (4)	59,640	41,261	158,510	107,715

Total	$1,600,954	$1,216,913	$4,457,449	$3,281,787

	As of September 30, 2011	As of December 31, 2010
Long-lived Assets: (5)
North America(2)	$23,283	$12,198
Europe	4,773	3,687
Other (4)(6)	636,553	554,563

Total	$664,609	$570,448

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $183,737 and $153,503 for the three months ended and $522,908 and $390,469 for the nine months ended September 30, 2011 and 2010, respectively.
(4)	Includes our operations in Asia Pacific, Middle East and Latin America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

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

In December 2010, the FASB issued new guidance clarifying certain disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosures required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. We adopted the new guidance effective January 1, 2011. Our adoption of this standard did not have a material effect on our financial condition or consolidated results of operations. However, it may result in additional disclosures in the event that we enter into a business combination that is material either on an individual or aggregate basis.

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

In September 2011, the FASB issued new guidance related to goodwill impairment testing. The accounting update allows, but does not require, an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The new standard gives an entity the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This new standard will be effective for periods beginning after January 1, 2012 and will not have a material effect on our financial condition or consolidated results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three and nine months ended September 30, 2011, our revenue increased to $1,601.0 million and $4,457.4 million compared to $1,216.9 million and $3,281.8 million during the three and nine months ended September 30, 2010. Net income increased to $227.1 million and $643.5 million, or $0.73 and $2.07 per diluted share, including stock-based compensation expense, net of tax, equal to $0.07 and $0.16 per diluted share, during the three and nine months ended September 30, 2011, respectively. This is compared to net income of $203.7 million and $527.4 million, or $0.66 and $1.71 per diluted share, including stock-based compensation expense, net of tax, of $0.03 and $0.11 per diluted share, during the three and nine months ended September 30, 2010, respectively. The key drivers of our revenue growth during the three months ended September 30, 2011 were as follows:

•

Strong performance across all our business segments, with revenue growth ranging from 25.8% for our Other segment to 41.7% for our Healthcare segment for the quarter as compared to the quarter ended September 30, 2010;

•	Continued penetration of the European market where we experienced revenue growth of 26.5% for the quarter as compared to the quarter ended September 30, 2010;

•	Increased customer spending on discretionary development projects;

•	Expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	Increased penetration at existing customers, including strategic customers; and

•	Continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing, or BPO, and business intelligence. We finished the quarter with approximately 777 active clients compared to 697 as of September 30, 2010 and increased the number of strategic clients by six during the quarter bringing the total number of our strategic clients to 185. We define a strategic client as one offering the potential to generate $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 16.3% and 27.8%, respectively, of our total revenues during the quarter ended September 30, 2011 as compared to approximately 17.9% and 30.3%, respectively, for the quarter ended September 30, 2010. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

During the quarter ended September 30, 2011, our revenue from European customers increased by 26.5% to approximately $290.6 million compared to approximately $229.7 million in the quarter ended September 30, 2010. For the quarter ended September 30, 2011, revenue from Europe, excluding the UK, increased by approximately $30.7 million from approximately $76.2 million in the quarter ended September 30, 2010 to approximately $106.9 million and revenue from the UK increased by approximately $30.2 million from approximately $153.5 million in the quarter ended September 30, 2010 to approximately $183.7 million. We believe that Europe will continue to be an area of significant investment for us as we see this region as well as the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

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

Our operating margin decreased to approximately 18.3% for the quarter ended September 30, 2011 compared to 18.8% for the quarter ended September 30, 2010. Excluding stock-based compensation expense of approximately $24.5 million, operating margin for the quarter ended September 30, 2011 was approximately 19.8%. This was within our targeted operating margin range, excluding stock-based compensation expense, of 19% to 20% of total revenues. The operating margin decrease was primarily due to an increase in compensation costs and investments to grow our business, partially offset by operating efficiencies. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; strengthening our business analytic capabilities; strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; and recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the third quarter of 2011 with total headcount of approximately 130,400 which is an increase of approximately 34,800 as compared to the total headcount at September 30, 2010. The increase in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, is the primary driver of the increase in our operating expenses in 2011. Annualized turnover, including both voluntary and involuntary, was approximately 13.4% during the three months ended September 30, 2011. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies.

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

At September 30, 2011, we had cash and cash equivalents and short-term investments of $2,291.3 million and working capital of $2,771.5 million. Accordingly, we do not anticipate any near-term liquidity issues. During the three months ended September 30, 2011, we repurchased $163.1 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital.

While several measures have indicated that the economy may be improving, the global economic environment remains fragile. During the remainder of 2011, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

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

We periodically evaluate if unrealized losses, as determined based on the security valuation methodologies discussed above, on individual securities classified as available-for-sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is generally recorded to earnings and a new cost basis in the investment is established.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment. As of September 30, 2011, our goodwill balance was $289.1 million.

Long-Lived Assets and Intangibles. We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset. The measurement for such an impairment loss is then based on the fair value of the asset. If such assets were determined to be impaired, it could have a material adverse effect on our business, results of operations and financial condition.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended September 30:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues	Increase / (Decrease)
					$	%
Revenues	$1,600,954	100.0	$1,216,913	100.0	$384,041	31.6
Cost of revenues (1)	924,886	57.8	699,623	57.5	225,263	32.2
Selling, general and administrative expenses (2)	353,161	22.1	262,632	21.6	90,529	34.5
Depreciation and amortization expense	29,905	1.9	26,359	2.2	3,546	13.5

Income from operations	293,002	18.3	228,299	18.8	64,703	28.3
Other income (expense), net	(5,038)		14,977		(20,015)	—
Provision for income taxes	60,845		39,577		21,268	53.7

Net income	$227,119	14.2	$203,699	16.7	$23,420	11.5

(1)	Includes stock-based compensation expense of $3,990 and $2,850 in the three months ended September 30, 2011 and 2010, respectively and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $20,510 and $11,259 in the three months ended September 30, 2011 and 2010, respectively and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the three months ended September 30:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues
Income from operations, as reported	$293,002	18.3	$228,299	18.8
Add: stock-based compensation expense	24,500	1.5	14,109	1.1

Non-GAAP income from operations, excluding stock-based compensation expense	$317,502	19.8	$242,408	19.9

Revenue. Revenue increased 31.6%, or approximately $384.0 million, from approximately $1,216.9 million during the three months ended September 30, 2010 to approximately $1,601.0 million during the three months ended September 30, 2011. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs and increased customer spending on discretionary development projects. Revenue from customers existing as of September 30, 2010 increased by approximately $317.1 million and revenue from new customers added since September 30, 2010 was approximately $66.9 million or approximately 17.4% of the period over period revenue increase and 4.2% of total revenues for the three months ended September 30, 2011. In addition, revenue from our North American and European customers for the three months ended September 30, 2011 increased by $304.7 million and $60.9 million, respectively, over the comparable 2010 quarter. We had approximately 777 active clients as of September 30, 2011 as compared to 697 active clients as of September 30, 2010. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $135.5 million and $126.6 million, respectively, of the approximately $384.0 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 35.5% and 27.7%, respectively, compared to the three months ended September 30, 2010 and represented approximately 51.1% and 48.9%, respectively, of total revenues for the three months ended September 30, 2011. No customer accounted for sales in excess of 10% of revenues during the three months ended September 30, 2011 and 2010.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 32.2%, or approximately $225.3 million, from approximately $699.6 million during the three months ended September 30, 2010 to approximately $924.9 million during the three months ended September 30, 2011. The increase was due primarily to an increase in compensation and benefits costs of approximately $211.4 million, resulting primarily from the increase in the number of our technical personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 32.6%, or approximately $94.1 million, from approximately $289.0 million during the three months ended September 30, 2010 to approximately $383.1 million during the three months ended September 30, 2011, and increased as a percentage of revenue from 23.7% to 23.9%. The increase as a percentage of revenue was due primarily to increases in compensation and benefit costs, including stock-based compensation, partially offset by economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization.

Income from Operations. Income from operations increased 28.3%, or approximately $64.7 million, from approximately $228.3 million during the three months ended September 30, 2010 to approximately $293.0 million during the three months ended September 30, 2011, representing operating margins of 18.3% of revenues in 2011 and 18.8% of revenues in 2010. The operating margin decrease was primarily due to an increase in compensation costs and benefit costs, including stock-based compensation costs, and investments to grow our business, partially offset by operating efficiencies. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 41 basis points or 0.41 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 28 basis points or 0.28 percentage points. Excluding stock-based compensation expense of $24.5 million and $14.1 million for the three months ended September 30, 2011 and 2010, respectively, operating margin for the three months ended September 30, 2011 and 2010 was 19.8% and 19.9%, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended September 30, 2011, the settlement of certain cash flow hedges favorably impacted our operating margin by approximately 44 basis points or 0.44 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended September 30:

(Dollars in thousands)

	2011	2010	Increase/ (Decrease)
Foreign currency exchange (losses) gains	$(32,534)	$22,284	$(54,818)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	16,437	(14,645)	31,082

Net foreign currency exchange (losses) gains	(16,097)	7,639	(23,736)
Interest income	9,970	7,053	2,917
Other, net	1,089	285	804

Total other income (expense), net	$(5,038)	$14,977	$(20,015)

The foreign currency exchange losses of approximately $32.5 million were primarily attributed to intercompany balances between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $16.4 million gain on foreign exchange forward contracts was primarily related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets partially offset by the realized losses related to the settlement of certain foreign exchange forward contracts in the quarter ended September 30, 2011. As of September 30, 2011, the notional value of these undesignated hedges was $218.7 million. The increase in interest income of $2.9 million was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $39.6 million during the three months ended September 30, 2010 to approximately $60.8 million during the three months ended September 30, 2011. The effective income tax rate increased from 16.3% for the three months ended September 30, 2010 to 21.1% for the three months ended September 30, 2011. The increase in our effective income tax rate was primarily attributed to the expiration of the Indian STP tax holidays in 2011.

Net Income. Net income increased from approximately $203.7 million for the three months ended September 30, 2010 to approximately $227.1 million for the three months ended September 30, 2011, representing 16.7% and 14.2% of revenues, respectively. The decrease in net income as a percentage of revenues was primarily attributed to a higher effective income tax rate in the 2011 period.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth, for the periods indicated, certain financial data expressed for the nine months ended September 30:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues	Increase / (Decrease)
					$	%
Revenues	$4,457,449	100.0	$3,281,787	100.0	$1,175,662	35.8
Cost of revenues (1)	2,567,933	57.6	1,896,546	57.8	671,387	35.4
Selling, general and administrative expenses(2)	976,209	21.9	692,172	21.1	284,037	41.0
Depreciation and amortization expense	84,982	1.9	75,838	2.3	9,144	12.1

Income from operations	828,325	18.6	617,231	18.8	211,094	34.2
Other income (expense), net	17,744		12,805		4,939	38.6
Provision for income taxes	202,578		102,662		99,916	97.3

Net income	$643,491	14.4	$527,374	16.1	$116,117	22.0

(1)	Includes stock-based compensation expense of $11,139 and $9,889 in the nine months ended September 30, 2011 and 2010, respectively and is exclusive of depreciation and amortization expense.

(2) Includes stock-based compensation expense of $53,105 and $32,155 in the nine months ended September 30, 2011 and 2010, respectively and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the nine months ended September 30:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues
Income from operations, as reported	$828,325	18.6	$617,231	18.8
Add: stock-based compensation expense	64,244	1.4	42,044	1.3

Non-GAAP income from operations, excluding stock-based compensation expense	$892,569	20.0	$659,275	20.1

Revenue. Revenue increased by 35.8%, or approximately $1,175.7 million, from approximately $3,281.8 million during the nine months ended September 30, 2010 to approximately $4,457.4 million during the nine months ended September 30, 2011. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs and increased customer spending on discretionary development projects. Revenue from customers existing as of September 30, 2010 increased by approximately $1,069.8 million and revenue from new customers added since September 30, 2010 was approximately $105.9 million or approximately 9.0% of the period over period revenue increase and approximately 2.4% of total revenues for the nine months ended September 30, 2011. In addition, revenue from North American and European customers for the nine months ended September 30, 2011 increased by $905.1 million and $219.8 million, respectively, over the comparable 2010 period. We had approximately 777 active clients as of September 30, 2011 as compared to 697 active clients as of September 30, 2010. In addition, we experienced growth across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $448.7 million and $327.3 million, respectively, of the $1,175.6 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 44.8% and 27.6%, respectively, compared to the nine months ended September 30, 2010 and represented approximately 50.8% and 49.2%, respectively, of total revenues for the nine months ended September 30, 2011. No customer accounted for sales in excess of 10% of revenues during the nine months ended September 30, 2011 and 2010.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 35.4%, or approximately $671.4 million, from approximately $1,896.5 million during the nine months ended September 30, 2010 to approximately $2,567.9 million during the nine months ended September 30, 2011. The increase was due primarily to an increase in compensation and benefits costs of approximately $613.8 million resulting primarily from the increase in the number of our technical personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 38.2%, or approximately $293.2 million, from approximately $768.0 million during the nine months ended September 30, 2010 to approximately $1,061.2 million during the nine months ended September 30, 2011, and increased as a percentage of revenue from 23.4% to 23.8%. The increase as a percentage of revenue was due primarily to increases in compensation and benefit costs, including stock-based compensation, partially offset by economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization.

Income from Operations. Income from operations increased 34.2%, or approximately $211.1 million, from approximately $617.2 million during the nine months ended September 30, 2010 to approximately $828.3 million during the nine months ended September 30, 2011, representing operating margins of 18.8% and 18.6% of revenues, respectively. The operating margin decrease was primarily due to an increase in compensation costs and benefit costs, including stock-based compensation costs, and investments to grow our business partially offset by operating efficiencies and the net impact of the movement of the Indian rupee versus the U.S. dollar, including the impact of the applicable designated cash flow hedge gains. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 27 basis points or 0.27 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 27 basis points or 0.27 percentage points. Excluding stock-based compensation expense of $64.2 million and $42.0 million for the nine months ended September 30, 2011 and September 30, 2010, respectively, operating margin for the nine months ended September 30, 2011 and September 30, 2010 was 20.0% and 20.1% of revenues, respectively.

We entered into foreign exchange forward contracts to hedge certain salary payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2011, the settlement of certain cash flow hedges favorably impacted our operating margin by approximately 74 basis points or 0.74 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, for the periods indicated, total other income (expense), net for the nine months ended September 30:

(Dollars in thousands)

	2011	2010	Increase/ (Decrease)
Foreign currency exchange (losses) gains	$(19,510)	$8,957	$(28,467)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	6,922	(16,420)	23,342

Net foreign currency exchange (losses)	(12,588)	(7,463)	(5,125)
Interest income	28,381	19,654	8,727
Other, net	1,951	614	1,337

Total other income (expense), net	$17,744	$12,805	$4,939

The foreign currency exchange losses of approximately $19.5 million were primarily attributed to intercompany balances between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $6.9 million of gains on foreign exchange forward contracts was primarily related to the change in fair value of forward foreign exchange contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets partially offset by the realized losses related to the settlement of certain foreign exchange forward contracts in the nine months ended September 30, 2011. As of September 30, 2011, the notional value of these undesignated hedges was $218.7 million. The $8.7 million increase in interest income was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $102.7 million during the nine months ended September 30, 2010 to approximately $202.6 million during the nine months ended September 30, 2011. The effective income tax rate of 16.3% for the nine months ended September 30, 2010 increased to 23.9% for the nine months ended September 30, 2011. The increase in our effective income tax rate was primarily attributed to the expiration of the Indian STP tax holidays in 2011.

Net Income. Net income increased from approximately $527.4 million for the nine months ended September 30, 2010 to approximately $643.5 million for the nine months ended September 30, 2011, representing 16.1% and 14.4% of revenues, respectively. The decrease in net income as a percentage of revenues was primarily attributed to a higher effective tax rate in the 2011 period.

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

Our chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain expenses, such as general and administrative, and a portion of depreciation and amortization, are not specifically allocated to specific segments as management does not believe it is practical to allocate such costs to individual segments because they are not directly attributable to any specific segment. Further, stock-based compensation expense and the impact of the settlements of our cash flow hedges are not allocated to individual segments in our internal management reports used by the chief operating decision maker. Accordingly, these expenses are separately disclosed as “unallocated” and are adjusted only against the total income from operations.

As of September 30, 2011, we had approximately 777 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended September 30, 2011 and 2010. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended September 30, 2011 and 2010 are as follows:

(Dollars in thousands)

	2011	2010	Increase / (Decrease)
			$	%
Revenues:
Financial Services	$655,761	$520,282	$135,479	26.0
Healthcare	429,798	303,226	126,572	41.7
Manufacturing/Retail/Logistics	310,056	230,224	79,832	34.7
Other	205,339	163,181	42,158	25.8

Total revenues	$1,600,954	$1,216,913	$384,041	31.6

Segment Operating Profit:
Financial Services	$222,165	$185,591	$36,574	19.7
Healthcare	171,261	113,391	57,870	51.0
Manufacturing/Retail/Logistics	112,960	83,804	29,156	34.8
Other	66,753	56,992	9,761	17.1

Total segment operating profit	$573,139	$439,778	$133,361	30.3

Financial Services Segment

Revenue. Revenue increased by 26.0%, or approximately $135.5 million, from approximately $520.3 million during the three months ended September 30, 2010, to approximately $655.8 million during the three months ended September 30, 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2010 and customers added since September 30, 2010 was approximately $118.8 million and approximately $16.7 million, respectively. Within the segment, quarterly revenue from our banking and insurance customers increased approximately $92.0 million and $43.5 million, respectively. Overall, the increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 19.7%, or approximately $36.6 million, from approximately $185.6 million during the three months ended September 30, 2010, to approximately $222.2 million during the three months ended September 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Healthcare Segment

Revenue. Revenue increased by 41.7%, or approximately $126.6 million, from approximately $303.2 million during the three months ended September 30, 2010, to approximately $429.8 million during the three months ended September 30, 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2010 and customers added since September 30, 2010 was approximately $109.1 million and approximately $17.5 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $79.3 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 51.0%, or approximately $57.9 million, from approximately $113.4 million during the three months ended September 30, 2010, to approximately $171.3 million during the three months ended September 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage of prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 34.7%, or approximately $79.8 million, from approximately $230.2 million during the three months ended September 30, 2010, to approximately $310.0 million during the three months ended September 30, 2011. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2010 and customers added since September 30, 2010 was approximately $59.8 million and approximately $20.0 million, respectively. Within the segment, growth was strong among our retail and hospitality customers, where revenue during 2011 increased by approximately $54.8 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 34.8%, or approximately $29.2 million, from approximately $83.8 million during the three months ended September 30, 2010, to approximately $113.0 million during the three months ended September 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues during the quarter.

Other Segment

Revenue. Revenue increased by 25.8%, or approximately $42.2 million, from approximately $163.2 million during the three months ended September 30, 2010, to approximately $205.3 million during the three months ended September 30, 2011. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2010 and customers added since September 30, 2010 was approximately $29.5 million and approximately $12.7 million, respectively. Within the Other segment, growth was particularly strong among our telecommunications customers where revenue increased by approximately $22.1 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 17.1%, or approximately $9.8 million, from approximately $57.0 million during the three months ended September 30, 2010, to approximately $66.8 million during the three months ended September 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the nine months ended September 30, 2011 and 2010 are as follows:

(Dollars in thousands)

	2011	2010	Increase / (Decrease)
			$	%
Revenues:
Financial Services	$1,838,426	$1,389,742	$448,684	32.3
Healthcare	1,165,201	837,866	327,335	39.1
Manufacturing/Retail/Logistics	878,767	606,472	272,295	44.9
Other	575,055	447,707	127,348	28.4

Total revenues	$4,457,449	$3,281,787	$1,175,662	35.8

Segment Operating Profit:
Financial Services	$620,660	$475,191	$145,469	30.6
Healthcare	436,873	307,716	129,157	42.0
Manufacturing/Retail/Logistics	321,482	203,793	117,689	57.7
Other	182,122	147,926	34,196	23.1

Total segment operating profit	$1,561,137	$1,134,626	$426,511	37.6

Financial Services Segment

Revenue. Revenue increased by 32.3%, or approximately $448.7 million, from approximately $1,389.7 million during the nine months ended September 30, 2010, to approximately $1,838.4 million during the nine months ended September 30, 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2010 and customers added since September 30, 2010 was approximately $423.7 million and approximately $25.0 million, respectively. Within the segment, revenue from our banking and insurance customers increased approximately $320.8 million and $127.9 million, respectively. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 30.6%, or approximately $145.5 million, from approximately $475.2 million during the nine months ended September 30, 2010, to approximately $620.7 million during the nine months ended September 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Healthcare Segment

Revenue. Revenue increased by 39.1%, or approximately $327.3 million, from approximately $837.9 million during the nine months ended September 30, 2010, to approximately $1,165.2 million during the nine months ended September 30, 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2010 and customers added since September 30, 2010 was approximately $299.8 million and approximately $27.5 million, respectively. Within the segment, growth was particularly strong among our healthcare customers, where revenue increased by approximately $201.6. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 42.0%, or approximately $129.2 million, from approximately $307.7 million during the nine months ended September 30, 2010, to approximately $436.9 million during the nine months ended September 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage of prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 44.9%, or approximately $272.3 million, from approximately $606.5 million during the nine months ended September 30, 2010, to approximately $878.8 million during the nine months ended September 30, 2011. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2010 and customers added since September 30, 2010 was approximately $243.7 million and approximately $28.6 million, respectively. Within the segment, growth was particularly strong among our retail and hospitality customers, where revenue increased by approximately $163.1 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 57.7%, or approximately $117.7 million, from approximately $203.8 million during the nine months ended September 30, 2010, to approximately $321.5 million during the nine months ended September 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues and achieving operating efficiencies, including continued leverage of prior sales and marketing investments, partially offset by additional headcount to support our revenue growth, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Other Segment

Revenue. Revenue increased by 28.4%, or approximately $127.3 million, from approximately $447.7 million during the nine months ended September 30, 2010, to approximately $575.0 million during the nine months ended September 30, 2011. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2010 and customers added since September 30, 2010 was approximately $102.5 million and approximately $24.8 million, respectively. Within the Other segment, growth was particularly strong among our telecommunications customers, where revenue increased by approximately $55.6 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 23.1%, or approximately $34.2 million, from approximately $147.9 million during the nine months ended September 30, 2010, to approximately $182.1 million during the nine months ended September 30, 2011. The increase in segment operating profit was attributable primarily to increased revenues, partially offset by additional headcount to support our revenue growth, continued investment in sales and marketing, an increase in compensation and benefit costs and the impact of the appreciation of the Indian rupee versus the U.S. dollar.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents and short-term investments of $2,291.3 million. We have used, and plan to use, our cash for expansion of existing operations, including our offshore development and delivery centers; continued development of new service lines; possible acquisitions of related businesses; formation of joint ventures; stock repurchases; and general corporate purposes, including working capital. As of September 30, 2011, we had working capital of approximately $2,771.5 million, including short-term investments of $1,110.1 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $590.1 million during the nine months ended September 30, 2011 as compared to approximately $372.4 million during the nine months ended September 30, 2010. The increase was primarily attributed to an increase in net income, as well as, a reduction in our days of sales outstanding. Trade accounts receivable increased from approximately $901.3 million at December 31, 2010 to approximately $1,104.7 million at September 30, 2011. Unbilled accounts receivable increased from approximately $113.0 million at December 31, 2010 to approximately $163.4 million at September 30, 2011. The increase in trade accounts receivable and unbilled receivables as of September 30, 2011 as compared to December 31, 2010 was primarily due to increased revenues. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At September 30, 2011, our days of sales outstanding, including unbilled receivables, were approximately 73 days as compared to 71 days at December 31, 2010 and 81 days as of September 30, 2010.

Our investing activities used net cash of approximately $677.0 million during the nine months ended September 30, 2011 as compared to approximately $292.6 million during the nine months ended September 30, 2010. The increase in net cash used in investing activities related to an increase in net investments, capital expenditure spending and payments for acquisitions.

Our financing activities used net cash of approximately $276.7 million during the nine months ended September 30, 2011 as compared to providing $134.5 million during the nine months ended September 30, 2010. The increase in net cash used in financing activities was primarily related to an increase in common stock repurchases in 2011.

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

Commitments and Contingencies

As of September 30, 2011, we had outstanding fixed capital commitments of approximately $96.4 million related to our India development center expansion program which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 78.0% of our revenues for the nine months ended September 30, 2011 are generated from customers located in North America. However, a portion of our costs in India, representing approximately 33.4% of our global operating costs for the nine months ended September 30, 2011, are denominated in the Indian rupee and are subject to foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign exchange rate fluctuations, which may result in non-operating foreign currency gains or losses upon remeasurement. For the nine months ended September 30, 2011, we reported foreign currency exchange losses, exclusive of gains on foreign exchange forward contracts not designated as hedging instruments, of approximately $19.5 million, which were primarily attributed to the remeasurement of intercompany balances between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to the Indian rupee in our Indian subsidiaries.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three and nine months ended September 30, 2011, we reported income of $7.0 million and $33.1 million, respectively, on contracts that settled during these periods. As of September 30, 2011, we had outstanding contracts with a notional value of $225.0 million and a weighted average forward rate of 48.0 rupees to the U.S. dollar scheduled to mature in 2011, outstanding contracts with a notional value of $990.0 million and a weighted average forward rate of 48.4 rupees to the U.S. dollar scheduled to mature in 2012, outstanding contracts with a notional value of $960.0 million and a weighted average forward rate of 50.2 rupees to the U.S. dollar scheduled to mature in 2013, outstanding contracts with a notional value of $600.0 million and a weighted average forward rate of 52.2 rupees to the U.S. dollar scheduled to mature in 2014, and outstanding contracts with a notional value of $240.0 million and a weighted average forward rate of 53.0 rupees to the U.S. dollar scheduled to mature in 2015.

We also use foreign currency forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying net monetary assets. We entered into a series of foreign exchange forward contracts, scheduled to mature in 2012, to buy U.S. dollars and sell Indian rupees. At September 30, 2011, the notional value of the outstanding contracts was $218.7 million and the related fair value was an asset of $14.0 million. During the three and nine months ended September 30, 2011, inclusive of gains of $16.4 million and $6.9 million, respectively, on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $16.1 million and $12.6 million, respectively.

Recent Accounting Pronouncements

See Note 11 to our unaudited condensed consolidated financial statements for additional information.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain salary payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of September 30, 2011 and December 31, 2010, the notional value of these contracts was $3,015.0 million and $2,160.0 million, respectively. The outstanding contracts at September 30, 2011 are scheduled to mature each month during 2011, 2012, 2013, 2014 and 2015. At September 30, 2011 and December 31, 2010, the net unrealized (loss) gain on our outstanding foreign exchange forward contracts was approximately $(70.1) million and $32.3 million, respectively. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $285.2 million.

We also use foreign exchange forward contracts to hedge balance sheet exposure to our Indian rupee denominated net monetary assets. These contracts are not designated as hedges and are intended to offset the foreign currency exchange rate gains or losses upon the remeasurement of the underlying Indian rupee denominated net monetary assets. We entered into a series of foreign exchange forward contracts, scheduled to mature in 2012, to buy U.S. dollars and sell Indian rupees. At September 30, 2011, the notional value of the outstanding contracts was $218.7 million and the related fair value was an asset of $14.0 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $20.0 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2011 and 2010 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of September 30, 2011, we had approximately $2,291.3 million of cash and cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade, rated A or better with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of September 30, 2011, our short-term investments totaled $1,110.1 million. Our investment portfolio is primarily comprised of bank time deposits and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities, asset-backed securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2011. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first nine months of 2011, approximately 78.0% of our revenues were attributable to the North American region, 18.5% were attributable to the European region, and 3.5% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 22.0% of our revenues for the nine months ended September 30, 2011. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Existing and future legislative and administrative/regulatory policies restricting the performance of business process services from an offshore location in jurisdictions in Europe, the Asia Pacific, or any other region in which we have clients could also have a material adverse effect on our business, results of operations and financial condition. For example, legislation enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union, or EU, countries, and provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, to avoid unfair dismissal claims, we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients who outsource business to us in the United Kingdom and other EU countries that have adopted similar laws. These types of policies may materially affect our ability to obtain new business from companies in the United Kingdom and EU and to provide outsourced services to companies in the United Kingdom and EU in a cost-effective manner.

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

The H-1B visa classification enables United States employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. We began filing H-1B petitions with CIS against the fiscal year (FY) 2012 caps beginning April 1, 2011 for work in H-1B status beginning on October 1, 2011. As part of our advanced planning process, we believe that we have a sufficient number of employees who are permit-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program face higher legal and regulatory standards, and are often subject to investigations by the Wage and Hour Division of the United States Department of Labor (DOL) and unannounced random site inspections by CIS’s parent agency, the United States Department of Homeland Security (DHS). A finding by DOL, DHS, and/or another governmental agency of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

We also regularly transfer employees from India to the United States to work on projects at client sites using the L-1 visa classification. Companies abroad are allowed to transfer certain managers and executives through the L-1A visa, and employees with specialized company knowledge through the L-1B visa to related United States companies, such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L” petition, under which the corporate relationships of our transferring and receiving entities have been pre-approved by CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing a pre-approval process through CIS in the United States. In recent years, both the United States consular posts in India that review initial L-1 applications and CIS, which adjudicates individual petitions for initial grants and extensions of L-1 visa status, have become increasingly restrictive with respect to this category, particularly the L-1B “specialized knowledge” standard. As a result, the rate of refusals of initial individual L-1 petitions and extensions for Indian nationals has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed or prevented visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

Pursuant to the L-1 Visa Reform Act which became effective in June 2005, there are a number of restrictions and requirements that must be met for us to obtain L-1 visas for our personnel. Under one provision of the L-1 Visa Reform Act, all L-1 applicants, including those brought to the United States under a Blanket L Program, must have worked abroad with the related company for one full year in the prior three years. In addition, L-1B “specialized knowledge” visa holders may not be primarily stationed at the work site of another employer if the L-1B visa holder will be principally controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

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

Approximately 78.0% of our revenues during the nine months ended September 30, 2011 were derived from customers located in North America. In the same period, approximately 18.5% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the nine months ended September 30, 2011, we earned approximately 41.2% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

We face intense competition from other service providers.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, and changes in customer requirements. The intensely competitive information technology, consulting and business process outsourcing professional services markets include a large number of participants and are subject to rapid change. These markets include participants from a variety of market segments, including:

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

In addition, we may face competition from companies that increase in size or scope as the result of strategic mergers or acquisitions. These transactions may include consolidation activity among hardware manufacturers, software companies and vendors, and service providers. The result of any such vertical integration may be greater integration of products and services that were once offered separately by independent vendors. Our access to such products and services may be reduced as a result of such an industry trend, which could adversely affect our competitive position. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments on our assets.

We may not be able to sustain our current level of profitability.

For the nine months ended September 30, 2011, we reported an operating margin of 18.6%. Our operating margin may decline if we experience declines in demand and pricing for our services, imposition of new non-income related taxes or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

We may face difficulties in providing end-to-end business solutions or delivering complex and large projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business.

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

Our top five customers generated approximately 16.7% of our revenues for the nine months ended September 30, 2011. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our operating results may be negatively impacted by the loss of certain tax benefits provided by India to companies in our industry as well as by proposed tax legislation in India.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 31.5% of our revenues for the nine months ended September 30, 2011. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

We could be held liable for damages or our reputation could be damaged by disclosure of confidential information or personal data, security breaches or system failures.

We are dependent on information technology networks and systems to process, transmit and securely store electronic information and to communicate among our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information or data, including personal data. In addition, many of our engagements involve projects that are critical to the operations of our customers’ businesses and provide benefits that are difficult to quantify. The theft and/or unauthorized use or publication of our, or our clients’, confidential information or other proprietary business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our services. Any failure in the networks or computer systems used by us or our customers could result in a claim for substantial damages against us and significant reputational harm, regardless of our responsibility for the failure. Although we attempt to limit by contract our liability for damages arising from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that any contractual limitations on liability will be enforceable in all instances or will otherwise protect us from liability for damages.

In addition, we often have access to or are required to manage, utilize, collect and store sensitive or confidential client or employee data, including nonpublic personal data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to significant liability to our clients or our clients’ customers for breaching contractual confidentiality and security provisions or privacy laws, as well as liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation.

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

Our business could be negatively affected if we incur legal liability, including with respect to our contractual obligations, in connection with providing our solutions and services.

If we fail to meet our contractual obligations or otherwise breach obligations to our clients, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity by doing so or because our personnel did not adequately adhere to our guidelines. In addition, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us to become standard in the marketplace. If we cannot or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope and/or amount of our potential liability. If we cannot, or do not, meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the enforceable terms of our agreements, we might face significant legal liability and our business could be adversely affected.

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

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and harm our business.

Our future success will depend, in part, on our ability to protect our proprietary methodologies and other valuable intellectual property. We presently hold no patents or registered copyrights. We rely upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect our intellectual property rights. Existing laws of some countries in which we provide services or solutions, such as China, might offer only limited protection of our intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. We believe that laws, rules, regulations and treaties in effect in the United States, India and other countries in which we operate are adequate to protect us from misappropriation or unauthorized use of our intellectual property. However, there can be no assurance that these laws will not change and, in particular, that the laws of India or the United States will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets from India to the United States or from the United States to India. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of any of our intellectual property, or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. Enforcing our rights might also require considerable time, money and oversight. Unauthorized use of our intellectual property may result in development of technology, products or services that compete with our products and services and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. If we are unable to protect our intellectual property, our business may be adversely affected.

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

Our ability to enforce our software license agreements, service agreements, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. To the extent that we seek to enforce our rights, we could be subject to claims that an intellectual property right is invalid, otherwise not enforceable, or is licensed to the party against whom we are pursuing a claim. In addition, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights or assert other claims against us, which could harm our business. If we are not successful in defending these claims in litigation, we may not be able to sell or license a particular service or solution due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. In addition, governments may adopt regulations, or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

Our services or solutions could infringe upon the intellectual property rights of others and we may be subject to claims of infringement of third-party intellectual property rights.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of others. Third parties may assert against us or our customers claims alleging infringement of patent, copyright, trademark, or other intellectual property rights to technologies or services that are important to our business. Infringement claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In our contracts, we generally agree to indemnify our clients for any expenses or liabilities resulting from our infringement of the intellectual property rights of third parties. In some instances, the amount of our liability under these indemnities could be substantial. Any claims that our products, services or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, may cause us to incur significant costs in defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. In addition, as result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

•	pay third-party infringement claims;

•	discontinue using, licensing, or selling particular products subject to infringement claims;

•	discontinue using the technology or processes subject to infringement claims;

•	develop other technology not subject to infringement claims, which could be costly or may not be possible; and/or

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.

The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our offering of affected items or services, our revenue could be harmed. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.

We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents for software products and methods, technological solutions, and processes. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the primary purpose of asserting such claims against other companies. The risk of infringement claims against us may also increase as we continue to develop and license our intellectual property to our clients and other third parties. Any infringement claim or litigation against us could have a material adverse effect on our business, results of operations and financial condition.

We might lose our ability to utilize the intellectual property of others, which could harm our business.

We could lose our ability, or be unable to secure the right, to utilize the intellectual property of others. Third-party suppliers of software, hardware or other intellectual assets could be unwilling to permit us to use their intellectual property and this could impede or disrupt use of their products or services by us and our clients. If our ability to provide services and solutions to our clients is impaired as a result of any such denial, our operating results could be adversely affected.

We may not be able to successfully acquire target companies or integrate acquired companies or technologies into our company, and we may become subject to certain liabilities assumed or incurred in connection with our acquisitions that could harm our operating results.

If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. We expect to continue pursuing strategic acquisition and joint venture opportunities designed to enhance our capabilities, expand our capacity and geographic presence and/or enter new technology areas. We cannot predict or guarantee that we will successfully identify suitable acquisition candidates or consummate any acquisition or joint venture. We may need to divert and/or dedicate management and other resources to complete the transactions. Once we have consummated an acquisition transaction or entered into a joint venture transaction, we may not be able to integrate the acquired business or joint venture (and personnel) into our operations, recognize anticipated efficiencies and/or benefits, realize our strategic objectives or achieve the desired financial and operating results, in each case, both generally and as a result of our unique organizational structure. Acquisitions and joint ventures involve a number of special risks, including diversion of management’s attention, failure to retain key personnel and the potential assumption or incurrence of liabilities and/or obligations.

Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover, that we inadequately assess in our due diligence efforts or that are not properly disclosed to us. In particular, to the extent that any acquired business (or any properties thereof) (i) failed to comply with or otherwise violated applicable laws or regulations, (ii) failed to fulfill contractual obligations to customers or (iii) incurred material liabilities or obligations to customers that are not identified during the diligence process, we, as the successor owner, may be financially responsible for these violations, failures and liabilities and may suffer financial and/or reputational harm or otherwise be adversely affected. In addition, as part of an acquisition, we may assume responsibilities and obligations of the acquired business pursuant to the terms and conditions of services agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. Although we attempt to structure acquisitions in such a manner as to minimize our exposure to, among other things, the factors and conditions contemplated by the foregoing two sentences (including through indemnification protection), we cannot predict or guarantee that our efforts will be effective or will protect us from liability. The discovery of any material liabilities associated with our acquisitions for which we are unable to recover indemnification amounts could harm our operating results.

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

Issuer Purchases of Equity Securities

In December 2010, our Board of Directors authorized up to $150.0 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock. The $150.0 million authorization excluded fees and expenses and was set to expire in December 2011. In May 2011, our Board of Directors approved an increase to our stock repurchase program of $150 million bringing the total authorization under the repurchase program to $300 million, excluding fees and expenses. In addition, the expiration date was extended to June 30, 2012. In August 2011, our Board of Directors approved an additional increase to our stock repurchase program of $300 million bringing the total authorization under the repurchase program to $600 million, excluding fees and expenses. The program authorizes management to repurchase shares in the open market or in private transactions from time to time, depending on market conditions. During the three months ended September 30, 2011, we repurchased $163.1 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
July 1, 2011 – July 31, 2011	—	—	—	$85,012
August 1, 2011 – August 31, 2011	2,069,908	$62.40	2,069,908	255,850
September 1, 2011 – September 30, 2011	562,620	$60.35	562,620	221,898

Total	2,632,528	$61.96	2,632,528

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: November 4, 2011	By:	/s/ Francisco D’Souza
Francisco D’Souza,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Gordon Coburn
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