Form 10-K
period 2011-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2012-02-27
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2011, based on $73.34 per share, the last reported sale price on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC on that date, was $22,176,120,528.

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 17, 2012 was 303,376,134 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.	Business

Overview

We are a leading provider of custom information technology, consulting and business process outsourcing services. Our customers are primarily Global 2000 companies. Our core competencies include Technology Strategy Consulting, Complex Systems Development and Integration, Enterprise Software Package Implementation and Maintenance, Data Warehousing, Business Intelligence and Analytics, Application Testing, Application Maintenance, Infrastructure Management, and Business and Knowledge Process Outsourcing, or BPO and KPO. We tailor our services to specific industries, and utilize an integrated global delivery model. This seamless global sourcing model combines technical and account management teams located on-site at the customer location and at dedicated near-shore and offshore development and delivery centers located primarily in India, China, the United States, Canada, Argentina, Hungary and the Philippines.

Industry Background

Many companies today face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in the economy, government regulations, globalization, virtualization and other technology innovations. In response to these challenges, many companies are focused on improving efficiencies, enhancing effectiveness and driving innovation to favorably impact both the bottom-line and the top-line. In order to achieve these goals, companies are focusing on a number of services, such as:

•	Business and Information Technology, or IT, alignment;

•	IT application and infrastructure optimization;

•	Business and Knowledge Process effectiveness and efficiency;

•	Complex custom systems development;

•	Data Warehousing, Business Intelligence, or BI and Analytics;

•	Enterprise Resource Planning, or ERP;

•	Customer Relationship Management, or CRM;

•	Supply Chain Management;

•	Enterprise 2.0 business models and technology solutions;

•	Service-Oriented Architectures, Web 2.0 and Cloud Computing; and

•	Engineering and Manufacturing solutions.

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

Additionally, in order to respond effectively to a changing and challenging business environment, IT departments of many companies have focused increasingly on improving returns on IT investments, lowering costs and accelerating the delivery of new systems and solutions. To accomplish these objectives, many IT departments have shifted all or a portion of their IT development, integration and maintenance requirements to outside service providers operating with global delivery models.

Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of, and address the challenges in using, a global talent pool. The effective use of personnel from across the globe can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies. Certain countries, particularly India, the Philippines, Singapore and China, have large talent pools of highly qualified technical professionals who can provide high quality IT and business and knowledge process outsourcing services at a lower cost. India is a leader in IT services, and is regarded as having one of the largest and highest quality pools of talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing, integration and maintenance, as well as technology consulting and infrastructure management. India’s services and software exports continue to see significant growth. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that India’s IT software and services and business process outsourcing sectors are expected to exceed $87 billion at the end of NASSCOM’s fiscal year 2012. This is an expected growth rate of approximately 15% over the prior fiscal year. According to the latest NASSCOM “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities, and are expected to result in export revenues of approximately $175 billion by 2020.

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

The Cognizant Approach

Our business is organized and managed primarily around our four vertically-oriented business segments:

•	Financial Services;

•	Healthcare;

•	Manufacturing, Retail and Logistics; and

•	Other, which includes Communications, Information, Media and Entertainment, and High Technology.

This vertical focus has been central to our revenue growth and high customer satisfaction. As the IT services industry continues to mature, clients are looking for service providers who understand their businesses, industry initiatives, cultures and have solutions tailored to meet their individual business needs. We continue to hire experts out of industry, establish a broad base of business analysts and consultants, invest in industry training for our staff, and build out industry-specific services and solutions. This approach is central to our high-levels of on-time delivery and customer satisfaction, as we understand the full context of our clients’ challenges and have deep experience in addressing them.

Our key service areas, IT Consulting and Technology Services and Outsourcing Services are delivered to our clients across our four business segments in a standardized, high-quality manner through a global delivery model. These service areas include:

•	IT Consulting and Technology Services

•	Business and Knowledge Process Consulting;

•	IT Strategy Consulting;

•	Program Management Consulting;

•	Technology Consulting;

•	Application Design, Development, Integration and Re-engineering, such as:

•	Complex Custom Systems Development;

•	Data Warehousing / Business Intelligence, or BI;

•	Customer Relationship Management, or CRM, System implementation; and

•	Enterprise Resource Planning, or ERP, System implementation; and

•	Software Testing Services.

•	Outsourcing Services

•	Application Maintenance, such as:

•	Custom Application Maintenance; and

•	CRM and ERP Maintenance;

•	IT Infrastructure Outsourcing; and

•	Business and Knowledge Process Outsourcing, or BPO and KPO.

Business Segments

We are organized around our four vertically–oriented business segments, and we report the operations of our business as follows:

Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other
Banking Insurance	Healthcare Life Sciences	Manufacturing and Logistics Retail, Travel and Hospitality Consumer Goods	Communications Information, Media and Entertainment High Technology

Financial Services

In 2011, our Financial Services business segment represented approximately 41.1% of our total revenues. Revenues from our Financial Services business segment were $2,518.4 million, $1,944.5 million, and $1,406.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. This business segment provides services to our customers operating in the following industries:

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

Healthcare

In 2011, our Healthcare business segment represented approximately 26.5% of our total revenues. Revenues from our Healthcare business segment were $1,622.2 million, $1,177.1 million, and $860.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. This business segment provides services to our customers operating in the following industries:

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

Manufacturing/Retail/Logistics

In 2011, our Manufacturing, Retail and Logistics business segment represented approximately 19.6% of our total revenues. Revenues from our Manufacturing/Retail/Logistics business segment were $1,197.5 million, $849.6 million, and $564.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. This business segment services customers in the following industry groups:

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

•

Retail, Travel and Hospitality. We serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters. We deliver the best of both worlds: in-depth experience with retailing applications and a strong enterprise architecture foundation. We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems and intermediaries and real estate companies. Several of the services we provide for retail and hospitality customers are as follows:

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

•	Our technical and functional consultants provide in-depth knowledge of industry applications and standards; and

•	We also provide BPO services to restaurants, hotels and airlines.

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

Other

In 2011, our Other business segment represented approximately 12.8% of our total revenues. Revenues from our Other business segment were $783.1 million, $621.2 million, and $446.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Other business segment is an aggregation of operating segments which, individually, are less than 10.0% of consolidated revenues and segment operating profit. The Other business segment includes Communications, Information, Media and Entertainment, and High Technology operating segments. A description of operating segments included in Other is as follows:

•

Communications. Our Communications industry practice serves some of the world’s leading communications service providers, equipment vendors and software vendors. We have several industry-specific solutions, including: Operational Support Systems/Business Support Systems, or OSS/BSS, Implementation, Network Management Services, Mobile Applications, Conformance Testing, Product Lifecycle Management, Product Implementation, Portals, Business Activity Monitoring, Mobile Systems Integration, Broadband Evolution Services and Billing Quality Assurance.

•

Information, Media and Entertainment. We have an extensive track record of working with some of the world’s largest media and entertainment companies. With the emergence of digital technologies promising to revolutionize the business, we offer consulting and outsourcing services to help media and entertainment companies concentrate on their end product. Some of our solutions include:

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

Our Solution and Services

We believe that we have developed an effective integrated global delivery business model and this business model is expected to be a critical element of our continued growth. To support this business model, at December 31, 2011, we employed approximately 137,700 professionals and support staff globally. We also have established facilities and technology and communication infrastructures to support our business model.

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

In addition to our industry-specific expertise and focus, our strengths, which we believe differentiate us from other IT service providers, include the following:

Established and Scalable Proprietary Processes: We have a comprehensive process framework that addresses the entire software engineering life cycle and support activities which are scalable for projects of different sizes and complexities. This proprietary framework, which we refer to as “Process Space” (part of Cognizant 2.0), is supported by in-house project management, metrics management and workflow tools and is available to all of our programmers globally. Process Space has evolved since its original release in 1996 in breadth, depth and maturity, based on the implementation feedback from projects and findings of internal quality audits and external assessments. Process capabilities are monitored at the sub-process level and performance targets are monitored at the process level, which are aligned with the overall business objectives. Statistical process controls are used extensively to continuously monitor, predict and improve performance. Our Delivery Assurance group facilitates process implementation from the project inception and audits the projects periodically to ensure that the implementation is effective and the risks are being managed.

Our process framework complies with the requirements of ISO 9001, TL 9000 for Telecom projects, and ISO 20000 for Infrastructure projects. Our delivery processes, support processes and their implementation are formally certified by Det Norske Veritas, or DNV, in the above mentioned standards. KPMG appraises our enterprise-wide operations to be at Capability Maturity Model Integration, or CMMI, at a Level 5, which is the highest possible maturity level rating, of the CMMI v1.2, of the Software Engineering Institute at Carnegie Mellon University. Our BPO service offering is assessed at eSCM Maturity Level 4 which is the highest possible rating for the first attempt of the e-Sourcing Capability Model of IT Services Qualification Center at Carnegie Mellon University. Finally, all of our principal development centers have been certified by the STQC Directorate Ministry of Communications and Information Technology, Government of India (the accreditation authority for companies in India) under the internationally recognized ISO 27001 (previously BS 7799-2) Information Security Standards, a comprehensive set of controls comprising best practices in information security and business continuity planning. We have implemented the above process framework enterprise-wide to ensure that we consistently deliver high quality of products and services to our clients from all global operations. We have invested considerably in automation to improve process institutionalization across the organization. For example, we have created and rolled out “Cognizant 2.0” an intelligent delivery ecosystem which orchestrates processes, methodologies, best practices driving effective usage of knowledge as well as providing a collaborative framework for our world-wide associates. Cognizant 2.0 offers a unique blend of collaboration, process management and just-in-time management.

Our process framework has been extensively adapted to cater to different types of projects managed by the organization across different service lines, such as Application Development, Managed Services, Application Testing, BPO and IT Infrastructure Management. In our goal of achieving the highest level of Delivery Excellence, we are also driving an initiative called Best-In-Class framework throughout the organization.

Highly-Skilled Workforce. Our managers and senior technical personnel provide in-depth project management expertise to customers. To maintain this level of expertise, we place significant emphasis on recruiting and training our workforce of highly-skilled professionals. We have approximately 16,200 project managers and senior technical personnel around the world, many of whom have significant work experience in North America, Europe and Asia. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide extensive combined classroom and on-the-job training to newly hired technical staff, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff. We were assessed by KPMG at Level 5 (the highest possible rating) of the People Capability Maturity Model, or P-CMM, of the Software Engineering Institute at Carnegie Mellon University. This widely recognized means of implementing current best practices in fields such as human resources, knowledge management and organizational development help improve our processes for managing and developing our workforce and addressing critical people issues.

Research and Development and Competency Centers. We have project experience and expertise across multiple architectures and technologies, and have made significant investments in our competency centers and in research and development to keep abreast of the latest technology developments. Most of our technical staff are trained in multiple technologies and architectures. As a result, we are able to react to customers’ needs quickly and efficiently redeploy our technical staff to different technologies. Also, to develop and maintain this flexibility, we have made a substantial investment in our competency centers so that the experience gained from particular projects and research and development efforts is leveraged across our entire organization. In addition, through our investment in research and development activities and the continuing education of our technical personnel, we enlarge our knowledge base and develop the necessary skills to keep pace with emerging technologies. We believe that our ability to work in new technologies allows us to foster long-term relationships by having the capacity to continually address the needs of both existing and new customers.

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

Expand Service Offerings and Solutions. We have several teams dedicated to creating technology-based innovative solutions and developing new, high value services. The teams collaborate with customers to develop these services. For example, we are currently developing new offerings in Business and IT Consulting and vertically-oriented IT solutions atop innovative technologies such as: Service Oriented Architectures, or SOA, and Web 2.0. We invest in internal research and development and promote knowledge building and sharing across the organization to advance the development of new services and solutions. Furthermore, we continue to enhance our capabilities and service offerings in the areas of:

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

As part of our vision to preserve our growth and to stay ahead of our clients’ and the markets’ rapidly changing demands in the near-term, mid-term and long-term, we are investing in emerging opportunities which seek to transform client and user platforms to internet, cloud and mobile based experiences.

Further Develop Long-Term Customer Relationships. We have strong long-term strategic relationships with our customers and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our customers’ chief information officers, or other IT and business decision makers, by offering a wide array of cost-effective high quality services. Approximately 97% of our revenues for the year ended December 31, 2011 were derived from customers who had been using our services at the end of 2010. We also seek to leverage our experience with a customer’s IT systems into new business opportunities. Knowledge of a customer’s processes and IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional maintenance, development and other projects from that customer.

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

Expand Domestic and International Geographic Presence. As we expand our customer base, we plan to open additional sales and marketing offices in North America, Europe, Latin America, Asia, and the Middle East. This expansion is expected to facilitate sales and services to existing and new customers. We have established sales and marketing offices in various metropolitan areas both in the United States and internationally.

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

Pursue Selective Strategic Acquisitions, Joint Ventures and Strategic Alliances. We believe that opportunities exist in the fragmented market in which we operate to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence and our capabilities more rapidly, especially in geographic markets and key industries. For example, in 2011, we completed two acquisitions to strengthen our business process and analytics solution offerings and enhance our retail SAP capabilities. In addition, through our working relationships with independent software vendors we obtain projects using the detailed knowledge we gain in connection with a joint development process. Finally, we expect to continue to form strategic alliances with select IT service firms that offer complementary services to best meet the requirements of our customers.

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

Customers

The number of customers served by us has increased significantly in recent years. As of December 31, 2011, we were providing services to approximately 785 customers, as compared to approximately 712 customers as of December 31, 2010, and approximately 589 customers as of December 31, 2009. As of December 31, 2011, we increased the number of strategic clients to 191. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2011, 2010, and 2009. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services generally would require an extended transition period with gradual declining revenues. For the years ended December 31, 2011, 2010, and 2009, 78.5%, 78.0%, and 79.1% of our revenue, respectively, was from North American customers.

For the year ended December 31, 2011, we derived our revenues from the following business segments: 41.1% from Financial Services, 26.5% from Healthcare, 19.6% from Manufacturing/Retail/Logistics and 12.8% from Other.

We provide services either on a time-and-material basis or on a fixed price basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year. Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2011	2010	2009
Revenues from top five customers as a percentage of total revenues	16.3%	17.9%	17.4%
Revenues from top ten customers as a percentage of total revenues	27.7%	30.3%	29.4%
Revenues under fixed-bid contracts as a percentage of total revenues	31.7%	31.5%	30.3%

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

Intellectual Property

Our intellectual property rights are important to our business. We presently hold no patents or registered copyrights. Instead, we rely on a combination of intellectual property laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property. We require our employees, independent contractors, vendors and customers to enter into written confidentiality agreements upon the commencement of their relationships with us. These agreements generally provide that any confidential or proprietary information disclosed or otherwise made available by us be kept confidential. In addition, we generally require third parties to sign confidentiality agreements before we disclose our confidential or proprietary information to them.

A portion of our business involves the development for customers of highly complex information technology applications and other technology deliverables. This intellectual property includes written specifications and documentation created in connection with specific customer engagements. Our customers usually own the intellectual property rights in the software and other technology deliverables we create for them on a custom development basis.

On July 1,1998, Nielsen Media Research, Inc., the successor in interest to Cognizant Corporation, assigned all of its right, title and interest in and to the marks COGNIZANT and C & Design to Cognizant Technology Solutions Corporation. On February 6, 2003, Cognizant Technology Solutions Corporation assigned certain of its assets, including all of its intangible assets, to Cognizant Technology Solutions U.S. Corporation. As of December 31, 2011, Cognizant Technology Solutions U.S. Corporation or its predecessors is the record owner of:

(a)	two registrations for COGNIZANT, one registration for C & Design, one registration for MANAGED TEST CENTER, one registration for TWO-IN-A-BOX, one registration for MDM EXPRESS, one registration for MDM-IN-A-BOX, one registration for GOVERNANCE-IN-A-BOX, one registration for GOVERNANCE-IN-A-BOX & DESIGN, one registration for STRATEGIC VISION CONSULTING, one registration for SV (Stylized), one registration for ICOMP, one registration for IPLEX, one registration for MARKETRX, one registration for IOPTIMA, one registration for IDETAILING, one registration for IFOLIO, one registration for IFORCE, one registration for SURVEYRX, one registration for TRANSFORMING WHILE PERFORMING and two registrations for TRANSFORM WHILE PERFORM; as well as four pending applications for, PLANFORCE, INTELLISTORE, THE INTELLIGENT STORE and CLOUD360 in the United States;

(b)	two registrations for COGNIZANT, two registrations for C & Design, one registration for TWO-IN-A-BOX, one registration for THREE-IN-A-BOX, one application for COGNIZANT, one application for C & Design, one application for INTELLISTORE and one application for THE INTELLIGENT STORE in India;

(c)	a registration for COGNIZANT in Spain;

(d)	one registration for each COGNIZANT and C & Design, one registration for MDM EXPRESS and one registration for MDM-IN-A-BOX, one registration for GOVERNANCE-IN-A-BOX & DESIGN, one registration for THREE-IN-A-BOX, one registration for TWO-IN-A-BOX, one registration for

INTEGRATED REPORTING IN THE CLOUD, one registration for THE FUTURE OF WORK, one registration for CLOUD360, one registration for MARKETRX, one registration for SURVEYRX, one registration for ICOMP, and one registration for IPLEX in the European Union; and

(e)	six registrations and one application for COGNIZANT and three registrations and one applications for C & Design in Malaysia. In addition, as of December 31, 2011, Cognizant Technology Solutions U.S. Corporation, or its predecessors, is the record owner of a total of 294 trademark registrations in 60 countries.

In addition, as of December 31, 2011, Cognizant Technology Solutions U.S. Corporation, or its predecessors, is the record owner of a total of 294 trademark registrations in 60 countries.

Employees

We finished the year 2011 with headcount of approximately 137,700. We employed approximately 111,600 persons in the Asia Pacific region, approximately 21,800 persons in various locations throughout North America and Latin America and over 4,300 persons in various locations throughout Europe, principally in the United Kingdom. We are not party to any significant collective bargaining agreements. We consider our relations with our employees to be good.

Our future success depends to a significant extent on our ability to attract, train and retain highly-skilled IT development and other professionals. In particular, we need to attract, train and retain project managers, programmers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the United States, Europe and in India with the advanced technological skills necessary to perform the services we offer. We have an active recruitment program in India, and have developed a recruiting system and database that facilitates the rapid identification of skilled candidates. During the course of the year, we conduct extensive recruiting efforts at premier colleges and technical schools in India. We evaluate candidates based on academic performance, the results of a written aptitude test measuring problem-solving skills and a technical interview. In addition, we have an active lateral recruiting program in North America, Europe and India and have established an on-campus recruiting program in North America. A substantial majority of the personnel on most on-site teams and virtually all the personnel staffed on offshore teams is comprised of Indian nationals.

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

Our Executive Officers

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Lakshmi Narayanan(1)	58	Vice Chairman of the Board of Directors	2007
Francisco D’Souza(2)	43	Chief Executive Officer	2007
Gordon Coburn(3)	48	President	2012
Karen McLoughlin(4)	47	Chief Financial Officer	2012
Ramakrishnan Chandrasekaran(5)	54	Group Chief Executive – Technology and Operations	2012
Rajeev Mehta(6)	45	Group Chief Executive – Industries and Markets	2012
Malcolm Frank(7)	45	Executive Vice President, Strategy and Marketing	2012
Steven Schwartz(8)	44	Senior Vice President, General Counsel and Secretary	2007

(1)	Lakshmi Narayanan was appointed Vice Chairman of the Board of Directors, effective January 1, 2007. Mr. Narayanan served as our Chief Executive Officer from December 2003 through December 2006 and as our President from March 1998 through December 2006. Mr. Narayanan joined our Indian subsidiary as Chief Technology Officer in 1994 and was elected President of such subsidiary on January 1, 1996. Prior to joining us, from 1975 to 1994, Mr. Narayanan was the regional head of Tata Consultancy Services, a large consulting and software services company located in India. Mr. Narayanan serves on the board of directors and as the Chairman of the Governance Committee of TVS Capital Funds Limited. Mr. Narayanan holds a Bachelor of Science degree, a Master of Science degree and a Management degree from the Indian Institute of Science.
(2)	Francisco D’Souza was appointed President and Chief Executive Officer and became a member of the Board of Directors, effective January 1, 2007. Effective February 6, 2012, Mr. D’Souza ceased serving as our President, at which time Mr. Coburn was appointed to such position. Mr. D’Souza served as our Chief Operating Officer from December 2003 through December 2006. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D’Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D’Souza was employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D’Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D’Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D’Souza serves on the Board of Trustees of Carnegie Mellon University, the Board of Trustees of The New York Hall of Science and the Board of Directors of the U.S.-India Business Council. Mr. D’Souza holds a Bachelor of Business Administration degree from the University of East Asia and a Master of Business Administration degree from Carnegie Mellon University.
(3)

Gordon Coburn was appointed President of the Company, effective February 6, 2012. From March 1998 until February 6, 2012, Mr. Coburn served as the Company’s Chief Financial Officer and Treasurer and from January 2007 until February 6, 2012, Mr. Coburn also held the position of Chief Operating Officer. Mr. Coburn also served as the Company’s Executive Vice President from December 2003 through December 2006. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director—Group Finance and Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation.

Mr. Coburn serves on the board of directors of The Corporate Executive Board Company and TechAmerica. He also served on the board of directors of ICT Group, Inc. until its acquisition on February 2, 2010. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College.
(4)	Karen McLoughlin was appointed Chief Financial Officer of the Company, effective February 6, 2012. She previously served as the Company’s Senior Vice President of Finance and Enterprise Transformation, a role she held since January 2010. In such role, Ms. McLoughlin was responsible for the Company’s worldwide financial planning and analysis, enterprise risk management and enterprise transformation functions, including the facilitation and execution of various internal reengineering and transformation initiatives designed to enable the Company’s strategic vision. From August 2008 to January 2010, Ms. McLoughlin served as the Company’s Senior Vice President of Finance, responsible for overseeing the Company’s global financial planning and analysis team and enterprise risk management, and from October 2003 until August 2008, Ms. McLoughlin served as the Company’s Vice President of Global Financial Planning and Analysis. Prior to joining Cognizant in October 2003, Ms. McLoughlin held various positions at Spherion Corporation (“Spherion”) from August 1997 to October 2003 and at Ryder System Inc. (“Ryder”) from July 1994 to August 1997. At both Spherion and Ryder, Ms. McLoughlin held key financial management positions and was involved in strategic planning, the integration of several mergers and acquisitions, financial systems implementations and corporate reorganizations. Prior to joining Ryder, she spent six years in the South Florida Practice of Price Waterhouse (now PricewaterhouseCoopers). Ms. McLoughlin has a Bachelor of Arts degree in Economics from Wellesley College and a Master of Business Administration degree from Columbia University.
(5)	Ramakrishnan Chandrasekaran was appointed Group Chief Executive – Technology and Operations, effective February 6, 2012. In this role, Mr. Chandrasekaran is responsible for leading our solutions and delivery teams world-wide. From August 2006 to February 2012, he served as our President and Managing Director, Global Delivery, responsible for leading our global delivery organization, spearheading new solutions, and championing process improvements. Mr. Chandrasekaran served as our Executive Vice President and Managing Director from January 2004 through July 2006. Prior to that, from November 1999 to January 2004, he served as our Senior Vice President responsible for Independent Software Vendor, or ISV, relationships, key alliances, capacity growth, process initiatives, business development and offshore delivery. Mr. Chandrasekaran joined us as Assistant Vice President in December 1994, before being promoted to Vice President in January 1997. Mr. Chandrasekaran has more than 20 years of experience working in the IT services industry. Prior to joining us, Mr. Chandrasekaran worked with Tata Consultancy Services. Mr. Chandrasekaran holds a Mechanical Engineering degree and Master of Business Administration degree from the Indian Institute of Management.
(6)	Rajeev Mehta was appointed Group Chief Executive – Industries and Markets, effective February 6, 2012. In this role, Mr. Mehta is responsible for leading our industry vertical and geographic market operations on a global basis. From August 2006 to February 2012, he served as our Chief Operating Officer, Global Client Services, responsible for our sales, business development and client relationship management organizations. Mr. Mehta, who joined Cognizant in 1997, most recently served as Senior Vice President and General Manager of our Financial Services Business Unit, a position he held from June 2005 to August 2006. From November 2001 to June 2005, he served as our Vice President and General Manager of our Financial Services Business Unit. From January 1998 to November 2001, Mr. Mehta served as our Director of the U.S. Central Region. Mr. Mehta served as our Senior Manager of Business Development from January 1997 to January 1998. Prior to joining Cognizant in 1997, Mr. Mehta was involved in implementing GE Information Services offshore outsourcing program and also held consulting positions at Deloitte & Touche and Andersen Consulting. Mr. Mehta holds a Bachelor of Science degree from the University of Maryland and a Master of Business Administration degree from Carnegie Mellon University.
(7)

Malcolm Frank was appointed Executive Vice President, Strategy and Marketing, effective February 6, 2012. In this role, Mr. Frank is responsible for shaping our corporate strategy and global brand in order to maintain our track record of rapidly growing market and mind share. Mr. Frank served as our Senior Vice President of Strategy and Marketing from August 2005 to February 2012. In both these roles, Mr. Frank’s responsibilities have included, and continue to include, directing all aspects of our corporate marketing function, including strategy and branding, industry and media relations, corporate communications and corporate marketing. In developing strategy, he works closely with our leadership team to formulate and implement strategies with respect to our services portfolio, vertical industry focus, geographic expansion and competitive differentiation. In addition, Mr. Frank and his team focus on strategies on platforms, capabilities and business models necessary to drive our non-linear growth. From August 2005 until June 2009, Mr. Frank was also responsible for leading our field marketing function. Prior to joining Cognizant in August 2005, Mr. Frank was co-founder, President and Chief Executive Officer of CXO Systems, Inc., an independent software vendor providing dashboard solutions for senior managers, from March 2002 to July 2005. From June 1999 to September 2002, Mr. Frank was the founder, President, Chief Executive Officer and Chairman of Nervewire Inc. (“Nervewire”), a leading management consulting and systems integration firm. Prior to founding Nervewire, Mr. Frank was a co-founder, executive officer, and Senior Vice President at Cambridge Technology Partners, where he ran Worldwide Marketing, Business Development, and several business units, from January 1990 to June 1999. Mr. Frank graduated from Yale University with a degree in Economics.
(8)	Steven Schwartz was named Senior Vice President, General Counsel and Secretary in July 2007, having global responsibility for managing Cognizant’s legal function. Mr. Schwartz, who joined Cognizant in 2001, most recently served as Vice President and General Counsel, a position he held from March 2003 to July 2007. From April 2002 to March 2003, he served as our Vice President and Chief Corporate Counsel. From October 2001 to December 2002, he served as our Chief Corporate Counsel. Mr. Schwartz also serves as our Chief Legal Officer. Mr. Schwartz serves on the board of directors of Information Technology Industry Council and Citizen Schools. Mr. Schwartz holds a Bachelor of Business Administration degree from the University of Miami, a Juris Doctor degree from Fordham University School of Law and a Master of Law (in Taxation) degree from the New York University School of Law.

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

In addition to the risks and uncertainties detailed elsewhere in this Annual Report on Form 10-K, if any of the following risks occur, our business, results of operations and financial condition or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline.

Our global operations are subject to complex risks, some of which might be beyond our control.

We have offices and operations in various countries around the world and provide services to clients globally. In 2011, approximately 78.5% of our revenues were attributable to the North American region, 17.9% were attributable to the European region, and 3.6% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

A substantial portion of our assets and operations are located in India and we are subject to regulatory, economic, political and other uncertainties in India.

We intend to continue to develop and expand our offshore facilities in India where a majority of our technical professionals are located. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India have historically increased at a faster rate than in the United States and other countries in which we operate. If this trend continues in the future, it would result in increased costs for our skilled professionals and thereby potentially reduce our operating margins. Also, there is no assurance that, in future periods, competition for skilled professionals will not drive salaries higher in India, thereby resulting in increased costs for our technical professionals and reduced operating margins.

India has also recently experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India-Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq. If India becomes engaged in armed hostilities, particularly if these hostilities are protracted or involve the threat of or use of weapons of mass destruction, it is likely that our operations would be materially adversely affected. In addition, companies may decline to contract with us for services in light of international terrorist incidents or armed hostilities, even where India is not involved, because of more generalized concerns about relying on a service provider utilizing international resources that may be viewed as less stable than those provided domestically.

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

Revenues from customers outside North America represented approximately 21.5% of our revenues for the year ended December 31, 2011. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates and restrictions on the deployment of cash across our global operations.

Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance sheet items originally denominated in other currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities will be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use these funds across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.

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

In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anti-corruption laws or regulations, including the U.S. Foreign Corrupt Practices Act or U.K. Bribery Act, among others. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these policies or procedures or applicable anti-corruption laws or regulations. Violations of these laws or regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from government contracting or contracting with private entities in certain highly regulated industries, any of which could have a material adverse effect on our business.

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

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in the U.S. Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. On August 13, 2010, President Barack Obama signed legislation which imposed additional fees of $2,000 for certain H-1B petitions and $2,250 for certain L-1A and L-1B petitions beginning in August 2010 through September 20, 2014. These fees have now been extended through September 20, 2015. Given the ongoing debate over outsourcing, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may: broaden existing restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, or impact private industry with measures that include, but are not limited to, tax disincentives, fees or penalties, intellectual property transfer restrictions, and new standards that have the effect of restricting the use of certain business and/or work visas. In the event that any of these measures become law, our business, results of operations and financial condition could be adversely affected and our ability to provide services to our customers could be impaired.

In addition, from time to time, there has been publicity about negative experiences associated with offshore outsourcing, such as domestic job loss, and theft and misappropriation of sensitive client data, particularly involving service providers in India. Current or prospective clients may elect to perform certain services themselves or may be discouraged from utilizing global service delivery providers due to negative perceptions that may be associated with using global service delivery models or firms. Any slowdown or reversal of existing industry trends toward global service delivery would seriously harm our ability to compete effectively with competitors that provide the majority of their services from within the country in which our clients operate.

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

The H-1B visa classification enables United States employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. We began filing H-1B petitions with CIS against the fiscal year (FY) 2012 caps beginning April 1, 2011 for work in H-1B status beginning on October 1, 2011. We also have begun planning for H-1B filings for FY 2013. As part of our advanced planning process, we believe that we have a sufficient number of employees who are permit-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program face higher legal and regulatory standards, and are often subject to investigations by the Wage and Hour Division of the United States Department of Labor (DOL) and unannounced random site inspections by CIS’s parent agency, the United States Department of Homeland Security (DHS). A finding by DOL, DHS, and/or another governmental agency of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

We also regularly transfer foreign professionals to the United States to work on projects at client sites using the L-1 visa classification. Companies abroad are allowed to transfer certain managers and executives through the L-1A visa, and employees with specialized company knowledge through the L-1B visa to related United States companies, such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L” petition, under which the corporate relationships of our transferring and receiving entities have been pre-approved by CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing a pre-approval process through CIS in the United States. In recent years, both the United States consular posts in India that review initial L-1 applications and CIS, which adjudicates individual petitions for initial grants and extensions of L-1 visa status, have become increasingly restrictive with respect to this category, particularly the L-1B “specialized knowledge” standard. As a result, the rate of refusals of initial individual L-1 petitions and extensions for Indian nationals has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed or prevented visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

Pursuant to the L-1 Visa Reform Act, we must meet a number of restrictions and requirements to obtain L-1 visas for our personnel. For example, all L-1 applicants, including those brought to the United States under a Blanket L Program, must have worked abroad with the related company for one full year in the prior three years. In addition, L-1B “specialized knowledge” visa holders may not be primarily stationed at the work site of another employer if the L-1B visa holder will be principally controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer.

We do not place L-1B workers at third party sites where they are under the primary supervision of a different employer, nor do we place L-1B workers at third party sites in an arrangement to provide labor for the third party without providing a service involving our workers’ specialized knowledge. Since implementation of the L-1 Visa Reform Act, we consistently have established this fact to CIS’s satisfaction. However, if CIS and/or the United States Department of State, through its visa-issuing consular posts abroad, decide to interpret these provisions in a very restrictive fashion, this could impair our ability to effectively staff our projects in the United States with personnel from abroad. New guidance governing these and related statutory provisions from CIS is expected in FY 2012, and if such guidance is restrictive in nature, our ability to staff our projects in the United States with personnel from abroad will be impaired.

We also process immigrant visas for lawful permanent residence (green cards) in the United States for employees to fill positions for which there are an insufficient number of able, willing, and qualified United States workers available to fill the positions. Compliance with existing United States immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

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

Approximately 78.5% of our revenues during the year ended December 31, 2011 were derived from customers located in North America. In the same period, approximately 17.9% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the year ended December 31, 2011, we earned approximately 41.1% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the year ended December 31, 2011, we reported an operating margin of 18.6%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

Our ability to remain competitive will also depend on our ability to design and implement, in a timely and cost-effective manner, solutions for customers that both leverage their legacy systems and appropriately utilize newer technologies such as cloud-based services, Web 2.0 models, software-as-a-service, and service oriented architectures. Our failure to design and implement solutions in a timely and cost-effective manner could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers generated approximately 16.3% of our revenues for the year ended December 31, 2011. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Currently we have entered into non-competition agreements with the majority of our executive officers. We cannot be certain, however, that the restrictions in these agreements prohibiting such executive officers from engaging in competitive activities are enforceable. Further, substantially all of our professional non-executive staff are not covered by agreements that would prohibit them from working for our competitors. If any of our key professional personnel leaves our employment and joins one of our competitors, our business could be adversely affected.

Our earnings may be adversely affected if we change our intent not to repatriate earnings in India or if such earnings become subject to U.S. tax on a current basis.

Effective January 1, 2002, and in accordance with authoritative literature, we no longer accrue incremental U.S. taxes on our Indian earnings recognized after 2001 as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur that could effectively force us to change our intent not to repatriate such earnings. If we change our intent and repatriate such earnings, we will have to accrue taxes associated with such earnings at a substantially higher rate than our effective income tax rate in 2011. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be negatively impacted by the loss of certain tax benefits provided by India to companies in our industry as well as by proposed tax legislation in India.

Cognizant India is primarily export-oriented and is eligible for certain income tax holiday benefits granted by the Indian government for export activities. These benefits for export activities conducted within Software Technology Parks, or STPs, expired on March 31, 2011, and the income from such activities is now subject to corporate income tax at the current rate of 32.4%, resulting in a significant increase in our effective tax rate for 2011.

In addition to STPs, we have constructed our newer development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs are entitled to certain income tax incentives for periods up to 15 years. Changes in Indian tax laws that would reduce or deny SEZ tax benefits could have a material adverse effect on our business, results of operations and financial condition. In addition, effective April 1, 2011, all Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income tax, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against future corporate income tax. Our ability to fully do so will depend on possible changes to the Indian tax laws as well as the future financial results of Cognizant India. Our inability to fully utilize our deferred income tax assets related to the MAT could have a material adverse effect on our business, results of operations and financial condition.

Our operating results and financial condition may be negatively impacted by certain tax related matters.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. The provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition in future periods. In addition, our income tax returns are subject to examination in the jurisdictions in which we operate. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. An unfavorable outcome of one or more of these examinations may have an adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 31.7% of our revenues for the year ended December 31, 2011. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, the increasing size and scope of our operations increase the possibility that a member of our personnel will engage in unlawful or fraudulent activity, breach our contractual obligations, or otherwise expose us to unacceptable business risks, despite our efforts to train our people and maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

As part of our growth strategy, we plan to continue expanding our operations in Europe, Asia, the Middle East, and Latin America. We may not be able to compete effectively in these markets and the cost of entering these markets may be substantially greater than we expect. If we fail to compete effectively in the new markets we enter, or if the cost of entering those markets is substantially greater than we expect, our business, results of operations and financial condition could be adversely affected. In addition, if we cannot compete effectively, we may be required to reconsider our strategy to invest in our international expansion plans and change our intent on the repatriation of our earnings.

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

Our future success will depend, in part, on our ability to protect our proprietary methodologies and other valuable intellectual property. We presently hold no patents or registered copyrights. We rely upon a combination of copyright and trade secret laws, non-disclosure and other contractual arrangements and various security measures to protect our intellectual property rights. Existing laws of some countries in which we provide services or solutions, such as China, might offer only limited protection of our intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. We believe that laws, rules, regulations and treaties in effect in the United States, India and other countries in which we operate are adequate to protect us from misappropriation or unauthorized use of our intellectual property. However, there can be no assurance that these laws will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets and other technology or data we use in the performance of our services among the countries in which we operate and provide services. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of any of our intellectual property, or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. Enforcing our rights might also require considerable time, money and oversight. Unauthorized use of our intellectual property may result in development of technology, products or services that compete with our products and services and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. If we are unable to protect our intellectual property, our business may be adversely affected.

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

Item	1B. Unresolved Staff Comments

None.

Item	2. Properties

To support our planned growth, we are continually expanding our development and delivery center capacity through the construction of new facilities, supplemented by additional leasing of non-owned facilities. Below is a summary of development and delivery facilities in India, China and the Philippines and our executive office in Teaneck, New Jersey as of December 31, 2011.

Location	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage
Development and Delivery Facilities:
India:
Chennai	11	1,800,185	5,041,307	6,841,492
Pune	6	1,469,964	343,703	1,813,667
Hyderabad	7	1,654,782	—	1,654,782
Kolkata	6	681,203	827,727	1,508,930
Bangalore	5	994,667	225,000	1,219,667
Coimbatore	3	173,641	725,611	899,252
Mumbai	3	279,940	—	279,940
Cochin	2	204,326	—	204,326
Gurgaon	4	107,726	—	107,726
Mangalore	1	42,210	—	42,210
Shanghai, China	3	100,500	—	100,500
Manila, the Philippines	2	114,371	—	114,371

Total	53	7,623,515	7,163,348	14,786,863

Executive Office:
Teaneck	1	96,107	—	96,107

We operate out of our Teaneck, New Jersey headquarters and our regional and international offices. We have business development offices located in metropolitan areas including in North and Latin America: Atlanta (GA), Boston (MA), Bridgewater (NJ), Buenos Aires, Chicago (IL), Dallas (TX), Los Angeles (CA), Minneapolis (MN), Phoenix (AZ), San Francisco (CA), Sao Paulo, Seattle (WA), and Toronto; in Europe: Amsterdam, Brussels, Copenhagen, Frankfurt, Geneva, Helsinki, London, Madrid, Paris, Stockholm, and Zurich; in the Middle East: Dubai; and in the Asia Pacific region: Bangkok, Chennai, Cyberjaya, Hong Kong, Kuala Lumpur, Manila, Melbourne, Shanghai, Sydney, Singapore, and Tokyo.

In addition, we operate development and delivery facilities, in North and Latin America: Bentonville (AR), Boston (MA), Bridgewater (NJ), Buenos Aires, Chicago (IL), Detroit (MI), Guadalajara, Phoenix (AZ), Sao Paulo, Tampa (FL) and Toronto; in Europe: Amsterdam, Budapest and London; and in India and the Asia Pacific area: Bangalore, Chennai, Cochin, Coimbatore, Gurgaon, Hyderabad, Kolkata, Mangalore, Manila, Mumbai, Pune, and Shanghai. We also have several training facilities strategically located near or within our main offices and development and delivery centers. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed” basis.

Item	3. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated financial position.

Item	4. Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the NASDAQ Global Select Market (NASDAQ) under the symbol “CTSH”.

The following table shows the per share range of high and low sale prices for shares of our Class A common stock, as listed for quotation on the NASDAQ, and the quarterly cash dividends paid per share for the quarterly periods indicated.

Quarter Ended	High	Low	Cash Dividend Per Share
March 31, 2010	$52.68	$42.08	$0.00
June 30, 2010	$54.81	$45.85	$0.00
September 30, 2010	$65.75	$48.98	$0.00
December 31, 2010	$74.79	$61.26	$0.00
March 31, 2011	$81.85	$70.53	$0.00
June 30, 2011	$83.48	$64.40	$0.00
September 30, 2011	$77.71	$53.54	$0.00
December 31, 2011	$77.44	$59.95	$0.00

As of December 31, 2011, the approximate number of holders of record of our Class A common stock was 202 and the approximate number of beneficial holders of our Class A common stock was 41,200.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of our business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to the shares of our Class A common stock that may be issued under our existing equity compensation plans. We previously had four equity compensation plans, each of which was approved by our stockholders: (1) Amended and Restated 1999 Incentive Compensation Plan, which we refer to as the 1999 Incentive Plan; (2) Amended and Restated Non-Employee Directors’ Stock Option Plan, which we refer to as the Director Plan; (3) the Amended and Restated Key Employees’ Stock Option Plan; and (4) Amended and Restated 2004 Employee Stock Purchase Plan, which we refer to as the 2004 Employee Stock Purchase Plan. The 1999 Incentive Plan, the Director Plan and the Key Employees’ Stock Option Plan were succeeded by the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan, which we refer to as the 2009 Incentive Plan, which was approved by our stockholders. Awards granted under the previous plans are still valid, however no additional awards may be granted from these previous plans. For additional information on our equity compensation plans, please see Note 12 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Vesting of Awards or Exercise of Outstanding Stock Options		Weighted Average Exercise Price of Awards or Outstanding Stock Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders—stock options(1)	10,498,661	(2)	$23.06	19,797,812	(3)
Equity compensation plans that have been approved by security holders—performance stock units(4)	1,828,928		N/A	—
Equity compensation plans that have been approved by security holders—restricted stock units(5)	2,160,591		N/A	—
Equity compensation plans not approved by security holders	—			—

Total	14,488,180			19,797,812

(1)	Consists of the 1999 Incentive Plan, the Director Plan, the Key Employees’ Stock Option Plan, the 2004 Employee Stock Purchase Plan and the 2009 Incentive Plan.
(2)	Excludes purchase rights outstanding under the 2004 Employee Stock Purchase Plan. Under such plan, employees may purchase whole shares of stock at price per share equal to 90% of the lower of the fair market value per share on the first day of the purchase period or the fair market value per share on the last day of the purchase period.
(3)	Includes 16,902,502 shares of Class A common stock available for future issuance under the 2009 Incentive Plan and 2,895,310 shares of Class A common stock available for future issuance under the 2004 Employee Stock Purchase Plan.
(4)	Consists of 10,000 shares and 1,818,928 shares that are issuable to holders of performance stock units granted pursuant to the 1999 Incentive Plan and the 2009 Incentive Plan, respectively, upon the achievement of certain performance and vesting criteria.
(5)	Consists of 2,160,591shares that are issuable to holders of restricted stock units granted pursuant to the 2009 Incentive Plan.

Issuer Purchases of Equity Securities

In December 2010, our Board of Directors authorized up to $150.0 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock. The $150.0 million authorization excluded fees and expenses and was set to expire in December 2011. In May 2011, our Board of Directors approved an increase to our stock repurchase program of $150 million bringing the total authorization under the repurchase program to $300 million, excluding fees and expenses. In addition, the expiration date was extended to June 30, 2012. In August 2011, our Board of Directors approved an additional increase to our stock repurchase program of $300 million bringing the total authorization under the repurchase program to $600 million, excluding fees and expenses. The program authorizes management to repurchase shares in the open market or in private transactions from time to time, depending on market conditions. During the three months ended December 31, 2011, we repurchased approximately $2.4 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
October 1, 2011 – October 31, 2011	39,800	$60.00	39,800	$219,510
November 1, 2011 – November 30, 2011	—	$—	—	$219,510
December 1, 2011 – December 31, 2011	—	$—	—	$219,510

Total	39,800	$60.00	39,800

Recent Sales of Unregistered Securities

On September 26, 2011, we issued an aggregate of 162,601 shares (of which 40,650 shares are being held in escrow for a period of one year) of our Class A common stock, $0.01 par value, to Zaffera, LLC (“Zaffera”), in consideration of our acquisition of substantially all of the assets of Zaffera. In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the NASDAQ-100 Index, S&P 500 Index and a Peer Group Index (capitalization weighted) for the period beginning January 1, 2007 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)

Among Cognizant, the NASDAQ-100 Index, the S&P 500 Index

And a Peer Group Index(3) (Capitalization Weighted)

Company / Index	Base Period 12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
COGNIZANT TECHNOLOGY SOLUTIONS CORP	100	87.97	46.81	117.50	189.97	166.69
S&P 500 INDEX	100	105.49	66.46	84.05	96.71	98.76
NASDAQ-100	100	118.67	68.97	105.89	126.24	129.65
PEER GROUP	100	93.49	59.32	110.23	132.99	105.44

(1)	Graph assumes $100 invested on January 1, 2007 in our Class A common stock, the NASDAQ-100 Index, the S&P 500 Index, and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)	We have constructed a Peer Group Index of other information technology consulting firms consisting of Accenture Ltd., Computer Sciences Corporation, Computer Task Group, Inc., Exlservice Holdings Inc, Genpact Ltd Inc., iGate Corp., Infosys Technologies Ltd., Sapient Corp., Satyam Computer Services Ltd., Syntel, Inc., Wipro Ltd. and WNS Holdings LTD.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 has been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2009, 2008 and 2007 and for each of the years ended December 31, 2008 and 2007 are derived from our audited consolidated financial statements not included elsewhere herein. Our selected consolidated financial information for 2011, 2010 and 2009 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Operations Data:
Revenues	$6,121,156	$4,592,389	$3,278,663	$2,816,304	$2,135,577
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,538,622	2,654,569	1,849,443	1,572,816	1,206,035
Selling, general and administrative expenses	1,328,665	972,093	721,359	652,021	494,102
Depreciation and amortization expense	117,401	103,875	89,371	74,797	53,918

Income from operations	1,136,468	861,852	618,490	516,670	381,522

Other income (expense), net:
Interest income	39,249	25,793	15,895	22,188	29,560
Other, net	(6,568)	(9,065)	2,566	(23,648)	3,274

Total other income (expense), net	32,681	16,728	18,461	(1,460)	32,834

Income before provision for income taxes	1,169,149	878,580	636,951	515,210	414,356
Provision for income taxes	285,531	145,040	101,988	84,365	64,223

Net income	$883,618	$733,540	$534,963	$430,845	$350,133

Basic earnings per share	$2.91	$2.44	$1.82	$1.49	$1.22

Diluted earnings per share	$2.85	$2.37	$1.78	$1.44	$1.15

Cash dividends declared per common share	$—	$—	$—	$—	$—

Weighted average number of common shares outstanding—Basic	303,277	300,781	293,304	290,121	288,155

Weighted average number of common shares outstanding—Diluted	310,351	309,137	301,115	298,940	303,593

Consolidated Financial Position Data:
Cash and cash equivalents and short-term investments	$2,432,264	$2,226,388	$1,399,332	$762,579	$670,425
Long-term investments	—	—	151,131	161,693	—
Long-term obligations:
Deferred income tax liabilities, net	3,339	4,946	—	7,294	15,145
Other noncurrent liabilities	342,003	62,971	38,455	14,111	14,267
Working capital	2,875,801	2,587,508	1,660,960	1,080,542	901,495
Total assets	5,507,933	4,583,074	3,338,240	2,374,560	1,838,306
Stockholders’ equity	3,952,886	3,584,431	2,653,177	1,965,578	1,468,210

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

In 2011, our revenues increased to $6,121.2 million compared to $4,592.4 million in 2010. Net income increased to $883.6 million or $2.85 per diluted share, including stock-based compensation expense, net of tax, equal to $0.22 per diluted share during 2011. This is compared to net income of $733.5 million, or $2.37 per diluted share, including stock-based compensation expense and applicable stock-based Indian fringe benefit tax expense, net of tax, of $0.14 per diluted share during 2010. The key drivers of our revenue growth in 2011 were as follows:

•	strong performance across all business segments with revenue growth ranging from 26.1% for our Other segment to 40.9% for Manufacturing, Retail and Logistics as compared to 2010;

•	continued penetration of the European market where we experienced revenue growth of 28.3% as compared to 2010;

•	increased customer spending on discretionary development projects;

•	expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	increased penetration at existing customers, including strategic customers; and

•	continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing, or BPO, and business intelligence. We finished the year with approximately 785 active clients compared to approximately 712 as of December 31, 2010 and increased the number of strategic clients by 25 during the year bringing the total number of our strategic clients to 191. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for 16.3% and 27.7%, respectively, of our total revenues in 2011 as compared to 17.9% and 30.3%, respectively, for the year ended December 31, 2010. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Our revenue from European customers increased by 28.3% to approximately $1,097.5 million in 2011 compared to approximately $855.6 million in 2010. Revenue from Europe, excluding the UK, increased by approximately $102.3 million from approximately $296.3 million in 2010 to approximately $398.6 million in 2011 and revenue from the UK increased by approximately $139.6 million from approximately $559.3 million in 2010 to approximately $698.9 million in 2011. In 2012, as a result of the ongoing uncertainty in the European economy, we expect Europe to grow at a slower rate than the rest of the company. We believe that Europe will continue to be an area of significant investment for us as we see this region as well as the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that India’s IT software and services and business process outsourcing sectors are expected to exceed $87 billion at the end of NASSCOM’s fiscal year 2012. This is an expected growth rate of approximately 15% over the prior fiscal year. According to the latest NASSCOM “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities and are expected to result in export revenues of $175 billion by 2020.

In 2011, our operating margin decreased slightly to 18.6% compared to 18.8% in 2010. Excluding stock-based compensation expense of approximately $90.2 million, operating margin in 2011 was 20.0%. This was in line with our historic targeted operating margin range, excluding stock-based compensation costs and applicable stock-based Indian fringe benefit tax expense, of 19% to 20% of total revenues. Operating margin was affected by an increase in compensation and benefit costs, including stock-based compensation costs, and investments to grow our business, including expanded sales and marketing activities partially offset by the depreciation of the Indian rupee versus the U.S. dollar. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation and any related stock-based Indian fringe benefit tax expense, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; strengthening our business analytic capabilities; strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; and recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2012, we expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the year with total headcount of approximately 137,700, which is an increase of approximately 33,700 over the prior year. The increase in the number of our technical personnel and the related infrastructure costs, to meet the demand for our services, is the primary driver of the increase in our operating expenses in 2011. Annual turnover, including both voluntary and involuntary, was approximately 13.2% for 2011. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels, and achieving other operating efficiencies.

Our current India real estate development program includes planned construction of an additional 10.5 million square feet of new space between 2011 and the end of 2015. The expanded program includes the expenditure of over $700.0 million during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art IT development and delivery centers in regions primarily designated as Special Economic Zones, or SEZs, located in India. During 2012, including the Indian real estate development program, we expect to spend approximately $370 million globally for capital expenditures.

At December 31, 2011, we had cash and cash equivalents and short-term investments of $2,432.3 million and working capital of $2,875.8 million. Accordingly, we do not anticipate any near-term liquidity issues. During 2011 and 2010, we repurchased approximately $338.8 million and $41.9 million, respectively, of our Class A common stock under our existing stock repurchase program. Stock repurchases under this program were funded from working capital.

While several measures have indicated that the economy is stabilizing, we believe the global economic environment remains fragile. During 2012, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO;

•	Demand from our customers to help them achieve their dual mandate of simultaneously achieving cost savings while investing in innovation;

•	Secular changes driven by evolving technologies and regulatory changes;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the world economy, particularly in Europe.

In response to this fragile macroeconomic environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to provide innovative solutions resulting in our garnering an increased portion of our customers’ overall IT spend;

•	Continue our focus on growing our business in Europe, the Middle East and the Asia Pacific region, where we believe there are opportunities to gain market share;

•	Continue to increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Continue operating focus and discipline to appropriately manage our cost structure; and

•	Continue to locate most of our new development center facilities in tax incentivized areas.

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

Income Taxes. Determining the consolidated provision for income tax expense, deferred income tax assets (and related valuation allowance, if any) and liabilities requires significant judgment. We are required to calculate and provide for income taxes in each of the jurisdictions where we operate and changes in the geographic mix of income before taxes or estimated level of annual pre-tax income can affect the overall effective income tax rate. The consolidated provision for income taxes may also change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, regulations, or accounting principles.

Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related net interest, which can involve complex issues and may require an extended period to resolve. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not differ from our recorded amounts. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

Significant judgment is also required in determining any valuation allowance recorded against deferred income tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event we change our determination as to the amount of deferred income tax assets that can be realized, we will adjust the valuation allowance with a corresponding impact recorded to income tax expense in the period in which such determination was made.

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the Indian government for export activities. These benefits for export activities conducted within STPs expired on March 31, 2011. The income of our STPs is now subject to corporate income tax at the current rate of 32.4%. The expiration of the income tax holiday for STPs is the primary driver of the significant increase in our effective tax rate for 2011. We have constructed and expect to continue to locate most of our newer development facilities in SEZs, which are entitled to certain income tax incentives for export activities for periods up to 15 years. Effective April 1, 2011, all Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income taxes, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against future corporate income tax. However, our ability to fully do so will depend on possible changes to the Indian tax laws as well as the future financial results of Cognizant India.

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

Investments. Our investment portfolio is primarily comprised of time deposits and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities include securities backed by auto loans, credit card receivables, and other receivables and are rated AAA/Aaa. The years of issuance of our asset-backed securities fall in the 2002 to 2011 range.

We utilize various inputs to determine the fair value of our investment portfolio. To the extent they exist, unadjusted quoted market prices for identical assets in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices or liquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to timing and amounts of cash flows, discount rates, rate of return, and adjustments for nonperformance and liquidity. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on our results of operations and financial condition. See Note 10 to our consolidated financial statements for additional information related to our security valuation methodologies.

We periodically evaluate if unrealized losses, as determined based on the security valuation methodologies discussed above, on individual securities classified as available for sale in the investment portfolio are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including, but not limited to, the length of time an investment’s book value is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is generally recorded to income and a new cost basis in the investment is established.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment. As of December 31, 2011, our goodwill balance was $288.8 million.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed for the three years ended December 31, 2011:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues	Increase (Decrease)
							2011	2010
Revenues	$6,121,156	100.0	$4,592,389	100.0	$3,278,663	100.0	$1,528,767	$1,313,726
Cost of revenues(1)	3,538,622	57.8	2,654,569	57.8	1,849,443	56.4	884,053	805,126
Selling, general and administrative(2)	1,328,665	21.7	972,093	21.2	721,359	22.0	356,572	250,734
Depreciation and amortization	117,401	1.9	103,875	2.3	89,371	2.7	13,526	14,504

Income from operations	1,136,468	18.6	861,852	18.8	618,490	18.9	274,616	243,362
Other income (expense), net	32,681		16,728		18,461		15,953	(1,733)
Provision for income taxes	285,531		145,040		101,988		140,491	43,052

Net income	$883,618	14.4	$733,540	16.0	$534,963	16.3	$150,078	$198,577

(1)	Includes stock-based compensation expense of $15,257, $13,147, and $14,889 for the years ended December 31, 2011, 2010 and 2009, respectively, and stock-based Indian fringe benefit tax expense of $187 for the year ended December 31, 2009, and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $74,975, $43,837, and $29,927 for the years ended December 31, 2011, 2010 and 2009, respectively, and stock-based Indian fringe benefit tax expense of $758 for the year ended December 31, 2009, and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense, is as follows for the years ended December 31:

(Dollars in thousands)

	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues
Income from operations, as reported	$1,136,468	18.6	$861,852	18.8	$618,490	18.9
Add: stock-based compensation expense	90,232	1.4	56,984	1.2	44,816	1.4
Add: stock-based Indian fringe benefit tax expense	—	—	—	—	945	—

Non-GAAP income from operations, excluding stock-based compensation expense and stock-based Indian fringe benefit tax expense	$1,226,700	20.0	$918,836	20.0	$664,251	20.3

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue. Revenue increased by 33.3%, or approximately $1,528.8 million, from approximately $4,592.4 million during 2010 to approximately $6,121.2 million in 2011. This increase was primarily attributed to greater acceptance of the global delivery model among an increasing number of industries, continued interest in using the global delivery model as a means to reduce overall IT costs and increased customer spending on discretionary development projects. Revenue from customers existing as of December 31, 2010 increased by approximately $1,371.3 million and revenue from new customers added during 2011 was approximately $157.5 million or approximately 10.3% of the year over year revenue increase and 2.6% of total revenues for the year ended December 31, 2011. In addition, revenue from our North American and European customers increased in 2011 by $1,220.2 million and $241.9 million, respectively, as compared to 2010. We had approximately 785 active clients as of December 31, 2011 as compared to approximately 712 active clients as of December 31, 2010. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $574.0 million and $445.0 million, respectively, of the $1,528.8 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 40.7% and 26.4%, respectively, compared to 2010 and represented approximately 50.9% and 49.1%, respectively, of total revenues in 2011. No customer accounted for sales in excess of 10% of revenues during 2011 or 2010.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employees benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by approximately 33.3% or $884.0 million from $2,654.6 million during 2010 to $3,538.6 million in 2011. The increase was due primarily to an increase in compensation and benefits costs of approximately $821.8 million, resulting from the increase in the number of our technical personnel necessary to support our revenue growth.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by approximately 34.4% or $370.1 million, from $1,076.0 million during 2010, to $1,446.1 million during 2011, and increased as a percentage of revenue from 23.4% in 2010 to 23.6% in 2011. The increase as a percentage of revenue was due primarily to increases in compensation and benefit costs and investments to grow our business, including expanded sales and marketing activities.

Income from Operations. Income from operations increased approximately 31.9%, or $274.6 million, from approximately $861.9 million during 2010 to approximately $1,136.5 million during 2011, representing operating margins of 18.6% of revenues in 2011 and 18.8% of revenues in 2010. The decrease in operating margin was attributed to an increase in compensation and benefit costs and investments to grow our business, including expanded sales and marketing activities. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 54 basis points or 0.54 percentage points. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 27 basis points or 0.27 percentage points. Excluding stock-based compensation expense of $90.2 million and $57.0 million for 2011 and 2010, respectively, operating margins for the years ended December 31, 2011 and 2010 were 20.0% and 20.0%, respectively.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During 2011, settlement of certain cash flow hedges favorably impacted our operating margin by approximately 31 basis points or 0.31 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, for the periods indicated, Total other income (expense), net:

(Dollars in thousands)

	2011	2010	Increase/ (Decrease)
Foreign currency exchange (losses) gains	$(32,400)	$11,220	$(43,620)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	23,621	(21,088)	44,709

Net foreign currency exchange (losses)	(8,779)	(9,868)	1,089
Interest income	39,249	25,793	13,456
Other, net	2,211	803	1,408

Total other income (expense), net	$32,681	$16,728	$15,953

The foreign currency exchange losses of approximately $32.4 million were primarily attributed to the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $23.6 million of gains on foreign exchange forward contracts were primarily related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets and the realized losses related to the settlement of certain foreign exchange forward contracts in 2011. At December 31, 2011, the notional value of our undesignated hedges was $234.2 million. The $13.5 million increase in interest income was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $145.0 million in 2010 to approximately $285.5 million in 2011. The effective income tax rate increased from 16.5% in 2010 to 24.4% in 2011. The increase in our effective income tax rate was primarily attributed to the expiration of India’s STP tax holiday program in 2011.

Net Income. Net income increased from approximately $733.5 million in 2010 to approximately $883.6 million in 2011, representing 16.0% and 14.4% of revenues, respectively. The decrease in net income as a percentage of revenues in 2011 is primarily attributed to a higher effective income tax rate in 2011.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. Revenue increased by 40.1%, or approximately $1,313.7 million, from approximately $3,278.7 million during 2009 to approximately $4,592.4 million in 2010. This increase was primarily attributed to greater acceptance of the global delivery model among an increasing number of industries, continued interest in using the global delivery model as a means to reduce overall IT costs, increased customer spending on post-acquisition integration engagements and discretionary development projects, and greater penetration in the European market. Revenue from customers existing as of December 31, 2009 increased by approximately $1,193.3 million and revenue from new customers added during 2010 was approximately $120.4 million or approximately 9.2% of the year over year revenue increase and 2.6% of total revenues for the year ended December 31, 2010. In addition, revenue from our North American and European customers increased in 2010 by $988.5 million and $248.8 million, respectively, as compared to 2009. We had approximately 712 active clients as of December 31, 2010 as compared to approximately 589 active clients as of December 31, 2009. In addition, during 2010 we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately

$537.8 million and $316.7 million, respectively, of the $1,313.7 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 52.1% and 30.4%, respectively, compared to 2009 and represented approximately 48.3% and 51.7%, respectively, of total revenues in 2010. No customer accounted for sales in excess of 10% of revenues during 2010 or 2009.

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

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During 2010, settlement of certain cash flow hedges favorably impacted our operating margin by approximately 91 basis points or 0.91 percentage points.

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

The foreign currency exchange gains of approximately $11.2 million were primarily attributed to intercompany balances between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers and the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $21.1 million of losses on foreign exchange forward contracts were related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets and the realized losses related to the settlement of certain foreign exchange forward contracts in 2010. At December 31, 2010, the notional value of these undesignated hedges was $234.0 million. The $9.9 million increase in interest income was primarily attributed to higher invested balances.

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

Results by Business Segment

Our reportable segments are: Financial Services, which includes customers providing banking / transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments which, individually, are less than 10.0% of consolidated revenues and segment operating profit. The Other segment includes information, media and entertainment services, communications, and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

Our chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, a portion of depreciation and amortization, stock-based compensation expense and the related stock-based Indian fringe benefit tax, and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit.

As of December 31, 2011, we had approximately 785 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2011, 2010, or 2009. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradual declining revenues.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other segments for the years ended December 31, 2011, 2010, and 2009 are as follows:

				2011		2010
	2011	2010	2009	Increase	%	Increase	%
	(Dollars in thousands)
Revenues:
Financial Services	$2,518,422	$1,944,450	$1,406,629	$573,972	29.5	$537,821	38.2
Healthcare	1,622,157	1,177,113	860,427	445,044	37.8	316,686	36.8
Manufacturing/Retail/ Logistics	1,197,472	849,643	564,917	347,829	40.9	284,726	50.4
Other	783,105	621,183	446,690	161,922	26.1	174,493	39.1

Total revenues	$6,121,156	$4,592,389	$3,278,663	$1,528,767	33.3	$1,313,726	40.1

Segment Operating Profit:
Financial Services	$872,267	$668,595	$503,689	$203,672	30.5	$164,906	32.7
Healthcare	625,052	436,879	331,007	188,173	43.1	105,872	32.0
Manufacturing/Retail/ Logistics	440,416	283,676	184,636	156,740	55.3	99,040	53.6
Other	254,145	208,306	147,246	45,839	22.0	61,060	41.5

Total segment operating profit	$2,191,880	$1,597,456	$1,166,578	$594,424	37.2	$430,878	36.9

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Financial Services Segment

Revenue. Revenue increased by 29.5%, or approximately $573.9 million, from approximately $1,944.5 million during 2010 to approximately $2,518.4 million in 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2010 and customers added during 2011 was approximately $531.3 million and approximately $42.6 million, respectively. Within the segment, revenue from our banking and insurance customers increased approximately $395.7 million and $178.2 million, respectively, over the prior year. Overall, the full year 2011 increase in the segment can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased by 30.5%, or approximately $203.7 million, from approximately $668.6 million during 2010 to approximately $872.3 million during 2011. The increase in segment operating profit was attributable primarily to increased revenues during the year.

Healthcare Segment

Revenue. Revenue increased by 37.8%, or approximately $445.0 million, from approximately $1,177.1 million during 2010 to approximately $1,622.2 million in 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2010 and customers added during 2011 was approximately $394.7 million and approximately $50.3 million, respectively. Within the segment, growth was strong among both our healthcare and life sciences customers, where revenue during 2011 increased by approximately $279.8 million and $165.2 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 43.1%, or approximately $188.2 million, from approximately $436.9 million during 2010 to approximately $625.1 million during 2011. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting from additional headcount to support our revenue growth.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 40.9%, or approximately $347.8 million, from approximately $849.6 million during 2010 to approximately $1,197.5 million in 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2010 and customers added during 2011 was approximately $307.2 million and approximately $40.6 million, respectively. Within the segment, growth was strong among both our retail and hospitality and manufacturing and logistics customers, where revenue during 2011 increased by approximately $221.7 million and $126.1 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 55.3%, or approximately $156.7 million, from approximately $283.7 million during 2010 to approximately $440.4 million during 2011. The increase in segment operating profit was attributable primarily to increased revenues during the year, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting from additional headcount to support our revenue growth.

Other Segment

Revenue. Revenue increased by 26.1%, or approximately $161.9 million, from approximately $621.2 million in 2010 to approximately $783.1 million in 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2010 and customers added during 2011 was approximately $137.9 million and approximately $24.0 million, respectively. Within the Other segment, growth was particularly strong among our telecommunication customers, where revenue during 2011 increased approximately $75.7 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 22.0%, or approximately $45.8 million, from approximately $208.3 million in 2010 to approximately $254.1 million in 2011. The increase in segment operating profit was attributable primarily to increased revenues during the year and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting from additional headcount to support our revenue growth, continued investment in sales and marketing and an increase in compensation and benefit costs.

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

Healthcare Segment

Revenue. Revenue increased by 36.8%, or approximately $316.7 million, from approximately $860.4 million during 2009 to approximately $1,177.1 million in 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2009 and customers added during 2010 was approximately $293.9 million and approximately $22.8 million, respectively. Within the segment, growth was strong among both our healthcare and life sciences customers, where revenue during 2010 increased by approximately $205.4 million and $111.3 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increase in discretionary development projects.

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

Other Segment

Revenue. Revenue increased by 39.1%, or approximately $174.5 million, from approximately $446.7 million in 2009 to approximately $621.2 million in 2010. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2009 and customers added during 2010 was approximately $149.6 million and approximately $24.9 million, respectively. Within the Other segment, growth was particularly strong among both our information, media and entertainment services customers and our telecommunication customers, where revenue during 2010 increased approximately $74.1 million and $56.6 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increase in discretionary development projects.

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

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents and short-term investments of $2,432.3 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers; continued development of new service lines; possible acquisitions of related businesses; formation of joint ventures; stock repurchases; and general corporate purposes, including working capital. As of December 31, 2011, we had no third party debt and had working capital of approximately $2,875.8 million as compared to working capital of approximately $2,587.5 million as of December 31, 2010. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $875.2 million for the year ended December 31, 2011, $764.7 million for the year ended December 31, 2010 and $672.3 million for the year ended December 31, 2009. The increase in both years is primarily attributed to the increase in our net income. Trade accounts receivable increased from approximately $626.3 million at December 31, 2009 to approximately $901.3 million at December 31, 2010 and to approximately $1,179.0 million at December 31, 2011. Unbilled accounts receivable increased from approximately $83.0 million at December 31, 2009 to approximately $113.0 at December 31, 2010 and to approximately $139.6 million at December 31, 2011. The increase in trade accounts receivable and unbilled receivables during 2011 was due primarily to increased revenues. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At December 31, 2009, our days sales outstanding, including unbilled receivables, was approximately 72 days as compared to 71 days as of December 31, 2010 and 73 days as of December 31, 2011.

Our investing activities used net cash of approximately $850.3 million for the year ended December 31, 2011, $446.9 million for the year ended December 31, 2010 and $394.8 million for the year ended December 31, 2009. The increase in net cash used in investing activities during 2011 is related to an increase in net purchases of investments, an increase in capital expenditures during the year and increased payments for acquisitions. The increase in net cash used in investing activities during 2010 as compared to 2009 related to an increase in capital expenditures during the year partially offset by decreased payments for acquisitions and a decrease in net purchases of investments.

Our financing activities used net cash of approximately $255.5 million for the year ended December 31, 2011, and provided net cash of approximately $120.0 million for the year ended December 31, 2010 and $76.9 million for the year ended December 31, 2009. The increase in net cash used in financing activities in 2011 is primarily related to additional repurchases of our common stock under our stock repurchase program. The increase in net cash provided by the financing activities in 2010 as compared to 2009 was related to additional proceeds and excess tax benefits from issuances under our stock-based compensation plans partially offset by additional repurchases of our common stock under our stock repurchase program.

As of December 31, 2011, a majority of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. However, other than amounts representing pre-2002 undistributed Indian earnings for which we have already accrued U.S. taxes, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations.

Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond a twelve month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate foreign earnings, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all. We expect our operating cash flow and cash and cash equivalents to be sufficient to meet our operating requirements for the next twelve months. There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2011, 2010, and 2009 that would have affected our liquidity or the availability of, or requirements for, capital resources.

Commitments and Contingencies

As of December 31, 2011, we had outstanding fixed capital commitments of approximately $240.1 million related to our India development center expansion program, which included expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India. As of December 31, 2011, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$510,092	$104,985	$185,294	$138,565	$81,248
Fixed capital commitments(1)	240,134	240,134	—	—	—
Other purchase commitments(2)	23,714	23,714	—	—	—

Total	$773,940	$368,833	$185,294	$138,565	$81,248

(1)	Relates to our India development and delivery center expansion program.
(2)	Other purchase commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

As of December 31, 2011, we had $56.5 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 78.5% of our revenues for the year ended December 31, 2011 were generated from customers located in North America. However, a portion of our costs in India, representing approximately

33.2% of our global operating costs for the year ended December 31, 2011, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2011 and 2010, we reported foreign currency exchange (losses) and gains, exclusive of hedging gains or losses, of approximately ($32.4) million and $11.2 million, respectively, which were primarily attributed to the remeasurement of Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies in our foreign subsidiaries, primarily the Indian rupee.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. During 2011 and 2010, we recorded income of $18.8 million and $41.6 million, respectively, on contracts that settled during each year. As of December 31, 2011, we have outstanding contracts with a notional value of $1,193.5 million and a weighted average forward rate of 49.1 rupees to the U.S. dollar scheduled to mature in 2012, outstanding contracts with a notional value of $1,080.0 million and a weighted average forward rate of 50.4 rupees to the U.S. dollar scheduled to mature in 2013, outstanding contracts with a notional value of $810.0 million and a weighted average forward rate of 52.7 rupees to the U.S. dollar scheduled to mature in 2014, and outstanding contracts with a notional value of $420.0 million and a weighted average forward rate of 54.3 rupees to the U.S. dollar scheduled to mature in 2015.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2012 which are primarily used to hedge our Indian rupee denominated net monetary assets. At December 31, 2011, the notional value of the outstanding contracts was $234.2 million and the related fair value was an asset of $30.7 million. During 2011, inclusive of gains of $23.6 million on these undesignated balance sheet hedges, we reported net foreign currency exchange (losses) of approximately ($8.8) million.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued new guidance clarifying certain disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosures required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. We adopted the new guidance effective January 1, 2011. Our adoption of this standard did not have a material effect on our financial condition or consolidated results of operations. However, it may result in additional disclosures in the event that we enter into a business combination that is material either on an individual or aggregate basis.

In June 2011, the FASB issued new guidance, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements, thus eliminating the option of presenting the components of comprehensive income as part of the statement of changes in stockholders’ equity. In addition, the new guidance requires that the reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the face of the financial statements. In December 2011, the FASB deferred the new requirements related to the presentation of reclassification adjustments. The requirement to present comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements has not been deferred and will be effective on a retrospective basis for periods beginning on or after January 1, 2012. The adoption of this standard affects financial statement presentation only and will have no effect on our financial condition or consolidated results of operations.

In September 2011, the FASB issued new guidance related to goodwill impairment testing. This standard allows, but does not require, an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The new standard gives an entity the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This new standard will be effective for periods beginning on or after January 1, 2012 and will not have a material effect on our financial condition or consolidated results of operations.

In December 2011, the FASB issued guidance requiring enhanced disclosures related to the nature of an entity’s rights to offset and any related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed and the related net exposure. The new guidance will be effective for periods beginning on or after January 1, 2013. The adoption of this standard affects financial statement disclosures only and will have no effect on our financial condition or consolidated results of operations.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2011 and December 31, 2010, the notional value of these contracts was $3,503.5 million and $2,160.0 million, respectively. The outstanding contracts as of December 31, 2011 are scheduled to mature each month during 2012, 2013, 2014 and 2015. At December 31, 2011 and December 31, 2010, the net unrealized (loss) gain on our outstanding foreign exchange forward contracts was ($385.6) million and $32.3 million, respectively. The change in the net unrealized gain (loss) position from December 31, 2010 to December 31, 2011 was attributed to the depreciation of the Indian rupee versus the U.S. dollar in the latter part of 2011. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $291.1 million.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2012 which are primarily used to hedge our Indian rupee denominated net monetary assets. At December 31, 2011, the notional value of the outstanding contracts was $234.2 million and the related fair value was an asset of $30.7 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $18.6 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2011, 2010 and 2009 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments. As of December 31, 2011, we had approximately $2,432.3 million of cash and cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of December 31, 2011, our short-term investments totaled $1,121.4 million. Our investment portfolio is primarily comprised of time deposits and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities and asset-backed securities.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found in Part IV, “Item 15. Exhibits, Financial Statements and Financial Statement Schedule”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2011. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Code of Ethics” and “Committees of the Board-Audit Committee.”

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

The discussion under the heading “Executive Compensation,” “Compensation Committee Report,” “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The discussion under the heading “Certain Relationships and Related Transactions and Director Independence” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(2) Consolidated Financial Statement Schedule. Reference is made to the Index to Financial Statement Schedule on Page F-1.

(3) Exhibits. Reference is made to the Index to Exhibits on Page 71.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of February, 2012.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/s/ FRANCISCO D’SOUZA
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCISCO D’SOUZA Francisco D’Souza	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ GORDON COBURN Gordon Coburn	President	February 27, 2012

/s/ KAREN MCLOUGHLIN Karen McLoughlin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012

/s/ JOHN E. KLEIN John E. Klein	Chairman of the Board and Director	February 27, 2012

/s/ LAKSHMI NARAYANAN Lakshmi Narayanan	Vice Chairman of the Board and Director	February 27, 2012

/s/ THOMAS M. WENDEL Thomas M. Wendel	Director	February 27, 2012

/s/ ROBERT W. HOWE Robert W. Howe	Director	February 27, 2012

/s/ ROBERT E. WEISSMAN Robert E. Weissman	Director	February 27, 2012

/s/ JOHN N. FOX, JR. John N. Fox, Jr.	Director	February 27, 2012

/s/ MAUREEN BREAKIRON-EVANS Maureen Breakiron-Evans	Director	February 27, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 13, 2003.)

3.2	Amended and Restated By-laws of the Company, as amended on April 18, 2008. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 18, 2008.)

3.3	Amendment to Restated Certificate of Incorporation dated May 26, 2004. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

3.4	Amendment to Restated Certificate of Incorporation dated June 13, 2006. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 13, 2006.)

3.5	Amendment to Restated Certificate of Incorporation dated June 2, 2011. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 2, 2011.)

3.6	Amendment to Amended and Restated By-laws of the Company, as amended, dated June 2, 2011. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 2, 2011.)

4.1	Rights Agreement, dated March 5, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 5, 2003.)

4.2	Specimen Certificate for shares of Class A common stock. (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment Number 4 to the Company’s Form S-4 dated January 30, 2003.)

10.1*	Form of Indemnification Agreement for Directors and Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.2*	Amended and Restated Cognizant Technology Solutions Key Employees’ Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.3*	Amended and Restated Cognizant Technology Solutions Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.4*	Form of Severance and Non-Competition Agreement between the Company and each of its Executive Officers. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-49783) which became effective on June 18, 1998.)

10.5*	Amended and Restated 1999 Incentive Compensation Plan (As Amended and Restated Through April 26, 2007). (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2007.)

10.6*	2004 Employee Stock Purchase Plan (as amended and restated effective as of April 1, 2010). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 1, 2010.)

10.7*	Form of Stock Option Certificate. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

Exhibit No.	Description of Exhibit

10.8*	The Cognizant Technology Solutions Executive Pension Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.9	Distribution Agreement between IMS Health Incorporated and the Company dated January 7, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment Number 4 to the Company Form S-4 dated January 30, 2003.)

10.10*	Form of Stock Option Agreement between the Company and Lakshmi Narayanan pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K dated March 12, 2004.)

10.11*	Form of Stock Option Agreement between the Company and Francisco D’Souza pursuant to which stock options were granted on February 5, 2003. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K dated March 12, 2004.)

10.12*	Severance and Noncompetition Agreement between the Company and Ramakrishnan Chandrasekaran dated December 13, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2004.)

10.13*	Amended and Restated 1999 Incentive Compensation Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.14*	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.15*	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.)

10.16*	Severance and Noncompetition Agreement with Rajeev Mehta dated July 23, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2007.)

10.17*	Form of Performance Unit Award for grants to certain executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2007.)

10.18*	Form of Stock Unit Award Agreement pursuant to the Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 4, 2008.)

10.19*	Form of Amendment to Severance and Noncompetition Agreements with the Named Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2008.)

10.20*	The Cognizant Technology Solutions Executive Pension Plan, as amended and restated. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 3, 2008.)

10.21*	Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 3, 2010.)

10.22*	Form of Cognizant Technology Solutions Corporation Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 6, 2010.

Exhibit No.	Description of Exhibit

10.23*	Form of Cognizant Technology Solutions Corporation Notice of Grant of Stock Option. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

10.24*	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Time-Based Vesting. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

10.25*	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Time-Based Vesting. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

10.26*	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Performance-Based Vesting. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

10.27*	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Performance-Based Vesting. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

10.28*	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 6, 2010.)

21.1 †	List of subsidiaries of the Company.

23.1 †	Consent of PricewaterhouseCoopers LLP.

31.1 †	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2 †	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1 ††	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).

32.2 ††	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
†	Filed herewith. All other exhibits previously filed.
††	Furnished herewith.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation (the “Company”) and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 27, 2012

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par values)

	At December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,310,906	$1,540,969
Short-term investments	1,121,358	685,419
Trade accounts receivable, net of allowances of $24,658 and $20,991, respectively	1,179,043	901,308
Unbilled accounts receivable	139,627	112,960
Deferred income tax assets, net	109,042	96,164
Other current assets	225,530	181,414

Total current assets	4,085,506	3,518,234
Property and equipment, net of accumulated depreciation of $455,506 and $352,472, respectively	758,034	570,448
Goodwill	288,772	223,963
Intangible assets, net	97,616	85,136
Deferred income tax assets, net	164,192	109,808
Other noncurrent assets	113,813	75,485

Total assets	$5,507,933	$4,583,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,205	$75,373
Deferred revenue	105,713	84,590
Accrued expenses and other current liabilities	1,031,787	770,763

Total current liabilities	1,209,705	930,726
Deferred income tax liabilities, net	3,339	4,946
Other noncurrent liabilities	342,003	62,971

Total liabilities	1,555,047	998,643

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized at December 31, 2011 and 500,000 shares authorized at December 31, 2010; 303,106 and 303,941 shares issued and outstanding at December 31, 2011 and 2010, respectively	3,031	3,039
Additional paid-in capital	692,723	846,886
Retained earnings	3,582,526	2,698,908
Accumulated other comprehensive income (loss)	(325,394)	35,598

Total stockholders’ equity	3,952,886	3,584,431

Total liabilities and stockholders’ equity	$5,507,933	$4,583,074

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues	$6,121,156	$4,592,389	$3,278,663
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	3,538,622	2,654,569	1,849,443
Selling, general and administrative expenses	1,328,665	972,093	721,359
Depreciation and amortization expense	117,401	103,875	89,371

Income from operations	1,136,468	861,852	618,490

Other income (expense), net:
Interest income	39,249	25,793	15,895
Other, net	(6,568)	(9,065)	2,566

Total other income (expense), net	32,681	16,728	18,461

Income before provision for income taxes	1,169,149	878,580	636,951
Provision for income taxes	285,531	145,040	101,988

Net income	$883,618	$733,540	$534,963

Basic earnings per share	$2.91	$2.44	$1.82

Diluted earnings per share	$2.85	$2.37	$1.78

Weighted average number of common shares outstanding—Basic	303,277	300,781	293,304
Dilutive effect of shares issuable under stock-based compensation plans	7,074	8,356	7,811

Weighted average number of common shares outstanding—Diluted	310,351	309,137	301,115

The accompanying notes are an integral part of the financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total
	Shares	Amount
Balance, December 31, 2008	291,670	$2,917	$541,735	$1,430,405	$(9,479)	$1,965,578
Net income	—	—	—	534,963	—	534,963
Foreign currency translation adjustments	—	—	—	—	11,922	11,922
Change in unrealized gain on cash flow hedges, net of taxes of $550	—	—	—	—	17,834	17,834

Comprehensive income						$564,719

Common stock issued, stock-based compensation plans	6,326	63	61,588	—	—	61,651
Tax benefit, stock-based compensation plans	—	—	32,672	—	—	32,672
Stock-based compensation expense	—	—	44,816	—	—	44,816
Repurchases of common stock	(765)	(8)	(16,251)	—	—	(16,259)

Balance, December 31, 2009	297,231	2,972	664,560	1,965,368	20,277	2,653,177
Net income	—	—	—	733,540	—	733,540
Foreign currency translation adjustments	—	—	—	—	2,411	2,411
Change in unrealized gain on cash flow hedges, net of taxes of $1,044	—	—	—	—	12,313	12,313
Change in unrealized gain on available-for-sale securities, net of taxes of $408	—	—	—	—	597	597

Comprehensive income						$748,861

Common stock issued, stock-based compensation plans	7,529	75	107,009	—	—	107,084
Tax benefit, stock-based compensation plans	—	—	73,839	—	—	73,839
Stock-based compensation expense	—	—	56,984	—	—	56,984
Repurchases of common stock	(892)	(9)	(58,991)	—	—	(59,000)
Acquisition (See Note 2)	73	1	3,485	—	—	3,486

Balance, December 31, 2010	303,941	3,039	846,886	2,698,908	35,598	3,584,431
Net income	—	—	—	883,618	—	883,618
Foreign currency translation adjustments	—	—	—	—	(7,839)	(7,839)
Change in unrealized (loss) gain on cash flow hedges, net of taxes of ($64,217)	—	—	—	—	(353,762)	(353,762)
Change in unrealized gain on available-for-sale securities, net of taxes of $372	—	—	—	—	609	609

Comprehensive income						$522,626

Common stock issued, stock-based compensation plans	4,513	45	79,506	—	—	79,551
Tax benefit, stock-based compensation plans	—	—	39,778	—	—	39,778
Stock-based compensation expense	—	—	90,232	—	—	90,232
Repurchases of common stock	(5,511)	(55)	(374,092)	—	—	(374,147)
Acquisition (See Note 2)	163	2	10,413	—	—	10,415

Balance, December 31, 2011	303,106	$3,031	$692,723	$3,582,526	$(325,394)	$3,952,886

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$883,618	$733,540	$534,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,175	110,172	89,371
Provision for doubtful accounts	4,582	5,950	3,347
Deferred income taxes	(8,599)	(51,909)	(26,589)
Stock-based compensation expense	90,232	56,984	44,816
Excess tax benefit on stock-based compensation plans	(39,141)	(71,919)	(31,556)
Other	46,036	(7,598)	(6,101)
Changes in assets and liabilities:
Trade accounts receivable	(284,167)	(278,418)	(98,451)
Other current assets	(99,224)	(75,347)	(42,778)
Other assets	(28,805)	(24,296)	(9,255)
Accounts payable	(8,593)	18,597	6,675
Other current and noncurrent liabilities	195,038	348,898	207,883

Net cash provided by operating activities	875,152	764,654	672,325

Cash flows (used in) investing activities:
Purchases of property and equipment	(288,221)	(185,512)	(76,639)
Purchases of investments	(1,338,664)	(934,185)	(348,209)
Proceeds from maturity or sale of investments	859,404	706,670	98,697
Acquisitions, net of cash acquired	(82,800)	(33,863)	(68,613)

Net cash (used in) investing activities	(850,281)	(446,890)	(394,764)

Cash flows (used in) provided by financing activities:
Issuance of common stock under stock-based compensation plans	79,551	107,084	61,651
Excess tax benefit on stock-based compensation plans	39,141	71,919	31,556
Repurchases of common stock	(374,147)	(59,000)	(16,259)

Net cash (used in) provided by financing activities	(255,455)	120,003	76,948

Effect of currency translation on cash and cash equivalents	521	2,272	11,355

(Decrease) increase in cash and cash equivalents	(230,063)	440,039	365,864
Cash and cash equivalents, at beginning of year	1,540,969	1,100,930	735,066

Cash and cash equivalents, at end of year	$1,310,906	$1,540,969	$1,100,930

Supplemental information:
Cash paid for income taxes during the year	$248,229	$127,129	$120,544

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data)

1. Summary of Significant Accounting Policies

The terms “Cognizant,” “we,” “our,” “us” and the “Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise.

Description of Business. Cognizant is a leading provider of custom information technology, or IT, consulting and business process outsourcing services. Our customers are primarily Global 2000 companies. Our core competencies include Technology Strategy Consulting, Complex Systems Development and Integration, Enterprise Software Package Implementation and Maintenance, Data Warehousing, Business Intelligence and Analytics, Application Testing, Application Maintenance, Infrastructure Management and Business and Knowledge Process Outsourcing. We tailor our services to specific industries, and utilize an integrated global delivery model. This seamless global delivery model combines technical and account management teams located on-site at the customer location and at dedicated near-shore and offshore development and delivery centers located primarily in India, China, the United States, Canada, Argentina, Hungary and the Philippines.

Basis of Presentation and Principles of Consolidation. The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and reflect the consolidated financial position, results of operations and cash flows of our consolidated subsidiaries for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

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

Interest and amortization of premiums and discounts for debt securities are included in interest income. We also evaluate our available-for-sale investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, whether we intend to sell the security and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is generally recorded to income and a new cost basis in the investment is established.

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

Stock Repurchase Program. Our existing stock repurchase program approved by our Board of Directors in December 2010 and subsequently amended during 2011 allows for the repurchase of $600,000 of our outstanding shares of Class A common stock. This stock repurchase program expires on June 30, 2012. We completed stock repurchases of 5,606,528 shares for $380,646, inclusive of fees and expenses, under this program. Under a stock repurchase program which expired in December 2009, we were authorized to repurchase up to $50,000, excluding fees and expenses, of our Class A common stock. We completed stock repurchases of 650,000 shares for $12,439, inclusive of fees and expenses, under this program. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. During 2011, 2010, and 2009 such repurchases totaled 504,164, 292,576 and 114,642 shares, respectively at an aggregate cost of $35,365, $17,136 and $3,820 respectively. At the time of repurchase, shares are returned to the status of authorized and unissued shares. We account for the repurchases as constructively retired and record such repurchases as a reduction of Class A common stock and additional paid-in capital.

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

Revenues related to business process outsourcing, or BPO, contracts entered into on a time-and-material basis are recognized as the services are performed. Revenues from fixed-price BPO contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Revenues from transaction-priced contracts are recognized as transactions are processed. Amounts billable for transition or set-up activities are deferred and recognized as revenue evenly over the period services are provided. Costs related to delivering BPO services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period of service. The deferred costs are specific internal costs or external costs directly related to transition or set-up activities necessary to enable the BPO services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of the deferred assets. Deferred transition revenues and costs as of December 31, 2011 and 2010 were immaterial.

Contingent or incentive revenues are recognized when the contingency is satisfied and we conclude the amounts are earned. Volume discounts are recorded as a reduction of revenue over the contract period as services are provided.

For contracts with multiple deliverables, we evaluate at the inception of each new contract all deliverables in an arrangement to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, primarily fixed-price contracts that provide both application maintenance and application development services and certain application maintenance contracts, arrangement consideration is allocated among the units of accounting, where separable, based on their relative selling price. Relative selling price is determined based on vendor-specific objective evidence, if it exists. Otherwise, third-party evidence of selling price is used, when it is available, and in circumstances when neither vendor-specific objective evidence nor third-party evidence of selling price is available, management’s best estimate of selling price is used. Revenue is recognized for each unit of accounting based on our revenue recognition policy described above.

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

Foreign Currency. The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) on the accompanying consolidated statements of financial position. The U.S. dollar is the functional currency for certain foreign subsidiaries who conduct business predominantly in U.S. dollars. For these foreign subsidiaries, non-monetary assets and liabilities are remeasured at historical exchange rates, while monetary assets and liabilities are remeasured at current exchange rates. Foreign currency exchange gains or losses from remeasurement are included in income. Net foreign currency exchange (losses) gains included in our results of operations, inclusive of our undesignated foreign currency hedges, were ($8,779), ($9,868), and $1,672, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Risks and Uncertainties. The majority of our development and delivery centers and employees are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political and other risks associated with terrorist activities and local or cross border conflicts and potentially adverse tax consequences, tariffs, quotas and other barriers.

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

Income Taxes. We provide for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred income tax asset will not be realized, a valuation allowance is provided. The effect on deferred income tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Tax benefits earned on exercise of employee stock options in excess of compensation charged to income are credited to additional paid-in capital. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

Earnings Per Share, or EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding. For purposes of computing diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, respectively, 7,074,000, 8,356,000, and 7,811,000 shares were assumed to have been outstanding related to common share equivalents. We exclude options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. We excluded 12,500 shares in 2011, zero shares in 2010, and 3,839,000 shares in 2009 from our diluted EPS calculation. Also, in accordance with the authoritative guidance, we excluded from the calculation of diluted EPS options to purchase an additional 38,600 shares in 2011, 16,500 shares in 2010, and 228,000 shares in 2009, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of our common stock because their effect would be anti-dilutive. We include performance stock unit awards in the dilutive potential common shares when they become contingently issuable per the authoritative guidance and exclude the awards when they are not contingently issuable.

Accounting Changes and New Accounting Standards.

In December 2010, the Financial Accounting Standards Board, or FASB, issued new guidance clarifying certain disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosures required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. We adopted the new guidance effective January 1, 2011. Our adoption of this standard did not have a material effect on our financial condition or consolidated results of operations. However, it may result in additional disclosures in the event that we enter into a business combination that is material either on an individual or aggregate basis.

In June 2011, the FASB issued new guidance, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements, thus eliminating the option of presenting the components of comprehensive income as part of the statement of changes in stockholders’ equity. In addition, the new guidance requires that the reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the face of the financial statements. In December 2011, the FASB deferred the new requirements related to the presentation of reclassification adjustments. The requirement to present comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements has not been deferred and will be effective on a retrospective basis for periods beginning on or after January 1, 2012. The adoption of this standard affects financial statement presentation only and will have no effect on our financial condition or consolidated results of operations.

In September 2011, the FASB issued new guidance related to goodwill impairment testing. This standard allows, but does not require, an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The new standard gives an entity the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This new standard will be effective for periods beginning on or after January 1, 2012 and will not have a material effect on our financial condition or consolidated results of operations.

In December 2011, the FASB issued guidance requiring enhanced disclosures related to the nature of an entity’s rights to offset and any related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed and the related net exposure. The new guidance will be effective for periods beginning on or after January 1, 2013. The adoption of this standard affects financial statement disclosures only and will have no effect on our financial condition or consolidated results of operations.

2. Acquisitions

During 2011, we completed two business combinations for total consideration, including stock, of approximately $91,000 (net of cash acquired). These transactions strengthen our business process and analytics solution offerings and enhance our retail SAP capabilities.

During 2010, we completed three business combinations for total consideration, including stock, of approximately $46,000 (net of cash acquired). These transactions expand our business process outsourcing expertise within our logistic services, strengthen our business transformation and program management capabilities and expand our testing services within Europe. As of December 31, 2010, we accrued additional consideration of approximately $6,500 that was contingent on the achievement of certain financial and operating targets during the earn-out period by a company which we previously acquired.

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

We made an allocation of the purchase price to the tangible and intangible assets and liabilities acquired, including tax deductible goodwill and non-tax deductible goodwill as described in the table below:

	2011	2010	2009
Total initial consideration, net of cash acquired(1)	$91,000	$46,000	$97,300
Purchase price allocated to:
Tax deductible goodwill	21,367	—	2,200
Non-deductible goodwill	44,713	22,600	36,600
Intangible assets	19,400	25,700	37,300
Weighted average life of intangible assets	8.2 years	8.6 years	6.3 years

(1)	Includes stock consideration in 2011 and 2010.

The acquisitions in 2011, 2010, and 2009 were included in our consolidated financial statements as of the date which they were acquired and were not material to our operations, financial position or cash flows. For additional details of our goodwill and intangible assets see Note 5.

Note 3 — Investments

Investments were as follows as of December 31:

	2011	2010
Available-for-sale securities:
U.S. Treasury and agency debt securities	$464,938	$340,384
Corporate and other debt securities	202,705	122,909
Asset-backed securities	100,894	33,154
Municipal debt securities	43,889	41,655
Foreign government debt securities	10,500	7,926

Total available-for-sale securities	822,926	546,028
Time deposits	298,432	139,391

Total investments	$1,121,358	$685,419

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, debt securities issued by supranational institutions and asset-backed securities, including those backed by auto loans, credit card receivables, mortgage loans and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of December 31, 2011 and 2010.

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities were as follows at December 31:

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$463,318	$1,742	$(122)	$464,938
Corporate and other debt securities	202,284	902	(481)	202,705
Asset-backed securities	101,068	100	(274)	100,894
Municipal debt securities	43,873	101	(85)	43,889
Foreign government debt securities	10,397	105	(2)	10,500

Total available-for-sale investment securities	$820,940	$2,950	$(964)	$822,926

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$339,982	$994	$(592)	$340,384
Corporate and other debt securities	122,137	835	(63)	122,909
Asset-backed securities	33,258	33	(137)	33,154
Municipal debt securities	41,802	2	(149)	41,655
Foreign government debt securities	7,844	83	(1)	7,926

Total available-for-sale investment securities	$545,023	$1,947	$(942)	$546,028

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$122,124	$(122)	$—	$—	$122,124	$(122)
Corporate and other debt securities	75,076	(481)	—	—	75,076	(481)
Asset-backed securities	58,503	(241)	2,292	(33)	60,795	(274)
Municipal debt securities	5,149	(17)	1,732	(68)	6,881	(85)
Foreign government debt securities	1,507	(2)	—	—	1,507	(2)

Total	$262,359	$(863)	$4,024	$(101)	$266,383	$(964)

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for a period of less than 12 months were as follows as of December 31, 2010:

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

The unrealized losses for the above securities as of December 31, 2011 and 2010 are primarily attributable to changes in interest rates. As of December 31, 2011, we do not consider any of the investments to be other-than-temporarily impaired.

The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of available-for-sale investment securities as of December 31, 2011 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$95,885	$95,971
Due after one year through five years	619,689	621,815
Due after ten years	4,298	4,246
Asset-backed securities	101,068	100,894

Total available-for-sale investment securities	$820,940	$822,926

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows for the years ended December 31:

	2011	2010
Proceeds from sales of available-for-sale investment securities	$652,992	$195,693

Gross gains	$3,102	$778
Gross losses	(785)	(124)

Net gains on sales of available-for-sale investment securities	$2,317	$654

During 2009, proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were immaterial.

4. Property and Equipment, net

Property and equipment were as follows as of December 31:

	Estimated Useful Life (Years)	2011	2010
Buildings	30	$321,280	$289,260
Computer equipment and purchased software	3	291,883	227,189
Furniture and equipment	5 – 9	186,983	152,289
Land		16,042	16,042
Leasehold land		39,186	33,653
Capital work-in-progress		211,140	95,496
Leasehold improvements	Shorter of the lease term or the life of leased asset	147,026	108,991

Sub-total		1,213,540	922,920
Accumulated depreciation and amortization		(455,506)	(352,472)

Property and equipment, net		$758,034	$570,448

Depreciation and amortization expense related to property and equipment was $107,257, 93,190, and $79,126 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

5. Goodwill and Intangible Assets, net

Changes in goodwill were as follows for the years ended December 31:

	2011	2010
Balance, beginning of year	$223,963	$192,372
Acquisitions and adjustments	66,080	29,120
Cumulative translation adjustments	(1,271)	2,471

Balance, end of year	$288,772	$223,963

In 2011 and 2010, the increase in goodwill was primarily related to the 2011 and 2010 acquisitions, respectively. No impairment losses were recognized during the three years ended December 31, 2011.

Goodwill has been allocated to our reportable segments as follows as of December 31:

	2011	2010
Financial Services	$126,550	$82,365
Healthcare	70,977	71,302
Manufacturing/Retail/Logistics	48,057	26,946
Other	43,188	43,350

Total goodwill	$288,772	$223,963

Components of intangible assets were as follows as of December 31:

	2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$134,285	$(50,698)	$83,587
Developed technology	4,158	(1,275)	2,883
Other	13,216	(2,070)	11,146

Total intangible assets	$151,659	$(54,043)	$97,616

	2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$117,299	$(36,683)	$80,616
Developed technology	3,129	(601)	2,528
Other	2,679	(687)	1,992

Total intangible assets	$123,107	$(37,971)	$85,136

All of the intangible assets have finite lives and as such are subject to amortization. The weighted average life of intangible assets was 8.7 years for customer relationships, 5.8 years for developed technology, and 8.5 years for other intangibles. Amortization of intangible assets totaled $16,918 for 2011, $16,982 for 2010, and $10,245 for 2009. During 2011 and 2010, amortization expense of $6,774 and $6,297, respectively, relating to customer relationship intangible assets was recorded as a reduction of revenues. These intangible assets are attributed to direct revenue contracts with sellers of acquired businesses.

Estimated amortization expense related to our existing intangible assets for the next five years are as follows:

Year	Amount
2012	$18,777
2013	17,374
2014	16,630
2015	11,776
2016	11,436

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows as of December 31:

	2011	2010
Compensation and benefits	$632,649	$533,067
Income taxes	27,676	14,999
Professional fees	32,861	34,121
Travel and entertainment	18,215	16,531
Customer volume incentives	104,989	85,180
Derivative financial instruments	126,731	7,504
Deferred income taxes	73	1,134
Other	88,593	78,227

Total accrued expenses and other current liabilities	$1,031,787	$770,763

7. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows as of December 31:

	2011	2010
Foreign currency translation adjustments	$(3,561)	$4,278
Unrealized (losses) gains on cash flow hedges, net of taxes	(323,039)	30,723
Unrealized gains on available-for-sale securities, net of taxes	1,206	597

Total accumulated other comprehensive income (loss)	$(325,394)	$35,598

8. Employee Benefits

We contribute to defined contribution plans in the United States and Europe, including a 401(k) savings and supplemental retirement plans in the United States. Total expenses for company contributions to these plans were $19,453, $13,447, and $10,015 for the years ended December 31, 2011, 2010, and 2009, respectively.

We maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by the Company. For these plans, we recognized a contribution expense of $49,200, $35,049, and $20,729 for the years ended December 31, 2011, 2010, and 2009, respectively.

We also maintain a gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to an employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. Accordingly, our liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2011 and 2010, the amount accrued under the gratuity plan was $39,916 and $25,350, which is net of fund assets of $40,744 and $36,132, respectively. Expense recognized by us was $29,703, $16,949, and $8,918 for the years ended December 31, 2011, 2010, and 2009, respectively.

9. Income Taxes

Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2011	2010	2009
United States	$344,143	$220,234	$151,711
Foreign	825,006	658,346	485,240

Income before provision for income taxes	$1,169,149	$878,580	$636,951

The provision for income taxes consists of the following components for the years ended December 31:

	2011	2010	2009
Current:
Federal and state	$120,441	$110,713	$101,170
Foreign	173,689	86,236	59,539

Total current	294,130	196,949	160,709

Deferred:
Federal and state	26,549	(12,597)	(35,315)
Foreign	(35,148)	(39,312)	(23,406)

Total deferred	(8,599)	(51,909)	(58,721)

Total provision for income taxes	$285,531	$145,040	$101,988

The reconciliation between our effective income tax rate and the U.S. federal statutory rate is as follows:

	2011	%	2010	%	2009	%
Tax expense, at U.S. federal statutory rate	$409,202	35.0	$307,503	35.0	$222,933	35.0
State and local income taxes, net of federal benefit	20,373	1.7	13,699	1.6	8,648	1.4
Non-taxable income for Indian tax purposes	(125,708)	(10.8)	(166,800)	(19.0)	(127,800)	(20.0)
Rate differential on foreign earnings	(26,030)	(2.2)	(17,733)	(2.0)	(9,338)	(1.5)
Other	7,694	0.7	8,371	0.9	7,545	1.1

Total provision for income taxes	$285,531	24.4	$145,040	16.5	$101,988	16.0

The significant components of deferred income tax assets and liabilities recorded on the consolidated statements of financial position as of December 31:

	2011	2010
Deferred income tax assets:
Net operating losses	$9,742	$9,663
Revenue recognition	33,083	37,526
Compensation and benefits	60,358	38,480
Stock-based compensation	30,366	24,780
Minimum alternative tax (MAT) and other credits	120,843	100,468
Foreign exchange forward contracts	50,194	1,311
Depreciation and amortization	859	4,304
Other	4,829	24,982

	310,274	241,514
Less valuation allowance	(10,365)	(10,684)

Deferred income tax assets, net	299,909	230,830

Deferred income tax liabilities:
Undistributed Indian earnings	5,689	6,096
Intangible assets	24,398	24,842

Deferred income tax liabilities	30,087	30,938

Net deferred income tax assets	$269,822	$199,892

At December 31, 2011, we had foreign net operating loss carryforwards of approximately $36,400. We have recorded a full valuation allowance on most of the foreign net operating loss carryforwards. As of December 31, 2011 and 2010, deferred income tax assets related to the MAT were approximately $112,200 and $98,600, respectively. The calculation of the MAT includes all profits realized by our Indian subsidiaries and any MAT paid in a taxable year is creditable against future Indian corporate income tax within a 10-year expiration period, subject to certain limitations. Our existing MAT assets expire between March 2018 and March 2022 and we expect to fully utilize them within the applicable 10-year expiration periods.

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities. These benefits for export activities conducted within Software Technology Parks, or STPs, expired on March 31, 2011. The income of our STPs is now subject to corporate income tax at the current rate of 32.4%. The expiration of the income tax holiday for STPs is the primary driver of the significant increase in our effective income tax rate for 2011. We have constructed most of our newer Indian development centers in areas designated as Special Economic Zones, or SEZs. Development centers operating in SEZs are entitled to certain income tax incentives for export activities for periods up to 15 years. For the years ended December 31, 2011, 2010, and 2009, the effect of the income tax holidays for our STPs and SEZs was to reduce the overall income tax provision and increase net income by approximately $125,708, $166,800, and $127,800, respectively, and increase diluted EPS by $0.41, $0.54, and $0.42, respectively.

During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. We do not intend to repatriate our foreign earnings for all periods (except with respect to Indian earnings generated prior to 2002) as such earnings are deemed to be permanently reinvested outside the United States. As of December 31, 2011, the amount of unrepatriated Indian earnings and total foreign earnings (including unrepatriated Indian earnings) upon which no incremental U.S. taxes have been recorded is approximately $2,660,500 and $2,906,000, respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

Due to the geographical scope of our operations, we are subject to tax examinations in various jurisdictions. Accordingly, we may record incremental tax expense, based upon the more-likely-than-not standard, for any uncertain tax positions. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain.

Changes in unrecognized tax benefits were as follows for the years ended December 31:

	2011	2010
Balance, beginning of year	$22,950	$10,553
Additions based on tax positions related to the current year	16,897	2,677
Additions for tax positions of prior years	7,559	10,135
Additions for tax positions of acquired subsidiaries	16,056	—
Reductions for tax positions due to lapse of statutes of limitations	(4,190)	(597)
Settlements	(1,591)	—
Foreign currency exchange movement	(1,155)	182

Balance, end of year	$56,526	$22,950

At December 31, 2011, the entire balance of unrecognized tax benefits would affect the effective tax rate, if recognized. While the Company believes uncertain tax positions may be settled within the next twelve months, it is difficult to estimate the income tax impact of these potential resolutions at this time. We recognize accrued interest and penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued interest and penalties at December 31, 2011 and 2010 was approximately $10,884 and $6,766, respectively, and relates to U.S. and foreign tax matters. The amount of interest and penalties expensed in 2011, 2010, and 2009 were immaterial.

We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2008 and onward. The statute of limitations for state audits varies by state. Years still under examination by foreign tax authorities are years 2001 and forward.

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

•	Level 3—Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$128,004	$—	$—	$128,004
Time deposits	—	13,283	—	13,283
Commercial paper	—	11,626	—	11,626

Total cash equivalents	128,004	24,909	—	152,913

Investments:
Time deposits	—	298,432	—	298,432

Available-for-sale securities:
U.S. Treasury and agency debt securities	326,659	138,279	—	464,938
Corporate and other debt securities	—	202,705	—	202,705
Asset-backed debt securities	—	100,894	—	100,894
Municipal debt securities	—	43,889	—	43,889
Foreign government debt securities	—	10,500	—	10,500

Total available-for-sale securities	326,659	496,267	—	822,926

Total investments	326,659	794,699	—	1,121,358

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	30,935	—	30,935
Accrued expenses and other current liabilities	—	(126,731)	—	(126,731)
Other noncurrent liabilities	—	(259,104)	—	(259,104)

Total	$454,663	$464,708	$—	$919,371

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$421,424	$—	$—	$421,424
Time deposits	—	67,703	—	67,703

Total cash equivalents	421,424	67,703	—	489,127

Investments:
Time deposits	—	139,391	—	139,391

Available-for-sale securities:
U.S. Treasury and agency debt securities	268,114	72,270	—	340,384
Corporate and other debt securities	—	122,909	—	122,909
Asset-backed debt securities	—	33,154	—	33,154
Municipal debt securities	—	41,655	—	41,655
Foreign government debt securities	—	7,926	—	7,926

Total available-for-sale securities	268,114	277,914	—	546,028

Total investments	268,114	417,305	—	685,419

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	30,983	—	30,983
Accrued expenses and other current liabilities	—	(7,504)	—	(7,504)
Other noncurrent assets	—	8,144	—	8,144
Other noncurrent liabilities	—	(6,601)	—	(6,601)

Total	$689,538	$510,030	$—	$1,199,568

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

During the years ended December 31, 2011 and 2010, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

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

The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statements of financial position as of December 31:

		2011		2010
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	$—	$30,983	$—
	Other noncurrent assets	—	—	8,144	—
	Accrued expenses and other current liabilities	—	126,536	—	187
	Other noncurrent liabilities	—	259,104	—	6,601

	Total	—	385,640	39,127	6,788

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	30,935	—	—	—
	Accrued expenses and other current liabilities	—	195	—	7,317

	Total	30,935	195	—	7,317

Total		$30,935	$385,835	$39,127	$14,105

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2012, 2013, 2014, and 2015. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” on our accompanying consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) gain included in accumulated other comprehensive income (loss) for such contracts were as follows as of December 31:

	2011	2010
2011	$—	$780,000
2012	1,193,500	780,000
2013	1,080,000	600,000
2014	810,000	—
2015	420,000	—

Total notional value of contracts outstanding	$3,503,500	$2,160,000

Net unrealized (loss) gain included in accumulated other comprehensive income (loss), net of taxes	$(323,039)	$30,723

Upon settlement or maturity of the cash flow hedge contracts we record the related gain or loss, based on our designation at the commencement of the contract, to cost of revenues and selling, general and administrative expenses. The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the years ended December 31:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2011	2010		2011	2010
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(399,205)	$54,919	Cost of revenues	$15,294	$34,974

			Selling, general and administrative expenses	3,480	6,588

Total	$(399,205)	$54,919		$18,774	$41,562

Other Derivatives

We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into a series of foreign exchange forward contracts scheduled to mature in 2012 which are primarily to purchase U.S. dollars and sell Indian rupees. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other, net in our consolidated statements of operations.

Additional information related to our outstanding contracts is as follows as of December 31:

	2011	2010
Notional value of contracts outstanding	$234,239	$234,021

The following table provides information on the location and amounts of realized and unrealized pre-tax gains (losses) on our other derivative financial instruments for years ended December 31, 2011 and 2010.

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2011	2010
Other Derivatives—Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$23,621	$(21,088)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

12. Stock-Based Compensation Plans

On June 5, 2009, our stockholders approved the adoption of the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan (the “2009 Incentive Plan”), under which 24,000,000 shares of our Class A common stock were reserved for issuance. The 2009 Incentive Plan is the successor plan to our Amended and Restated 1999 Incentive Compensation Plan which terminated on April 13, 2009 in accordance with its terms (the “1999 Incentive Plan”), our Amended and Restated Non-Employee Directors’ Stock Option Plan (the “Director Plan”) and our Amended and Restated Key Employees’ Stock Option Plan (the “Key Employee Plan”) which terminated in July 2009 (collectively, the “Predecessor Plans”). The 2009 Incentive Plan will not affect any options or stock issuances outstanding under the Predecessor Plans. No further awards will be made under the Predecessor Plans. As of December 31, 2011, we have 16,902,502 shares available for grant under the 2009 Incentive Plan.

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

We granted performance stock units that cliff vest after three years, principally to executive officers, and performance stock units that vest over periods ranging from one to three years to employees, including the executive officers. The vesting of performance stock units is contingent on both meeting revenue performance targets and continued service. Stock-based compensation costs for performance stock units that cliff vest are recognized on a straight-line basis and awards that vest proportionally are recognized on a graded-vesting basis over the vesting period based on the most probable outcome of the performance conditions. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in 2010, provides for the issuance of up to 9,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis. As of December 31, 2011, we had 2,895,310 shares available for future grants and issuances under the Purchase Plan.

The allocation of total stock-based compensation expense between cost of revenues and selling, general and administrative expenses as well as the related income tax benefit were as follows for the three years ended December 31:

	2011	2010	2009
Cost of revenues	$15,257	$13,147	$14,889
Selling, general and administrative expenses	74,975	43,837	29,927

Total stock-based compensation expense	$90,232	$56,984	$44,816

Income tax benefit	$21,510	$13,453	$9,881

Effective April 1, 2007, the Indian government enacted a fringe benefit tax, or FBT, on the intrinsic value of stock options and awards as of the vesting date that is payable by us at the time of exercise or distribution for employees subject to FBT. We elected to recover this cost from the employee and withhold the FBT from the employee’s stock option or award proceeds at the time of exercise or distribution before remitting the tax to the

Indian government. Because we were the primary obligor of this tax obligation, we recorded the FBT as an operating expense and the recovery from the employee was recorded in additional paid-in capital as proceeds from stock issuance. During the third quarter of 2009, the Indian government repealed the FBT retroactive to April 1, 2009. Stock-based FBT expense was as follows for the years ended December, 31:

	2011	2010	2009
Stock-based FBT expense	$—	$—	$945

We estimate the fair value of each stock option granted using the Black-Scholes option-pricing model. For the years ended December 31, 2011, 2010 and 2009, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We have not paid any dividends. Forfeiture assumptions used in amortizing stock-based compensation expense are based on an analysis of historical data.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant during the years ended December 31, 2011, 2010, and 2009 based upon the following assumptions and were as follows:

	2011	2010	2009
Dividend yield	0%	0%	0%
Weighted average volatility factor:
Stock options	31.87%	39.98%	45.98%
Purchase Plan	34.66%	33.35%	56.63%
Weighted average expected life (in years):
Stock options	3.54	3.53	4.18
Purchase Plan	0.25	0.25	0.25
Weighted average risk-free interest rate:
Stock options	1.06%	1.55%	2.48%
Purchase Plan	0.05%	0.13%	0.14%
Weighted average grant date fair value:
Stock options	$18.85	$15.35	$10.49
Purchase Plan	$12.21	$8.75	$5.04

During the year ended December 31, 2011, we issued 732,555 shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $8,944.

A summary of the activity for stock options granted under our stock-based compensation plans as of December 31, 2011 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	12,867,658	$21.23
Granted	70,000	75.36
Exercised	(2,400,039)	14.55
Cancelled	(33,683)	34.70
Expired	(5,275)	34.22

Outstanding at December 31, 2011	10,498,661	$23.06	3.75	$433,805

Vested and expected to vest at December 31, 2011	10,459,245	$23.01	3.74	$432,643

Exercisable at December 31, 2011	10,039,536	$22.54	3.62	$419,348

As of December 31, 2011, $4,012 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 0.78 years. The total intrinsic value of options exercised was $136,182, $270,349, and $142,676 for the years ended December 31, 2011, 2010, and 2009, respectively.

The fair value of performance stock units and restricted stock units is determined based on the number of stock units granted and the quoted price of our stock at date of grant.

A summary of the activity for performance stock units granted under our stock-based compensation plans as of December 31, 2011 and changes during the year then ended is presented below. The presentation reflects the number of performance stock units at the maximum performance milestones.

	Number of Units	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2011	1,104,987	$44.15
Granted	1,294,375	67.51
Vested	(492,499)	27.50
Forfeited	(15,476)	48.32
Reduction due to the achievement of lower than maximum performance milestones	(62,459)	60.88

Unvested at December 31, 2011	1,828,928	$64.56

As of December 31, 2011, $64,002 of total remaining unrecognized stock-based compensation cost related to performance stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.29 years.

A summary of the activity for restricted stock units granted under our stock-based compensation plans as of December 31, 2011 and changes during the year then ended is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2011	1,394,027	$41.78
Granted	1,735,730	72.06
Vested	(888,013)	40.11
Forfeited	(81,153)	60.75

Unvested at December 31, 2011	2,160,591	$66.08

As of December 31, 2011, $107,685 of total remaining unrecognized stock-based compensation cost related to restricted stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.29 years.

13. Commitments and Contingencies

We lease office space and equipment under operating leases, which expire at various dates through the year 2023. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under non-cancelable operating leases as of December 31, 2011 are as follows:

2012	$104,985
2013	98,398
2014	86,896
2015	77,539
2016	61,026
Thereafter	81,248

Total minimum lease payments	$510,092

Rental expense totaled $122,035, $94,863, and $75,170 for years ended December 31, 2011, 2010, and 2009, respectively.

Our current India real estate development program includes planned construction of an additional 10.5 million square feet of new space between 2011 and the end of 2015. The expanded program includes the expenditure of over $700,000 during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art IT development and delivery centers in regions primarily designated as SEZs located in India. As of December 31, 2011, we had outstanding fixed capital commitments of $240,134 related to our India development center expansion program.

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

14. Segment Information

Our reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes our information, media and entertainment services, communications and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, a portion of depreciation and amortization, stock-based compensation expense and the related stock-based Indian fringe benefit tax, and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows for the years ended December 31:

	2011	2010	2009
Revenues:
Financial Services	$2,518,422	$1,944,450	$1,406,629
Healthcare	1,622,157	1,177,113	860,427
Manufacturing/Retail/Logistics	1,197,472	849,643	564,917
Other	783,105	621,183	446,690

Total revenues	$6,121,156	$4,592,389	$3,278,663

	2011	2010	2009
Segment Operating Profit:
Financial Services	$872,267	$668,595	$503,689
Healthcare	625,052	436,879	331,007
Manufacturing/Retail/Logistics	440,416	283,676	184,636
Other	254,145	208,306	147,246

Total segment operating profit	2,191,880	1,597,456	1,166,578
Less—unallocated costs(1)	1,055,412	735,604	548,088

Income from operations	$1,136,468	$861,852	$618,490

(1)	Includes $90,232, $56,984, and $44,816 of stock-based compensation expense for the years ended December 31, 2011, 2010, and 2009, respectively, and $945 of stock-based Indian fringe benefit tax expense for the years ended December 31, 2009.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	North America(2)	Europe(3)	Other(5)(6)	Total
2011
Revenues(1)	$4,802,958	$1,097,475	$220,723	$6,121,156
Long-lived assets(4)	27,387	5,232	725,415	758,034

2010
Revenues(1)	$3,582,719	$855,575	$154,095	$4,592,389
Long-lived assets(4)	12,198	3,687	554,563	570,448

2009
Revenues(1)	$2,594,210	$606,804	$77,649	$3,278,663
Long-lived assets(4)	9,042	3,145	469,329	481,516

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $698,853, $559,297, and $353,471 in 2011, 2010, and 2009, respectively.
(4)	Long-lived assets include property and equipment net of accumulated depreciation and amortization.
(5)	Includes our operations in Asia Pacific, Middle East and Latin America.
(6)	Substantially all of these long-lived assets relate to operations in India.

15. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the two years ended December 31, 2011 are as follows:

	Three Months Ended				Full Year
2011	March 31	June 30	September 30	December 31
Revenues	$1,371,253	$1,485,242	$1,600,954	$1,663,707	$6,121,156
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	782,176	860,871	924,886	970,689	3,538,622
Selling, general and administrative expenses	296,330	326,718	353,161	352,456	1,328,665
Depreciation and amortization expense	27,382	27,695	29,905	32,419	117,401
Income from operations	265,365	269,958	293,002	308,143	1,136,468
Net income	208,327	208,045	227,119	240,127	883,618
Basic EPS	$0.69	$0.68	$0.75	$0.79	$2.91
Diluted EPS	$0.67	$0.67	$0.73	$0.78	$2.85

	Three Months Ended				Full Year
2010	March 31	June 30	September 30	December 31
Revenues	$959,720	$1,105,154	$1,216,913	$1,310,602	$4,592,389
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	555,904	641,019	699,623	758,023	2,654,569
Selling, general and administrative expenses	194,993	234,547	262,632	279,921	972,093
Depreciation and amortization expense	25,806	23,673	26,359	28,037	103,875
Income from operations	183,017	205,915	228,299	244,621	861,852
Net income	151,500	172,175	203,699	206,166	733,540
Basic EPS	$0.51	$0.57	$0.68	$0.68	$2.44
Diluted EPS	$0.49	$0.56	$0.66	$0.66	$2.37

Cognizant Technology Solutions Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010, and 2009

(Dollars in Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/ Other	Balance at End of Period
Accounts receivable allowance for doubtful accounts:
2011	$20,991	$4,516	$—	$849	$24,658
2010	$16,465	$5,950	$—	$1,424	$20,991
2009	13,441	3,347	—	323	16,465
Warranty accrual:
2011	$9,094	$14,078	$—	$10,881	$12,291
2010	$6,575	$10,384	$—	$7,865	$9,094
2009	5,669	7,588	—	6,682	6,575
Valuation allowance—deferred income tax assets:
2011	$10,684	$470	$—	$789	$10,365
2010	$10,230	$1,362	$—	$908	$10,684
2009	7,883	2,362	—	15	10,230