Form 10-Q
period 2012-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2012-05-09
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 4, 2012:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	304,490,277

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$1,711,349	$1,371,253
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	984,520	782,176
Selling, general and administrative expenses	374,178	296,330
Depreciation and amortization expense	34,752	27,382

Income from operations	317,899	265,365

Other income (expense), net:
Interest income	11,072	8,937
Other, net	(6,694)	6,198

Total other income / (expense), net	4,378	15,135

Income before provision for income taxes	322,277	280,500
Provision for income taxes	78,626	72,173

Net income	$243,651	$208,327

Basic earnings per share	$0.80	$0.69

Diluted earnings per share	$0.79	$0.67

Weighted average number of common shares outstanding – Basic	303,428	304,041
Dilutive effect of shares issuable under stock-based compensation plans	5,780	7,762

Weighted average number of common shares outstanding – Diluted	309,208	311,803

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$243,651	$208,327

Other comprehensive income, net of tax:
Foreign currency translation adjustments	11,634	8,837
Change in unrealized (loss) gain on cash flow hedges, net of taxes of $22,942 and ($5,425), respectively	119,892	(3,942)
Change in unrealized gain on available-for-sale securities, net of taxes of $180 and ($371), respectively	537	(543)

Other comprehensive income	132,063	4,352

Comprehensive income	$375,714	$212,679

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,328,535	$1,310,906
Short-term investments	1,162,660	1,121,358
Trade accounts receivable, net of allowances of $25,312 and $24,658, respectively	1,234,177	1,179,043
Unbilled accounts receivable	187,081	139,627
Deferred income tax assets, net	94,641	109,042
Other current assets	189,648	225,530

Total current assets	4,196,742	4,085,506
Property and equipment, net of accumulated depreciation of $482,704 and $455,506, respectively	784,975	758,034
Goodwill	289,904	288,772
Intangible assets, net	93,421	97,616
Deferred income tax assets, net	164,074	164,192
Other noncurrent assets	139,009	113,813

Total assets	$5,668,125	$5,507,933

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,983	$72,205
Deferred revenue	107,817	105,713
Accrued expenses and other current liabilities	803,445	1,031,787

Total current liabilities	1,021,245	1,209,705
Deferred income tax liabilities, net	2,978	3,339
Other noncurrent liabilities	276,653	342,003

Total liabilities	1,300,876	1,555,047

Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized, 304,423 and 303,106 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3,044	3,031
Additional paid-in capital	731,359	692,723
Retained earnings	3,826,177	3,582,526
Accumulated other comprehensive income (loss)	(193,331)	(325,394)

Total stockholders’ equity	4,367,249	3,952,886

Total liabilities and stockholders’ equity	$5,668,125	$5,507,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$243,651	$208,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,625	28,964
Provision for doubtful accounts	1,124	(819)
Deferred income taxes	(8,182)	19,901
Stock-based compensation expense	31,379	16,065
Excess tax benefits on stock-based compensation plans	(12,746)	(15,792)
Other	(13,400)	240
Changes in assets and liabilities:
Trade accounts receivable	(49,864)	(89,029)
Other current assets	(7,355)	(7,148)
Other assets	(21,890)	(6,334)
Accounts payable	38,581	41,079
Other current and noncurrent liabilities	(136,160)	(149,825)

Net cash provided by operating activities	101,763	45,629

Cash flows from investing activities:
Purchases of property and equipment	(60,451)	(55,815)
Purchases of investments	(434,832)	(317,783)
Proceeds from maturity or sale of investments	407,670	128,836
Acquisition, net of cash acquired	(7,874)	(7,895)

Net cash (used in) investing activities	(95,487)	(252,657)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	43,353	23,430
Excess tax benefits on stock-based compensation plans	12,746	15,792
Repurchases of common stock	(48,982)	(88,266)

Net cash provided by (used in) financing activities	7,117	(49,044)

Effect of currency translation on cash and cash equivalents	4,236	8,602

Increase (decrease) in cash and cash equivalents	17,629	(247,470)
Cash and cash equivalents, beginning of year	1,310,906	1,540,969

Cash and cash equivalents, end of period	$1,328,535	$1,293,499

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “Company” refer to Cognizant Technology Solutions Corporation unless the context indicates otherwise. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2011. In our opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

In May 2012, our Board of Directors amended our existing share repurchase program increasing the amount of our Class A common stock that can be repurchased from an aggregate of $600,000 to $1,000,000 of common stock and extended the expiration date from June 30, 2012 to December 31, 2013.

Note 2 — Investments

Investments were as follows:

	March 31, 2012	December 31, 2011
Available-for-sale-investment securities:
U.S. Treasury and agency debt securities	$455,605	$464,938
Corporate and other debt securities	217,510	202,705
Asset-backed securities	105,044	100,894
Municipal debt securities	45,043	43,889
Foreign government debt securities	10,521	10,500

Total available-for-sale investment securities	833,723	822,926
Time deposits	328,937	298,432

Total investments	$1,162,660	$1,121,358

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, debt securities issued by supranational institutions and asset-backed securities, including those backed by auto loans, credit card receivables, mortgage loans and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of March 31, 2012 and December 31, 2011.

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at March 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$454,357	$1,496	$(248)	$455,605
Corporate and other debt securities	216,148	1,426	(64)	217,510
Asset-backed securities	105,105	197	(258)	105,044
Municipal debt securities	45,019	126	(102)	45,043
Foreign government debt securities	10,391	131	(1)	10,521

Total available-for-sale investment securities	$831,020	$3,376	$(673)	$833,723

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$463,318	$1,742	$(122)	$464,938
Corporate and other debt securities	202,284	902	(481)	202,705
Asset-backed securities	101,068	100	(274)	100,894
Municipal debt securities	43,873	101	(85)	43,889
Foreign government debt securities	10,397	105	(2)	10,500

Total available-for-sale investment securities	$820,940	$2,950	$(964)	$822,926

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of March 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$202,326	$(248)	$—	$—	$202,326	$(248)
Corporate and other debt securities	42,595	(64)	—	—	42,595	(64)
Asset-backed securities	35,537	(180)	3,787	(78)	39,324	(258)
Municipal debt securities	9,056	(21)	1,717	(81)	10,773	(102)
Foreign government debt securities	1,501	(1)	—	—	1,501	(1)

Total	$291,015	$(514)	$5,504	$(159)	$296,519	$(673)

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

The unrealized losses for the above securities as of March 31, 2012 and December 31, 2011 are primarily attributable to changes in interest rates. As of March 31, 2012, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of available-for-sale investment securities as of March 31, 2012 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$102,732	$102,940
Due after one year through five years	617,886	620,507
Due after ten years	5,297	5,232
Asset-backed securities	105,105	105,044

Total available-for-sale investment securities	$831,020	$833,723

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows for the three months ended March 31:

	2012	2011
Proceeds from sales of available-for-sale investment securities	$207,524	$127,527

Gross gains	$445	$482
Gross losses	(220)	(133)

Net gains on sales of available-for-sale investment securities	$225	$349

Note 3 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2012	December 31, 2011
Compensation and benefits	$437,846	$632,649
Income taxes	47,861	27,676
Professional fees	34,178	32,861
Travel and entertainment	19,114	18,215
Customer volume incentives	105,770	104,989
Derivative financial instruments	75,958	126,731
Deferred income taxes	781	73
Other	81,937	88,593

Total accrued expenses and other current liabilities	$803,445	$1,031,787

Note 4 — Income Taxes

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented companies and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Our Indian operations outside of SEZs are subject to corporate income tax at a rate of 32.4%. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the current rate of 20.0%. Any MAT paid is creditable against future Indian corporate income tax within a 10-year expiration period, subject to other limitations.

Our effective income tax rates were as follows for the three months ended March 31:

	2012	2011
Effective income tax rate	24.4%	25.7%

For the 2012 and 2011 periods, the principal difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$282,065	$—	$—	$282,065
Time deposits	—	70,526	—	70,526
Commercial paper	—	7,998	—	7,998

Total cash equivalents	282,065	78,524	—	360,589

Investments:
Time deposits	—	328,937	—	328,937

Available-for-sale securities
U.S. Treasury and agency debt securities	321,421	134,184	—	455,605
Corporate and other debt securities	—	217,510	—	217,510
Asset-backed securities	—	105,044	—	105,044
Municipal debt securities	—	45,043	—	45,043
Foreign government debt securities	—	10,521	—	10,521

Total available-for-sale securities	321,421	512,302	—	833,723

Total investments	321,421	841,239	—	1,162,660

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	20,064	—	20,064
Accrued expenses and other current liabilities	—	(75,958)	—	(75,958)
Other noncurrent assets	—	362	—	362
Other noncurrent liabilities	—	(169,739)	—	(169,739)

Total	$603,486	$694,492	$—	$1,297,978

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$128,004	$—	$—	$128,004
Time deposits	—	13,283	—	13,283
Commercial paper	—	11,626	—	11,626

Total cash equivalents	128,004	24,909	—	152,913

Investments:
Time deposits	—	298,432	—	298,432

Available-for-sale securities
U.S. Treasury and agency debt securities	326,659	138,279	—	464,938
Corporate and other debt securities	—	202,705	—	202,705
Asset-backed securities	—	100,894	—	100,894
Municipal debt securities	—	43,889	—	43,889
Foreign government debt securities	—	10,500	—	10,500

Total available-for-sale securities	326,659	496,267	—	822,926

Total investments	326,659	794,699	—	1,121,358

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	30,935	—	30,935
Other noncurrent assets	—	(126,731)	—	(126,731)
Other noncurrent liabilities	—	(259,104)	—	(259,104)

Total	$454,663	$464,708	$—	$919,371

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets. The fair value of commercial paper, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance.

We estimate the fair value of each foreign exchange forward contract by using a present value of expected cash flows model. This model calculates the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. The market forward rates include a discount and credit risk factor. The amounts are aggregated by type of contract and maturity.

During the three months ended March 31, 2012 and the year ended December 31, 2011, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

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

The following table provides information on the location and fair values of derivative financial instruments included in our condensed consolidated statements of financial position as of:

		March 31, 2012			December 31, 2011
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities		Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,073	$		$—	$—
	Other noncurrent assets	362			—	—
	Accrued expenses and other current liabilities			75,502	—	126,536
	Other noncurrent liabilities			169,739	—	259,104

	Total	2,435		245,241	—	385,640

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	17,991			30,935	—
	Accrued expenses and other current liabilities			456	—	195

	Total	17,991		456	30,935	195

Total		$20,426		$245,697	$30,935	$385,835

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2012, 2013, 2014, and 2015. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” on our accompanying consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of March 31, 2012, we estimate that $61,435 of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) gain included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	March 31, 2012	December 31, 2011
2012	$923,750	$1,193,500
2013	1,217,000	1,080,000
2014	990,000	810,000
2015	600,000	420,000

Total notional value of contracts outstanding	$3,730,750	$3,503,500

Net unrealized loss included in accumulated other comprehensive income (loss), net of taxes	$(203,147)	$(323,039)

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended March 31:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2012	2011		2012	2011
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$135,015	$13,078	Cost of Revenues	$(6,621)	$9,562

			Selling, general and administrative expenses	(1,198)	2,033

Total	$135,015	$13,078		$(7,819)	$11,595

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

Additional information related to our outstanding contracts is as follows:

	March 31, 2012	December 31, 2011
Notional value of contracts outstanding	$287,239	$234,239

The following table provides information on the location and amounts of realized and unrealized pre-tax gains (losses) on our other derivative financial instruments for the three months ended March 31, 2012 and 2011:

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2012	2011
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$(13,168)	$(4,248)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 7 — Commitments and Contingencies

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expenditure of over $700,000 during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art IT development and delivery centers in regions primarily designated as SEZs located in India. As of March 31, 2012, we had outstanding fixed capital commitments of approximately $219,740 related to our India development center expansion program.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s systems or our failure to meet our contractual obligations to our clients, including any breach involving a customer’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims related to such matters as our breach of certain representations or covenants, or out of our intellectual property infringement, our gross negligence or willful misconduct or certain other claims made against certain parties. Payments by us under any of these arrangements are generally conditioned on the client making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, we have not made payments under these indemnification agreements so they have not had any impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have material impact on our business, results of operations, financial condition and cash flows.

Note 8 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Foreign currency translation adjustments	$8,073	$(3,561)
Unrealized (loss) on cash flow hedges, net of taxes	(203,147)	(323,039)
Unrealized gain on available-for-sale securities, net of taxes	1,743	1,206

Total accumulated other comprehensive income (loss)	$(193,331)	$(325,394)

Note 9 — Segment Information

Our reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments which, individually, are less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes our entertainment, media and information services, communications and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, a portion of depreciation and amortization, stock-based compensation expense and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended March 31,
	2012	2011
Revenues:
Financial Services	$694,724	$569,976
Healthcare	467,409	348,969
Manufacturing/Retail/Logistics	334,794	274,335
Other	214,422	177,973

Total revenue	$1,711,349	$1,371,253

Segment Operating Profit:
Financial Services	$237,901	$194,498
Healthcare	182,386	127,566
Manufacturing/Retail/Logistics	122,943	101,450
Other	69,981	56,122

Total segment operating profit	613,211	479,636
Less: unallocated costs(1)	295,312	214,271

Income from operations	$317,899	$265,365

(1)	Includes $31,379 and $16,065 of stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2012	2011
Revenues:(1)
North America(2)	$1,360,724	$1,069,953
Europe(3)	283,925	255,886
Other(4)	66,700	45,414

Total	$1,711,349	$1,371,253

	As of
	March 31, 2012	December 31, 2011
Long-lived Assets:(5)
North America(2)	$29,381	$27,387
Europe	5,807	5,232
Other(4)(6)	749,787	725,415

Total	$784,975	$758,034

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $180,336 and $162,856 for the three months ended March 31, 2012 and 2011, respectively.
(4)	Includes our operations in Asia Pacific, the Middle East and Latin America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 10 — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board or FASB, issued new guidance, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements, thus eliminating the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, the new guidance requires that the reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. In December 2011, the FASB deferred the new requirements related to the presentation of reclassification adjustments. However, the requirement to present comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements has not been deferred and is effective on a retrospective basis for periods beginning on January 1, 2012. We adopted this standard on January 1, 2012 and elected to present comprehensive income in two consecutive statements. The adoption of this standard affects financial statement presentation only and had no effect on our financial condition or consolidated results of operations.

In September 2011, the FASB issued new guidance related to goodwill impairment testing. This standard allows, but does not require, an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The new standard gives an entity the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This standard is effective for periods beginning on January 1, 2012 and had no effect on our financial condition or consolidated results of operations.

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

Executive Summary

During the three months ended March 31, 2012, our revenue increased to $1,711.3 million compared to $1,371.3 million during the three months ended March 31, 2011. Net income increased to $243.7 million, or $0.79 per diluted share, including stock-based compensation expense, net of tax, equal to $0.07 per diluted share, during the three months ended March 31, 2012. This is compared to net income of $208.3 million, or $0.67 per diluted share, including stock-based compensation expense, net of tax, of $0.04 per diluted share, during the three months ended March 31, 2011. The key drivers of our revenue growth during the three months ended March 31, 2012 were as follows:

•

Strong performance across all of our business segments with revenue growth ranging from 20.5% for our Other segment to 33.9% for Healthcare for the quarter as compared to the quarter ended March 31, 2011;

•	Continued penetration of the European market where we experienced revenue growth of 11.0% for the quarter as compared to the quarter ended March 31, 2011;

•	Increased customer spending on discretionary development projects;

•	Expansion of our service offerings, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	Increased penetration at existing customers, including strategic customers; and

•	Continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued increase in demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing, or BPO, and business intelligence. We finished the quarter with approximately

805 active clients compared to 714 as of March 31, 2011 and increased the number of strategic clients by five during the quarter bringing the total number of our strategic clients to 196. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 14.5% and 25.1%, respectively, of our total revenues during the quarter ended March 31, 2012 as compared to approximately 17.0% and 28.8%, respectively, for the quarter ended March 31, 2011. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

During the quarter ended March 31, 2012, our revenue from European customers increased by 11.0% to approximately $283.9 million compared to approximately $255.9 million in the quarter ended March 31, 2011. For the quarter ended March 31, 2012, revenue from Europe, excluding the UK, increased by approximately $10.6 million from approximately $93.0 million in the quarter ended March 31, 2011 to approximately $103.6 million and revenue from the UK increased by approximately $17.4 million from approximately $162.9 million in the quarter ended March 31, 2011 to approximately $180.3 million. As a result of the ongoing uncertainty in the European economy, we continue to expect Europe to grow at a slower rate than the rest of the company for the remainder of 2012. We believe that Europe will continue to be an area of significant investment for us as we see this region as well as the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that export revenues from India’s IT software and services and business process outsourcing sectors are expected to grow approximately 11-14% for NASSCOM’s fiscal year 2013. According to NASSCOM’s “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities and are expected to result in export revenues of $175 billion by 2020.

Our operating margin decreased to approximately 18.6% for the quarter ended March 31, 2012 compared to 19.4% for the quarter ended March 31, 2011. Excluding stock-based compensation expense of approximately $31.4 million, operating margin for the quarter ended March 31, 2012 was approximately 20.4%. This was slightly above our historic targeted operating margin range, excluding stock-based compensation expense, of 19% to 20% of total revenues. The decrease in operating margin was primarily due to an increase in compensation and benefits costs, including stock-based compensation, partially offset by the impact of the depreciation of the Indian rupee versus the U.S. dollar. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; strengthening our business analytic capabilities; strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; and recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the first quarter of 2012 with total headcount of approximately 140,500, which is an increase of approximately 29,300 as compared to the total headcount at March 31, 2011. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2012. Annualized turnover, including both voluntary and involuntary, was approximately 10.6% during the three months ended March 31, 2012. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies.

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expenditure of over $700.0 million during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones, or SEZs, located in India. During 2012, including the Indian real estate development program, we expect to spend approximately $370 million globally for capital expenditures.

At March 31, 2012, we had cash, cash equivalents and short-term investments of $2,491.2 million and working capital of $3,175.5 million. Accordingly, we do not anticipate any near-term liquidity issues. During the three months ended March 31, 2012, we repurchased $42.7 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital.

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

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of investments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related net interest, which can involve complex issues and may require an extended period to resolve. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not differ from our recorded amounts. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

Significant judgment is also required in determining any valuation allowance recorded against deferred income tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event we change our determination as to the amount of deferred income tax assets that can be realized, we will adjust the valuation allowance with a corresponding impact recorded to income tax expense in the period in which such determination is made.

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented companies and are eligible for certain income tax holiday benefits granted by the Indian government for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. We have constructed and expect to continue to locate most of our newer development facilities in SEZs. All Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income tax within a 10-year expiration period, subject to other limitations. Currently, we anticipate utilizing our existing MAT balances against our future corporate income tax obligations in India. However, our ability to do so will depend on possible changes to the Indian tax laws as well as the future financial results of Cognizant India.

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

Investments. Our investment portfolio is primarily comprised of time deposits and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities include securities backed by auto loans, credit card receivables, mortgage loans and other receivables and are rated AAA/Aaa. The years of issuance of our asset-backed securities fall in the 2002 to 2012 range.

We utilize various inputs to determine the fair value of our investment portfolio. To the extent they exist, unadjusted quoted market prices for identical assets in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in our portfolio. In the absence of quoted prices or liquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to timing and amounts of cash flows, discount rates, rate of return, and adjustments for nonperformance and liquidity. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on our results of operations and financial condition. See Note 5 to our unaudited condensed consolidated financial statements for additional information related to our security valuation methodologies.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment. As of March 31, 2012, our goodwill balance was $289.9 million.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended March 31:

(Dollars in thousands)

		% of		% of	Increase / (Decrease)
	2012	Revenues	2011	Revenues	$	%
Revenues	$1,711,349	100.0	$1,371,253	100.0	$340,096	24.8
Cost of revenues (1)	984,520	57.5	782,176	57.0	202,344	25.9
Selling, general and administrative expenses(2)	374,178	21.9	296,330	21.6	77,848	26.3
Depreciation and amortization expense	34,752	2.0	27,382	2.0	7,370	26.9

Income from operations	317,899	18.6	265,365	19.4	52,534	19.8
Other income (expense), net	4,378		15,135		(10,757)	—
Provision for income taxes	78,626		72,173		6,453	8.9

Net income	$243,651	14.2	$208,327	15.2	$35,324	17.0

(1)	Includes stock-based compensation expense of $4,607 in 2012 and $3,487 in 2011 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $26,772 in 2012 and $12,578 in 2011 and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the three months ended March 31:

(Dollars in thousands)

		% of		% of
	2012	Revenues	2011	Revenues
Income from operations, as reported	$317,899	18.6	$265,365	19.4
Add: stock-based compensation expense	31,379	1.8	16,065	1.1

Non-GAAP income from operations, excluding stock-based compensation expense	$349,278	20.4	$281,430	20.5

Revenue. Revenue increased 24.8%, or approximately $340.1 million, from approximately $1,371.3 million during the three months ended March 31, 2011 to approximately $1,711.3 million during the three months ended March 31, 2012. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary development projects, and continued penetration in the European market. Revenue from customers existing as of March 31, 2011 increased by approximately $264.1 million and revenue from new customers added since March 31, 2011 was approximately $76.0 million or approximately 22.3% of the period over period revenue increase and 4.4% of total revenues for the three months ended March 31, 2012. In addition, revenue from our North American and European customers for the three months ended March 31, 2012 increased by $290.8 million and $28.0 million, respectively, over the comparable 2011 quarter. We had approximately 805 active clients as of March 31, 2012 as compared to 714 active clients as of March 31, 2011. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $124.7 million and $118.4 million, respectively, of the approximately $340.1 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 27.9% and 21.7%, respectively, compared to the three months ended March 31, 2011 and represented approximately 51.4% and 48.6%, respectively, of total revenues for the three months ended March 31, 2012. No customer accounted for sales in excess of 10% of revenues during the three months ended March 31, 2012 and 2011.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employees benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 25.9%, or approximately $202.3 million, from approximately $782.2 million during the three months ended March 31, 2011 to approximately $984.5 million during the three months ended March 31, 2012. The increase was due primarily to an increase in compensation and benefits costs of approximately $177.0 million, resulting from the increase in the number of our technical personnel, partially offset by the impact of the depreciation of the Indian rupee versus the U.S. dollar.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 26.3%, or approximately $85.2 million, from approximately $323.7 million during the three months ended March 31, 2011 to approximately $408.9 million during the three months ended March 31, 2012, and increased as a percentage of revenue from 23.6% to 23.9%. The increase as a percentage of revenue was due to an increase in compensation and benefit costs, including stock-based compensation, partially offset by the impact of the depreciation of the Indian rupee versus the U.S. dollar.

Income from Operations. Income from operations increased 19.8%, or approximately $52.5 million, from approximately $265.4 million during the three months ended March 31, 2011 to approximately $317.9 million during the three months ended March 31, 2012, representing operating margins of 18.6% of revenues in 2012 and 19.4% of revenues in 2011. The decrease in operating margin was primarily due to an increase in compensation and benefits costs, including stock-based compensation, partially offset by the depreciation of the Indian rupee versus the U.S. dollar. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 273 basis points or 2.73 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 25 basis points or 0.25 percentage points. Excluding stock-based compensation expense of $31.4 million and $16.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively, operating margins for the three month periods ended March 31, 2012 and 2011 were 20.4% and 20.5%, respectively.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended March 31, 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 46 basis points or 0.46 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended March 31:

(Dollars in thousands)

	2012	2011	Increase/ (Decrease)
Foreign currency exchange gains	$5,904	$10,196	$(4,292)
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(13,168)	(4,248)	(8,920)

Net foreign currency exchange (losses) gains	(7,264)	5,948	(13,212)
Interest income	11,072	8,937	2,135
Other, net	570	250	320

Total other income (expense), net	$4,378	$15,135	$(10,757)

The foreign currency exchange gains of approximately $5.9 million were primarily attributed to the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency and intercompany balances between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers. The $13.2 million of losses on foreign exchange forward contracts were related to the change in fair value of foreign exchange forward contracts entered into to offset foreign currency exposure to Indian rupee denominated net monetary assets and the realized losses related to the settlement of certain foreign exchange forward contracts in the first quarter of 2012. As of March 31, 2012, the notional value of our undesignated hedges was $287.2 million. The increase in interest income of $2.1 million was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $72.2 million during the three months ended March 31, 2011 to approximately $78.6 million during the three months ended March 31, 2012. The effective income tax rate decreased from 25.7% for the three months ended March 31, 2011 to 24.4% for the three months ended March 31, 2012. The decrease in our effective income tax rate was primarily attributed to our overall growth, which resulted in a greater percentage of Cognizant India’s revenues falling under the SEZ income tax holiday and reductions in certain foreign statutory income tax rates.

Net Income. Net income increased from approximately $208.3 million for the three months ended March 31, 2011 to approximately $243.7 million for the three months ended March 31, 2012, representing 15.2% and 14.2% of revenues, respectively. The decrease in net income as a percentage of revenues was primarily attributed to a lower operating margin and a decrease in non-operating income, partially offset by a lower effective income tax rate in 2012.

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

Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, a portion of depreciation and amortization, stock-based compensation expense and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit.

As of March 31, 2012, we had 805 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the three months ended March 31, 2012 and 2011. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradually declining revenues.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended March 31, 2012 and 2011 are as follows:

(Dollars in thousands)

			Increase/ (Decrease)
	2012	2011	$	%
Revenues:
Financial Services	$694,724	$569,976	$124,748	21.9
Healthcare	467,409	348,969	118,440	33.9
Manufacturing/Retail/Logistics	334,794	274,335	60,459	22.0
Other	214,422	177,973	36,449	20.5

Total revenue	$1,711,349	$1,371,253	$340,096	24.8

Segment Operating Profit:
Financial Services	$237,901	$194,498	$43,403	22.3
Healthcare	182,386	127,566	54,820	43.0
Manufacturing/Retail/Logistics	122,943	101,450	21,493	21.2
Other	69,981	56,122	13,859	24.7

Total segment operating profit	$613,211	$479,636	$133,575	27.8

Financial Services Segment

Revenue. Revenue increased by 21.9%, or approximately $124.7 million, from approximately $570.0 million during the three months ended March 31, 2011 to approximately $694.7 million during the three months ended March 31, 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2011 and customers added since March 31, 2011 was approximately $92.6 million and approximately $32.1 million, respectively. Within the segment, for the three months ended March 31, 2012 revenue from our banking and insurance customers increased approximately $63.6 million and $61.1 million, respectively. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. We expect cost pressures within the banking industry to constrain spending growth on discretionary services for the remainder of the year for certain of our banking customers.

Segment Operating Profit. Segment operating profit increased 22.3%, or approximately $43.4 million, from approximately $194.5 million during the three months ended March 31, 2011 to approximately $237.9 million during the three months ended March 31, 2012. The increase in segment operating profit was attributable primarily to increased revenues during the quarter.

Healthcare Segment

Revenue. Revenue increased by 33.9%, or approximately $118.4 million, from approximately $349.0 million during the three months ended March 31, 2011 to approximately $467.4 million during the three months ended March 31, 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2011 and customers added since March 31, 2011 was approximately $109.2 million and approximately $9.2 million, respectively. Within the segment, growth was strong among our healthcare customers, where revenue during the three months ended March 31, 2012 increased by approximately $86.8 million. Revenue during the three months ended March 31, 2012 increased by $31.6 million for our life sciences customers. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. We expect revenue from certain of our life sciences customers to be impacted by cyclical changes in this sector which are driving softness in discretionary spending.

Segment Operating Profit. Segment operating profit increased 43.0%, or approximately $54.8 million, from approximately $127.6 million during the three months ended March 31, 2011 to approximately $182.4 million during the three months ended March 31, 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 22.0%, or approximately $60.5 million, from approximately $274.3 million during the three months ended March 31, 2011 to approximately $334.8 million during the three months ended March 31, 2012. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2011 and customers added since March 31, 2011 was approximately $39.6 million and approximately $20.9 million, respectively. Within the segment, growth was strong among our retail and hospitality customers, where revenue during the three months ended March 31, 2012 increased by approximately $50.7 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 21.2%, or approximately $21.5 million, from approximately $101.4 million during the three months ended March 31, 2011 to approximately $122.9 million during the three months ended March 31, 2012. The increase in segment operating profit was attributable primarily to increased revenues during the quarter and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investment in sales and marketing.

Other Segment

Revenue. Revenue increased 20.5%, or approximately $36.4 million, from approximately $178.0 million during the three months ended March 31, 2011 to approximately $214.4 million during the three months ended March 31, 2012. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2011 and customers added since March 31, 2011 was approximately $22.6 million and approximately $13.8 million, respectively. Within the Other segment, growth was consistent among our entertainment, media and information services customers, our telecommunications customers and our new technology customers. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 24.7%, or approximately $13.9 million, from approximately $56.1 million during the three months ended March 31, 2011 to approximately $70.0 million during the three months ended March 31, 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth.

Liquidity and Capital Resources

At March 31, 2012, we had cash, cash equivalents and short-term investments of $2,491.2 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers; continued development of new service lines; possible acquisitions of related businesses; formation of joint ventures; stock repurchases; and general corporate purposes, including working capital. As of March 31, 2012, we had no third party debt and had working capital of approximately $3,175.5 million, including short-term investments of $1,162.7 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $101.8 million during the three months ended March 31, 2012 as compared to approximately $45.6 million during the three months ended March 31, 2011. The increase was primarily attributed to an increase in net income and more efficient deployment of working capital during the quarter as compared to the three months ended March 31, 2011. Trade accounts receivable increased from approximately $1,179.0 million at December 31, 2011 to approximately $1,234.2 million at March 31, 2012. Unbilled accounts receivable increased from approximately $139.6 million at December 31, 2011 to approximately $187.1 million at March 31, 2012. The increase in trade accounts receivable and unbilled receivables as of March 31, 2012 as compared to December 31, 2011 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At March 31, 2012, our days sales outstanding, including unbilled receivables, was approximately 76 days as compared to 73 days at December 31, 2011 and 74 days as of March 31, 2011.

Our investing activities used net cash of approximately $95.5 million during the three months ended March 31, 2012 as compared to approximately $252.7 million during the three months ended March 31, 2011. The decrease in net cash used in investing activities primarily related to a decrease in net investment purchases during the three months ended March 31, 2012.

Our financing activities provided net cash of approximately $7.1 million during the three months ended March 31, 2012 as compared to using approximately $49.0 million during the three months ended March 31, 2011. The increase in net cash provided by financing activities primarily related to issuances of common stock under stock-based compensation plans and a decrease in repurchases of common stock shares during the three months ended March 31, 2012.

As of March 31, 2012, a majority of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. However, other than amounts representing pre-2002 undistributed Indian earnings for which we have already accrued U.S. taxes, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations.

Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond a twelve month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate foreign earnings, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms favorable to us, if at all. We expect our operating cash flow and cash and cash equivalents to be sufficient to meet our operating requirements for the next twelve months. There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2012 and 2011 that would have affected our liquidity or the availability of, or requirements for, capital resources.

Commitments and Contingencies

As of March 31, 2012, we had outstanding fixed capital commitments of approximately $219.7 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 79.5% of our revenues for the quarter ended March 31, 2012 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 30.5% of our global operating costs for the quarter ended March 31, 2012, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the quarter ended March 31, 2012, we reported foreign currency exchange gains, exclusive of losses on foreign exchange forward contracts not designated as hedging instruments, of approximately $5.9 million, which were primarily attributed to the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency and intercompany balances between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies in our foreign subsidiaries, primarily the Indian rupee.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. During the first quarter of 2012, we reported a loss of $7.8 million on contracts that settled during the quarter. As of March 31, 2012, we have outstanding contracts with a notional value of $923.8 million and weighted average forward rate of 49.3 rupees to the U.S. dollar scheduled to mature in 2012, outstanding contracts with a notional value of $1,217.0 million and a weighted average forward rate of 50.7 rupees to the U.S. dollar scheduled to mature in 2013, outstanding contracts with a notional value of $990.0 million and a weighted average forward rate of 53.3 rupees to the U.S. dollar scheduled to mature in 2014, and outstanding contracts with a notional value of $600.0 million and a weighted average forward rate of 55.8 rupees to the U.S. dollar scheduled to mature in 2015.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2012 which are primarily used to hedge our Indian rupee denominated net monetary assets. At March 31, 2012, the notional value of the outstanding contracts was $287.2 million and the related fair value was an asset of $17.5 million. During the three months ended March 31, 2012, inclusive of losses of $13.2 million on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $7.3 million.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of March 31, 2012 and December 31, 2011, the notional value of these contracts was $3,730.8 million and $3,503.5 million, respectively. The outstanding contracts at March 31, 2012 are scheduled to mature each month during 2012, 2013, 2014 and 2015. At March 31, 2012 and December 31, 2011, the net unrealized loss on our outstanding foreign exchange forward contracts designated as cash flow hedges was $242.8 million and $385.6 million, respectively. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2012, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $323.4 million.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2012 which are primarily used to hedge our Indian rupee denominated net monetary assets. At March 31, 2012, the notional value of the outstanding contracts was $287.2 million and the related fair value was an asset of $17.5 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2012, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $25.7 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2012 and 2011 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash, cash equivalents and short-term investments. As of March 31, 2012, we had approximately $2,491.2 million of cash, cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of March 31, 2012, our short-term investments totaled $1,162.7 million. Our investment portfolio is primarily comprised of time deposits and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities and asset-backed securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2012. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first quarter of 2012, approximately 79.5% of our revenues were attributable to the North American region, 16.6% were attributable to the European region, and 3.9% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 20.5% of our revenues for the quarter ended March 31, 2012. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain rupee denominated payments in India. These contracts are intended to partially offset the impact of the movement of the exchange rates on future operating costs. In addition, we also entered into foreign exchange forward contracts in order to mitigate foreign currency risk on Indian rupee denominated net monetary assets. The hedging strategies that we have implemented, or may in the future implement, to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. Accordingly, we may incur losses from our use of derivative financial instruments that could have a material adverse effect on our business, results of operations and financial condition.

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

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in the U.S. Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. On August 13, 2010, President Barack Obama signed legislation which imposed additional fees of $2,000 for certain H-1B petitions and $2,250 for certain L-1A and L-1B petitions beginning in August 2010 through September 20, 2014. These fees were later extended through September 20, 2015. Given the ongoing debate over outsourcing, the introduction and consideration of other restrictive legislation is possible. If enacted, such measures may: broaden existing restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, or impact private industry with measures that include, but are not limited to, tax disincentives, fees or penalties, intellectual property transfer restrictions, mandatory government audit requirements, and new standards that have the effect of restricting the use of certain business and/or work visas. In the event that any of these measures become law, our business, results of operations and financial condition could be adversely affected and our ability to provide services to our customers could be impaired.

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

The H-1B visa classification enables United States employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. We began filing H-1B petitions with CIS against the fiscal year (FY) 2013 caps beginning April 1, 2012 for work in H-1B status beginning on October 1, 2012. As part of our advanced planning process, we believe that we have a sufficient number of employees who are work permit-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program face additional/higher legal and regulatory standards, and are often subject to investigations by the Wage and Hour Division of the United States Department of Labor (DOL) and unannounced random site inspections by CIS’s parent agency, the United States Department of Homeland Security (DHS). A finding by DOL, DHS, and/or another governmental agency of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

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

We also process immigrant visas for lawful permanent residence (green cards) in the United States for employees to fill positions for which there are an insufficient number of able, willing, and qualified United States workers available to fill the positions. Compliance with existing United States immigration and labor laws, changes in those laws, or increase in governmental scrutiny, making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor and other costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

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

Approximately 79.5% of our revenues during the quarter ended March 31, 2012 were derived from customers located in North America. In the same period, approximately 16.6% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the quarter ended March 31, 2012, we earned approximately 40.6% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the quarter ended March 31, 2012, we reported an operating margin of 18.6%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

Larger projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our profitability.

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

Our top five and top ten customers generated approximately 14.5% and 25.1%, respectively, of our revenues for the quarter ended March 31, 2012. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Effective January 1, 2002, and in accordance with authoritative literature, we no longer accrue incremental U.S. taxes on our Indian earnings recognized after 2001 as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur that could effectively force us to change our intent not to repatriate such earnings. If we change our intent and repatriate such earnings, we will have to accrue taxes associated with such earnings at a substantially higher rate than our effective income tax rate in 2012. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be negatively impacted by the loss of certain tax benefits provided by India to companies in our industry as well as by proposed tax legislation in India.

Cognizant India is primarily an export-oriented company and is eligible for certain income tax holiday benefits granted by the Indian government for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Changes in Indian tax laws that would reduce or deny SEZ tax benefits could have a material adverse effect on our business, results of operations and financial condition. In addition, all Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income tax, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against future corporate income tax. Our ability to fully do so will depend on possible changes to the Indian tax laws as well as the future financial results of Cognizant India. Our inability to fully utilize our deferred income tax assets related to the MAT could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 31.3% of our revenues for the quarter ended March 31, 2012. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our future success will depend, in part, on our ability to protect our proprietary methodologies and other valuable intellectual property. We presently hold no patents or registered copyrights, however, we have filed patent applications and we intend to file additional patent applications. There is no guarantee that any patents will be granted in the United States or in any other country we may seek protection or that they will serve as a barrier from competition from other organizations. Additionally the protection afforded by international patent laws as well as the enforcement actions differ from country to country. There is no guarantee that we will be able to maintain adequate protection or enforcement of our intellectual property position.

We also rely upon a combination of copyright and trade secret laws, non-disclosure and related contractual arrangements, and other various security measures to protect our intellectual property rights. Existing laws of some countries in which we provide services or solutions, such as China, might offer only limited protection of our intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. We believe that laws, rules, regulations and treaties in effect in the United States, India and other countries in which we operate are adequate to protect us from misappropriation or unauthorized use of our intellectual property. However, there can be no assurance that these laws will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets and other technology or data we use in the performance of our services among the countries in which we operate and provide services. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of any of our intellectual property, or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. Enforcing our rights might also require considerable time, money and oversight.

Unauthorized use of our intellectual property may result in development of technology, products or services that compete with our products and services and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. If we are unable to protect our intellectual property, our business may be adversely affected and our ability to compete may be impaired.

Depending on the circumstances, we might need to grant a specific client greater rights in intellectual property developed or used in connection with a contract than we normally do. In certain situations, we might forego all rights to the use of intellectual property we create and intend to reuse across multiple client engagements, which would limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

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

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of others. Third parties may assert against us or our customers claims alleging infringement of patent, copyright, trademark, or other intellectual property rights to technologies or services that are important to our business. Infringement claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In our contracts, we generally agree to indemnify our clients for certain expenses or liabilities resulting from our infringement of the intellectual property rights of third parties. In some instances, the amount of our liability under these indemnities could be substantial. Any claims that our products, services or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, may cause us to incur significant costs in defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. In addition, as result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

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

Issuer Purchases of Equity Securities

Since December 2010 and through March 31, 2012, our Board of Directors authorized $600 million in funds for repurchases of Cognizant’s outstanding shares of Class A common stock, excluding fees and expenses. The program authorizes management to repurchase shares in the open market or in private transactions from time to time, depending on market conditions through June 30, 2012. During the three months ended March 31, 2012, we repurchased $42.7 million of our Class A common stock under our stock repurchase program. The remaining authorized balance as of March 31, 2012 was $176.8 million. Stock repurchases were funded from working capital.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
January 1, 2012 – January 31, 2012	—	—	—	$219,510
February 1, 2012 – February 29, 2012	400,000	70.88	400,000	191,159
March 1, 2012 – March 31, 2012	202,714	70.76	202,714	176,814

Total	602,714	70.84	602,714

In May 2012, our Board of Directors amended our existing share repurchase program increasing the amount of our Class A common stock that can be repurchased from an aggregate of $600.0 million to $1.0 billion of common stock and extended the expiration date from June 30, 2012 to December 31, 2013.

Item 4.	Mine Safety Disclosures

None.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: May 9, 2012	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2012	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
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