Form 10-Q
period 2012-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2012-08-06
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 1, 2012:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	298,565,179

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2012 and 2011 and for the Six Months Ended June 30, 2012 and 2011	1

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2012 and 2011 and for the Six Months Ended June 30, 2012 and 2011	2

	Condensed Consolidated Statements of Financial Position (Unaudited) as of June 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and 2011	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION		33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6.	Exhibits	52

SIGNATURES		53

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$1,795,220	$1,485,242	$3,506,569	$2,856,495
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,030,889	860,871	2,015,409	1,643,047
Selling, general and administrative expenses	396,771	326,718	770,949	623,048
Depreciation and amortization expense	35,602	27,695	70,354	55,077

Income from operations	331,958	269,958	649,857	535,323

Other income (expense), net:
Interest income	9,984	9,474	21,056	18,411
Other, net	(6,850)	(1,827)	(13,544)	4,371

Total other income (expense), net	3,134	7,647	7,512	22,782

Income before provision for income taxes	335,092	277,605	657,369	558,105
Provision for income taxes	83,160	69,560	161,786	141,733

Net income	$251,932	$208,045	$495,583	$416,372

Basic earnings per share	$0.83	$0.68	$1.64	$1.37

Diluted earnings per share	$0.82	$0.67	$1.61	$1.34

Weighted average number of common shares outstanding - Basic	302,225	303,989	302,827	304,015
Dilutive effect of shares issuable under stock-based compensation plans	5,101	7,488	5,440	7,625

Weighted average number of common shares outstanding - Diluted	307,326	311,477	308,267	311,640

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$251,932	$208,045	$495,583	$416,372

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(9,380)	8,408	2,254	17,245
Change in unrealized (loss) gain on cash flow hedges, net of taxes of ($37,791) and $6,974 for the three months ended and ($14,849) and $12,399 for the six months ended, respectively	(193,578)	26,526	(73,686)	22,584
Change in unrealized gain on available-for-sale securities, net of taxes of ($133) and $1,255 for the three months ended and $47 and $884 for the six months ended, respectively	(452)	1,753	85	1,210

Other comprehensive income	(203,410)	36,687	(71,347)	41,039

Comprehensive income	$48,522	$244,732	$424,236	$457,411

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,050,245	$1,310,906
Short-term investments	1,295,897	1,121,358
Trade accounts receivable, net of allowances of $26,883 and $24,658, respectively	1,296,175	1,179,043
Unbilled accounts receivable	207,712	139,627
Deferred income tax assets, net	104,151	109,042
Other current assets	198,172	225,530

Total current assets	4,152,352	4,085,506
Property and equipment, net of accumulated depreciation of $515,153 and $455,506, respectively	837,683	758,034
Goodwill	289,211	288,772
Intangible assets, net	86,530	97,616
Deferred income tax assets, net	167,462	164,192
Other noncurrent assets	120,981	113,813

Total assets	$5,654,219	$5,507,933

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$104,411	$72,205
Deferred revenue	106,625	105,713
Accrued expenses and other current liabilities	940,059	1,031,787

Total current liabilities	1,151,095	1,209,705
Deferred income tax liabilities, net	3,073	3,339
Other noncurrent liabilities	407,718	342,003

Total liabilities	1,561,886	1,555,047

Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized, 299,252 and 303,106 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,993	3,031
Additional paid-in capital	407,972	692,723
Retained earnings	4,078,109	3,582,526
Accumulated other comprehensive income (loss)	(396,741)	(325,394)

Total stockholders’ equity	4,092,333	3,952,886

Total liabilities and stockholders’ equity	$5,654,219	$5,507,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$495,583	$416,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,058	58,237
Provision for doubtful accounts	2,673	2,517
Deferred income taxes	17,129	(1,819)
Stock-based compensation expense	57,650	39,744
Excess tax benefits on stock-based compensation plans	(15,853)	(22,041)
Other	(1,764)	164
Changes in assets and liabilities:
Trade accounts receivable	(119,949)	(170,419)
Other current assets	(39,178)	(37,511)
Other assets	(1,549)	(17,163)
Accounts payable	27,185	7,644
Other current and noncurrent liabilities	(70,122)	(14,983)

Net cash provided by operating activities	425,863	260,742

Cash flows from investing activities:
Purchases of property and equipment	(138,772)	(89,550)
Purchases of investments	(817,429)	(771,018)
Proceeds from maturity or sale of investments	638,275	383,486
Acquisition, net of cash acquired	(24,877)	(19,321)

Net cash used in investing activities	(342,803)	(496,403)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	61,527	40,282
Excess tax benefits on stock-based compensation plans	15,853	22,041
Repurchases of common stock	(418,783)	(192,130)

Net cash used in financing activities	(341,403)	(129,807)

Effect of currency translation on cash and cash equivalents	(2,318)	17,539

Decrease in cash and cash equivalents	(260,661)	(347,929)
Cash and cash equivalents, beginning of year	1,310,906	1,540,969

Cash and cash equivalents, end of period	$1,050,245	$1,193,040

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

In May 2012, our Board of Directors amended our existing share repurchase program increasing the amount of our Class A common stock that can be repurchased from an aggregate of $600,000 to $1,000,000 of common stock and extended the expiration date from June 30, 2012 to December 31, 2013. As of June 30, 2012, $218,590 is available for future repurchases under this program. During the six months ended June 30, 2012, we repurchased 6,623,617 shares for $401,019, inclusive of fees and expenses, under this program.

Note 2 — Investments

Investments were as follows:

	June 30, 2012	December 31, 2011
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$500,298	$464,938
Corporate and other debt securities	304,557	202,705
Asset-backed securities	113,253	100,894
Municipal debt securities	48,817	43,889
Foreign government debt securities	13,245	10,500

Total available-for-sale investment securities	980,170	822,926
Time deposits	315,727	298,432

Total investments	$1,295,897	$1,121,358

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, debt securities issued by supranational institutions and asset-backed securities, including those backed by auto loans, credit card receivables, mortgage loans and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of June 30, 2012 and December 31, 2011.

Available-for-Sale Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at June 30, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$499,199	$1,186	$(87)	$500,298
Corporate and other debt securities	303,691	1,180	(314)	304,557
Asset-backed securities	113,256	218	(221)	113,253
Municipal debt securities	48,757	117	(57)	48,817
Foreign government debt securities	13,149	103	(7)	13,245

Total available-for-sale investment securities	$978,052	$2,804	$(686)	$980,170

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$463,318	$1,742	$(122)	$464,938
Corporate and other debt securities	202,284	902	(481)	202,705
Asset-backed securities	101,068	100	(274)	100,894
Municipal debt securities	43,873	101	(85)	43,889
Foreign government debt securities	10,397	105	(2)	10,500

Total available-for-sale investment securities	$820,940	$2,950	$(964)	$822,926

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of June 30, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$165,802	$(87)	$—	$—	$165,802	$(87)
Corporate and other debt securities	115,735	(314)	—	—	115,735	(314)
Asset-backed securities	23,530	(103)	7,272	(118)	30,802	(221)
Municipal debt securities	12,281	(33)	708	(24)	12,989	(57)
Foreign government debt securities	2,120	(7)	—	—	2,120	(7)

Total	$319,468	$(544)	$7,980	$(142)	$327,448	$(686)

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

The unrealized losses for the above securities as of June 30, 2012 and December 31, 2011 are primarily attributable to changes in interest rates. As of June 30, 2012, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of available-for-sale investment securities as of June 30, 2012 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$148,638	$148,936
Due after one year up to two years	309,350	310,520
Due after two years up to three years	391,235	391,852
Due after three years up to four years	15,573	15,609
Asset-backed securities	113,256	113,253

Total available-for-sale investment securities	$978,052	$980,170

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales of available-for-sale investment securities	$144,342	$132,201	$351,866	$259,728

Gross gains	$542	$828	$987	$1,310
Gross losses	(115)	(35)	(335)	(168)

Net gains on sales of available-for-sale investment securities	$427	$793	$652	$1,142

Note 3 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	June 30, 2012	December 31, 2011
Compensation and benefits	$490,237	$632,649
Income taxes	33,370	27,676
Professional fees	33,654	32,861
Travel and entertainment	22,305	18,215
Customer volume incentives	106,591	104,989
Derivative financial instruments	164,729	126,731
Deferred income taxes	724	73
Other	88,449	88,593

Total accrued expenses and other current liabilities	$940,059	$1,031,787

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

Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Effective income tax rate	24.8%	25.1%	24.6%	25.4%

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$308,948	$—	$—	$308,948
Time deposits	—	50,064	—	50,064
Commercial paper	—	4,698	—	4,698

Total cash equivalents	308,948	54,762	—	363,710

Investments:
Time deposits	—	315,727	—	315,727

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	344,362	155,936	—	500,298
Corporate and other debt securities	—	304,557	—	304,557
Asset-backed securities	—	113,253	—	113,253
Municipal debt securities	—	48,817	—	48,817
Foreign government debt securities	—	13,245	—	13,245

Total available-for-sale investment securities	344,362	635,808	—	980,170

Total investments	344,362	951,535	—	1,295,897

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	11,000	—	11,000
Accrued expenses and other current liabilities	—	(164,729)	—	(164,729)
Other noncurrent liabilities	—	(309,629)	—	(309,629)

Total	$653,310	$542,939	$—	$1,196,249

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$128,004	$—	$—	$128,004
Time deposits	—	13,283	—	13,283
Commercial paper	—	11,626	—	11,626

Total cash equivalents	128,004	24,909	—	152,913

Investments:
Time deposits	—	298,432	—	298,432

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	326,659	138,279	—	464,938
Corporate and other debt securities	—	202,705	—	202,705
Asset-backed securities	—	100,894	—	100,894
Municipal debt securities	—	43,889	—	43,889
Foreign government debt securities	—	10,500	—	10,500

Total available-for-sale investment securities	326,659	496,267	—	822,926

Total investments	326,659	794,699	—	1,121,358

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	30,935	—	30,935
Accrued expenses and other current liabilities	—	(126,731)	—	(126,731)
Other noncurrent liabilities	—	(259,104)	—	(259,104)

Total	$454,663	$464,708	$—	$919,371

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

During the six months ended June 30, 2012 and the year ended December 31, 2011, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

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

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statements of financial position as of:

		June 30, 2012		December 31, 2011
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and
	other current liabilities	$—	$164,546	$—	$126,536
	Other noncurrent liabilities	—	309,629	—	259,104

	Total	—	474,175	—	385,640

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	11,000		30,935	—
	Accrued expenses and other current liabilities		183	—	195

	Total	11,000	183	30,935	195

Total		$11,000	$474,358	$30,935	$385,835

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2012, 2013, 2014, 2015 and 2016. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of June 30, 2012, we estimate that $137,670 of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) gain included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	June 30, 2012	December 31, 2011
2012	$634,500	$1,193,500
2013	1,217,000	1,080,000
2014	1,170,000	810,000
2015	660,000	420,000
2016	120,000	—

Total notional value of contracts outstanding	$3,801,500	$3,503,500

Net unrealized loss included in accumulated other comprehensive income (loss), net of taxes	$(396,725)	$(323,039)

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, to Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended June 30:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2012	2011		2012	2011
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(261,688)	$48,024	Cost of Revenues	$(24,876)	$11,964

			Selling, general and administrative expenses	(5,443)	2,560

Total	$(261,688)	$48,024		$(30,319)	$14,524

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the six months ended June 30:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2012	2011		2012	2011
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(126,673)	$61,102	Cost of Revenues	$(31,497)	$21,526

			Selling, general and administrative expenses	(6,641)	4,593

Total	$(126,673)	$61,102		$(38,138)	$26,119

The activity related to the change in net unrealized (losses) gains on cash flow hedges in accumulated other comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net unrealized (losses) gains on cash flow hedges, net of taxes, beginning of period	$(203,147)	$26,781	$(323,039)	$30,723
Change in fair value, net of tax	(218,945)	38,026	(105,595)	43,265
Reclassification into earnings, net of tax	25,367	(11,500)	31,909	(20,681)

Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(396,725)	$53,307	$(396,725)	$53,307

Other Derivatives

We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into a series of foreign exchange forward contracts scheduled to mature in 2012 and 2013 which are primarily to purchase U.S. dollars and sell Indian rupees. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other, net in our consolidated statements of operations.

Additional information related to our outstanding contracts is as follows:

	June 30, 2012	December 31, 2011
Notional value of contracts outstanding	$219,636	$234,239

The following table provides information on the location and amounts of realized and unrealized pre-tax gains (losses) on our other derivative financial instruments for the three and six months ended June 30, 2012 and 2011:

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Other Derivatives – Not designated as hedging instruments Foreign exchange forward contracts	Other, net	$13,432	$(5,267)	$264	$(9,515)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 7 — Commitments and Contingencies

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expenditure of over $700,000 during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art IT development and delivery centers in regions primarily designated as SEZs located in India. As of June 30, 2012, we had outstanding fixed capital commitments of approximately $234,508 related to our India development center expansion program.

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

Note 8 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(1,307)	$(3,561)
Unrealized (loss) on cash flow hedges, net of taxes	(396,725)	(323,039)
Unrealized gain on available-for-sale securities, net of taxes	1,291	1,206

Total accumulated other comprehensive income (loss)	$(396,741)	$(325,394)

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

Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets, by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Financial Services	$736,885	$612,689	$1,431,609	$1,182,665
Healthcare	484,290	386,434	951,699	735,403
Manufacturing/Retail/Logistics	358,611	294,376	693,405	568,711
Other	215,434	191,743	429,856	369,716

Total revenue	$1,795,220	$1,485,242	$3,506,569	$2,856,495

Segment Operating Profit:
Financial Services	$250,783	$203,997	$488,684	$398,495
Healthcare	189,464	138,046	371,850	265,612
Manufacturing/Retail/Logistics	130,968	107,072	253,911	208,522
Other	71,899	59,247	141,880	115,369

Total segment operating profit	643,114	508,362	1,256,325	987,998
Less: unallocated costs(1)	311,156	238,404	606,468	452,675

Income from operations	$331,958	$269,958	$649,857	$535,323

(1)	Includes $26,271 and $57,650 of stock-based compensation expense for the three and six months ended June 30, 2012, respectively and $23,679 and $39,744 of stock-based compensation expense for the three and six months ended June 30, 2011, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues: (1)
North America(2)	$1,434,969	$1,155,046	$2,795,693	$2,224,999
Europe(3)	282,681	276,740	566,606	532,626
Other(4)	77,570	53,456	144,270	98,870

Total	$1,795,220	$1,485,242	$3,506,569	$2,856,495

	As of
	June 30, 2012	December 31, 2011
Long-lived Assets: (5)
North America(2)	$32,969	$27,387
Europe	6,016	5,232
Other(4)(6)	798,698	725,415

Total	$837,683	$758,034

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $182,980 and $176,315 for the three months and $363,316 and $339,171 for the six months ended June 30, 2012 and 2011, respectively.
(4)	Includes our operations in Asia Pacific, the Middle East and Latin America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 10 — Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued new guidance, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements, thus eliminating the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, the new guidance requires that the reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. In December 2011, the FASB deferred the new requirements related to the presentation of reclassification adjustments. However, the requirement to present comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements has not been deferred and became effective January 1, 2012. We adopted this standard on January 1, 2012 and elected to present comprehensive income in two consecutive statements. The adoption of this standard affects financial statement presentation only and had no effect on our financial condition or consolidated results of operations.

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

Executive Summary

During the three and six months ended June 30, 2012, our revenue increased to $1,795.2 million and $3,506.6 million compared to $1,485.2 million and $2,856.5 million during the three and six months ended June 30, 2011. Net income increased to $251.9 million and $495.6 million, or $0.82 and $1.61 per diluted share, including stock-based compensation expense, net of tax, equal to $0.06 and $0.14 per diluted share, during the three and six months ended June 30, 2012, respectively. This is compared to net income of $208.0 million and $416.4 million, or $0.67 and $1.34 per diluted share, including stock-based compensation expense, net of tax, of $0.05 and $0.09 per diluted share, during the three and six months ended June 30, 2011, respectively. The key drivers of our revenue growth during the three months ended June 30, 2012 were as follows:

•

Strong performance across all of our business segments with revenue growth ranging from 12.4% for our Other segment to 25.3% for Healthcare for the quarter as compared to the quarter ended June 30, 2011;

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

We saw a continued increase in demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing, or BPO, and business intelligence. We finished the quarter with approximately

815 active clients compared to 721 as of June 30, 2011 and increased the number of strategic clients by six during the quarter bringing the total number of our strategic clients to 202. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 14.8% and 25.9%, respectively, of our total revenues during the quarter ended June 30, 2012 as compared to approximately 16.9% and 28.3%, respectively, for the quarter ended June 30, 2011. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

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

During the quarter ended June 30, 2012, our revenue from European customers increased by 2.1% to approximately $282.7 million compared to approximately $276.7 million in the quarter ended June 30, 2011. For the quarter ended June 30, 2012, revenue from Europe, excluding the UK, decreased by approximately $0.7 million from approximately $100.4 million in the quarter ended June 30, 2011 to approximately $99.7 million, while revenue from the UK increased by approximately $6.7 million from approximately $176.3 million in the quarter ended June 30, 2011 to approximately $183.0 million. As a result of the ongoing uncertainty in the European economy, we continue to expect revenues generated from European customers to grow at a slower rate than the rest of the Company for the remainder of 2012. We believe that Europe will continue to be an area of significant investment for us as we see this region, as well as the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

Our operating margin increased to approximately 18.5% for the quarter ended June 30, 2012 compared to 18.2% for the quarter ended June 30, 2011. Excluding stock-based compensation expense of approximately $26.3 million, operating margin for the quarter ended June 30, 2012 was approximately 20.0%. This was within our historic targeted operating margin range, excluding stock-based compensation expense, of 19% to 20% of total revenues. The increase in operating margin was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, partially offset by continued investments to grow our business. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; strengthening our business analytic capabilities; strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; and recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the second quarter of 2012 with total headcount of approximately 145,200, which is an increase of approximately 26,900 as compared to the total headcount at June 30, 2011. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2012. Annualized turnover, including both voluntary and involuntary, was approximately 12.1% during the three months ended June 30, 2012. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefits costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expenditure of over $700.0 million during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones, or SEZs, located in India. During 2012, we expect to spend approximately $370 million globally for capital expenditures, including the Indian real estate development program.

At June 30, 2012, we had cash, cash equivalents and short-term investments of $2,346.1 million and working capital of $3,001.3 million. Accordingly, we do not anticipate any near-term liquidity issues. During the three months ended June 30, 2012, we repurchased $358.3 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital.

We believe the global economic environment remains fragile. During 2012, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO;

•	Demand from our customers to help them achieve their dual mandate of simultaneously achieving cost savings while investing in innovation;

•	Secular changes driven by evolving technologies and regulatory changes;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the world economy, particularly in Europe.

In response to this fragile macroeconomic environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to provide innovative solutions resulting in our garnering an increased portion of our customers’ overall IT spend;

•	Continue our focus on growing our business in Europe, the Middle East and the Asia Pacific region, where we believe there are opportunities to gain market share;

•	Continue to increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Continue to focus on operating discipline in order to appropriately manage our cost structure; and

•	Continue to locate most of our new development center facilities in tax incentivized areas.

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

Income Taxes. Determining the consolidated provision for income tax expense, deferred income tax assets (and related valuation allowance, if any) and liabilities requires significant judgment. We are required to calculate and provide for income taxes in each of the jurisdictions where we operate and changes in the geographic mix of income before taxes or estimated level of annual pre-tax income can affect our overall effective income tax rate. The consolidated provision for income taxes may also change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, regulations, or accounting principles.

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

Investments. Our investment portfolio is primarily comprised of time deposits and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities include securities backed by auto loans, credit card receivables, mortgage loans and other receivables and are rated AAA/Aaa. The years of issuance of our asset-backed securities fall in the 2004 to 2012 range.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment. As of June 30, 2012, our goodwill balance was $289.2 million.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended June 30:

(Dollars in thousands)

		% of		% of	Increase / (Decrease)
	2012	Revenues	2011	Revenues	$	%
Revenues	$1,795,220	100.0	$1,485,242	100.0	$309,978	20.9
Cost of revenues (1)	1,030,889	57.4	860,871	58.0	170,018	19.7
Selling, general and administrative expenses(2)	396,771	22.1	326,718	22.0	70,053	21.4
Depreciation and amortization expense	35,602	2.0	27,695	1.9	7,907	28.6

Income from operations	331,958	18.5	269,958	18.2	62,000	23.0
Other income (expense), net	3,134		7,647		(4,513)	(59.0)
Provision for income taxes	83,160		69,560		13,600	19.6

Net income	$251,932	14.0	$208,045	14.0	$43,887	21.1

(1)	Includes stock-based compensation expense of $4,157 in 2012 and $3,662 in 2011 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $22,114 in 2012 and $20,017 in 2011 and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the three months ended June 30:

(Dollars in thousands)

		% of		% of
	2012	Revenues	2011	Revenues
Income from operations, as reported	$331,958	18.5	$269,958	18.2
Add: stock-based compensation expense	26,271	1.5	23,679	1.6

Non-GAAP income from operations, excluding stock-based compensation expense	$358,229	20.0	$293,637	19.8

Revenue. Revenue increased 20.9%, or approximately $310.0 million, from approximately $1,485.2 million during the three months ended June 30, 2011 to approximately $1,795.2 million during the three months ended June 30, 2012. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary development projects, and continued penetration in the European market. Revenue from customers existing as of June 30, 2011 increased by approximately $236.9 million and revenue from new customers added since June 30, 2011 was approximately $73.1 million or approximately 23.6% of the period over period revenue increase and 4.1% of total revenues for the three months ended June 30, 2012. In addition, revenue from our North American and European customers for the three months ended June 30, 2012 increased by $279.9 million and $5.9 million, respectively, over the comparable 2011 quarter. We had approximately 815 active clients as of June 30, 2012 as compared to 721 active clients as of June 30, 2011. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $124.2 million and $97.9 million, respectively, of the approximately $310.0 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 21.7% and 20.0%, respectively, compared to the three months ended June 30, 2011 and represented approximately 51.6% and 48.4%, respectively, of total revenues for the three months ended June 30, 2012. No customer accounted for sales in excess of 10% of revenues during the three months ended June 30, 2012 and 2011.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 19.7%, or approximately $170.0 million, from approximately $860.9 million during the three months ended June 30, 2011 to approximately $1,030.9 million during the three months ended June 30, 2012. The increase was due primarily to an increase in compensation and benefits costs of approximately $161.3 million, resulting from the increase in the number of our technical personnel, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 22.0%, or approximately $78.0 million, from approximately $354.4 million during the three months ended June 30, 2011 to approximately $432.4 million during the three months ended June 30, 2012, and increased as a percentage of revenue from 23.9% to 24.1%. The increase as a percentage of revenue was due primarily to investments to grow our business and expenses related to the expansion of our infrastructure to support our revenue growth, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses.

Income from Operations. Income from operations increased 23.0%, or approximately $62.0 million, from approximately $270.0 million during the three months ended June 30, 2011 to approximately $332.0 million during the three months ended June 30, 2012, representing operating margins of 18.5% of revenues in 2012 and 18.2% of revenues in 2011. The increase in operating margin was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, partially offset by continued investments to grow our business. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 520 basis points or 5.20 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 25 basis points or 0.25 percentage points. Excluding stock-based compensation expense of $26.3 million and $23.7 million for the three months ended June 30, 2012 and June 30, 2011, respectively, operating margins for the three month periods ended June 30, 2012 and 2011 were 20.0% and 19.8%, respectively.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended June 30, 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 169 basis points or 1.69 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended June 30:

(Dollars in thousands)

	2012	2011	Increase/ (Decrease)
Foreign currency exchange (losses) gains	$(20,605)	$2,828	$(23,433)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	13,432	(5,267)	18,699

Net foreign currency exchange (losses)	(7,173)	(2,439)	(4,734)
Interest income	9,984	9,474	510
Other, net	323	612	(289)

Total other income (expense), net	$3,134	$7,647	$(4,513)

The foreign currency exchange losses of approximately $20.6 million were primarily attributed to the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $13.4 million of gains on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of June 30, 2012, the notional value of these undesignated hedges was $219.6 million. The increase in interest income of $0.5 million was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $69.6 million during the three months ended June 30, 2011 to approximately $83.2 million during the three months ended June 30, 2012. The effective income tax rate decreased slightly from 25.1% for the three months ended June 30, 2011 to 24.8% for the three months ended June 30, 2012.

Net Income. Net income increased from approximately $208.0 million for the three months ended June 30, 2011 to approximately $251.9 million for the three months ended June 30, 2012, representing 14.0% of revenues in each period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth, for the periods indicated, certain financial data expressed for the six months ended June 30:

(Dollars in thousands)

		% of		% of	Increase / (Decrease)
	2012	Revenues	2011	Revenues	$	%
Revenues	$3,506,569	100.0	$2,856,495	100.0	$650,074	22.8
Cost of revenues (1)	2,015,409	57.5	1,643,047	57.5	372,362	22.7
Selling, general and administrative expenses(2)	770,949	22.0	623,048	21.8	147,901	23.7
Depreciation and amortization expense	70,354	2.0	55,077	1.9	15,277	27.7

Income from operations	649,857	18.5	535,323	18.7	114,534	21.4
Other income (expense), net	7,512		22,782		(15,270)	(67.0)
Provision for income taxes	161,786		141,733		20,053	14.1

Net income	$495,583	14.1	$416,372	14.6	$79,211	19.0

(1)	Includes stock-based compensation expense of $8,764 in 2012 and $7,149 in 2011 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $48,886 in 2012 and $32,595 in 2011 and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the six months ended June 30:

(Dollars in thousands)

	2012	% of Revenues	2011	% of Revenues
Income from operations, as reported	$649,857	18.5	$535,323	18.7
Add: stock-based compensation expense	57,650	1.7	39,744	1.4

Non-GAAP income from operations, excluding stock-based compensation expense	$707,507	20.2	$575,067	20.1

Revenue. Revenue increased by 22.8%, or approximately $650.1 million, from approximately $2,856.5 million during the six months ended June 30, 2011 to approximately $3,506.6 million during the six months ended June 30, 2012. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary development projects, and continued penetration in the European market. Revenue from customers existing as of June 30, 2011 increased by approximately $522.6 million and revenue from new customers added since June 30, 2011 was approximately $127.5 million or approximately 19.6% of the period over period revenue increase and approximately 3.6% of total revenues for the six months ended June 30, 2012. In addition, revenue from North American and European customers for the six months ended June 30, 2012 increased by $570.7 million and $34.0 million, respectively, over the comparable 2011 period. We had approximately 815 active clients as of June 30, 2012 as compared to 721 active clients as of June 30, 2011. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $248.9 million and $216.3 million, respectively, of the approximately $650.1 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 24.6% and 20.8%, respectively, compared to the six months ended June 30, 2011 and represented approximately 51.5% and 48.5%, respectively, of total revenues for the six months ended June 30, 2012. No customer accounted for sales in excess of 10% of revenues during the six months ended June 30, 2012 and 2011.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 22.7%, or approximately $372.4 million, from approximately $1,643.0 million during the six months ended June 30, 2011 to approximately $2,015.4 million during the six months ended June 30, 2012. The increase was due primarily to an increase in compensation and benefits costs of approximately $338.3 million resulting primarily from the increase in the number of our technical personnel offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 24.1%, or approximately $163.2 million, from approximately $678.1 million during the six months ended June 30, 2011 to approximately $841.3 million during the six months ended June 30, 2012, and increased as a percentage of revenue from 23.7% to 24.0%. The increase as a percentage of revenue was due primarily to investments to grow our business, expenses related to the expansion of our infrastructure to support our revenue growth and increases in compensation and benefits costs, including stock-based compensation, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses.

Income from Operations. Income from operations increased 21.4%, or approximately $114.5 million, from approximately $535.3 million during the six months ended June 30, 2011 to approximately $649.9 million during the six months ended June 30, 2012, representing operating margins of 18.5% of revenues in 2012 and 18.7% of revenues in 2011. The decrease in operating margin was primarily due to investments to grow our business and increases in compensation and benefits costs, including stock-based compensation, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 395 basis points or 3.95 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 25 basis points or 0.25 percentage points. Excluding stock-based compensation expense of $57.7 million and $39.7 million for the six months ended June 30, 2012 and June 30, 2011, respectively, operating margins for the six month periods ended June 30, 2012 and June 30, 2011 were 20.2% and 20.1% of revenues, respectively.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 109 basis points or 1.09 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the six months ended June 30:

(Dollars in thousands)

	2012	2011	Increase/ (Decrease)
Foreign currency exchange (losses) gains	$(14,701)	$13,024	$(27,725)
Gain (Losses) on foreign exchange forward contracts not designated as hedging instruments	264	(9,515)	9,779

Net foreign currency exchange (losses) gains	(14,437)	3,509	(17,946)
Interest income	21,056	18,411	2,645
Other, net	893	862	31

Total other income (expense), net	$7,512	$22,782	$(15,270)

The foreign currency exchange losses of approximately $14.7 million were primarily attributed to the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $0.3 million of gains on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of June 30, 2012, the notional value of these undesignated hedges was $219.6 million. The increase in interest income of $2.6 was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $141.7 million during the six months ended June 30, 2011 to approximately $161.8 million during the six months ended June 30, 2012. The effective income tax rate of 25.4% for the six months ended June 30, 2011 decreased to 24.6% for the six months ended June 30, 2012. The decrease in our effective income tax rate was primarily attributed to discrete items in the six months ended June 30, 2011 that had the effect of increasing our effective tax rate for the 2011 period.

Net Income. Net income increased from approximately $416.4 million for the six months ended June 30, 2011 to approximately $495.6 million for the six months ended June 30, 2012, representing 14.6% and 14.1% of revenues, respectively. The decrease in net income as a percentage of revenues in 2012 was primarily attributed to net foreign currency exchange losses and a lower operating margin in 2012 partially offset by a lower effective tax rate in the 2012 period.

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

Our chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit.

As of June 30, 2012, we had 815 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended June 30, 2012 and 2011. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradually declining revenues.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended June 30, 2012 and 2011 are as follows:

(Dollars in thousands)

			Increase/ (Decrease)
	2012	2011	$	%
Revenues:
Financial Services	$736,885	$612,689	$124,196	20.3
Healthcare	484,290	386,434	97,856	25.3
Manufacturing/Retail/Logistics	358,611	294,376	64,235	21.8
Other	215,434	191,743	23,691	12.4

Total revenue	$1,795,220	$1,485,242	$309,978	20.9

Segment Operating Profit:
Financial Services	$250,783	$203,997	$46,786	22.9
Healthcare	189,464	138,046	51,418	37.2
Manufacturing/Retail/Logistics	130,968	107,072	23,896	22.3
Other	71,899	59,247	12,652	21.4

Total segment operating profit	$643,114	$508,362	$134,752	26.5

Financial Services Segment

Revenue. Revenue increased by 20.3%, or approximately $124.2 million, from approximately $612.7 million during the three months ended June 30, 2011 to approximately $736.9 million during the three months ended June 30, 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2011 and customers added since June 30, 2011 was approximately $94.4 million and approximately $29.8 million, respectively. Within the segment, for the three months ended June 30, 2012, revenue from our banking and insurance customers increased approximately $59.2 million and $65.0 million, respectively. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. We expect cost pressures within the banking industry may constrain spending growth on discretionary services for the remainder of the year for certain of our banking customers.

Segment Operating Profit. Segment operating profit increased 22.9%, or approximately $46.8 million, from approximately $204.0 million during the three months ended June 30, 2011 to approximately $250.8 million during the three months ended June 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth.

Healthcare Segment

Revenue. Revenue increased by 25.3%, or approximately $97.9 million, from approximately $386.4 million during the three months ended June 30, 2011 to approximately $484.3 million during the three months ended June 30, 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2011 and customers added since June 30, 2011 was approximately $87.6 million and approximately $10.3 million, respectively. Within the segment, growth was strong among our healthcare customers, where revenue during the three months ended June 30, 2012 increased by approximately $73.3 million. Revenue during the three months ended June 30, 2012 increased by approximately $24.6 million for our life sciences customers. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. We expect revenue from certain of our life sciences customers to be impacted by cyclical changes in this sector which are driving softness in discretionary spending.

Segment Operating Profit. Segment operating profit increased 37.2%, or approximately $51.4 million, from approximately $138.0 million during the three months ended June 30, 2011 to approximately $189.5 million during the three months ended June 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 21.8%, or approximately $64.2 million, from approximately $294.4 million during the three months ended June 30, 2011 to approximately $358.6 million during the three months ended June 30, 2012. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2011 and customers added since June 30, 2011 was approximately $41.3 million and approximately $22.9 million, respectively. Within the segment, growth was strong among our retail and hospitality customers, where revenue during the three months ended June 30, 2012 increased by approximately $53.8 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 22.3%, or approximately $23.9 million, from approximately $107.1 million during the three months ended June 30, 2011 to approximately $131.0 million during the three months ended June 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues during the quarter.

Other Segment

Revenue. Revenue increased 12.4%, or approximately $23.7 million, from approximately $191.7 million during the three months ended June 30, 2011 to approximately $215.4 million during the three months ended June 30, 2012. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2011 and customers added since June 30, 2011 was approximately $13.6 million and approximately $10.1 million, respectively. The increase in revenue can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. Within the Other segment, growth was below the company average across all operating segments within Other, which includes information, media and entertainment services, communications and high technology.

Segment Operating Profit. Segment operating profit increased 21.4%, or approximately $12.7 million, from approximately $59.2 million during the three months ended June 30, 2011 to approximately $71.9 million during the three months ended June 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the six months ended June 30, 2012 and 2011 are as follows:

(Dollars in thousands)

			Increase/ (Decrease)
	2012	2011	$	%
Revenues:
Financial Services	$1,431,609	$1,182,665	$248,944	21.0
Healthcare	951,699	735,403	216,296	29.4
Manufacturing/Retail/Logistics	693,405	568,711	124,694	21.9
Other	429,856	369,716	60,140	16.3

Total revenue	$3,506,569	$2,856,495	$650,074	22.8

Segment Operating Profit:
Financial Services	$488,684	$398,495	$90,189	22.6
Healthcare	371,850	265,612	106,238	40.0
Manufacturing/Retail/Logistics	253,911	208,522	45,389	21.8
Other	141,880	115,369	26,511	23.0

Total segment operating profit	$1,256,325	$987,998	$268,327	27.2

Financial Services Segment

Revenue. Revenue increased by 21.0%, or approximately $248.9 million, from approximately $1,182.7 million during the six months ended June 30, 2011 to approximately $1,431.6 million during the six months ended June 30, 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2011 and customers added since June 30, 2011 was approximately $192.4 million and approximately $56.5 million, respectively. Within the segment, for the six months ended June 30, 2012, revenue from our banking and insurance customers increased approximately $122.9 million and $126.0 million, respectively. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. We expect cost pressures within the banking industry may constrain spending growth on discretionary services for the remainder of the year for certain of our banking customers.

Segment Operating Profit. Segment operating profit increased 22.6%, or approximately $90.2 million, from approximately $398.5 million during the six months ended June 30, 2011 to approximately $488.7 million during the six months ended June 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth.

Healthcare Segment

Revenue. Revenue increased by 29.4%, or approximately $216.3 million, from approximately $735.4 million during the six months ended June 30, 2011 to approximately $951.7 million during the six months ended June 30, 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2011 and customers added since June 30, 2011 was approximately $201.0 million and approximately $15.3 million, respectively. Within the segment, growth was strong among our healthcare customers, where revenue during the six months ended June 30, 2012 increased by approximately $160.1 million. Revenue during the six months ended June 30, 2012 increased by approximately $56.2 million for our life sciences customers. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. We expect revenue from certain of our life sciences customers to be impacted by cyclical changes in this sector which are driving softness in discretionary spending.

Segment Operating Profit. Segment operating profit increased 40.0%, or approximately $106.2 million, from approximately $265.6 million during the six months ended June 30, 2011 to approximately $371.8 million during the six months ended June 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 21.9%, or approximately $124.7 million, from approximately $568.7 million during the six months ended June 30, 2011 to approximately $693.4 million during the six months ended June 30, 2012. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2011 and customers added since June 30, 2011 was approximately $86.9 million and approximately $37.8 million, respectively. Within the segment, growth was strong among our retail and hospitality customers, where revenue during the six months ended June 30, 2012 increased by approximately $104.5 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 21.8%, or approximately $45.4 million, from approximately $208.5 million during the six months ended June 30, 2011 to approximately $253.9 million during the six months ended June 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues during the quarter.

Other Segment

Revenue. Revenue increased 16.3%, or approximately $60.1 million, from approximately $369.7 million during the six months ended June 30, 2011 to approximately $429.9 million during the six months ended June 30, 2012. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2011 and customers added since June 30, 2011 was approximately $42.2 million and approximately $17.9 million, respectively. The increase in revenue can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. Within the Other segment, growth was below the company average across all operating segments within Other, which includes information, media and entertainment services, communications and high technology.

Segment Operating Profit. Segment operating profit increased 23.0%, or approximately $26.5 million, from approximately $115.4 million during the six months ended June 30, 2011 to approximately $141.9 million during the six months ended June 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth.

Liquidity and Capital Resources

At June 30, 2012, we had cash, cash equivalents and short-term investments of $2,346.1 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers; continued development of new service lines; possible acquisitions of related businesses; formation of joint ventures; stock repurchases; and general corporate purposes, including working capital. As of June 30, 2012, we had no third party debt and had working capital of approximately $3,001.3 million, including short-term investments of $1,295.9 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $425.9 million during the six months ended June 30, 2012 as compared to approximately $260.7 million during the six months ended June 30, 2011. The increase was primarily attributed to an increase in net income and more efficient deployment of working capital during the 2012 period as compared to the six months ended June 30, 2011. Trade accounts receivable increased from approximately $1,179.0 million at December 31, 2011 to approximately $1,296.2 million at June 30, 2012. Unbilled accounts receivable increased from approximately $139.6 million at December 31, 2011 to approximately $207.7 million at June 30, 2012. The increase in trade accounts receivable and unbilled receivables as of June 30, 2012 as compared to December 31, 2011 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At June 30, 2012, our days sales outstanding, including unbilled receivables, was approximately 76 days as compared to 73 days at December 31, 2011 and 75 days as of June 30, 2011.

Our investing activities used net cash of approximately $342.8 million during the six months ended June 30, 2012 as compared to approximately $496.4 million during the six months ended June 30, 2011. The decrease in net cash used in investing activities primarily related to a decrease in net investment purchases during the six months ended June 30, 2012 partially offset by an increase in purchases of property and equipment.

Our financing activities used net cash of approximately $341.4 million during the six months ended June 30, 2012 as compared to approximately $129.8 million during the six months ended June 30, 2011. The increase in net cash used by financing activities primarily related to increased repurchases of common stock under our share repurchase program during the six months ended June 30, 2012 as compared to the 2011 period.

As of June 30, 2012, $1,367.8 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. However, other than amounts representing pre-2002 undistributed Indian earnings for which we have already accrued U.S. taxes, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations.

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

Commitments and Contingencies

As of June 30, 2012, we had outstanding fixed capital commitments of approximately $234.5 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 79.7% of our revenues for the six months ended June 30, 2012 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 31.0% of our global operating costs for the six months ended June 30, 2012, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the six months ended June 30, 2012, we reported foreign currency exchange losses, exclusive of gains on foreign exchange forward contracts not designated as hedging instruments, of approximately $14.7 million, which were primarily attributed to the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies in our foreign subsidiaries, primarily the Indian rupee.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three and six months ended June 30, 2012, we reported losses of $30.3 million and $38.1 million, respectively, on contracts that settled during these periods. As of June 30, 2012, we have outstanding contracts with a notional value of $634.5 million and weighted average forward rate of 49.5 rupees to the U.S. dollar scheduled to mature in 2012, outstanding contracts with a notional value of $1,217.0 million and a weighted average forward rate of 50.7 rupees to the U.S. dollar scheduled to mature in 2013, outstanding contracts with a notional value of $1,170.0 million and a weighted average forward rate of 53.9 rupees to the U.S. dollar scheduled to mature in 2014, outstanding contracts with a notional value of $660.0 million and a weighted average forward rate of 56.3 rupees to the U.S. dollar scheduled to mature in 2015 and outstanding contracts with a notional value of $120.0 million and a weighted average forward rate of 65.2 rupees to the U.S. dollar scheduled to mature in 2016.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2012 and 2013 which are primarily used to hedge our Indian rupee denominated net monetary assets. At June 30, 2012, the notional value of the outstanding contracts was $219.6 million and the related fair value was a net asset of $10.8 million. During the three and six months ended June 30, 2012, inclusive of gains of $13.4 million and $0.3 million, respectively on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $7.2 million and $14.4 million, respectively.

Recent Accounting Pronouncements

See Note 10 to our unaudited condensed consolidated financial statements for additional information.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. Competition in India, the United States and Europe for professionals with advanced technical skills necessary to perform our services offered has caused wages to increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. Historically, we have experienced increases in compensation and benefits costs, including incentive-based compensation, in India; however, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing our discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies. There can be no assurance that we will be able to offset such cost increases in the future.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of June 30, 2012 the notional value of these contracts was $3,801.5 million and such contracts are scheduled to mature each month during 2012, 2013, 2014, 2015 and 2016. At June 30, 2012, the net unrealized loss on our outstanding foreign exchange forward contracts designated as cash flow hedges was $474.2 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2012, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $310.1 million.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2012 and 2013 which are primarily used to hedge our Indian rupee denominated net monetary assets. At June 30, 2012, the notional value of the outstanding contracts was $219.6 million and the related fair value was a net asset of $10.8 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2012, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $20.1 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2012 and 2011 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash, cash equivalents and short-term investments. As of June 30, 2012, we had approximately $2,346.1 million of cash, cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of June 30, 2012, our short-term investments totaled $1,295.9 million. Our investment portfolio is primarily comprised of time deposits and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities and asset-backed securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2012. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first six months of 2012, approximately 79.7% of our revenues were attributable to the North American region, 16.2% were attributable to the European region, and 4.1% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 20.3% of our revenues for the six months ended June 30, 2012. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in the U.S. Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. On August 13, 2010, President Barack Obama signed legislation which imposed additional fees of $2,000 for certain H-1B petitions and $2,250 for certain L-1A and L-1B petitions beginning in August 2010 through September 20, 2014. These fees were later extended through September 20, 2015. Given the ongoing debate over outsourcing, the introduction and consideration of other restrictive legislation or regulations is possible. If enacted, such measures may: broaden existing restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, or impact private industry with measures that include, but are not limited to, tax disincentives, fees or penalties, intellectual property transfer restrictions, mandatory government audit requirements, and new standards that have the effect of restricting the use of certain business and/or work visas. In the event that any of these measures become law, our business, results of operations and financial condition could be adversely affected and our ability to provide services to our customers could be impaired.

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

The H-1B visa classification enables United States employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. CIS announced on June 12, 2012 that the agency had reached its general cap of 65,000 H-1B visas, and on October 19, 2011 that the agency had reached its advanced degree cap of 20,000 H-1B visas for the fiscal year (FY) 2013. We will begin filing H-1B petitions with CIS against the FY 2014 caps beginning April 1, 2013 for work in H-1B status beginning on October 1, 2013. As part of our advanced planning process, we believe that we have a sufficient number of employees who are work permit-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program, like us, face additional/higher legal and regulatory standards, and are often subject to investigations by the Wage and Hour Division of the United States Department of Labor (DOL) and unannounced random site inspections by CIS’s parent agency, the United States Department of Homeland Security (DHS). A finding by DOL, DHS, and/or another governmental agency of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.

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

Approximately 79.7% of our revenues during the six months ended June 30, 2012 were derived from customers located in North America. In the same period, approximately 16.2% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the six months ended June 30, 2012, we earned approximately 40.8% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the six months ended June 30, 2012, we reported an operating margin of 18.5%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

Our top five and top ten customers generated approximately 14.4% and 25.3%, respectively, of our revenues for the six months ended June 30, 2012. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our earnings may be adversely affected if we change our intent not to repatriate foreign earnings or if such earnings become subject to U.S. tax on a current basis.

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

Our earnings may be negatively impacted by the loss of certain tax benefits provided by India to companies in our industry as well as by proposed tax legislation in India.

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

Our earnings and financial condition may be negatively impacted by certain tax related matters.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 32.4% of our revenues for the six months ended June 30, 2012. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our services are marketed to clients and prospective clients based on a number of factors. Since many of our specific client engagements involve unique services and solutions, our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. We believe the Cognizant brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients, competitors, vendors, adversaries in legal proceedings, government regulators, former and current employees and personnel as well as members of the investment community and the media. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Cognizant brand name and could reduce investor confidence in us, adversely affecting our share price.

Provisions in our charter, by-laws and stockholders’ rights plan and provisions under Delaware law may discourage unsolicited takeover proposals.

Provisions in our charter and by-laws, each as amended, our stockholders’ rights plan and Delaware General Corporate Law, or DGCL, may have the effect of deterring unsolicited takeover proposals or delaying or preventing changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these documents and provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares of preferred stock. Our charter provides for a classified board of directors, which will prevent a change of control of our board of directors at a single meeting of stockholders. The prohibition of our stockholders’ ability to act by written consent and the restrictions imposed on our stockholders’ ability to call a special meeting may have the effect of delaying stockholder actions until annual meetings or until a special meeting is called by our chairman or chief executive officer or our board of directors. The supermajority-voting requirement for specified amendments to our charter and by-laws allows a minority of our stockholders to block those amendments. The DGCL also contains provisions preventing stockholders from engaging in business combinations with us, subject to certain exceptions. These provisions could also discourage bids for our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.

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

Recent turmoil in the financial markets has adversely affected economic activity in the United States, Europe and other regions of the world in which we do business. We believe that based on our current cash, cash equivalents and investment balances and expected operating cash flows, the current lack of liquidity in the credit markets will not have a material impact on our liquidity, cash flow or financial flexibility. Continued deterioration of the credit and capital markets could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. The continued decline in economic activity could adversely affect the ability of counterparties to certain financial instruments such as marketable securities and derivatives to meet their obligations to us.

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

Issuer Purchases of Equity Securities

From December 2010 through June 2012, our Board of Directors authorized $1.0 billion in funds for repurchases of Cognizant’s outstanding shares of Class A common stock, excluding fees and expenses. The program authorizes management to repurchase shares in the open market or in private transactions from time to time, depending on market conditions and expires on December 31, 2013.

During the three months ended June 30, 2012, we repurchased $358.2 million of our Class A common stock under our stock repurchase program. The remaining authorized balance as of June 30, 2012 was $218.6 million. Stock repurchases were funded from working capital.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
April 1, 2012 – April 30, 2012	—	—	—	$$176,814
May 1, 2012 – May 31, 2012	4,400,000	60.25	4,400,000	$311,731
June 1, 2012 – June 30, 2012	1,620,903	57.46	1,620,903	$218,590

Total	6,020,903	59.50	6,020,903

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description

3.1	Amendment to Restated Certificate of Incorporation, as amended, dated June 5, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed June 6, 2012).

3.2	Amended and Restated By-laws of the Company, as amended, dated June 5, 2012 (Incorporated by reference to Exhibit 3.2 to the Company’s current Report on Form 8-K filed June 6, 2012).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: August 6, 2012	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2012	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Amendment to Restated Certificate of Incorporation, as amended, dated June 5, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed June 6, 2012).

3.2	Amended and Restated By-laws of the Company, as amended, dated June 5, 2012 (Incorporated by reference to Exhibit 3.2 to the Company’s current Report on Form 8-K filed June 6, 2012).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document