Form 10-Q
period 2012-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2012-11-08
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 2, 2012:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	300,191,775

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2012 and 2011 and for the Nine Months Ended September 30, 2012 and 2011	1

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2012 and 2011 and for the Nine Months Ended September 30, 2012 and 2011	2

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6.	Exhibits	52

SIGNATURES		53

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$1,891,688	$1,600,954	$5,398,257	$4,457,449
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,111,898	924,886	3,127,307	2,567,933
Selling, general and administrative expenses	384,951	353,161	1,155,900	976,209
Depreciation and amortization expense	39,453	29,905	109,807	84,982

Income from operations	355,386	293,002	1,005,243	828,325

Other income (expense), net:
Interest income	12,041	9,970	33,097	28,381
Other, net	(3,044)	(15,008)	(16,588)	(10,637)

Total other income (expense), net	8,997	(5,038)	16,509	17,744

Income before provision for income taxes	364,383	287,964	1,021,752	846,069
Provision for income taxes	87,482	60,845	249,268	202,578

Net income	$276,901	$227,119	$772,484	$643,491

Basic earnings per share	$0.93	$0.75	$2.56	$2.12

Diluted earnings per share	$0.91	$0.73	$2.52	$2.07

Weighted average number of common shares outstanding - Basic	299,058	302,723	301,571	303,584
Dilutive effect of shares issuable under stock-based compensation plans	4,074	6,574	4,984	7,275

Weighted average number of common shares outstanding - Diluted	303,132	309,297	306,555	310,859

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$276,901	$227,119	$772,484	$643,491

Other comprehensive income, net of tax:
Foreign currency translation adjustments	6,669	(18,137)	8,923	(892)
Change in unrealized (loss) gain on cash flow hedges, net of taxes of $38,761 and ($28,599) for the three months ended and $23,912 and ($16,200) for the nine months ended, respectively	198,549	(108,781)	124,863	(86,197)
Change in unrealized gain on available-for-sale securities, net of taxes of $254 and ($288) for the three months ended and $301 and $596 for the nine months ended, respectively	1,480	(400)	1,565	810

Other comprehensive income	206,698	(127,318)	135,351	(86,279)

Comprehensive income	$483,599	$99,801	$907,835	$557,212

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,324,739	$1,310,906
Short-term investments	1,307,009	1,121,358
Trade accounts receivable, net of allowances of $27,370 and $24,658, respectively	1,363,454	1,179,043
Unbilled accounts receivable	213,741	139,627
Deferred income tax assets, net	166,164	109,042
Other current assets	166,424	225,530

Total current assets	4,541,531	4,085,506
Property and equipment, net of accumulated depreciation of $551,624 and $455,506, respectively	878,561	758,034
Goodwill	301,403	288,772
Intangible assets, net	87,583	97,616
Deferred income tax assets, net	154,927	164,192
Other noncurrent assets	143,034	113,813

Total assets	$6,107,039	$5,507,933

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,420	$72,205
Deferred revenue	116,427	105,713
Accrued expenses and other current liabilities	1,047,741	1,031,787

Total current liabilities	1,275,588	1,209,705
Deferred income tax liabilities, net	4,593	3,339
Other noncurrent liabilities	254,488	342,003

Total liabilities	1,534,669	1,555,047

Commitments and contingencies (See Note 8)
Stockholders’ Equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized, 299,940 and 303,106 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,999	3,031
Additional paid-in capital	404,404	692,723
Retained earnings	4,355,010	3,582,526
Accumulated other comprehensive income (loss)	(190,043)	(325,394)

Total stockholders’ equity	4,572,370	3,952,886

Total liabilities and stockholders’ equity	$6,107,039	$5,507,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$772,484	$643,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,424	89,876
Provision for doubtful accounts	4,348	3,533
Deferred income taxes	(61,890)	(26,204)
Stock-based compensation expense	79,911	64,244
Excess tax benefits on stock-based compensation plans	(24,960)	(30,966)
Other	(4,382)	24,019
Changes in assets and liabilities:
Trade accounts receivable	(184,537)	(207,242)
Other current assets	(8,069)	(41,680)
Other assets	(18,691)	(20,884)
Accounts payable	39,386	(2,654)
Other current and noncurrent liabilities	101,699	94,553

Net cash provided by operating activities	810,723	590,086

Cash flows from investing activities:
Purchases of property and equipment	(208,716)	(163,660)
Purchases of investments	(1,179,674)	(1,181,460)
Proceeds from maturity or sale of investments	1,002,952	743,111
Acquisitions, net of cash acquired	(43,896)	(75,040)

Net cash used in investing activities	(429,334)	(677,049)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	91,883	57,277
Excess tax benefits on stock-based compensation plans	24,960	30,966
Repurchases of common stock	(483,895)	(364,974)

Net cash used in financing activities	(367,052)	(276,731)

Effect of currency translation on cash and cash equivalents	(504)	3,944

Increase (decrease) in cash and cash equivalents	13,833	(359,750)
Cash and cash equivalents, beginning of year	1,310,906	1,540,969

Cash and cash equivalents, end of period	$1,324,739	$1,181,219

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

In May 2012, our Board of Directors amended our existing share repurchase program increasing the amount of our Class A common stock that can be repurchased from an aggregate of $600,000 to $1,000,000 and extended the expiration date of the program from June 30, 2012 to December 31, 2013. As of September 30, 2012, $159,584 is available for future repurchases under this program. During the nine months ended September 30, 2012, we repurchased 7,671,035 shares for $460,041, inclusive of fees and expenses, under this program.

Note 2 — Acquisitions

During the first nine months of 2012, we completed two business combinations. The total cash consideration was approximately $15,158 (net of cash acquired). In the third quarter of 2012, we entered into a transaction pursuant to which we signed a multi-year service agreement, assumed an assembled workforce, and acquired land, building and other assets. Under the current authoritative business combination guidelines, this transaction qualified as a business combination. This transaction expands our business process services capabilities within the insurance industry. In the third quarter of 2012, we also completed an acquisition to strengthen our knowledge process outsourcing and research capabilities within the media industry. As part of this acquisition, we acquired customer relationship assets, an assembled workforce, and other assets. In addition, during the first nine months of 2012, we settled contingent payment provisions of approximately $28,921 related to acquisitions completed in prior years.

These acquisitions were included in our unaudited condensed consolidated financial statements as of the date on which the businesses were acquired and were not material to our operations, financial position or cash flow. We have allocated the purchase price related to these transactions to tangible and intangible assets and liabilities based upon their fair values.

Note 3 — Investments

Our investments were as follows:

	September 30, 2012	December 31, 2011
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$501,939	$464,938
Corporate and other debt securities	307,678	202,705
Asset-backed securities	115,588	100,894
Municipal debt securities	48,179	43,889
Foreign government debt securities	19,894	10,500

Total available-for-sale investment securities	993,278	822,926
Time deposits	313,731	298,432

Total investments	$1,307,009	$1,121,358

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions and asset-backed securities, including those backed by auto loans, credit card receivables, mortgage loans and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of September 30, 2012 and December 31, 2011.

Available-for-Sale Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at September 30, 2012 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$500,819	$1,162	$(42)	$501,939
Corporate and other debt securities	305,515	2,174	(11)	307,678
Asset-backed securities	115,252	455	(119)	115,588
Municipal debt securities	48,090	135	(46)	48,179
Foreign government debt securities	19,750	144	—	19,894

Total available-for-sale investment securities	$989,426	$4,070	$(218)	$993,278

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2011 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$463,318	$1,742	$(122)	$464,938
Corporate and other debt securities	202,284	902	(481)	202,705
Asset-backed securities	101,068	100	(274)	100,894
Municipal debt securities	43,873	101	(85)	43,889
Foreign government debt securities	10,397	105	(2)	10,500

Total available-for-sale investment securities	$820,940	$2,950	$(964)	$822,926

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of September 30, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$86,484	$(42)	$—	$—	$86,484	$(42)
Corporate and other debt securities	16,433	(11)	—	—	16,433	(11)
Asset-backed securities	16,234	(85)	2,885	(34)	19,119	(119)
Municipal debt securities	7,002	(17)	703	(29)	7,705	(46)
Foreign government debt securities	3,034	—	—	—	3,034	—

Total	$129,187	$(155)	$3,588	$(63)	$132,775	$(218)

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

The unrealized losses for the above securities as of September 30, 2012 and December 31, 2011 are primarily attributable to changes in interest rates. As of September 30, 2012, we do not consider any of the investments to be other-than-temporarily impaired. The unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of available-for-sale investment securities as of September 30, 2012 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$134,164	$134,474
Due after one year up to two years	327,695	329,018
Due after two years up to three years	406,590	408,443
Due after three years up to four years	5,725	5,755
Asset-backed securities	115,252	115,588

Total available-for-sale investment securities	$989,426	$993,278

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales of available-for-sale investment securities	$207,229	$224,439	$559,095	$484,167

Gross gains	$870	$1,044	$1,857	$2,354
Gross losses	—	(93)	(335)	(261)

Net gains on sales of available-for-sale investment securities	$870	$951	$1,522	$2,093

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2012	December 31, 2011
Compensation and benefits	$610,253	$632,649
Income taxes	46,912	27,676
Professional fees	33,590	32,861
Travel and entertainment	28,368	18,215
Customer volume incentives	131,965	104,989
Derivative financial instruments	106,395	126,731
Deferred income taxes	774	73
Other	89,484	88,593

Total accrued expenses and other current liabilities	$1,047,741	$1,031,787

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

Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Effective income tax rate	24.0%	21.1%	24.4%	23.9%

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$329,140	$—	$—	$329,140
Time deposits	—	131,653	—	131,653
Commercial paper	—	4,199	—	4,199

Total cash equivalents	329,140	135,852	—	464,992

Investments:
Time deposits	—	313,731	—	313,731

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	338,318	163,621	—	501,939
Corporate and other debt securities	—	307,678	—	307,678
Asset-backed securities	—	115,588	—	115,588
Municipal debt securities	—	48,179	—	48,179
Foreign government debt securities	—	19,894	—	19,894

Total available-for-sale investment securities	338,318	654,960	—	993,278

Total investments	338,318	968,691	—	1,307,009

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	1,932	—	1,932
Accrued expenses and other current liabilities	—	(106,395)	—	(106,395)
Other noncurrent assets	—	12,838	—	12,838
Other noncurrent liabilities	—	(155,053)	—	(155,053)

Total	$667,458	$857,865	$—	$1,525,323

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$128,004	$—	$—	$128,004
Time deposits	—	13,283	—	13,283
Commercial paper	—	11,626	—	11,626

Total cash equivalents	128,004	24,909	—	152,913

Investments:
Time deposits	—	298,432	—	298,432

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	326,659	138,279	—	464,938
Corporate and other debt securities	—	202,705	—	202,705
Asset-backed securities	—	100,894	—	100,894
Municipal debt securities	—	43,889	—	43,889
Foreign government debt securities	—	10,500	—	10,500

Total available-for-sale investment securities	326,659	496,267	—	822,926

Total investments	326,659	794,699	—	1,121,358

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	30,935	—	30,935
Accrued expenses and other current liabilities	—	(126,731)	—	(126,731)
Other noncurrent liabilities	—	(259,104)	—	(259,104)

Total	$454,663	$464,708	$—	$919,371

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance.

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

During the nine months ended September 30, 2012 and the year ended December 31, 2011, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

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

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statements of financial position as of:

		September 30, 2012		December 31, 2011
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,790	$—	$—	$—
	Other noncurrent assets	12,838	—	—	—
	Accrued expenses and other current liabilities	—	96,440	—	126,536
	Other noncurrent liabilities	—	155,053	—	259,104

	Total	14,628	251,493	—	385,640

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	142	—	30,935	—
	Accrued expenses and other current liabilities	—	9,955	—	195

	Total	142	9,955	30,935	195

Total		$14,770	$261,448	$30,935	$385,835

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2012, 2013, 2014, 2015 and 2016. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of September 30, 2012, we estimate that $79,190 of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) gain included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	September 30, 2012	December 31, 2011
2012	$324,750	$1,193,500
2013	1,253,000	1,080,000
2014	1,200,000	810,000
2015	780,000	420,000
2016	120,000	—

Total notional value of contracts outstanding	$3,677,750	$3,503,500

Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(198,176)	$(323,039)

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended September 30:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2012	2011		2012	2011
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$206,693	$(130,402)	Cost of revenues	$(25,124)	$5,756

			Selling, general and administrative expenses	(5,493)	1,222

			Total	$(30,617)	$6,978

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the nine months ended September 30:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2012	2011		2012	2011
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$80,020	$(69,300)	Cost of revenues	$(56,621)	$27,282

			Selling, general and administrative expenses	(12,134)	5,815

			Total	$(68,755)	$33,097

The activity related to the change in net unrealized (losses) gains on cash flow hedges in accumulated other comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net unrealized (losses) gains on cash flow hedges, net of taxes, beginning of period	$(396,725)	$53,307	$(323,039)	$30,723
Change in fair value, net of tax	172,933	(103,255)	67,338	(59,990)
Reclassification into earnings, net of tax	25,616	(5,526)	57,525	(26,207)

Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(198,176)	$(55,474)	$(198,176)	$(55,474)

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

Additional information related to our outstanding contracts is as follows:

	September 30, 2012	December 31, 2011
Notional value of contracts outstanding	$202,571	$234,239

The following table provides information on the location and amounts of realized and unrealized pre-tax gains (losses) on our other derivative financial instruments for the three and nine months ended September 30, 2012 and 2011:

	Location of Net Gains/ (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Other Derivatives – Not designated as hedging instruments Foreign exchange forward contracts	Other, net	$(12,535)	$16,437	$(12,271)	$6,922

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 8 — Commitments and Contingencies

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expenditure of over $700,000 during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art IT development and delivery centers in regions primarily designated as SEZs located in India. As of September 30, 2012, we had outstanding fixed capital commitments of approximately $253,810 related to our India development center expansion program.

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

Note 9 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	September 30, 2012	December 31, 2011
Foreign currency translation adjustments	$5,362	$(3,561)
Unrealized (loss) on cash flow hedges, net of taxes	(198,176)	(323,039)
Unrealized gain on available-for-sale securities, net of taxes	2,771	1,206

Total accumulated other comprehensive income (loss)	$(190,043)	$(325,394)

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Financial Services	$788,439	$655,761	$2,220,048	$1,838,426
Healthcare	483,109	429,798	1,434,808	1,165,201
Manufacturing/Retail/Logistics	396,557	310,056	1,089,962	878,767
Other	223,583	205,339	653,439	575,055

Total revenue	$1,891,688	$1,600,954	$5,398,257	$4,457,449

Segment Operating Profit:
Financial Services	$263,866	$222,165	$752,550	$620,660
Healthcare	171,365	171,261	543,215	436,873
Manufacturing/Retail/Logistics	140,142	112,960	394,053	321,482
Other	77,156	66,753	219,036	182,122

Total segment operating profit	652,529	573,139	1,908,854	1,561,137
Less: unallocated costs(1)	297,143	280,137	903,611	732,812

Income from operations	$355,386	$293,002	$1,005,243	$828,325

(1)	Includes $22,261 and $79,911 of stock-based compensation expense for the three and nine months ended September 30, 2012, respectively and $24,500 and $64,244 of stock-based compensation expense for the three and nine months ended September 30, 2011, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues: (1)
North America(2)	$1,504,706	$1,250,708	$4,300,399	$3,475,707
Europe(3)	302,648	290,606	869,254	823,232
Other(4)	84,334	59,640	228,604	158,510

Total	$1,891,688	$1,600,954	$5,398,257	$4,457,449

	As of
	September 30, 2012	December 31, 2011
Long-lived Assets: (5)
North America(2)	$50,638	$27,387
Europe	9,021	5,232
Other(4)(6)	818,902	725,415

Total	$878,561	$758,034

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $195,538 and $183,737 for the three months and $558,854 and $522,908 for the nine months ended September 30, 2012 and 2011, respectively.
(4)	Includes our operations in Asia Pacific, the Middle East and Latin America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

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

Executive Summary

During the three and nine months ended September 30, 2012, our revenue increased to $1,891.7 million and $5,398.3 million compared to $1,601.0 million and $4,457.4 million during the three and nine months ended September 30, 2011. Net income increased to $276.9 million and $772.5 million, or $0.91 and $2.52 per diluted share, including stock-based compensation expense, net of tax, equal to $0.06 and $0.20 per diluted share, during the three and nine months ended September 30, 2012, respectively. This is compared to net income of $227.1 million and $643.5 million, or $0.73 and $2.07 per diluted share, including stock-based compensation expense, net of tax, of $0.07 and $0.16 per diluted share, during the three and nine months ended September 30, 2011, respectively. The key drivers of our revenue growth during the three months ended September 30, 2012 were as follows:

•

Strong performance across all of our business segments, particularly our Manufacturing/Retail/Logistics and Financial Services business segments, which reported revenue growth of 27.9% and 20.2%, respectively, for the quarter as compared to the quarter ended September 30, 2011;

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

We saw a continued increase in demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, enterprise resource planning, or ERP, infrastructure management, business process outsourcing, or BPO, and business intelligence. We finished the quarter with approximately 821 active clients compared to 777 as of September 30, 2011 and increased the number of strategic clients by six during the quarter bringing the total number of our strategic clients to 208. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for approximately 14.0% and 25.0%, respectively, of our total revenues during the quarter ended September 30, 2012 as compared to approximately 16.3% and 27.8%, respectively, for the quarter ended September 30, 2011. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that export revenues from India’s IT software and services and business process outsourcing sectors are expected to experience growth in the range of approximately 11 to 14% for NASSCOM’s fiscal year 2013. According to NASSCOM’s “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities and are expected to result in export revenues of $175 billion by 2020.

During the quarter ended September 30, 2012, our revenue from European customers increased by 4.1% to approximately $302.6 million compared to approximately $290.6 million in the quarter ended September 30, 2011. For the quarter ended September 30, 2012, revenue from Europe, excluding the UK, increased by approximately $0.2 million from approximately $106.9 million in the quarter ended September 30, 2011 to approximately $107.1 million, while revenue from the UK increased by approximately $11.8 million from approximately $183.7 million in the quarter ended September 30, 2011 to approximately $195.5 million. As a result of the ongoing uncertainty in the European economy, we continue to expect revenues generated from European customers to grow at a slower rate than the rest of the Company for the remainder of 2012. We believe that Europe will continue to be an area of significant investment for us as we see this region, as well as the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, as growth opportunities for the long term.

Our operating margin increased to approximately 18.8% for the quarter ended September 30, 2012 compared to 18.3% for the quarter ended September 30, 2011. Excluding stock-based compensation expense of approximately $22.3 million, operating margin for the quarter ended September 30, 2012 was approximately 20.0%. This was within our historic targeted operating margin range, excluding stock-based compensation expense, of 19% to 20% of total revenues. The increase in operating margin was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, and economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, partially offset by continued investments to grow our business. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; strengthening our business analytic capabilities; strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; and recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the third quarter of 2012 with total headcount of approximately 150,400, which is an increase of approximately 20,000 as compared to the total headcount at September 30, 2011. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2012. Annualized turnover, including both voluntary and involuntary, was approximately 13.0% during the three months ended September 30, 2012. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefits costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.

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

At September 30, 2012, we had cash, cash equivalents and short-term investments of $2,631.7 million and working capital of $3,265.9 million. Accordingly, we do not anticipate any near-term liquidity issues. During the three months ended September 30, 2012, we repurchased $59.0 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital.

We believe the global economic environment remains fragile. During the remainder of 2012, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

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

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of investments and derivative financial instruments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Income Taxes. Determining the consolidated provision for income tax expense, deferred income tax assets (and related valuation allowance, if any) and liabilities requires significant judgment. We are required to calculate and provide for income taxes in each of the jurisdictions in which we operate. Changes in the geographic mix of income before taxes or estimated level of annual pre-tax income can affect our overall effective income tax rate. The consolidated provision for income taxes may also change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, regulations, or accounting principles.

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

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented companies and are eligible for certain income tax holiday benefits granted by the Indian government for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. We have constructed and expect to continue to locate most of our newer development facilities in SEZs. All Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income tax within a 10-year expiration period, subject to certain limitations. Currently, we anticipate utilizing our existing MAT balances against our future corporate income tax obligations in India. However, our ability to do so will depend on possible changes to the Indian tax laws as well as the future financial results of Cognizant India.

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

Investments. Our investment portfolio is primarily comprised of time deposits and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities include securities backed by auto loans, credit card receivables, mortgage loans and other receivables and are rated AAA/Aaa. The years of issuance of our asset-backed securities fall in the 2006 to 2012 range.

We utilize various inputs to determine the fair value of our investment portfolio. To the extent they exist, unadjusted quoted market prices for identical assets in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in our portfolio. In the absence of quoted prices or liquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to timing and amounts of cash flows, discount rates, rate of return, and adjustments for nonperformance and liquidity. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on our results of operations and financial condition. See Note 6 to our unaudited condensed consolidated financial statements for additional information related to our security valuation methodologies.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment. As of September 30, 2012, our goodwill balance was $301.4 million.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended September 30:

(Dollars in thousands)

		% of		% of	Increase / (Decrease)
	2012	Revenues	2011	Revenues	$	%
Revenues	$1,891,688	100.0	$1,600,954	100.0	$290,734	18.2
Cost of revenues (1)	1,111,898	58.8	924,886	57.8	187,012	20.2
Selling, general and administrative expenses(2)	384,951	20.3	353,161	22.1	31,790	9.0
Depreciation and amortization expense	39,453	2.1	29,905	1.9	9,548	31.9

Income from operations	355,386	18.8	293,002	18.3	62,384	21.3
Other income (expense), net	8,997		(5,038)		14,035	—
Provision for income taxes	87,482		60,845		26,637	43.8

Net income	$276,901	14.6	$227,119	14.2	$49,782	21.9

(1)	Includes stock-based compensation expense of $3,889 in 2012 and $3,990 in 2011 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $18,372 in 2012 and $20,510 in 2011 and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the three months ended September 30:

(Dollars in thousands)

		% of		% of
	2012	Revenues	2011	Revenues
Income from operations, as reported	$355,386	18.8	$293,002	18.3
Add: stock-based compensation expense	22,261	1.2	24,500	1.5

Non-GAAP income from operations, excluding stock-based compensation expense	$377,647	20.0	$317,502	19.8

Revenue. Revenue increased 18.2%, or approximately $290.7 million, from approximately $1,601.0 million during the three months ended September 30, 2011 to approximately $1,891.7 million during the three months ended September 30, 2012. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary development projects, and continued penetration in the Europe, Asia Pacific, the Middle East and Latin America markets. Revenue from customers existing as of September 30, 2011 increased by approximately $220.1 million and revenue from new customers added since September 30, 2011 was approximately $70.6 million or approximately 24.3% of the period over period revenue increase and 3.7% of total revenues for the three months ended September 30, 2012. In addition, revenue from our North American and European customers for the three months ended September 30, 2012 increased by $254.0 million and $12.0 million, respectively, over the comparable 2011 quarter. We had approximately 821 active clients as of September 30, 2012 as compared to 777 active clients as of September 30, 2011. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Manufacturing/Retail/Logistics business segments accounted for approximately $132.7 million and $86.5 million, respectively, of the approximately $290.7 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 18.4% and 17.9%, respectively, compared to the three months ended September 30, 2011 and represented approximately 51.2% and 48.8%, respectively, of total revenues for the three months ended September 30, 2012. No customer accounted for sales in excess of 10% of revenues during the three months ended September 30, 2012 and 2011.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 20.2%, or approximately $187.0 million, from approximately $924.9 million during the three months ended September 30, 2011 to approximately $1,111.9 million during the three months ended September 30, 2012. The increase was due primarily to an increase in compensation and benefits costs of approximately $159.3 million, resulting from the increase in the number of our technical personnel, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 10.8%, or approximately $41.3 million, from approximately $383.1 million during the three months ended September 30, 2011 to approximately $424.4 million during the three months ended September 30, 2012, and decreased as a percentage of revenue from 23.9% to 22.4%. The decrease as a percentage of revenue was due primarily to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, and economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, partially offset by investments to grow our business and expenses related to the expansion of our infrastructure to support our revenue growth.

Income from Operations. Income from operations increased 21.3%, or approximately $62.4 million, from approximately $293.0 million during the three months ended September 30, 2011 to approximately $355.4 million during the three months ended September 30, 2012, representing operating margins of 18.8% of revenues in 2012 and 18.3% of revenues in 2011. The increase in operating margin was primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, and economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, partially offset by continued investments to grow our business. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 495 basis points or 4.95 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 24 basis points or 0.24 percentage points. Excluding stock-based compensation expense of $22.3 million and $24.5 million for the three months ended September 30, 2012 and September 30, 2011, respectively, operating margins for the three month periods ended September 30, 2012 and 2011 were 20.0% and 19.8%, respectively.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended September 30, 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 162 basis points or 1.62 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended September 30:

(Dollars in thousands)

	2012	2011	Increase/ (Decrease)
Foreign currency exchange gains (losses)	$8,697	$(32,534)	$41,231
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(12,535)	16,437	(28,972)

Net foreign currency exchange (losses)	(3,838)	(16,097)	12,259
Interest income	12,041	9,970	2,071
Other, net	794	1,089	(295)

Total other income (expense), net	$8,997	$(5,038)	$14,035

The foreign currency exchange gains of approximately $8.7 million were primarily attributed to the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $12.5 million of losses on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of September 30, 2012, the notional value of these undesignated hedges was $202.6 million. The increase in interest income of $2.1 million was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $60.8 million during the three months ended September 30, 2011 to approximately $87.5 million during the three months ended September 30, 2012. The effective income tax rate increased from 21.1% for the three months ended September 30, 2011 to 24.0% for the three months ended September 30, 2012. The increase in our effective income tax rate was primarily attributed to lower taxes in India in 2011 due to losses on our foreign currency exchange contracts as well as the scheduled reduction in 2012 of certain income tax holiday benefits in India.

Net Income. Net income increased from approximately $227.1 million for the three months ended September 30, 2011 to approximately $276.9 million for the three months ended September 30, 2012, representing 14.2% and 14.6% of revenues, respectively.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth, for the periods indicated, certain financial data expressed for the nine months ended September 30:

(Dollars in thousands)

		% of		% of	Increase / (Decrease)
	2012	Revenues	2011	Revenues	$	%
Revenues	$5,398,257	100.0	$4,457,449	100.0	$940,808	21.1
Cost of revenues (1)	3,127,307	57.9	2,567,933	57.6	559,374	21.8
Selling, general and administrative expenses(2)	1,155,900	21.4	976,209	21.9	179,691	18.4
Depreciation and amortization expense	109,807	2.0	84,982	1.9	24,825	29.2

Income from operations	1,005,243	18.6	828,325	18.6	176,918	21.4
Other income (expense), net	16,509		17,744		(1,235)	(7.0)
Provision for income taxes	249,268		202,578		46,690	23.0

Net income	$772,484	14.3	$643,491	14.4	$128,993	20.0

(1)	Includes stock-based compensation expense of $12,653 in 2012 and $11,139 in 2011 and is exclusive of depreciation and amortization expense.
(2)	Includes stock-based compensation expense of $67,258 in 2012 and $53,105 in 2011 and is exclusive of depreciation and amortization expense.

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

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the nine months ended September 30:

(Dollars in thousands)

	2012	% of Revenues	2011	% of Revenues
Income from operations, as reported	$1,005,243	18.6	$828,325	18.6
Add: stock-based compensation expense	79,911	1.5	64,244	1.4

Non-GAAP income from operations, excluding stock-based compensation expense	$1,085,154	20.1	$892,569	20.0

Revenue. Revenue increased by 21.1%, or approximately $940.8 million, from approximately $4,457.4 million during the nine months ended September 30, 2011 to approximately $5,398.3 million during the nine months ended September 30, 2012. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary development projects and continued penetration in the Europe, Asia Pacific, the Middle East and Latin America markets. Revenue from customers existing as of September 30, 2011 increased by approximately $821.3 million and revenue from new customers added since September 30, 2011 was approximately $119.5 million or approximately 12.7% of the period over period revenue increase and approximately 2.2% of total revenues for the nine months ended September 30, 2012. In addition, revenue from North American and European customers for the nine months ended September 30, 2012 increased by $824.7 million and $46.0 million, respectively, over the comparable 2011 period. We had approximately 821 active clients as of September 30, 2012 as compared to 777 active clients as of September 30, 2011. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $381.6 million and $269.6 million, respectively, of the approximately $940.8 million increase in revenue. Additionally, our IT consulting and technology services and IT outsourcing revenues increased by approximately 22.4% and 19.8%, respectively, compared to the nine months ended September 30, 2011 and represented approximately 51.4% and 48.6%, respectively, of total revenues for the nine months ended September 30, 2012. No customer accounted for sales in excess of 10% of revenues during the nine months ended September 30, 2012 and 2011.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 21.8%, or approximately $559.4 million, from approximately $2,567.9 million during the nine months ended September 30, 2011 to approximately $3,127.3 million during the nine months ended September 30, 2012. The increase was due primarily to an increase in compensation and benefits costs of approximately $510.8 million resulting primarily from the increase in the number of our technical personnel, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 19.3%, or approximately $204.5 million, from approximately $1,061.2 million during the nine months ended September 30, 2011 to approximately $1,265.7 million during the nine months ended September 30, 2012, and decreased as a percentage of revenue from 23.8% to 23.4%. The decrease as a percentage of revenue was due primarily to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, and economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, partially offset by investments to grow our business and expenses related to the expansion of our infrastructure to support our revenue growth.

Income from Operations. Income from operations increased 21.4%, or approximately $176.9 million, from approximately $828.3 million during the nine months ended September 30, 2011 to approximately $1,005.2 million during the nine months ended September 30, 2012, representing operating margins of 18.6% of revenues in the 2012 and 2011 periods. The operating margin was affected by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, and economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, offset by continued investments to grow our business. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 429 basis points or 4.29 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 25 basis points or 0.25 percentage points. Excluding stock-based compensation expense of $79.9 million and $64.2 million for the nine months ended September 30, 2012 and September 30, 2011, respectively, operating margins for the nine month periods ended September 30, 2012 and September 30, 2011 were 20.1% and 20.0% of revenues, respectively.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 127 basis points or 1.27 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the nine months ended September 30:

(Dollars in thousands)

	2012	2011	Increase/ (Decrease)
Foreign currency exchange (losses)	$(6,004)	$(19,510)	$13,506
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(12,271)	6,922	(19,193)

Net foreign currency exchange (losses)	(18,275)	(12,588)	(5,687)
Interest income	33,097	28,381	4,716
Other, net	1,687	1,951	(264)

Total other income (expense), net	$16,509	$17,744	$(1,235)

The foreign currency exchange losses of approximately $6.0 million were primarily attributed to the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $12.3 million of losses on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of September 30, 2012, the notional value of these undesignated hedges was $202.6 million. The increase in interest income of $4.7 was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $202.6 million during the nine months ended September 30, 2011 to approximately $249.3 million during the nine months ended September 30, 2012. The effective income tax rate of 23.9% for the nine months ended September 30, 2011 increased to 24.4% for the nine months ended September 30, 2012. The increase in our effective income tax rate was primarily attributed to lower taxes in India in 2011 due to losses on our foreign currency exchange contracts as well as the scheduled reduction in 2012 of certain income tax holiday benefits in India.

Net Income. Net income increased from approximately $643.5 million for the nine months ended September 30, 2011 to approximately $772.5 million for the nine months ended September 30, 2012, representing 14.4% and 14.3% of revenues, respectively.

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

As of September 30, 2012, we had 821 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended September 30, 2012 and 2011. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services would require an extended transition period with gradually declining revenues.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended September 30, 2012 and 2011 are as follows:

(Dollars in thousands)

			Increase
	2012	2011	$	%
Revenues:
Financial Services	$788,439	$655,761	$132,678	20.2
Healthcare	483,109	429,798	53,311	12.4
Manufacturing/Retail/Logistics	396,557	310,056	86,501	27.9
Other	223,583	205,339	18,244	8.9

Total revenue	$1,891,688	$1,600,954	$290,734	18.2

Segment Operating Profit:
Financial Services	$263,866	$222,165	$41,701	18.8
Healthcare	171,365	171,261	104	0.1
Manufacturing/Retail/Logistics	140,142	112,960	27,182	24.1
Other	77,156	66,753	10,403	15.6

Total segment operating profit	$652,529	$573,139	$79,390	13.9

Financial Services Segment

Revenue. Revenue increased by 20.2%, or approximately $132.7 million, from approximately $655.8 million during the three months ended September 30, 2011 to approximately $788.4 million during the three months ended September 30, 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2011 and customers added since September 30, 2011 was approximately $116.1 million and approximately $16.6 million, respectively. Within the segment, for the three months ended September 30, 2012, revenue from our insurance and banking customers increased approximately $72.3 million and $60.4 million, respectively. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. We expect that cost pressures within the banking industry may constrain spending growth on discretionary services for the remainder of the year for certain of our banking customers.

Segment Operating Profit. Segment operating profit increased 18.8%, or approximately $41.7 million, from approximately $222.2 million during the three months ended September 30, 2011 to approximately $263.9 million during the three months ended September 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth and continued investment in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 12.4%, or approximately $53.3 million, from approximately $429.8 million during the three months ended September 30, 2011 to approximately $483.1 million during the three months ended September 30, 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2011 and customers added since September 30, 2011 was approximately $43.9 million and approximately $9.4 million, respectively. Within the segment, growth was stronger among our healthcare customers, where revenue during the three months ended September 30, 2012 increased by approximately $36.6 million. Revenue during the three months ended September 30, 2012 increased by approximately $16.7 million for our life sciences customers. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. We expect revenue from certain of our life sciences customers to be impacted by cyclical changes in this sector which are driving softness in discretionary spending.

Segment Operating Profit. Segment operating profit increased 0.1%, or approximately $0.1 million, from approximately $171.3 million during the three months ended September 30, 2011 to approximately $171.4 million during the three months ended September 30, 2012. The segment operating profit was impacted by increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth and continued investment in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 27.9%, or approximately $86.5 million, from approximately $310.1 million during the three months ended September 30, 2011 to approximately $396.6 million during the three months ended September 30, 2012. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2011 and customers added since September 30, 2011 was approximately $53.0 million and approximately $33.5 million, respectively. Within the segment, growth was particularly strong among our retail and hospitality customers, where revenue during the three months ended September 30, 2012 increased by approximately $62.2 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 24.1%, or approximately $27.2 million, from approximately $113.0 million during the three months ended September 30, 2011 to approximately $140.1 million during the three months ended September 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth and continued investment in sales and marketing.

Other Segment

Revenue. Revenue increased 8.9%, or approximately $18.2 million, from approximately $205.3 million during the three months ended September 30, 2011 to approximately $223.6 million during the three months ended September 30, 2012. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2011 and customers added since September 30, 2011 was approximately $7.2 million and approximately $11.0 million, respectively. The increase in revenue can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. Within the Other segment, growth was below the company average across all operating segments within Other, which includes information, media and entertainment services, communications and high technology.

Segment Operating Profit. Segment operating profit increased 15.6%, or approximately $10.4 million, from approximately $66.8 million during the three months ended September 30, 2011 to approximately $77.2 million during the three months ended September 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the nine months ended September 30, 2012 and 2011 are as follows:

(Dollars in thousands)

			Increase
	2012	2011	$	%
Revenues:
Financial Services	$2,220,048	$1,838,426	$381,622	20.8
Healthcare	1,434,808	1,165,201	269,607	23.1
Manufacturing/Retail/Logistics	1,089,962	878,767	211,195	24.0
Other	653,439	575,055	78,384	13.6

Total revenue	$5,398,257	$4,457,449	$940,808	21.1

Segment Operating Profit:
Financial Services	$752,550	$620,660	$131,890	21.2
Healthcare	543,215	436,873	106,342	24.3
Manufacturing/Retail/Logistics	394,053	321,482	72,571	22.6
Other	219,036	182,122	36,914	20.3

Total segment operating profit	$1,908,854	$1,561,137	$347,717	22.3

Financial Services Segment

Revenue. Revenue increased by 20.8%, or approximately $381.6 million, from approximately $1,838.4 million during the nine months ended September 30, 2011 to approximately $2,220.0 million during the nine months ended September 30, 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2011 and customers added since September 30, 2011 was approximately $351.7 million and approximately $29.9 million, respectively. Within the segment, for the nine months ended September 30, 2012, revenue from our banking and insurance customers increased approximately $183.3 million and $198.3 million, respectively. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. We expect cost pressures within the banking industry may constrain spending growth on discretionary services for the remainder of the year for certain of our banking customers.

Segment Operating Profit. Segment operating profit increased 21.2%, or approximately $131.9 million, from approximately $620.7 million during the nine months ended September 30, 2011 to approximately $752.6 million during the nine months ended September 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues during the 2012 period.

Healthcare Segment

Revenue. Revenue increased by 23.1%, or approximately $269.6 million, from approximately $1,165.2 million during the nine months ended September 30, 2011 to approximately $1,434.8 million during the nine months ended September 30, 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2011 and customers added since September 30, 2011 was approximately $250.6 million and approximately $19.0 million, respectively. Within the segment, growth was stronger among our healthcare customers, where revenue during the nine months ended September 30, 2012 increased by approximately $196.7 million. Revenue during the nine months ended September 30, 2012 increased by approximately $72.9 million for our life sciences customers. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. We expect revenue from certain of our life sciences customers to be impacted by cyclical changes in this sector which are driving softness in discretionary spending.

Segment Operating Profit. Segment operating profit increased 24.3%, or approximately $106.3 million, from approximately $436.9 million during the nine months ended September 30, 2011 to approximately $543.2 million during the nine months ended September 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 24.0%, or approximately $211.2 million, from approximately $878.8 million during the nine months ended September 30, 2011 to approximately $1,090.0 million during the nine months ended September 30, 2012. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2011 and customers added since September 30, 2011 was approximately $163.4 million and approximately $47.8 million, respectively. Within the segment, growth was particularly strong among our retail and hospitality customers, where revenue during the nine months ended September 30, 2012 increased by approximately $166.7 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects.

Segment Operating Profit. Segment operating profit increased 22.6%, or approximately $72.6 million, from approximately $321.5 million during the nine months ended September 30, 2011 to approximately $394.1 million during the nine months ended September 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth and continued investment in sales and marketing.

Other Segment

Revenue. Revenue increased 13.6%, or approximately $78.4 million, from approximately $575.0 million during the nine months ended September 30, 2011 to approximately $653.4 million during the nine months ended September 30, 2012. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2011 and customers added since September 30, 2011 was approximately $55.6 million and approximately $22.8 million, respectively. The increase in revenue can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary development projects. Within the Other segment, growth was below the company average across all operating segments within Other, which includes information, media and entertainment services, communications and high technology.

Segment Operating Profit. Segment operating profit increased 20.3%, or approximately $36.9 million, from approximately $182.1 million during the nine months ended September 30, 2011 to approximately $219.0 million during the nine months ended September 30, 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth.

Liquidity and Capital Resources

At September 30, 2012, we had cash, cash equivalents and short-term investments of $2,631.7 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers; continued development of new service lines; possible acquisitions of related businesses; formation of joint ventures; stock repurchases; and general corporate purposes, including working capital. As of September 30, 2012, we had no third party debt and had working capital of approximately $3,265.9 million, including short-term investments of $1,307.0 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $810.7 million during the nine months ended September 30, 2012 as compared to approximately $590.1 million during the nine months ended September 30, 2011. The increase was primarily attributed to an increase in net income and more efficient deployment of working capital during the 2012 period as compared to the nine months ended September 30, 2011. Trade accounts receivable increased from approximately $1,179.0 million at December 31, 2011 to approximately $1,363.5 million at September 30, 2012. Unbilled accounts receivable increased from approximately $139.6 million at December 31, 2011 to approximately $213.7 million at September 30, 2012. The increase in trade accounts receivable and unbilled receivables as of September 30, 2012 as compared to December 31, 2011 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At September 30, 2012, our days sales outstanding, including unbilled receivables, was approximately 77 days as compared to 73 days at December 31, 2011 and 73 days as of September 30, 2011.

Our investing activities used net cash of approximately $429.3 million during the nine months ended September 30, 2012 as compared to approximately $677.0 million during the nine months ended September 30, 2011. The decrease in net cash used in investing activities primarily related to a decrease in net investment purchases during the nine months ended September 30, 2012.

Our financing activities used net cash of approximately $367.1 million during the nine months ended September 30, 2012 as compared to approximately $276.7 million during the nine months ended September 30, 2011. The increase in net cash used by financing activities primarily related to increased repurchases of common stock under our share repurchase program during the nine months ended September 30, 2012 as compared to the 2011 period partially offset by an increase in issuances of common stock under our stock-based compensation plans.

As of September 30, 2012, $1,633.3 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. However, other than amounts representing pre-2002 undistributed Indian earnings for which we have already accrued U.S. taxes, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations.

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

Commitments and Contingencies

As of September 30, 2012, we had outstanding fixed capital commitments of approximately $253.8 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 79.7% of our revenues for the nine months ended September 30, 2012 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 30.8% of our global operating costs for the nine months ended September 30, 2012, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the nine months ended September 30, 2012, we reported foreign currency exchange losses, exclusive of gains on foreign exchange forward contracts not designated as hedging instruments, of approximately $6.0 million, which were primarily attributed to the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies in our foreign subsidiaries, primarily the Indian rupee.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three and nine months ended September 30, 2012, we reported losses of $30.6 million and $68.8 million, respectively, on contracts that settled during these periods. As of September 30, 2012, we have outstanding contracts with a notional value of $324.8 million and weighted average forward rate of 49.7 rupees to the U.S. dollar scheduled to mature in 2012, outstanding contracts with a notional value of $1,253.0 million and a weighted average forward rate of 51.0 rupees to the U.S. dollar scheduled to mature in 2013, outstanding contracts with a notional value of $1,200.0 million and a weighted average forward rate of 54.1 rupees to the U.S. dollar scheduled to mature in 2014, outstanding contracts with a notional value of $780.0 million and a weighted average forward rate of 57.5 rupees to the U.S. dollar scheduled to mature in 2015 and outstanding contracts with a notional value of $120.0 million and a weighted average forward rate of 65.2 rupees to the U.S. dollar scheduled to mature in 2016.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2012 and 2013 which are primarily used to hedge our Indian rupee denominated net monetary assets. At September 30, 2012, the notional value of the outstanding contracts was $202.6 million and the related fair value was a net liability of $9.8 million. During the three and nine months ended September 30, 2012, inclusive of losses of $12.5 million and $12.3 million, respectively on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $3.8 million and $18.3 million, respectively.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of September 30, 2012 the notional value of these contracts was $3,677.8 million and such contracts are scheduled to mature each month during 2012, 2013, 2014, 2015 and 2016. At September 30, 2012, the net unrealized loss on our outstanding foreign exchange forward contracts designated as cash flow hedges was $236.9 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2012, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $317.4 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2012 and 2013 which are primarily used to hedge our Indian rupee denominated net monetary assets. At September 30, 2012, the notional value of the outstanding contracts was $202.6 million and the related fair value was a net liability of $9.8 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2012, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $20.7 million.

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2012 and 2011 that would have affected our liquidity or the availability of or requirements for capital resources.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash, cash equivalents and short-term investments. As of September 30, 2012, we had approximately $2,631.7 million of cash, cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of September 30, 2012, our short-term investments totaled $1,307.0 million. Our investment portfolio is primarily comprised of time deposits and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities and asset-backed securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2012. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first nine months of 2012, approximately 79.7% of our revenues were attributable to the North American region, 16.1% were attributable to the European region, and 4.2% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 20.3% of our revenues for the nine months ended September 30, 2012. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Hostilities involving the United States and acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, the attacks of November 26, 2008 and July 13, 2011 in Mumbai, India, and the continuing conflict in the Middle East and Afghanistan, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to provide services to our customers. Such events may cause customers to delay their decisions on spending for information technology, consulting, and business and knowledge process outsourcing services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients, which could affect our financial results. By disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to some or all of our clients. As noted above, the majority of our technical professionals are located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.

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

Existing and future legislative and administrative/ regulatory policies restricting the performance of business process services from an offshore location in jurisdictions in Europe, the Asia Pacific, or any other region in which we have clients could also have a material adverse effect on our business, results of operations and financial condition. For example, legislation enacted in the United Kingdom, based on the 1977 EC Acquired Rights Directive, has been adopted in some form by many European Union, or EU, countries, and provides that if a company outsources all or part of its business to a service provider or changes its current service provider, the affected employees of the company or of the previous service provider are entitled to become employees of the new service provider, generally on the same terms and conditions as their original employment. In addition, dismissals of employees who were employed by the company or the previous service provider immediately prior to that transfer are automatically considered unfair dismissals that entitle such employees to compensation. As a result, to avoid unfair dismissal claims, we may have to offer, and become liable for, voluntary redundancy payments to the employees of our clients who outsource business to us in the United Kingdom and other EU countries that have adopted similar laws. These types of policies may materially affect our ability to obtain new business from companies in the United Kingdom and EU and to provide outsourced services to companies in the United Kingdom and EU in a cost-effective manner.

Our growth may be hindered by immigration restrictions.

Our future success continues to depend on our ability to attract and retain employees with technical and project management skills from developing countries, especially India. The ability of foreign nationals to work in the United States and Europe depends on their ability and our ability to obtain the necessary visas and work permits.

The H-1B visa classification enables United States employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. CIS announced on June 12, 2012 that the agency had reached its general cap of 65,000 H-1B visas, and on October 19, 2011 that the agency had reached its advanced degree cap of 20,000 H-1B visas for the fiscal year (FY) 2013. We will begin filing H-1B petitions with CIS against the FY 2014 caps beginning April 1, 2013 for work in H-1B status beginning on October 1, 2013. As part of our advanced planning process, we believe that we have a sufficient number of employees who are work permit-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program, like us, face additional/higher legal and regulatory standards, and are often subject to investigations by the Wage and Hour Division of the United States Department of Labor (DOL) and unannounced random site inspections by CIS’s parent agency, the United States Department of Homeland Security (DHS). A finding by DOL, DHS, and/ or another governmental agency of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/ or a ban on future use of the H-1B program and/ or other immigration benefits.

We also regularly transfer foreign professionals to the United States to work, including work on projects at client sites, using the L-1 visa classification. Companies abroad are allowed to transfer certain managers and executives through the L-1A visa, and employees with specialized company knowledge through the L-1B visa to related United States companies, such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L” petition, under which the corporate relationships of our transferring and receiving entities have been pre-approved by CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing a pre-approval process through CIS in the United States. In recent years, both the United States consular posts in India that review initial L-1 applications and CIS, which adjudicates individual petitions for initial grants and extensions of L-1 visa status, have become increasingly restrictive with respect to this category, particularly the L-1B “specialized knowledge” standard. As a result, the rate of refusals of initial individual L-1 petitions and extensions for Indian nationals has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed or prevented visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

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

We do not place L-1B workers at third party sites where they are under the primary supervision of a different employer, nor do we place L-1B workers at third party sites in an arrangement to provide labor for the third party without providing a service involving our workers’ specialized knowledge. Since implementation of the L-1 Visa Reform Act, we consistently have established this fact to CIS’s satisfaction. However, if CIS and/ or the United States Department of State, through its visa-issuing consular posts abroad, decide to interpret these provisions in a very restrictive fashion, this could impair our ability to effectively staff our projects in the United States with personnel from abroad. New guidance governing these and related statutory provisions from CIS is expected in the future, and if such guidance is restrictive in nature, our ability to staff our projects in the United States with personnel from abroad will be impaired.

We also process immigrant visas for lawful permanent residence (Green Cards) in the United States for employees to fill positions for which there are an insufficient number of able, willing, and qualified United States workers available to fill the positions. Compliance with existing United States immigration and labor laws, changes in those laws, and/ or increase in governmental scrutiny, making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor and/ or other costs and expenses, and/ or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

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

Approximately 79.7% of our revenues during the nine months ended September 30, 2012 were derived from customers located in North America. In the same period, approximately 16.1% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the nine months ended September 30, 2012, we earned approximately 41.1% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the nine months ended September 30, 2012, we reported an operating margin of 18.6%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

Our ability to remain competitive will also depend on our ability to design and implement, in a timely and cost-effective manner, solutions for customers that both leverage their legacy systems and appropriately utilize newer technologies such as cloud-based services, Web 2.0 models, and software-as-a-service. Our failure to design and implement solutions in a timely and cost-effective manner could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five and top ten customers generated approximately 14.2% and 25.2%, respectively, of our revenues for the nine months ended September 30, 2012. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 32.8% of our revenues for the nine months ended September 30, 2012. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

We are dependent on information technology networks and systems to process, transmit and securely store electronic information and to communicate among our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information or data, including personal data. In addition, many of our engagements involve projects that are critical to the operations of our customers’ businesses and provide benefits that are difficult to quantify. The theft and/or unauthorized use or publication of our, or our clients’, confidential information or other proprietary business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our services. Any failure in the networks or computer systems used by us or our customers could result in a claim for substantial damages against us and significant reputational harm, regardless of our responsibility for the failure. Although we attempt to limit by contract our liability for damages arising from negligent acts, errors, mistakes or omissions in rendering our services, we cannot assure you that any such damages are subject to a contractual limitation or that any such contractual limitations on liability will be enforceable or will otherwise protect us from liability for damages.

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

Our future success will depend, in part, on our ability to protect our proprietary methodologies and other valuable intellectual property. We presently hold no patents or registered copyrights, however, we have filed patent applications and we intend to file additional patent applications. There is no guarantee that any patents will be granted in the United States or in any other country we may seek protection or that they will serve as a barrier from competition from other organizations. Additionally, the protection afforded by international patent laws as well as the enforcement actions differ from country to country. There is no guarantee that we will be able to maintain adequate protection or enforcement of our intellectual property rights.

We also rely upon a combination of copyright and trade secret laws, non-disclosure and related contractual arrangements, and other security measures to protect our intellectual property rights. Existing laws of some countries in which we provide services or solutions, such as China, might offer only limited protection of our intellectual property rights. India is a member of the Berne Convention, and has agreed to recognize protections on copyrights conferred under the laws of foreign countries, including the laws of the United States. We believe that laws, rules, regulations and treaties in effect in the United States, India and other countries in which we operate are adequate to protect us from misappropriation or unauthorized use of our intellectual property. However, there can be no assurance that these laws will not change in ways that may prevent or restrict the transfer of software components, libraries and toolsets and other technology or data we use in the performance of our services among the countries in which we operate and provide services. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of any of our intellectual property, or that we will be able to detect unauthorized use and take appropriate steps to enforce our rights. Enforcing our rights might also require considerable time, money and oversight.

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

Our ability to enforce our software license agreements, service agreements, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. To the extent that we seek to enforce our rights, we could be subject to claims that an intellectual property right is invalid, otherwise not enforceable, or is licensed to the party against whom we are pursuing a claim. In addition, our assertion of intellectual property rights may result in the other party seeking to assert alleged intellectual property rights or assert other claims against us, which could harm our business. If we are not successful in defending such claims in litigation, we may not be able to sell or license a particular service or solution due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. In addition, governments may adopt regulations, or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

Our services or solutions could infringe upon the intellectual property rights of others and we may be subject to claims of infringement of third-party intellectual property rights.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of others. Third parties may assert against us or our customers claims alleging infringement of patent, copyright, trademark, or other intellectual property rights to technologies or services that are important to our business. Infringement claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In our contracts, we generally agree to indemnify our clients for certain expenses or liabilities resulting from potential infringement of the intellectual property rights of third parties. In some instances, the amount of our liability under these indemnities could be substantial. Any claims that our products, services or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, may result in significant costs in defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. In addition, as a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

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

The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our offering of affected items or services, our revenue could be affected. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.

We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents and other intellectual property rights for software products and methods, technological solutions, and processes. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the primary purpose of asserting such claims against other companies. The risk of infringement claims against us may also increase as we continue to develop and license our intellectual property to our clients and other third parties. Any infringement claim or litigation against us could have a material adverse effect on our business, results of operations and financial condition.

We might lose our ability to utilize the intellectual property of others, which could harm our business.

We could lose our ability, or be unable to secure the right, to utilize the intellectual property of others. Third-party suppliers of software, hardware or other intellectual property assets could be unwilling to permit us to use their intellectual property and this could impede or disrupt use of their products or services by us and our clients. If our ability to provide services and solutions to our clients is impaired as a result of any such denial, our operating results could be adversely affected.

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

Issuer Purchases of Equity Securities

From December 2010 through September 2012, our Board of Directors authorized $1.0 billion in funds for repurchases of Cognizant’s outstanding shares of Class A common stock, excluding fees and expenses. The program authorizes management to repurchase shares in the open market or in private transactions from time to time, depending on market conditions and expires on December 31, 2013.

During the three months ended September 30, 2012, we repurchased $59.0 million of our Class A common stock under our stock repurchase program. The remaining authorized balance as of September 30, 2012 was $159.6 million. Stock repurchases were funded from working capital.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
July 1, 2012 – July 31, 2012	719,446	55.44	719,446	$178,707
August 1, 2012 – August 31, 2012	227,972	55.94	227,972	$165,955
September 1, 2012 – September 30, 2012	100,000	63.71	100,000	$159,584

Total	1,047,418	56.33	1,047,418

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: November 8, 2012	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Karen McLoughlin
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