Form 10-K
period 2012-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2013-02-26
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 29, 2012, based on $60.00 per share, the last reported sale price on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC on that date, was $17,868,732,060

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 19, 2013 was 301,781,902 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.	Business

Overview

We are a leading provider of information technology (IT), consulting and business process outsourcing services, dedicated to helping the world’s leading companies build stronger businesses. Our clients engage us to help them build more efficient operations, provide solutions to critical business and technology problems, and to help them drive technology-based innovation and growth. Our core competencies include: Business, Process, Operations and IT Consulting, Application Development and Systems Integration, Enterprise Information Management, or EIM, Application Testing, Application Maintenance, IT Infrastructure Services, or IT IS, and Business and Knowledge Process Outsourcing, or BPO and KPO. We tailor our services to specific industries and utilize an integrated global delivery model. This seamless global sourcing model combines client service teams based on-site at the client locations with delivery teams located at dedicated near-shore and offshore global delivery centers that are located primarily in India, China, the United States, Canada, Argentina, Brazil, Hungary, France and the Philippines.

Industry Background

In today’s complex business environment, many companies face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in the economy, government regulations, globalization, virtualization and other technology innovations. At the same time, companies must evaluate the effect of emerging technologies such as social networks, mobile devices, advanced analytics and cloud computing, or SMAC, on their business operations. These technologies represent a new IT stack that will profoundly change the way companies relate to their customers, engage with employees, and bring innovative products and services to market. In response to these challenges, many companies are focused on improving efficiencies, enhancing effectiveness and driving innovation through technology to favorably impact both the bottom-line and the top-line. Companies need to build agility into both the cost and revenue sides of their models. In this context, they increasingly view the global sourcing model as a key to their efforts to operate more cost-effectively and productively. Separately, to confront secular industry shifts, changing demographics and new technologies, companies are looking to innovate and build new and different capabilities with emerging technologies to ensure their business models stay relevant.

Companies increasingly seek to meet the dual mandate of more efficient and effective operations, including cost reduction, along with technology-based innovation and business transformation in a comprehensive, integrated manner. Achieving these objectives presents major challenges and requires companies to have highly skilled professionals trained in many diverse and new technologies and specialized industries. Increasingly, companies are relying on service providers, like us, operating with global delivery models, to help them meet these ever-changing objectives.

Global demand for high quality, lower cost technology services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of and address the challenges in using a global talent pool. The effective use of personnel from across the globe can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in industry-specific solutions, processes and technologies. Certain countries, particularly India, the Philippines, Singapore and China, have large talent pools of highly qualified technical professionals who can provide high quality IT and business and knowledge process outsourcing services at a lower cost. India is a leader in IT services and is regarded as having one of the largest and highest quality pools of talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing and systems integration, technology consulting and infrastructure management.

The Cognizant Approach

Our solutions are built on a global network of delivery centers, deep domain expertise and a robust portfolio of services.

Global Delivery Model. Our geographic reach extends across the globe, with more than 50 delivery centers in 14 countries. We have a four-tiered global architecture for service delivery and operations, consisting of employees co-located at clients’ sites, local or in-country delivery centers, regional delivery centers and global delivery centers. We are continuously expanding global delivery capacity in our centers in India, China and the Philippines. We have added more regional delivery in Europe (for example, in Hungary) and in-country delivery centers in the United States and Europe (for example, in Minot, North Dakota, Des Moines, Iowa and Grenoble, France) and have increased our presence throughout the world. We also use our proprietary Cognizant 2.0 knowledge-sharing and project-management platform to unite all of our operations around the globe, access capabilities across the company, and streamline workflow. Our extensive facilities, technology and communications infrastructure facilitate the seamless integration of our global workforces.

Domain Expertise. Our business is organized and managed primarily around our four industry-oriented business segments:

•	Financial Services;

•	Healthcare;

•	Manufacturing, Retail and Logistics; and

•	Other, which includes Communications, Information, Media and Entertainment, and High Technology.

This industry focus has been central to our revenue growth and high client satisfaction. As the IT services industry continues to mature, clients are looking for service providers who understand their businesses, industry initiatives, customers, markets and cultures, and can create solutions tailored to meet their individual business needs. To strengthen our industry practices, we hire professionals who are deeply experienced in the industries we serve, thus establishing a broad base of business analysts and consultants. We continually invest in industry training for our staff and build out industry-specific services and solutions. This approach is central to our high levels of on-time delivery and client satisfaction, as we understand the full context of our clients’ challenges and have deep experience in addressing them.

Portfolio of Services. We offer a broad range of services designed to help clients address business challenges and enhance their ability to pursue growth opportunities. Our key service areas, Consulting and Technology Services and Outsourcing Services, are delivered to our clients across our four business segments in a standardized, high-quality manner through our global delivery model. We continually invest in the expansion of our service portfolio to anticipate and meet clients’ evolving needs. In recent years, in addition to our traditional offerings, we have begun to provide services that enable clients to harness emerging SMAC technologies. Our current service areas include:

•	Consulting and Technology Services

•	Business, Process, Operations and IT Consulting

•	Application Development and Systems Integration

•	Application Testing

•	Outsourcing Services

•	Application Maintenance

•	IT Infrastructure Services

•	Business and Knowledge Process Outsourcing

Business Segments

We are organized around our four industry-oriented business segments, and we report the operations of our business as follows:

Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other
Banking Insurance	Healthcare Life Sciences	Manufacturing and Logistics Retail, Travel and Hospitality Consumer Goods	Communications Information, Media and Entertainment High Technology

Financial Services

Our Financial Services business segment serves leading financial institutions throughout the world. Our clients include banks, investment firms and insurance companies. In 2012, this segment represented approximately 41.3% of our total revenues. Revenues from our Financial Services business segment were $3,035.4 million, $2,518.4 million, and $1,944.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. This business segment provides services to our customers operating in the following industries:

•

Banking. We focus on serving traditional retail and commercial banks, diversified financial enterprises, broker-dealers, asset management firms, depositories, clearing organizations and exchanges. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: Retail Banking, Wholesale Banking, Consumer Lending, Cards and Payments, Risk Management, Investment Banking and Brokerage, Asset and Wealth Management, and Securities Services.

The demand for our services in the banking sector is being driven by several significant changes in the industry. In response to the global economic crisis, central banks and government bodies have adopted policies designed to maintain low interest rates, raise capital requirements, impose new regulations, and institute risk-mitigation measures, such as restricting proprietary trading. Such actions have the effect of curtailing some revenue sources and increasing compliance costs for most financial institutions. In addition, financial institutions must consider adopting new technologies, such as SMAC, which will impact the way they interface with customers and employees, and how they manage their operations. We help our customers adapt to these changes by providing technology-based industry-specific solutions. In addition to Application Development and Maintenance, the services increasingly in demand in this sector include EIM, Testing, Customer Relationship Management, or CRM, Enterprise Resource Planning, or ERP, BPO, IT IS, and Business and Technology Consulting.

•

Insurance. We serve the needs of global property and casualty insurers, life insurers, reinsurance firms and insurance brokers who turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on such aspects of our clients’ operations as: Business Acquisition, Policy Administration, Claims Processing, Management Reporting, Regulatory Compliance and Reinsurance.

Among the factors driving the need for our services in the insurance industry is a desire to improve the sales and marketing process, both by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents, often through the use of social and mobile technologies. Insurers also seek to enhance their profitability by differentiating their products and services, resulting in a need for specialized underwriting models and systems. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations. Our services which are most in demand in this sector include: Application Development and Integration, Consulting, BPO/KPO, IT IS, EIM, and SMAC services.

Healthcare

Our Healthcare segment serves many leading healthcare and life sciences companies. In 2012, our Healthcare business segment represented approximately 26.3% of our total revenues. Revenues from our Healthcare business segment were $1,934.9 million, $1,622.2 million, and $1,177.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. This business segment provides services to our clients operating in the following industries:

•

Healthcare. We work with many leading global healthcare organizations, including healthcare payers, providers and pharmacy benefit managers. The healthcare industry today faces the dual challenge of improving the quality of care while lowering the cost of care and making healthcare affordable to a larger population. A key factor driving this transformation has been the Affordable Care Act.

Our Healthcare Practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: Regulatory Compliance, Integrated Health Management (including establishing health information exchanges), EIM, Claims Investigative Services (aimed at preventing fraud and abuse and strengthening administrative processes), and Operational Improvement (in areas such as claims processing, enrollment, membership and billing). We also partner with our clients to enable their systems and processes to deal with the retail orientation of health care, such as the support of individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

•

Life Sciences. We partner with leading pharmaceutical, biotech, and medical device companies, as well as providers of generics, animal health and consumer health products to assist them in transforming their business by helping them be more efficient and effective from an IT and business operations perspective while helping them drive innovation and virtualization in growing their business.

Among the industry forces generating demand for our services are: financial pressures caused by payer and government pricing pressures, patent expiry and competition from generics; the drive to expand into new geographic markets; the need for more targeted or personalized therapies leading to R&D innovation; continued diversification of product portfolios and the related high cost of product development; and a dynamic regulatory environment with greater emphasis on product safety, ethics and compliance, transparency of pricing and promotional activity.

Our Life Sciences solutions help transform many of the business processes in the life sciences value chain (Research, Clinical Development, Manufacturing and Supply Chain, Sales and Marketing) as well as regulatory and administrative functions and general IT. Among our services most often in demand are Consulting, EIM, Customer Solutions, BPO/KPO, IT IS, Application Maintenance, Application Development and Systems Integration, Testing and SMAC services.

Manufacturing/Retail/Logistics

Our Manufacturing, Retail and Logistics segment provides business consulting and technology services for global leaders in a range of sub-sectors, including industrial, automotive, process logistics and retailing. In 2012, this segment represented approximately 20.4% of our total revenues. Revenues from our Manufacturing/Retail/Logistics business segment were $1,498.7 million, $1,197.5 million, and $849.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. This business segment services customers in the following industry groups:

•

Manufacturing and Logistics. Clients in this sector include manufacturers of automobiles and industrial products, and processors of natural resources, chemicals and raw materials. In logistics, our clients include rail, truck, marine and other transportation and distribution companies. We also serve many leading energy utilities, as well as oil and gas producers. Our clients seek our help in implementing business-relevant changes that will make them more productive, competitive and cost-effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness, and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Some of our Manufacturing and Logistics solutions for Industrial and Automotive clients include: Warranty Management, Dealer System Integration, Supply Chain Management, Sales and Operations Planning, and Mobility. For transportation and logistics clients, our service areas include Warehouse and Yard Management, Transportation Asset Management, Transportation Network Design, Global Trade Management and Analytics.

Industry trends that influence the demand for our services in this sector include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. In the power generation sector, industry trends include the continued drive toward energy conservation, including “smart meter” installations, the need for better grid reliability and security, regulatory changes and the need to relieve cost pressures through better asset performance and web-based customer care systems. Clients also wish to optimize their supply chains to better manage inventory, support growing eCommerce operations and improve customer-supplier collaboration. They seek to apply intelligent systems to manufacturing and logistics operations, enable mobile platforms to support field sales and use data analytics to make better informed decisions. These trends are driving demand for offerings such as Enterprise Application Services, or EAS, EIM, Consulting and SMAC technologies.

•

Retail, Travel and Hospitality. We serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters, who seek our assistance in becoming more efficient and cost-effective and in helping to drive business transformation. Current trends affecting demand in the retail industry include a need for greater cost-efficiency to combat the industry’s traditionally narrow profit margins, changes in supply chain management to facilitate direct store delivery, the ability to accommodate multi-channel (in-store and on-line) models, and the impact of SMAC technologies on customer and employee interaction.

Services in high demand in the retail sector include Consulting, eCommerce, EAS, Systems Integration, Testing, BPO/KPO and EIM. We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems and intermediaries and real estate companies, providing solutions such as CRM, EIM and BPO/KPO.

•

Consumer Goods. We work with many of the world’s premier consumer goods manufacturers, creating innovative solutions and strategies that help them build and sustain strong brands while enhancing their price-competitiveness, category leadership and consumer loyalty. Principal segments served include consumer durables, food and beverage, footwear and apparel, and home and personal care products. Our expertise in these areas spans a wide range, from demand-driven supply chains, to revenue-creating trade promotion management systems, to analytics systems and mobility solutions that anticipate and serve ever-changing customer needs.

The demand for our services in this sector is being propelled by such factors as the need of consumer goods companies to accelerate product innovation to remain competitive and deliver top-line growth, the continuing drive to optimize global sourcing and supply chain management, the impact of SMAC technologies on consumer interaction, marketing and sales processes, the use of data analytics to increase the effectiveness of product development and marketing, as well as ongoing pressures to curtail IT costs. In response to these needs, we provide solutions including Application Development and Systems Integration, Consulting, CRM, EIM, Testing, BPO, IT IS and SMAC services.

Other

The Other business segment includes the Communications, Information, Media and Entertainment, and High Technology operating segments. In 2012, our Other business segment represented approximately 12.0% of our total revenues. Revenues from our Other business segment were $877.5 million, $783.1 million, and $621.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Other business segment is an aggregation of operating segments each of which, individually, represents less than 10.0% of consolidated revenues and segment operating profit. Descriptions of the key operating segments included in the Other business segment are as follows:

•

Communications. Our communications industry practice serves some of the world’s leading communications service (cable, wireless and wireline) providers, equipment vendors, and software vendors. We help our clients address the important changes in the communications industry, such as: transition to new network technologies; designing, developing, testing and introducing new products and channels; improving customer service and increasing customer satisfaction; transforming Business Support Systems (BSSs) and Operations Support Systems (OSSs); transitioning to agile development methodologies; and enabling applications for cloud deployment. Customer Solutions, Mobility, IT IS, Testing, ERP Implementation, EIM, and Cloud services have been in particular demand.

•

Information, Media and Entertainment. We work with some of the world’s largest media and entertainment companies, including information service providers, publishers, broadcasters, and movie, music and video game companies. The growth of digital platforms is causing significant change to these industries and we are working with clients to help meet these challenges and help transform their businesses. Additional trends affecting the industry include a decline of traditional print publishing, the need for digital asset management and the impact of SMAC technologies on the consumption of entertainment content.

We provide services in critical areas such as the Digital Content Supply Chain and Media Asset Management. Some of our other services include: Business Solutions (such as Advertising Management, Online Media, and e-Business); Digital Distribution, Workflow Automation; Intellectual Property Management, Anti-Piracy Initiatives; and Operational Systems (Advertising Sales, Studio Management, Billing and Payments, Content Management and Delivery).

•

High Technology. We serve some of the world’s leading independent software vendors, or ISVs, technology equipment manufacturers, and online service providers. We assist the ISVs with their transitions to new business models (such as Software-as-a-Service, or SaaS models) and facilitate their license management and sales processes. We help the high-technology manufacturers take on complex, transformational business process and product engineering initiatives. The technology sector is largely driven by product development. This creates strong demand for Analytical, Engineering, Testing, Go to Market strategies, and Content Management services. Other in-demand services include CRM, Product Technical Support, Supply Chain Management and the application of SMAC technologies to the customer experience, as well as Application Development, Systems Integration and Application Maintenance.

Our Solutions and Services

Across each of our business segments, we provide a broad and expanding range of consulting, information technology and outsourcing services, including:

Consulting and Technology Services

•

IT Strategy and Business Consulting. Our global consulting team, Cognizant Business Consulting, or CBC, helps clients re-imagine and transform their businesses to gain competitive advantage. With these new operating models, the value chain is being disaggregated to drive speed to market and agility.

CBC is built on a foundation of deep thought leadership and actionable strategies. CBC works with clients to improve business performance and operational productivity in order to exceed business goals. We also provide assistance with Strategy Consulting, Business and Operations Consulting, IT Strategy & Change Management, and Program Management Consulting.

Key factors driving the demand for CBC’s services are the following:

•	The need to run the business better while increasing operational flexibility and reducing time to market;

•	Optimizing big data and predictive analytics to gain competitive insight;

•	Large business transformations, impacting business and IT operating models;

•	Increased demands to collaborate and compete in the market for customers, capabilities and talent;

•	Desire to remove roadblocks in the Business/IT relationship – to increase the return on technology investments, both directly and through positioning IT as a source of digital business innovation;

•	Readiness to embrace virtualization capabilities, including greater infrastructure outsourcing and cloud solutions, with a focus on identifying and managing risk and cost; and

•	Ongoing regulatory shifts, which require enhanced risk management and compliance frameworks, as well as greater organizational resilience.

In this environment, the services currently provided by CBC include:

•	IT strategy consulting to define new IT target operating models, new delivery models and to optimize IT to business alignment, sourcing strategies and IT costs;

•	Program management consulting, including post-acquisition integration, business and IT integration, business transformation, and large scale business transformation;

•	Operations improvement consulting for business process management, operations strategy, global sourcing and supply chain management, and change management;

•	Strategy consulting with respect to re-imagining new business and operating models, market growth, mergers and acquisitions, product innovation and sustainability initiatives; and

•	Business consulting related to finance, risk advisory, human resources, marketing and analytics functions.

CBC also is expanding new services and capabilities in areas such as BPO, Supply Chain Management, Enterprise Analytics, EAS, and consulting related to the management of core assets and intellectual property, or IP.

•

Application Development and Systems Integration. We offer a full range of Application Design, Application Development and Systems Integration services, which enable customers to focus on and invest in their core business activities and in growth-producing innovation, while ensuring that their IT functions operate in the most efficient, responsive and cost-effective manner. We have particular depth of skills in implementing large, complex, business-critical IT development and integration programs.

Demand for our Application Development and Systems Integration services is being driven by the growing need of customers to access outside capabilities to respond to the impact of changes in markets, regulation, competition and SMAC technologies on their businesses.

As part of our Application Development services, we define customer requirements, write specifications and design, develop, test and integrate software across multiple platforms including Internet technologies. We modify and test applications to enable systems to function in new operating environments. In addition, these services include ERP and CRM implementation services. We follow one of two alternative approaches to application development and systems integration:

•	full life-cycle application development, in which we assume start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

•	cooperative development, in which our employees work with a customer’s in-house IT personnel to jointly analyze, design, implement, test and integrate new systems.

In both of these approaches, our on-site team members work closely and collaboratively with our clients. Detailed design, implementation and testing are generally performed at dedicated near-shore and offshore development and delivery centers. In addition, we maintain an on-site presence at each customer location in order to address evolving client needs and resulting changes to the project.

A key part of our application development and systems integration offering is a suite of services to help organizations build and integrate business applications with the rest of their operations. Using this suite of services, we leverage our skills in business application development and enterprise application integration to build sophisticated business applications and to integrate these new applications and websites with client server and legacy systems. We build and deploy robust, scalable and extensible architectures for use in a wide range of industries. We maintain competency centers specializing in various areas such as: Microsoft solutions; IBM, SAP, Oracle and Java applications; and Cloud Computing and Mobile solutions. These competency centers enable us to provide application development and integration services to a broad spectrum of clients.

Our re-engineering service offerings assist customers migrating from systems based on legacy computing environments to newer standards-based distribution architectures, often in response to the more stringent demands of business. Our re-engineering tools automate many of the processes required to implement advanced technology platforms. We believe that this automation substantially reduces the time and cost to perform re-engineering services. These tools also enable us to perform source code analysis and to re-design target databases and convert certain programming languages. If necessary, our programmers also help clients re-design and convert user interfaces.

•

Enterprise Information Management. Our EIM practice focuses on helping clients harness the vast amounts of data available on their operations, customers and markets, and to convert that data into information and insights that are valuable to their businesses and can be used to drive management decisions. We help clients identify the types of data available both within their organizations and from outside sources, including social media, and to bring that data together in a meaningful “data to foresight” continuum. Among the trends driving this business are: the desire of companies to better understand consumer demands and market opportunities in order to create new products and services, the explosion of differently structured types of data from newly crafted business processes, the need to manage reporting requirements in regulated industries such as healthcare and financial services, and the pressures to manage operations more efficiently and cost-effectively through the use of analytical tools. Among the services we provide in the EIM area are the following:

•	Strategic, advisory and management consulting services across Information Management, Business Intelligence & Analytics;

•

Enterprise Data Management, including the creation of data warehouses, data marts, operational stores, enterprise master data management platforms, enterprise metadata platforms as well as enterprise data governance;

•	Descriptive Analytics/ Business Intelligence that involves the strategy, design, build and management of information assets that drive day to day decision making;

•	Strategic Corporate Performance Management, enabling clients to create executive dashboards or scorecards to better manage operations;

•	Packaged Analytics designed to provide solutions to specific business problems leveraging technologies such as Mobile and Cloud; and

•	Big Data to assist clients in managing and deriving actionable insights from the explosion in the volume, variety, velocity and complexity of data.

•

Application Testing. Our Application Testing practice offers a comprehensive suite of services in testing, consulting and engineering. Our Quality Assurance, or QA, transformation services help clients develop deep, agile QA capabilities that create or extend their competitive advantage. QA is driven by six strategic themes: integrated automation, user advocacy, IP-based intelligent platform, a factory model, end-to-end quality focus, and an on-demand infrastructure model. Our business-aligned services in the areas of system and integration testing, package testing, user acceptance, automation, performance testing and test data management address our clients’ critical quality needs. Consulting and infrastructure solutions in quality management, test tools and test infrastructure enable our clients to capitalize on emerging opportunities. Factors driving the demand for our testing services include the adoption of SMAC technologies, the need for testing of new regulatory compliance processes, and the desire of clients for more cost-effective and nimble “on-demand” testing. Accordingly, among the functions we provide are: testing related to integration of SAP, Seibel and other systems, IT process and quality consulting, testing of customized mobile and cloud-based applications, and Testing as a Service. We focus our Managed Test Centers on specific domains (e.g., specific industries and software solutions), ensuring we tailor our testing solutions to the particular needs of our clients. We help our clients achieve significant reduction in time to market as well as cost of quality, and realize significant improvements in the maturity of their quality processes.

•

Social, Mobile, Analytics and Cloud-based Services. We are aiding clients in adapting social, mobile, analytics and cloud-based (SMAC) technologies to their businesses. Such new technologies are becoming fundamental components of the enterprise IT architecture. These technologies are profoundly changing the way companies relate to their customers, interact with employees, and bring products and services to market. As such, the SMAC stack holds the promise of innovation and the potential for innovation-driven top line growth and efficiencies that improve the bottom line. We help clients analyze social media sentiment and build those insights into their customer relationship management process. In other cases, we are enabling clients to manage and analyze vast accumulations of data and to use that data to drive management decisions. We also offer end-to-end services to enable cloud-based processes, from consulting and implementation to ongoing support activities.

Outsourcing Services

•

Application Maintenance. Our Application Maintenance service offering supports some or all of a client’s applications, ensuring that systems remain operational and responsive to changing user requirements and provide on-going enhancements as required by the client. Beyond the traditional view of IT outsourcing as a cost-saving measure, our Application Maintenance services enable clients to improve the overall agility, responsiveness, productivity and efficiency of their IT infrastructure. Increasingly, we also are assisting clients in adapting their IT systems to SMAC technologies.

By supporting some or all of a client’s applications, our services help ensure that a user’s core operational systems are free of defects and responsive to changing needs. As part of this process, we are often able to introduce product and process enhancements and improve service levels to customers requesting modifications and on-going support. We also provide Application Value Management Solutions that can help balance cost, complexity and capacity and can help clients reduce cost of ownership, improve service levels and create new operational efficiencies.

Our global delivery business model enables us to provide a range of rapid response and cost-effective support services to our clients. Our on-site team members often provide help-desk services at the client’s facility. These team members typically are available in the event of an emergency service request and are able to quickly resolve customer problems from remote locations. In the case of more complex maintenance services, including modifications, enhancements and documentation, which typically have longer turnaround times, we take full advantage of our offshore resources to develop solutions more cost-effectively than would be possible relying on higher cost local professionals.

As part of our Application Maintenance services, we assist clients in renovating their core systems to meet the requirements imposed by new regulations, new standards or other external events. We seek to anticipate the operational environment of our clients’ IT systems as we design and develop such systems. We also offer diagnostic services to clients to assist them in identifying shortcomings in their IT systems and optimizing the performance of their systems.

•

IT Infrastructure Services. We provide end-to-end IT Infrastructure Management Outsourcing services and anticipate growing demand for these services in the coming years. We provide service capability in redundant Global Operating Centers, or GOCs, worldwide, through which we are able to provide significant scale, quality and cost savings to our clients in IT IS. Clients are increasingly seeking IT IS to sharpen their focus on core business operations, reallocate overhead costs to growth investments, enable businesses to respond more quickly to changing demands, decrease time to market, ensure that the IT infrastructure can scale as the business evolves, and access skill sets that lie outside the organization. The major services we provide include Data Center, Infrastructure Security, Network and Convergence, End-User Computing Services, and Mobility. We also have a new set of Cloud Services offerings that embrace virtualization technologies across delivery solutions including private cloud, enterprise multi-tenant cloud and public cloud models.

•

Business and Knowledge Process Outsourcing. We provide BPO/KPO services through unique industry-aligned solutions that integrate process, domain and technology expertise to enable our clients to respond in a nimble and flexible manner to market opportunities and challenges, while also creating variable cost structures to drive greater effectiveness and cost-efficiency. We have extensive domain-specific expertise in core front office, middle office and back office functions including, but not limited to: Finance and Accounting, Procurement, Data Administration, Data Management, and Research and Analytics. Our industry-specific solutions include clinical data management, pharmacovigilance, equity research support, commercial operations and order management. In addition to BPO, related services include Consulting to ensure process excellence, and a range of platform-based services. Our goals for our client relationships are customer satisfaction, operational productivity, strategic value, and business transformation. Among the factors driving growth in our services are the desire to improve cost-effectiveness, the emergence of SMAC technologies, and the need for clients to access capabilities beyond their organizations to adapt to rapid changes in technologies, markets and customer demands.

Business Strategies

Our objectives are to maximize stockholder value and enhance our position as a leading provider of information technology, consulting and business process outsourcing services. We implement the following core strategies to achieve these objectives:

Growth through Reinvestment. Historically, we have invested our profit above the 19% to 20% non-GAAP operating margin level, excluding stock-based compensation expense, back into our business. We believe this to be a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; recognizing and rewarding exceptional performance by our employees; and maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our client requests, as described below.

•	Expand Service Offerings and Solutions: We have several teams dedicated to creating technology-based innovative solutions and developing new, high value services. The teams collaborate with customers to develop these services. For example, we are currently developing new offerings in Business and IT Consulting and industry-oriented IT solutions atop innovative technologies. We invest in internal research and development and promote knowledge building and sharing across the organization to advance the development of new services and solutions. Furthermore, we continue to enhance our capabilities and service offerings in the areas of CRM, ERP, EIM, Software Testing, Infrastructure Management, industry-oriented BPO services and SMAC technologies.

We believe that the continued expansion of our service offerings will provide new sources of revenue, reduce our reliance on any one technology initiative and help foster long-term relationships with our customers by allowing us to better serve their needs. Additionally, as part of our vision to continue our growth and anticipate our clients’ and the markets’ rapidly changing demands in the near-term, mid-term and long-term, we are investing in emerging opportunities which seek to transform client and user platforms to internet, cloud and mobile-based experiences.

•

Expand Domestic and International Geographic Presence: We have established sales and marketing offices in various metropolitan areas in the United States and internationally. As we expand our customer base, we plan to open additional sales and marketing offices in North America, Europe, Latin America, Asia, and the Middle East. This expansion is expected to facilitate sales and services to existing and new customers.

•

Research and Development and Competency Centers: We have project experience and expertise across multiple architectures and technologies, and have made significant investments in our competency centers and in research and development to keep abreast of the latest technology developments. Most of our technical staff is trained in multiple technologies and architectures. As a result, we are able to react to clients’ needs quickly and efficiently redeploy our technical staff to different technologies. Also, to develop and maintain this flexibility, we have made a substantial investment in our competency centers so that the experience gained from particular projects and research and development efforts is leveraged across our entire organization. Through our investment in research and development activities and the continuing education of our technical personnel, we enlarge our knowledge base and develop the necessary skills to keep pace with emerging technologies. We believe that our ability to work in new technologies allows us to foster long-term relationships by having the capacity to continually address the needs of both existing and new clients.

•

Enhance Processes, Methodologies and Productivity Toolsets: We have a comprehensive process framework that addresses the entire software engineering life cycle and support activities, which are scalable for projects of different sizes and complexities. This proprietary framework, which we refer to as “Process Space” (part of Cognizant 2.0), is supported by in-house project management, metrics management and workflow tools and is available to all our programmers globally. Process Space has evolved since its original release in 1996 in breadth, depth and maturity, based on the implementation feedback from projects and findings of internal quality audits and external assessments. Process capabilities are monitored at the sub-process level and performance targets are monitored at the process level. Performance targets are aligned with the overall business objectives. Statistical process controls are used extensively to continuously monitor, predict and improve performance. Our Delivery Assurance Group facilitates process implementation from project inception and audits the projects periodically to ensure that the implementation is effective and the risks are being managed. With the globalization of business, we are committed to improving and enhancing our proprietary Process Space software engineering process and other methodologies and toolsets. In light of the rapid evolution of technology, we believe that continued investment in research and development is critical to our continued success. We are constantly designing and developing additional productivity software tools to automate testing processes and improve project estimation and risk assessment techniques.

We have invested considerably in automation to improve process institutionalization across the organization. For example, we have built and deployed “Cognizant 2.0,” an intelligent delivery ecosystem which orchestrates processes, methodologies and best practices driving effective usage of knowledge, while providing a collaborative framework for our world-wide client service personnel. Our process framework has been extensively adapted to cater to different types of projects managed by the organization across different service lines, such as Application Development, Managed Services, Application Testing, BPO and IT IS.

Global Delivery Model. We have a four-tiered global architecture for service delivery and operations, consisting of employees co-located at clients’ sites, local or in-country delivery centers, regional delivery centers and global delivery centers. Our extensive facilities, technology and communications infrastructure facilitate the seamless integration of our global workforces. This is accomplished by permitting team members in different locations to access common project information and to work directly on client projects. This infrastructure allows for rapid completion of projects, highest level of quality, efficient use of clients’ technological resources and real-time access to project information by the on-site account manager or the client. In addition, for large projects with short time frames, our offshore facilities allow for parallel processing of various development phases to accelerate delivery time.

•

Two-in-a-Box: Our proprietary client engagement model, called Two-in-a-Box™, or TIB, represents our commitment to providing superior service to help our clients reduce IT operational costs, embrace best practices and undergo sustainable business transformation. Centered on the needs of the client’s organization, TIB is designed specifically to help the client quickly reduce IT budgets, revamp IT operations and re-deploy freed-up assets to more strategic initiatives that generate business value. The TIB model begins with a relationship management team, led by the Client Partner, or CP, with deep industry expertise, working onsite to absorb the client’s culture, operational processes, challenges and business goals and to assist with strategic planning. Another critical TIB team member is the dedicated global delivery manager, or DM. The relationship between the CP and DM is essential to ensure that our IT services are delivered with precision and that they are tailored to each client’s unique needs.

•

Highly-Skilled Workforce: Our managers and senior technical personnel provide in-depth project management expertise to clients. To maintain this level of expertise, we place significant emphasis on recruiting and training our workforce of highly-skilled professionals. We have approximately 19,600 project managers and senior service delivery staff around the world, many of whom have significant work experience in North America, Europe and Asia. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide extensive combined classroom and on-the-job training to newly-hired technical staff, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff.

•

Continue to be an Employer of Choice in the Industry: As a rapidly growing professional services firm, a key attribute of our continued success is the ability to continually hire, assimilate, motivate and retain the best talent possible in the industry. We have developed strong relationships with key universities around the world, particularly in India, to provide a continual pipeline of talented staff from Tier One schools. In addition, we have established an active lateral recruiting program in North America, Europe and India and an on-campus recruiting program in North America. We continue to expand our presence and brand in our key supply markets, further enhancing our ability to hire experienced professionals from competing IT services firms and industry to support our client needs and growth. We invest heavily in training programs, motivational programs and career development to ensure personal professional growth for each of our employees.

Further Develop Long-Term Client Relationships. We have strong long-term strategic relationships with our clients and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our clients’ chief information officers, or other IT and business decision makers, by offering a wide array of cost-effective high quality services. Approximately 98% of our revenues for the year ended December 31, 2012 were derived from clients who had been using our services at the end of 2011. We also seek to leverage our experience with a client’s IT systems into new business opportunities. Knowledge of a client’s processes and IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional maintenance, development and other projects from that client.

Pursue Selective Strategic Acquisitions, Joint Ventures and Strategic Alliances. We believe that opportunities continue to exist in the fragmented market in which we operate to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence, service offering and capabilities more rapidly. For example, in late 2012, we completed an acquisition of Medicall Inc., an offshore provider of outsourced clinical services focused on the healthcare sector. The services require clinical licensure and expertise. As part of the transaction, we acquired over 600 U.S.-licensed nurses located primarily in the Philippines. This acquisition allows us to expand our BPO expertise within the healthcare industry. Finally, we expect to continue to form strategic alliances with select IT service firms that offer complementary services to best meet the requirements of our clients.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our Teaneck, New Jersey headquarters and our business development offices which are strategically located in various metropolitan areas around the world. The sales and marketing group works with our client delivery team as the sales process moves closer to the customer’s selection of a services provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year.

Customers

The number of customers served by us has increased significantly in recent years. As of December 31, 2012, we were providing services to approximately 821 clients, as compared to approximately 785 clients as of December 31, 2011, and approximately 712 clients as of December 31, 2010. As of December 31, 2012, we increased the number of strategic clients to 214. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2012, 2011, and 2010. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services generally would require an extended transition period with gradually declining revenues. For the years ended December 31, 2012, 2011, and 2010, 79.4%, 78.5%, and 78.0% of our revenue, respectively, was from North American customers.

For the year ended December 31, 2012, we derived our revenues from the following business segments: 41.3% from Financial Services, 26.3% from Healthcare, 20.4% from Manufacturing/Retail/Logistics and 12.0% from Other.

We generally provide our services on a time-and-material, fixed price, or per-transaction basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year. Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2012	2011	2010
Revenues from top five customers as a percentage of total revenues	14.0%	16.3%	17.9%
Revenues from top ten customers as a percentage of total revenues	25.0%	27.7%	30.3%
Revenues under fixed-bid contracts as a percentage of total revenues	33.1%	31.7%	31.5%

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

Our direct competitors include, among others, Accenture, Capgemini, Computer Sciences Corporation, Genpact, HCL Technologies, HP Enterprise (formerly Electronic Data Systems), IBM Global Services, Infosys Technologies, Tata Consultancy Services and Wipro. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate.

Some of our competitors have significantly greater financial, technical and marketing resources and/or greater name recognition. The principal competitive factors affecting the markets for our services include:

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

Intellectual Property

We provide value to our clients based, in part, on our proprietary innovations, methodologies, reusable knowledge capital and other intellectual property. We recognize the importance of intellectual property and its ability to differentiate us from our competitors. We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights. As of December 31, 2012, we have also applied for or obtained a total of 299 trademark registrations in 60 countries. In addition, we have filed 9 U.S. and international patent applications covering certain of our proprietary technology. Although the company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

Employees

We finished the year 2012 with approximately 156,700 employees. We employed approximately 124,100 persons in the Asia Pacific region, approximately 27,300 persons in various locations throughout North America and Latin America and approximately 5,300 persons in various locations throughout Europe, principally in the United Kingdom. We are not party to any significant collective bargaining agreements. We consider our relations with our employees to be good.

Our Executive Officers

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Lakshmi Narayanan(1)	59	Vice Chairman of the Board of Directors	2007
Francisco D’Souza(2)	44	Chief Executive Officer	2007
Gordon Coburn(3)	49	President	2012
Karen McLoughlin(4)	48	Chief Financial Officer	2012
Ramakrishnan Chandrasekaran(5)	55	Group Chief Executive – Technology and Operations	2012
Rajeev Mehta(6)	46	Group Chief Executive – Industry and Markets	2012
Malcolm Frank(7)	46	Executive Vice President, Strategy and Marketing	2012
Steven Schwartz(8)	45	Senior Vice President, General Counsel and Secretary	2007

(1)	Lakshmi Narayanan was appointed Vice Chairman of the Board of Directors, effective January 1, 2007. Mr. Narayanan served as our Chief Executive Officer from December 2003 through December 2006 and as our President from March 1998 through December 2006. Mr. Narayanan joined our Indian subsidiary as Chief Technology Officer in 1994 and was elected President of such subsidiary on January 1, 1996. Prior to joining us, from 1975 to 1994, Mr. Narayanan was the regional head of Tata Consultancy Services, a large consulting and software services company located in India. Mr. Narayanan serves on the board of directors and as the Chairman of the Governance Committee of TVS Capital Funds Limited. Mr. Narayanan holds a Bachelor of Science degree, a Master of Science degree and a Management degree from the Indian Institute of Science.

(2)	Francisco D’Souza was appointed President and Chief Executive Officer and became a member of the Board of Directors, effective January 1, 2007. Effective February 6, 2012, Mr. D’Souza ceased serving as our President, at which time Mr. Coburn was appointed to such position. Mr. D’Souza served as our Chief Operating Officer from December 2003 through December 2006. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D’Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D’Souza was employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D’Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D’Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D’Souza is a member of the Board of Directors of the General Electric Company. Mr. D’Souza also serves on the Board of Trustees of Carnegie Mellon University, the Board of Trustees of The New York Hall of Science and the Board of Directors of the U.S.-India Business Council. Mr. D’Souza holds a Bachelor of Business Administration degree from the University of Macau (formerly known as the University of East Asia) and a Master of Business Administration degree from Carnegie Mellon University.
(3)	Gordon Coburn was appointed President of the company, effective February 6, 2012. From March 1998 until February 6, 2012, Mr. Coburn served as the company’s Chief Financial Officer and Treasurer and from January 2007 until February 6, 2012, Mr. Coburn also held the position of Chief Operating Officer. Mr. Coburn also served as the company’s Executive Vice President from December 2003 through December 2006. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director—Group Finance and Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn serves on the board of directors of The Corporate Executive Board Company and TechAmerica. He also served on the board of directors of ICT Group, Inc. until its acquisition on February 2, 2010. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College.
(4)	Karen McLoughlin was appointed Chief Financial Officer of the company, effective February 6, 2012. She previously served as the company’s Senior Vice President of Finance and Enterprise Transformation, a role she held since January 2010. In such role, Ms. McLoughlin was responsible for the company’s worldwide financial planning and analysis, enterprise risk management and enterprise transformation functions, including the facilitation and execution of various internal reengineering and transformation initiatives designed to enable the company’s strategic vision. From August 2008 to January 2010, Ms. McLoughlin served as the company’s Senior Vice President of Finance, responsible for overseeing the Company’s global financial planning and analysis team and enterprise risk management, and from October 2003 until August 2008, Ms. McLoughlin served as the company’s Vice President of Global Financial Planning and Analysis. Prior to joining Cognizant in October 2003, Ms. McLoughlin held various positions at Spherion Corporation (“Spherion”) from August 1997 to October 2003 and at Ryder System Inc. (“Ryder”) from July 1994 to August 1997. At both Spherion and Ryder, Ms. McLoughlin held financial management positions and was involved in strategic planning, the integration of several mergers and acquisitions, financial systems implementations and corporate reorganizations. Prior to joining Ryder, she spent six years in the South Florida Practice of Price Waterhouse (now PricewaterhouseCoopers). Ms. McLoughlin has a Bachelor of Arts degree in Economics from Wellesley College and a Master of Business Administration degree from Columbia University.
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
(6)	Rajeev Mehta was appointed Group Chief Executive – Industries and Markets, effective February 6, 2012. In this role, Mr. Mehta is responsible for leading our industry vertical and geographic market operations on a global basis. From August 2006 to February 2012, he served as our Chief Operating Officer, Global Client Services, responsible for our sales, business development and client relationship management organizations. Mr. Mehta, who joined Cognizant in 1997, most recently served as Senior Vice President and General Manager of our Financial Services Business Unit, a position he held from June 2005 to August 2006. From November 2001 to June 2005, he served as our Vice President and General Manager of our Financial Services Business Unit. From January 1998 to November 2001, Mr. Mehta served as our Director of the U.S. Central Region. Mr. Mehta served as our Senior Manager of Business Development from January 1997 to January 1998. Prior to joining Cognizant in 1997, Mr. Mehta was involved in implementing GE Information Services offshore outsourcing program and also held consulting positions at Deloitte & Touche and Andersen Consulting. Mr. Mehta holds a Bachelor of Science degree from the University of Maryland and a Master of Business Administration degree from Carnegie Mellon University.
(7)	Malcolm Frank was appointed Executive Vice President, Strategy and Marketing, effective February 6, 2012. In this role, Mr. Frank is responsible for shaping our corporate strategy and global. Mr. Frank served as our Senior Vice President of Strategy and Marketing from August 2005 to February 2012. In both these roles, Mr. Frank’s responsibilities have included, and continue to include, directing all aspects of our corporate marketing function, including strategy and branding, industry and media relations, corporate communications and corporate marketing. From August 2005 until June 2009, Mr. Frank was also responsible for leading our field marketing function. Prior to joining Cognizant in August 2005, Mr. Frank was co-founder, President and Chief Executive Officer of CXO Systems, Inc., an independent software vendor providing dashboard solutions for senior managers, from March 2002 to July 2005. From June 1999 to September 2002, Mr. Frank was the founder, President, Chief Executive Officer and Chairman of Nervewire Inc. (“Nervewire”), a management consulting and systems integration firm. Prior to founding Nervewire, Mr. Frank was a co-founder, executive officer, and Senior Vice President at Cambridge Technology Partners, where he ran Worldwide Marketing, Business Development, and several business units, from January 1990 to June 1999. Mr. Frank graduated from Yale University with a degree in Economics.
(8)	Steven Schwartz was named Senior Vice President, General Counsel and Secretary in July 2007, having global responsibility for managing Cognizant’s legal function. Mr. Schwartz, who joined Cognizant in 2001, most recently served as Vice President and General Counsel, a position he held from March 2003 to July 2007. From April 2002 to March 2003, he served as our Vice President and Chief Corporate Counsel. From October 2001 to December 2002, he served as our Chief Corporate Counsel. Mr. Schwartz also serves as our Chief Legal Officer. Mr. Schwartz serves on the board of directors of Information Technology Industry Council and Citizen Schools. Mr. Schwartz holds a Bachelor of Business Administration degree from the University of Miami, a Juris Doctor degree from Fordham University School of Law and a Master of Law (in Taxation) degree from the New York University School of Law.

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

In addition, we make available our code of business conduct and ethics entitled “Cognizant’s Core Values and Standards of Business Conduct” free of charge through our website. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by posting it on our website.

No information on our website is incorporated by reference into this Form 10-K or any other public filing made by us with the SEC.

Item 1A.	Risk Factors

Factors That May Affect Future Results

In addition to the risks and uncertainties described elsewhere in this Annual Report on Form 10-K, if any of the following risks occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In such case, the trading price of our common stock could decline.

Our global operations are subject to complex risks, some of which might be beyond our control.

We have offices and operations in various countries around the world and provide services to clients globally. In 2012, approximately 79.4% of our revenues were attributable to the North American region, 16.3% were attributable to the European region, and 4.3% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, as noted above, India’s central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including new service taxes, and income-related taxes, including the Minimum Alternative Tax, or MAT. In addition, a change in government leadership in India or a change in policies of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition.

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

Revenues from customers outside North America represented approximately 20.6% of our revenues for the year ended December 31, 2012. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Among other anti-corruption laws and regulations, including the U.K. Bribery Act, we are subject to the United States Foreign Corrupt Practices Act, or FCPA, which prohibits improper payments or offers of improper payments to foreign officials to obtain business or any other benefit. The FCPA also requires covered companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate these anti-corruption laws or regulations. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these policies or procedures or applicable anti-corruption laws or regulations. Furthermore, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. Violations of these laws or regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from government contracting or contracting with private entities in certain highly regulated industries, any of which could have a material adverse effect on our business.

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

Our future success continues to depend on our ability to attract and retain employees with technical and project management skills, including those from developing countries, especially India. The ability of foreign nationals to work in the United States and Europe depends on their ability and our ability to obtain the necessary visas and work permits.

The H-1B visa classification enables United States employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. CIS announced on June 11, 2012 that the agency had reached its general cap of 65,000 H-1B visas, and on June 7, 2012 that the agency had reached its advanced degree cap of 20,000 H-1B visas for the fiscal year (FY) 2013. We will begin filing H-1B petitions with CIS against the fiscal year (FY) 2014 caps beginning April 1, 2013 for work in H-1B status beginning on October 1, 2013. As part of our advanced planning process, we believe that we have a sufficient number of employees who are work permit-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program, like us, face additional/higher legal and regulatory standards, and are often subject to investigations by the Wage and Hour Division of the United States Department of Labor (DOL) and unannounced random site inspections by CIS’s parent agency, the United States Department of Homeland Security (DHS). A finding by DOL, DHS, and/ or another governmental agency of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/ or a ban on future use of the H-1B program and/ or other immigration benefits.

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

We do not place L-1B workers at third party sites where they are under the primary supervision of a different employer, nor do we place L-1B workers at third party sites in an arrangement to provide labor for the third party without providing a service involving our workers’ specialized knowledge. Since implementation of the L-1 Visa Reform Act, we consistently have established this fact to CIS’s satisfaction. However, if CIS and/ or the United States Department of State, through its visa-issuing consular posts abroad, decide to interpret these provisions in a very restrictive fashion, this could impair our ability to effectively staff our projects in the United States with personnel from abroad. New guidance governing these and related statutory provisions from CIS is anticipated, and if such guidance is restrictive in nature, our ability to staff our projects in the United States with personnel from abroad will be impaired.

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

Approximately 79.4% of our revenues during the year ended December 31, 2012 were derived from customers located in North America. In the same period, approximately 16.3% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the year ended December 31, 2012, we earned approximately 41.3% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

These markets also include numerous smaller local competitors in the various geographic markets in which we operate which may be able to provide services and solutions at lower costs or on terms more attractive to clients than we can. Our direct competitors include, among others, Accenture, Capgemini, Computer Sciences Corporation, Genpact, HCL Technologies, HP Enterprise (formerly Electronic Data Systems), IBM Global Services, Infosys Technologies, Tata Consultancy Services and Wipro. Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition and, therefore, may be better able to compete for new work and skilled professionals. There is a risk that increased competition could put downward pressure on the prices we can charge for our services and on our operating margins. Similarly, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. Even if our offerings address industry and client needs, our competitors may be more successful at selling their services. If we are unable to provide our clients with superior services and solutions at competitive prices or successfully market those services to current and prospective clients, our results of operations may suffer. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. We cannot be certain that we will be able to sustain our current levels of profitability or growth in the face of competitive pressures, including competition for skilled technology professionals and pricing pressure from competitors employing an on-site/offshore business model.

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

For the year ended December 31, 2012, we reported an operating margin of 18.5%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

Our top five and top ten customers generated approximately 14.0% and 25.0%, respectively, of our revenues for the year ended December 31, 2012. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the Indian government for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Changes in Indian tax laws that would reduce or deny SEZ tax benefits could have a material adverse effect on our business, results of operations and financial condition. In addition, all Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income tax, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against future corporate income tax. Our ability to fully do so may be influenced by possible changes to the Indian tax laws as well as the future financial results of Cognizant India. Our inability to fully utilize our deferred income tax assets related to the MAT could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 33.1% of our revenues for the year ended December 31, 2012. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our anticipated growth will continue to place significant demands on our management and other resources. Our growth will require us to continue to develop and improve our operational, financial and other internal controls in the United States, Europe, India and elsewhere. In particular, our continued growth will increase the challenges involved in:

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

Our future success will depend, in part, on our ability to protect our proprietary methodologies and other valuable intellectual property. We presently hold no issued patents or registered copyrights, however, we have filed patent applications and we intend to file additional patent applications. There is no guarantee that any patents will be granted in the United States or in any other country we may seek protection or that they will serve as a barrier from competition from other organizations. Additionally, the protection afforded by international patent laws as well as the enforcement actions differ from country to country. There is no guarantee that we will be able to maintain adequate protection or enforcement of our intellectual property rights.

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

New and changing corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.

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

None.

Item 2. Properties

To support our planned growth, we are continually expanding our development and delivery center capacity through the construction of new facilities, supplemented by additional leasing of non-owned facilities. Below is a summary of development and delivery facilities in India, China, the Philippines and Singapore and our executive office in Teaneck, New Jersey as of December 31, 2012.

Location	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage
India:
Chennai	12	2,450,185	5,041,307	7,491,492
Pune	5	1,547,930	343,703	1,891,633
Bangalore	5	2,055,577	225,000	2,280,577
Kolkata	6	944,410	827,727	1,772,137
Hyderabad	7	2,256,374	—	2,256,374
Coimbatore	3	173,641	725,611	899,252
Cochin	2	251,139	—	251,139
Mumbai	3	330,665	—	330,665
Gurgaon	4	188,080	—	188,080
Mangalore	1	42,760	—	42,760
Shanghai, China	3	100,500	—	100,500
Manila, the Philippines	4	146,497	—	146,497
Singapore City	2	33,786		33,786

Total	57	10,521,544	7,163,348	17,684,892

Executive Office:
Teaneck	1	96,107	—	96,107

We operate out of our Teaneck, New Jersey headquarters and our regional and international offices. We have business development offices located in metropolitan areas including in North and Latin America: Boston (MA), Bridgewater (NJ), Buenos Aires, Chicago (IL), Dallas (TX), Knoxville (TN), Los Angeles (CA), Phoenix (AZ), San Francisco (CA), Sao Paulo, Tampa (FL), and Toronto; in Europe: Amsterdam, Basel, Brussels, Copenhagen, Dublin, Frankfurt, Geneva, Helsinki, London, Lyon, Madrid, Oslo, Paris, Prague, Stockholm, and Zurich; in the Middle East: Dubai, and Riyadh; and in the Asia Pacific region: Auckland, Bangkok, Brisbane, Chennai, Hong Kong, Kuala Lumpur, Manila, Melbourne, Osaka, Shanghai, Sydney, Singapore, Tokyo, and Wellington.

In addition to the locations included in the above table, we operate development and delivery facilities in North and Latin America: Bentonville (AR), Boston (MA), Bridgewater (NJ), Buenos Aires, Chicago (IL), Detroit (MI), Des Moines (IA), Guadalajara, Minot (ND), Phoenix (AZ), Sao Paulo, Tampa (FL) and Toronto; in Europe: Amsterdam, Budapest, Grenoble, Eindhoven, Heidelberg and London. We also have several training facilities strategically located near or within our main offices and development and delivery centers.

We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed basis.” The above properties are used to provide services across all four of our business segments.

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the NASDAQ Global Select Market (NASDAQ) under the symbol “CTSH”.

The following table shows the per share range of high and low sale prices for shares of our Class A common stock, as listed for quotation on the NASDAQ, for the quarterly periods indicated.

Quarter Ended	High	Low
March 31, 2011	$81.85	$70.53
June 30, 2011	$83.48	$64.40
September 30, 2011	$77.71	$53.54
December 31, 2011	$77.44	$59.95
March 31, 2012	$78.00	$64.92
June 30, 2012	$77.85	$55.25
September 30, 2012	$71.45	$53.92
December 31, 2012	$74.87	$64.20

As of December 31, 2012, the approximate number of holders of record of our Class A common stock was 171 and the approximate number of beneficial holders of our Class A common stock was 38,800.

Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of our business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

From December 2010 through December 2012, our Board of Directors authorized $1.0 billion in funds for repurchases of Cognizant’s outstanding shares of Class A common stock, excluding fees and expenses. The program authorizes management to repurchase shares in the open market or in private transactions from time to time, depending on market conditions and expires on December 31, 2013.

During the three months ended December 31, 2012, we repurchased approximately $25.9 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
October 1, 2012 – October 31, 2012	—	$—	—	$159,584
November 1, 2012 – November 30, 2012	398,120	$65.17	398,120	$133,639
December 1, 2012 – December 31, 2012	—	$—	—	$133,639

Total	398,120	$65.17	398,120	$133,639

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the NASDAQ-100 Index, S&P 500 Index and a Peer Group Index (capitalization weighted) for the period beginning December 31, 2007 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)

Among Cognizant, the NASDAQ-100 Index, the S&P 500 Index

And a Peer Group Index(3) (Capitalization Weighted)

Company / Index	Base Period 12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
COGNIZANT TECHNOLOGY SOLUTIONS CORP	100	53.21	133.56	215.94	189.48	217.69
S&P 500 INDEX	100	63.00	79.67	91.68	93.61	108.59
NASDAQ-100	100	58.11	89.23	106.38	109.25	127.63
PEER GROUP	100	66.47	128.45	156.80	124.24	130.61

(1)	Graph assumes $100 invested on December 31, 2007 in our Class A common stock, the NASDAQ-100 Index, the S&P 500 Index, and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)	We have constructed a Peer Group Index of other information technology consulting firms consisting of Accenture Ltd., Computer Sciences Corporation, Computer Task Group, Inc., Exlservice Holdings Inc, Genpact Ltd Inc., iGate Corp., Infosys Technologies Ltd., Sapient Corp., Syntel, Inc., Wipro Ltd. and WNS Holdings LTD. In 2012, we removed Satyam Computer Services Ltd. from our peer group because it was delisted from the New York Stock Exchange on March 16, 2012.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 have been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2010, 2009 and 2008 and for each of the years ended December 31, 2009 and 2008 are derived from our audited consolidated financial statements not included elsewhere herein. Our selected consolidated financial information for 2012, 2011 and 2010 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
		(in thousands, except per share data)
Consolidated Operations Data:
Revenues	$7,346,472	$6,121,156	$4,592,389	$3,278,663	$2,816,304
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	4,278,241	3,538,622	2,654,569	1,849,443	1,572,816
Selling, general and administrative expenses	1,557,646	1,328,665	972,093	721,359	652,021
Depreciation and amortization expense	149,089	117,401	103,875	89,371	74,797

Income from operations	1,361,496	1,136,468	861,852	618,490	516,670

Other income (expense), net:
Interest income	44,514	39,249	25,793	15,895	22,188
Other, net	(18,414)	(6,568)	(9,065)	2,566	(23,648)

Total other income (expense), net	26,100	32,681	16,728	18,461	(1,460)

Income before provision for income taxes	1,387,596	1,169,149	878,580	636,951	515,210
Provision for income taxes	336,333	285,531	145,040	101,988	84,365

Net income	$1,051,263	$883,618	$733,540	$534,963	$430,845

Basic earnings per share	$3.49	$2.91	$2.44	$1.82	$1.49

Diluted earnings per share	$3.44	$2.85	$2.37	$1.78	$1.44

Cash dividends declared per common share	$—	$—	$—	$—	$—

Weighted average number of common shares outstanding-Basic	301,291	303,277	300,781	293,304	290,121

Weighted average number of common shares outstanding-Diluted	305,861	310,351	309,137	301,115	298,940

Consolidated Financial Position Data:
Cash, cash equivalents and short term investments	$2,863,758	$2,432,264	$2,226,388	$1,399,332	$762,579
Long-term investments	—	—	—	151,131	161,693
Long-term obligations:
Deferred income tax liabilities, net	2,777	3,339	4,946	—	7,294
Other noncurrent liabilities	287,081	342,003	62,971	38,455	14,111
Working capital	3,436,964	2,875,801	2,587,508	1,660,960	1,080,542
Total assets	6,521,571	5,507,933	4,583,074	3,338,240	2,374,560
Stockholders’ equity	4,854,383	3,952,886	3,584,431	2,653,177	1,965,578

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

In 2012, our revenues increased to $7,346.5 million compared to $6,121.2 million in 2011. Net income increased to $1,051.3 million or $3.44 per diluted share, including stock-based compensation expense, net of tax, equal to $0.26 per diluted share during 2012. This is compared to net income of $883.6 million, or $2.85 per diluted share, including stock-based compensation expense, net of tax, equal to $0.22 per diluted share during 2011. The key drivers of our revenue growth in 2012 were as follows:

•

Strong performance across all of our business segments, particularly our Manufacturing/Retail/Logistics, Financial Services and Healthcare business segments, which reported revenue growth of 25.2%, 20.5%, and 19.3%, respectively, compared to 2011;

•	Continued strength in the North America market where revenues grew 21.5% or $1,033.3 million compared to 2011;

•	Increased customer spending on discretionary projects;

•

Expansion of our service offerings, including IT IS and BPO services, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	Increased penetration at existing customers, including strategic clients; and

•	Continued expansion of the market for global delivery of IT services and business process outsourcing.

We saw a continued demand from our customers for a broad range of IT solutions, including application maintenance, complex systems development engagements, testing, ERP, infrastructure management, BPO, and business intelligence. We finished the year with approximately 821 active clients compared to approximately 785 as of December 31, 2011 and increased the number of strategic clients by 23 during the year bringing the total number of our strategic clients to 214. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for 14.0% and 25.0%, respectively, of our total revenues in 2012 as compared to 16.3% and 27.7%, respectively, for the year ended December 31, 2011. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that export revenues from India’s IT software and services and business process outsourcing sectors are expected to meet the lower-end of its growth guidance and at least achieve a double digit growth for NASSCOM’S fiscal year 2013. According to NASSCOM’s “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities and are expected to result in export revenues of $175 billion by 2020.

Our revenue from European customers increased by 8.9% to approximately $1,195.5 million in 2012 compared to approximately $1,097.5 million in 2011. Revenue from Europe, excluding the UK, increased by approximately $31.9 million from approximately $398.6 million in 2011 to approximately $430.6 million in 2012 and revenue from the UK increased by approximately $66.1 million from approximately $698.9 million in 2011 to approximately $764.9 million in 2012. We believe that Europe, the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, will continue to be areas of significant investment for us as we see these regions as growth opportunities for the long term.

In 2012, our operating margin decreased slightly to 18.5% compared to 18.6% in 2011. Excluding stock-based compensation expense of approximately $107.4 million, operating margin in 2012 was 20.0%. This was within our historic targeted operating margin range, excluding stock-based compensation costs, of 19% to 20% of total revenues. The slight decrease in operating margin was primarily due to continued investments to grow our business partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, and economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization. Historically, we have invested our profitability above the 19% to 20% operating margin level, which excludes stock-based compensation, back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics capabilities, strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery as well as recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. For the year ending December 31, 2013, we expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the year with approximately 156,700 employees, which is an increase of approximately 19,000 over the prior year. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2012. Annualized turnover, including both voluntary and involuntary, was approximately 10.7% for 2012. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expenditure of over $700.0 million during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones, or SEZs, located in India. During 2013, we expect to spend approximately $400 million globally for capital expenditures, including the Indian real estate development program.

At December 31, 2012, we had cash, cash equivalents and short-term investments of $2,863.8 million and working capital of $3,437.0 million. Accordingly, we do not anticipate any near-term liquidity issues. During 2012, we repurchased approximately $486.0 million of our Class A common stock under our existing stock repurchase program. Stock repurchases were funded from working capital.

During 2013, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO;

•	Demand from our customers to help them achieve their dual mandate of simultaneously achieving cost savings while investing in innovation;

•	Secular changes driven by evolving technologies and regulatory changes;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the world economy, particularly in Europe.

In response to this macroeconomic environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to garner an increased portion of our customers’ overall IT spend by providing innovative solutions;

•	Continue our focus on growing our business in Europe, the Middle East and the Asia Pacific region, where we believe there are opportunities to gain market share;

•	Continue to increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Continue to focus on operating discipline in order to appropriately manage our cost structure; and

•	Continue to locate most of our new development center facilities in tax incentivized areas.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data for the three years ended December 31, 2012:

(Dollars in thousands)

	2012	% of Revenues	2011	% of Revenues	2010	% of Revenues	Increase (Decrease)
							2012	2011
Revenues	$7,346,472	100.0	$6,121,156	100.0	$4,592,389	100.0	$1,225,316	$1,528,767
Cost of revenues(1)	4,278,241	58.2	3,538,622	57.8	2,654,569	57.8	739,619	884,053
Selling, general and administrative(2)	1,557,646	21.2	1,328,665	21.7	972,093	21.2	228,981	356,572
Depreciation and amortization	149,089	2.0	117,401	1.9	103,875	2.3	31,688	13,526

Income from operations	1,361,496	18.5	1,136,468	18.6	861,852	18.8	225,028	274,616
Other income (expense), net	26,100		32,681		16,728		(6,581)	15,953
Provision for income taxes	336,333		285,531		145,040		50,802	140,491

Net income	$1,051,263	14.3	$883,618	14.4	$733,540	16.0	$167,645	$150,078

(1)	Includes stock-based compensation expense of $16,773, $15,257, and $13,147 for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Includes stock-based compensation expense of $90,582, $74,975, and $43,837 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table includes non-GAAP income from operations, excluding stock-based compensation, a measure defined by the Securities and Exchange Commission as a non-GAAP financial measure. This non-GAAP financial measure is not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of Cognizant’s GAAP financial measures to the corresponding non-GAAP measures should be carefully evaluated.

We seek to manage the company to a targeted operating margin, excluding stock-based compensation expense, of 19% to 20% of revenues. Accordingly, we believe that non-GAAP income from operations, excluding stock-based compensation expense, is a meaningful measure for investors to evaluate our financial performance. We believe providing investors with an operating view consistent with how we manage the company provides enhanced transparency into the operating results of the company. For our internal management reporting and budgeting purposes we use financial statements that do not include stock-based compensation expense for financial and operational decision making to evaluate period-to-period comparisons and for making comparisons of our operating results to that of our competitors. Moreover, because of varying available valuation methodologies and the variety of award types that companies can use to account for stock-based compensation expense, we believe that providing a non-GAAP financial measure that excludes stock-based compensation expense allows investors to make additional comparisons between our operating results and those of other companies. Accordingly, we believe that the presentation of non-GAAP income from operations when read in conjunction with our reported GAAP income from operations can provide useful supplemental information to our management and to investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP income from operations versus income from operations reported in accordance with GAAP is that non-GAAP income from operations excludes stock-based compensation expense, which is recurring. Stock-based compensation expense will continue to be for the foreseeable future a significant recurring expense in our business. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of this non-GAAP financial measure as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations to allow investors to evaluate such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

A reconciliation of income from operations as reported and non-GAAP income from operations, excluding stock-based compensation expense, is as follows for the years ended December 31:

(Dollars in thousands)

	2012	% of Revenues	2011	% of Revenues	2010	% of Revenues
Income from operations, as reported	$1,361,496	18.5	$1,136,468	18.6	$861,852	18.8
Add: stock-based compensation expense	107,355	1.5	90,232	1.4	56,984	1.2

Non-GAAP income from operations, excluding stock-based compensation expense	$1,468,851	20.0	$1,226,700	20.0	$918,836	20.0

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue. Revenue increased by 20% or approximately $1,225.3 million, from approximately $6,121.2 million during 2011 to approximately $7,346.5 million in 2012. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenue from customers existing as of December 31, 2011 increased by approximately $1,088.8 million and revenue from new customers added during 2012 was approximately $136.5 million or approximately 11.1% of the year over year revenue increase and 1.9% of total revenues for the year ended December 31, 2012. In addition, revenue from our North American, European and Rest of World customers increased in 2012 by $1,033.3 million, $98.0 million and $94.0 million, respectively, as compared to 2011. We had approximately 821 active clients as of December 31, 2012 as compared to approximately 785 active clients as of December 31, 2011. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services, Healthcare, and Manufacturing/Retail/Logistics business segments accounted for approximately $517.0 million, $312.7 million and $301.2 million, respectively, of the $1,225.3 million increase in revenue. Additionally, our consulting and technology services and outsourcing revenues increased by approximately 20.4% and 19.6%, respectively, compared to 2011 and represented approximately 51.1% and 48.9% respectively, of total revenues in 2012. No customer accounted for sales in excess of 10% of revenues during 2012 or 2011.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by approximately 20.9% or $739.6 million from $3,538.6 million in 2011 to $4,278.2 million in 2012. The increase was due primarily to an increase in compensation and benefits costs of approximately $660.3 million, resulting primarily from the increase in the number of our technical personnel, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by approximately 18.0% or $260.7 million, from $1,446.1 million during 2011, to $1,706.7 million during 2012, and decreased as a percentage of revenue from 23.6% in 2011 to 23.2% in 2012. The decrease as a percentage of revenue was due primarily to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, and economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, partially offset by investments to grow our business and expenses related to the expansion of our infrastructure to support our revenue growth.

Income from Operations. Income from operations increased approximately 19.8%, or $225.0 million, from approximately $1,136.5 million during 2011 to approximately $1,361.5 million during 2012, representing operating margins of 18.5% of revenues in 2012 and 18.6% of revenues in 2011. The slight decrease in operating margin was primarily due to continued investments to grow our business partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, and economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 355 basis points or 3.55 percentage points. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 24 basis points or 0.24 percentage points. Excluding stock-based compensation expense of $107.4 million and $90.2 million for 2012 and 2011, respectively, operating margins for each of the two years were 20.0%.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 131 basis points or 1.31 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, for the periods indicated, Total other income (expense), net:

(Dollars in thousands)

	2012	2011	Increase/ (Decrease)
Foreign currency exchange (losses)	$(11,745)	$(32,400)	$20,655
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(8,270)	23,621	(31,891)

Net foreign currency exchange (losses)	(20,015)	(8,779)	(11,236)
Interest income	44,514	39,249	5,265
Other, net	1,601	2,211	(610)

Total other income (expense), net	$26,100	$32,681	$(6,581)

The foreign currency exchange losses of approximately $11.7 million were primarily attributed to the remeasurement of the Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. The $8.3 million of losses on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. At December 31, 2012, the notional value of our undesignated hedges was $208.6 million. The $5.3 million increase in interest income was primarily attributed to higher invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $285.5 million in 2011 to approximately $336.3 million in 2012. The effective income tax rate decreased slightly from 24.4% in 2011 to 24.2% in 2012. The decrease in our effective income tax rate was primarily attributed to favorable discrete items in 2012 partially offset by the scheduled reduction in 2012 of certain income tax holiday benefits in India.

Net Income. Net income increased from approximately $883.6 million in 2011 to approximately $1,051.3 million in 2012, representing 14.4% and 14.3% of revenues, respectively.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue. Revenue increased by 33.3%, or approximately $1,528.8 million, from approximately $4,592.4 million during 2010 to approximately $6,121.2 million in 2011. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT costs and increased customer spending on discretionary projects. Revenue from customers existing as of December 31, 2010 increased by approximately $1,371.3 million and revenue from new customers added during 2011 was approximately $157.5 million or approximately 10.3% of the year over year revenue increase and 2.6% of total revenues for the year ended December 31, 2011. In addition, revenue from our North American and European customers increased in 2011 by $1,220.2 million and $241.9 million, respectively, as compared to 2010. We had approximately 785 active clients as of December 31, 2011 as compared to approximately 712 active clients as of December 31, 2010. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services and Healthcare business segments accounted for approximately $574.0 million and $445.0 million, respectively, of the $1,528.8 million increase in revenue. Additionally, our consulting and technology services and outsourcing revenues increased by approximately 40.7% and 26.4%, respectively, compared to 2010 and represented approximately 50.9% and 49.1%, respectively, of total revenues in 2011. No customer accounted for sales in excess of 10% of revenues during 2011 or 2010.

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

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, for the periods indicated, Total other income (expense), net:

(Dollars in thousands)

	2011	2010	Increase / (Decrease)
Foreign currency exchange (losses) gains	$(32,400)	$11,220	$(43,620)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	23,621	(21,088)	44,709

Net foreign currency exchange (losses)	(8,779)	(9,868)	1,089
Interest income	39,249	25,793	13,456
Other, net	2,211	803	1,408

Total other income (expense), net	$32,681	$16,728	$15,953

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

Results by Business Segment

Our reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry operating segments each of which, individually, represents less than 10.0% of consolidated revenues and segment operating profit. The Other segment includes information, media and entertainment services, communications, and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

As of December 31, 2012, we had approximately 821 active clients. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2012, 2011, or 2010. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradual declining revenues.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other segments for the years ended December 31, 2012, 2011, and 2010 are as follows:

(Dollars in thousands)

				2012		2011
	2012	2011	2010	Increase	%	Increase	%
Revenues:
Financial Services	$3,035,447	$2,518,422	$1,944,450	$517,025	20.5	$573,972	29.5
Healthcare	1,934,898	1,622,157	1,177,113	312,741	19.3	445,044	37.8
Manufacturing/Retail/Logistics	1,498,668	1,197,472	849,643	301,196	25.2	347,829	40.9
Other	877,459	783,105	621,183	94,354	12.0	161,922	26.1

Total revenue	$7,346,472	$6,121,156	$4,592,389	$1,225,316	20.0	$1,528,767	33.3

Segment Operating Profit:
Financial Services	$998,339	$872,267	$668,595	$126,072	14.5	$203,672	30.5
Healthcare	724,454	625,052	436,879	99,402	15.9	188,173	43.1
Manufacturing/Retail/Logistics	527,970	440,416	283,676	87,554	19.9	156,740	55.3
Other	288,052	254,145	208,306	33,907	13.3	45,839	22.0

Total segment operating profit	$2,538,815	$2,191,880	$1,597,456	$346,935	15.8	$594,424	37.2

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Financial Services Segment

Revenue. Revenue increased by 20.5% or approximately $517.0 million, from approximately $2,518.4 million during 2011 to approximately $3,035.4 million in 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2011 and customers added during 2012 was approximately $481.5 million and approximately $35.5 million, respectively. Within the segment, revenue from our insurance and banking customers increased approximately $266.8 million and $250.2 million, respectively, over the prior year. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary projects.

Segment Operating Profit. Segment operating profit increased by 14.5% or approximately $126.1 million, from approximately $872.3 million during 2011 to approximately $998.3 million during 2012. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investment in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 19.3% or approximately $312.7 million, from approximately $1,622.2 million during 2011 to approximately $1,934.9 million in 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2011 and customers added during 2012 was approximately $292.9 million and approximately $19.8 million, respectively. Within the segment, growth was stronger among our healthcare customers, where revenue during 2012 increased by approximately $222.4 million. Revenue during 2012 increased by approximately $90.3 million for our life sciences customers. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary projects. IT spending by our life sciences customers may be adversely impacted by the patent cliff affecting our customers and continued consolidation in the industry.

Segment Operating Profit. Segment operating profit increased 15.9% or approximately $99.4 million, from approximately $625.1 million during 2011 to approximately $724.5 million during 2012. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investment in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 25.2% or approximately $301.2 million, from approximately $1,197.5 million during 2011 to approximately $1,498.7 million in 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2011 and customers added during 2012 was approximately $243.4 million and approximately $57.8 million, respectively. Within the segment, growth was stronger among our retail and hospitality customers, where revenue during 2012 increased by approximately $219.0 million. In 2012, revenue among our manufacturing and logistics customers increased by approximately $82.2 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary projects.

Segment Operating Profit. Segment operating profit increased 19.9% or approximately $87.6 million, from approximately $440.4 million during 2011 to approximately $528.0 million during 2012. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investment in sales and marketing.

Other Segment

Revenue. Revenue increased by 12.0% or approximately $94.4 million, from approximately $783.1 million in 2011 to approximately $877.5 million in 2012. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2011 and customers added during 2012 was approximately $71.0 million and approximately $23.4 million, respectively. The increase in revenue can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary projects. Within the Other segment, growth was below the company average across all operating segments within Other, which includes information, media and entertainment services, communications and high technology.

Segment Operating Profit. Segment operating profit increased 13.3% or approximately $33.9 million, from approximately $254.1 million in 2011 to approximately $288.1 million in 2012. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs resulting primarily from additional headcount to support our revenue growth.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Financial Services Segment

Revenue. Revenue increased by 29.5%, or approximately $573.9 million, from approximately $1,944.5 million during 2010 to approximately $2,518.4 million in 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2010 and customers added during 2011 was approximately $531.3 million and approximately $42.6 million, respectively. Within the segment, revenue from our banking and insurance customers increased approximately $395.7 million and $178.2 million, respectively, over the prior year. Overall, the full year 2011 increase in the segment can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary projects.

Segment Operating Profit. Segment operating profit increased by 30.5%, or approximately $203.7 million, from approximately $668.6 million during 2010 to approximately $872.3 million during 2011. The increase in segment operating profit was attributable primarily to increased revenues during the year.

Healthcare Segment

Revenue. Revenue increased by 37.8%, or approximately $445.0 million, from approximately $1,177.1 million during 2010 to approximately $1,622.2 million in 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2010 and customers added during 2011 was approximately $394.7 million and approximately $50.3 million, respectively. Within the segment, growth was strong among both our healthcare and life sciences customers, where revenue during 2011 increased by approximately $279.8 million and $165.2 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary projects.

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

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 40.9%, or approximately $347.8 million, from approximately $849.6 million during 2010 to approximately $1,197.5 million in 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2010 and customers added during 2011 was approximately $307.2 million and approximately $40.6 million, respectively. Within the segment, growth was strong among both our retail and hospitality and manufacturing and logistics customers, where revenue during 2011 increased by approximately $221.7 million and $126.1 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary projects.

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

Other Segment

Revenue. Revenue increased by 26.1%, or approximately $161.9 million, from approximately $621.2 million in 2010 to approximately $783.1 million in 2011. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of December 31, 2010 and customers added during 2011 was approximately $137.9 million and approximately $24.0 million, respectively. Within the Other segment, growth was particularly strong among our telecommunication customers, where revenue during 2011 increased approximately $75.7 million. The increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model and increased customer spending on discretionary projects.

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

Liquidity and Capital Resources

At December 31, 2012, we had cash, cash equivalents and short-term investments of $2,863.8 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines; possible acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including working capital. As of December 31, 2012, we had no third party debt and had working capital of approximately $3,437.0 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $1,172.6 million for the year ended December 31, 2012, $875.2 million for the year ended December 31, 2011 and $764.7 million for the year ended December 31, 2010. The increase in 2012 was primarily attributed to the increase in net income and more efficient deployment of working capital during 2012 as compared to 2011. The increase in 2011 as compared to 2010 is primarily attributed to the increase in our net income. Trade accounts receivable increased to $1,345.7 million at December 31, 2012 as compared to approximately $1,179.0 million at December 31, 2011 and approximately $901.3 million at December 31, 2010. Unbilled accounts receivable increased to approximately $183.1 million at December 31, 2012 as compared to $139.6 at December 31, 2011 and approximately $113.0 million at December 31, 2010. The increase in trade accounts receivable and unbilled receivables during 2012 was due primarily to increased revenues. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At December 31, 2012, our days sales outstanding, including unbilled receivables, was approximately 72 days as compared to 73 days as of December 31, 2011 and 71 days as of December 31, 2010.

Our investing activities used net cash of approximately $570.1 million for the year ended December 31, 2012, $850.3 million for the year ended December 31, 2011 and $446.9 million for the year ended December 31, 2010. The decrease in net cash used in investing activities during 2012 is related to a decrease in net purchases of investments, lower payments for acquisitions, partially offset higher spending for capital expenditures during the year. The increase in net cash used in investing activities during 2011 as compared to 2010 related to an increase in net purchases of investments, an increase in spending for capital expenditures during the year and higher payments for acquisitions.

Our financing activities used net cash of approximately $343.0 million for the year ended December 31, 2012 and $255.5 million for the year ended December 31, 2011 and provided net cash of approximately $120.0 million for the year ended December 31, 2010. The increase in net cash used in financing activities in both years is primarily related to higher levels of repurchases of our common stock under our stock repurchase program.

As of December 31, 2012, $2,054.5 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. We utilize a variety of strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. However, other than amounts representing pre-2002 undistributed Indian earnings for which we have already accrued U.S. taxes, we intend to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

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

Commitments and Contingencies

As of December 31, 2012, we had outstanding fixed capital commitments of approximately $163.5 million related to our India development center expansion program, which included expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers primarily in regions designated as SEZs located in India. As of December 31, 2012, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$724,314	$124,644	$227,199	$143,970	$228,501
Fixed capital commitments(1)	163,484	163,484	—	—	—
Other purchase commitments(2)	39,508	18,276	21,232	—	—

Total	$927,306	$306,404	$248,431	$143,970	$228,501

(1)	Relates to our India development and delivery center expansion program.
(2)	Other purchase commitments include, among other things, communications and information technology obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

As of December 31, 2012, we had $92.7 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these income tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 79.4% of our revenues for the year ended December 31, 2012 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 30.5% of our global operating costs for the year ended December 31, 2012, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2012, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of approximately $11.7 million, which were primarily attributed to the remeasurement of Indian rupee net monetary assets on Cognizant India’s books to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies in our foreign subsidiaries, primarily the Indian rupee.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. We recorded losses of $96.1 million in 2012 and gains of $18.8 million in 2011, on contracts that settled during each year. As of December 31, 2012, we have outstanding contracts with a total notional value of $3,353.0 million at a weighted average forward rate of 54.13 rupees to the U.S. dollar. These contracts are scheduled to mature as follows: outstanding contracts with a notional value of $1,253.0 million and a weighted average forward rate of 51.0 rupees to the U.S. dollar scheduled to mature in 2013; outstanding contracts with a notional value of $1,200 million and a weighted average forward rate of 54.1 rupees to the U.S. dollar scheduled to mature in 2014; outstanding contracts with a notional value of $780.0 million and a weighted average forward rate of 57.5 rupees to the U.S. dollar scheduled to mature in 2015; and outstanding contracts with a notional value of $120.0 million and a weighted average forward rate of 65.2 rupees to the U.S. dollar scheduled to mature in 2016.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2013 which are primarily used to hedge our Indian rupee denominated net monetary assets. At December 31, 2012, the notional value of the outstanding contracts was $208.6 million and the related fair value was a net liability of $5.2 million. During 2012, inclusive of losses of $8.3 million on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $20.0 million.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2012, 2011 and 2010 that have, or are reasonably likely to have, a current or future effect on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented companies and are eligible for certain income tax holiday benefits granted by the Indian government for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. We have constructed and expect to continue to locate most of our newer development facilities in SEZs. All Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income tax within a 10-year expiration period, subject to certain limitations. Currently, we anticipate utilizing our existing MAT balances against our future corporate income tax obligations in India. However, our ability to do so could be impacted by possible changes to the Indian tax laws as well as the future financial results of Cognizant India.

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

Investments. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities include securities backed by auto loans, credit card receivables, mortgage loans and other receivables and are rated AAA/Aaa. The years of issuance of our asset-backed securities fall in the 2003 to 2012 range.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment for any of our reporting units. As of December 31, 2012, our goodwill balance was $309.2 million.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued guidance related to accumulated other comprehensive income, requiring the presentation of significant amounts reclassified out of accumulated other comprehensive income to the respective line items in the statement of operations. For those amounts required by U.S. GAAP to be reclassified to earnings in their entirety in the same reporting period, this presentation is required either on the statement of operations or in a single footnote. For items that are not required to be reclassified in their entirety to earnings, the presentation requirement can be met by cross-referencing disclosures elsewhere in the footnotes. The pronouncement is effective on a prospective basis effective for interim and annual reporting periods that start after December 15, 2012. The adoption of this standard affects financial statement presentation only and will have no effect on our financial condition or consolidated results of operations.

In December 2011, the FASB issued guidance requiring enhanced disclosures related to the nature of an entity’s rights to offset and any related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed and the related net exposure. In January 2013, the FASB issued an additional update clarifying the scope of this guidance. The new guidance will be effective for periods beginning on or after January 1, 2013. The adoption of this standard affects financial statement disclosures only and will have no effect on our financial condition or consolidated results of operations.

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

Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, plans, objectives, and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, but not limited to, continuing worsening economic conditions in the United States and Europe; the loss of customers; the rate of growth in the use of technology in business and the type and level of technology spending by our clients; the risk of reputational harm to us; increased competition from other service providers; the risk that we may not be able to keep pace with the rapidly evolving technological environment; competition for hiring highly-skilled professionals or the loss of key personnel; the risk that we may not be able to control our costs or maintain favorable pricing and utilization rates; the risk that we might not be able to maintain effective internal controls; the risk that we may not be able to enforce non-competition agreements with our executives; the risk of liability resulting from security breaches; our inability to successfully acquire or integrate target companies; changes in domestic and international regulations and legislation, including immigration and anti-outsourcing legislation; the effect of fluctuations in the Indian rupee and other currency exchange rates; the effect of our use of derivative instruments; the risk of war, terrorist activities, pandemics and natural disasters; the possibility that me may choose to repatriate foreign earnings or that those earnings may become subject to tax on a U.S. basis; the possibility that we may lose certain tax benefits provided to companies in our industry by India; the risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others; the possibility that we could lose our ability to utilize the intellectual property rights of others; and the factors set forth in Part I, in the section entitled “Item 1A. Risk Factors” in this report. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, including this report in the sections titled “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, the notional value of these contracts was $3,353.0 million. The outstanding contracts as of

December 31, 2012 are scheduled to mature each month during 2013, 2014, 2015 and 2016. At December 31, 2012, the net unrealized loss on our outstanding foreign exchange forward contracts was $296.6 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2012, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $285.5 million.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2013 which are primarily used to hedge our Indian rupee denominated net monetary assets. At December 31, 2012, the notional value of the outstanding contracts was $208.6 million and the related fair value was a liability of $5.2 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2012, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $17.7 million.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash, cash equivalents and short-term investments. As of December 31, 2012, we had $2,863.8 million of cash, cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of December 31, 2012, our short-term investments totaled $1,293.7 million. Our investment portfolio is primarily comprised of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities and asset-backed securities.

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

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2012. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act and is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting, as stated in their report which is included on page F-2.

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

We have entered into amended and restated employment agreements with each of Messrs. Francisco D’Souza, our Chief Executive Officer, Gordon J. Coburn, our President, Ramakrishnan Chandrasekaran, our Group Chief Executive – Technology and Operations, Rajeev Mehta, our Group Chief Executive – Industry and Markets, and Steven Schwartz, our Senior Vice President and General Counsel, which supersede and replace these executives’ existing severance and noncompetition agreements. In addition, we have entered into an employment agreement with Ms. Karen McLoughlin, our Chief Financial Officer, who had not previously been a party to a severance and noncompetition or similar agreement. Each of these employment agreements is substantially similar, as described below. The agreements govern the terms and conditions of the executives’ employment, including their duties and responsibilities, compensation and benefits, and applicable severance terms.

Each employment agreement became effective February 25, 2013, and will continue in effect until terminated by the executive or by us. Each employment agreement provides for an annual base salary, which is subject to review and modification by our Compensation Committee. Each executive is also eligible to earn incentive compensation pursuant to applicable bonus plan(s), and is also eligible to receive the customary fringe benefits that are generally available to our employees.

Pursuant to the employment agreements, upon any termination of employment, the executive is entitled to receive any accrued but unpaid amounts or benefits as of the termination date. Each employment agreement also provides for certain severance payments and benefits upon specified terminations of employment. Upon a termination of employment without “cause,” other than due to the executive’s death or disability, or for “good reason,” in any case, prior to a “change in control” (each such term as defined in the applicable employment agreement), then subject to the execution of a release, the executive is entitled to receive: (i) continued payment of base salary for twenty-two months following termination; (ii) group medical insurance continuation coverage for up to twelve months following termination; (iii) accelerated vesting of any then-outstanding and unvested equity awards that are (A) subject to continued service vesting requirements only or (B) subject to performance-based vesting requirements with respect to which all performance objectives have been satisfied and the applicable performance period has expired so that only continued service vesting requirements remain as of the termination date, and in either case, that would have otherwise vested during the twelve-month period following termination (had the executive remained employed through such twelve-month period).

If such a termination occurs upon or within twelve months after a “change in control”, then subject to the execution of a release, the executive is entitled to receive (in lieu of the severance benefits described above): (a) an amount equal to one times the executive’s annual base salary, payable in installments over a twelve-month period following termination; (b) an amount equal to the executive’s target bonus for the year of termination (assuming 100% achievement of all applicable targets and objectives), payable in a lump sum within thirty-five days following termination; (c) group medical insurance continuation coverage for up to twelve months following termination; (d) accelerated vesting of any then-outstanding and unvested equity awards that are (X) subject to continued service vesting requirements only or (Y) subject to performance-based vesting requirements with respect to which all performance objectives have been satisfied and the applicable performance period has expired so that only continued service vesting requirements remain as of the termination date, and in either case, that would have otherwise vested during the twelve-month period following termination (had the executive remained employed through such twelve-month period); and (e) accelerated vesting of a prorated portion of any then-outstanding and unvested equity awards that are subject to performance-based vesting requirements with respect to which the applicable performance period has not expired as of the termination date, based on the company’s determination of the level of achievement of the applicable performance objectives for the portion of the performance period that occurs prior to the consummation of the change in control.

The employment agreements each include an Internal Revenue Code Section 280G “cutback” provision, which provides that any payment or benefit paid or provided to the executives pursuant to the agreements that would otherwise constitute a “parachute payment” and be subject to an excise tax under Internal Revenue Code Section 4999 will be reduced to the extent necessary so that no portion of such payments or benefits will be subject to the excise tax. Additionally, each executive will be subject to any clawback or recoupment policies, pursuant to which we will be permitted to recoup all or part of certain severance amounts, cash bonuses or incentive compensation (including equity incentive compensation) paid or awarded to the executive in the event that we are required to restate our financial statements.

The employment agreements each contain confidentiality restrictions effective during and after employment and non-competition and non-solicitation covenants effective during employment and for one year following the termination of employment. In addition, the employment agreements contain intellectual property covenants which require the executives to disclose any inventions created by them during employment and for a period of six months following the termination of employment, and provides that the executives will assign certain inventions created during such period to us in accordance with applicable intellectual property laws.

The foregoing description of the employment agreements does not purport to be complete and is qualified by reference to the full text of the form of employment agreement, which is attached hereto as Exhibit 10.4 and incorporated by reference herein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Code of Ethics” and “Committees of the Board-Audit Committee.”

We have adopted a written code of business conduct and ethics, entitled “Cognizant’s Core Values and Standards of Business Conduct,” that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website which is located at www.cognizant.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Select Market by posting it on our website.

Item 11.	Executive Compensation

The discussion under the heading “Executive Compensation,” “Compensation Committee Report,” “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables-Equity Compensation Plan Information” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The discussion under the heading “Certain Relationships and Related Transactions and Director Independence” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(2) Consolidated Financial Statement Schedule. Reference is made to the Index to Financial Statement Schedule on Page F-1.

(3) Exhibits. Reference is made to the Index to Exhibits on Page 70.

Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of February, 2013.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ FRANCISCO D’SOUZA
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCISCO D’SOUZA Francisco D’Souza	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013

/s/ KAREN MCLOUGHLIN Karen McLoughlin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013

/s/ JOHN E. KLEIN John E. Klein	Chairman of the Board and Director	February 26, 2013

/s/ LAKSHMI NARAYANAN Lakshmi Narayanan	Vice Chairman of the Board and Director	February 26, 2013

/s/ THOMAS M. WENDEL Thomas M. Wendel	Director	February 26, 2013

/s/ ROBERT W. HOWE Robert W. Howe	Director	February 26, 2013

/s/ ROBERT E. WEISSMAN Robert E. Weissman	Director	February 26, 2013

/s/ JOHN N. FOX, JR. John N. Fox, Jr.	Director	February 26, 2013

/s/ MAUREEN BREAKIRON-EVANS Maureen Breakiron-Evans	Director	February 26, 2013

/s/ MICHAEL PATSALOS-FOX Michael Patsalos-Fox	Director	February 26, 2013

/s/ LEO S. MACKAY, JR. Leo S. Mackay, Jr.	Director	February 26, 2013

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	000-24429	3.1	2/13/03

3.2	Amended and Restated By-laws of the Company, as amended on April 18, 2008	8-K	000-24429	3.1	4/23/08

3.3	Amendment to Restated Certificate of Incorporation, dated May 26, 2004	10-Q	000-24429	3.1	8/6/04

3.4	Amendment to Restated Certificate of Incorporation, dated June 13, 2006	8-K	000-24429	3.1	6/13/06

3.5	Amendment to Restated Certificate of Incorporation, dated June 2, 2011	8-K	000-24429	3.1	6/2/11

3.6	Amendment to Amended and Restated By-laws of the Company, as amended, dated June 2, 2011	8-K	000-24429	3.2	6/2/11

4.1	Rights Agreement, dated March 5, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes the Certificate of Designations for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C	8-K	000-24429	4.1	3/6/03

4.2	Specimen Certificate for shares of Class A common stock	S-4/A	333-101216	4.2	1/30/03

10.1†	Form of Indemnification Agreement for Directors and Officers	S-1	333-49783	10.1	4/9/98

10.2†	Amended and Restated Cognizant Technology Solutions Key Employees’ Stock Option Plan	S-1	333-49783	10.2	4/9/98

10.3†	Amended and Restated Cognizant Technology Solutions Non-Employee Directors’ Stock Option Plan	S-1	333-49783	10.3	4/9/98

10.4†	Form of Amended and Restated Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and each of its Executive Officers.					*

10.5†	Amended and Restated 1999 Incentive Compensation Plan (as Amended and Restated Through April 26, 2007)	8-K	000-24429	10.1	6/8/07

10.6†	2004 Employee Stock Purchase Plan (as amended and restated effective as of April 1, 2010)	8-K	000-24429	10.1	6/1/10

10.7†	Form of Stock Option Certificate	10-Q	000-24429	10.1	11/8/04

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed Herewith

10.8†	The Cognizant Technology Solutions Executive Pension Plan	10-Q	000-24429	10.2	8/8/05

10.9	Distribution Agreement between IMS Health Incorporated and the Company, dated January 7, 2003	S-4/A	333-101216	10.13	1/30/03

10.10†	Amended and Restated 1999 Incentive Competition Plan Amendment No. 1, which became effective on March 2, 2007	10-Q	000-24429	10.1	5/10/07

10.11†	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007	10-Q	000-24429	10.2	5/10/07

10.12†	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007	10-Q	000-24429	10.3	5/10/07

10.13†	Form of Performance Unit Award for grants to certain executive officers	8-K	000-24429	10.1	12/7/07

10.14†	Form of Stock Unit Award Agreement pursuant to the Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan	8-K	000-24429	10.1	9/5/08

10.15†	The Cognizant Technology Solutions Executive Pension Plan, as amended and restated	8-K	000-24429	10.2	12/5/08

10.16†	Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan	8-K	000-24429	10.1	6/11/09

10.17†	Form of Cognizant Technology Solutions Corporation Stock Option Agreement	8-K	000-24429	10.1	7/6/09

10.18†	Form of Cognizant Technology Solutions Corporation Notice of Grant of Stock Option	8-K	000-24429	10.2	7/6/09

10.19†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Time-Based Vesting	8-K	000-24429	10.3	7/6/09

10.20†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Time-Based Vesting	8-K	000-24429	10.4	7/6/09

10.21†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Performance-Based Vesting	8-K	000-24429	10.5	7/6/09

10.22†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Performance-Based Vesting	8-K	000-24429	10.6	7/6/09

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed Herewith

10.23†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance	8-K	000-24429	10.8	7/6/09

21.1	List of subsidiaries of the Company					*

23.1	Consent of PricewaterhouseCoopers LLP					*

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)					*

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)					*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation (the “Company”) and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2013

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par values)

	At December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,570,077	$1,310,906
Short-term investments	1,293,681	1,121,358
Trade accounts receivable, net of allowances of $25,816 and $24,658, respectively	1,345,661	1,179,043
Unbilled accounts receivable	183,085	139,627
Deferred income tax assets, net	201,894	109,042
Other current assets	219,896	225,530

Total current assets	4,814,294	4,085,506
Property and equipment, net of accumulated depreciation of $573,792 and $455,506, respectively	971,486	758,034
Goodwill	309,185	288,772
Intangible assets, net	87,475	97,616
Deferred income tax assets, net	178,824	164,192
Other noncurrent assets	160,307	113,813

Total assets	$6,521,571	$5,507,933

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$108,707	$72,205
Deferred revenue	149,696	105,713
Accrued expenses and other current liabilities	1,118,927	1,031,787

Total current liabilities	1,377,330	1,209,705
Deferred income tax liabilities, net	2,777	3,339
Other noncurrent liabilities	287,081	342,003

Total liabilities	1,667,188	1,555,047

Commitments and contingencies (See Note 13)

Stockholders’ Equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized, 301,680 and 303,106 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	3,017	3,031
Additional paid-in capital	457,260	692,723
Retained earnings	4,633,789	3,582,526
Accumulated other comprehensive income (loss)	(239,683)	(325,394)

Total stockholders’ equity	4,854,383	3,952,886

Total liabilities and stockholders’ equity	$6,521,571	$5,507,933

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$7,346,472	$6,121,156	$4,592,389
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	4,278,241	3,538,622	2,654,569
Selling, general and administrative expenses	1,557,646	1,328,665	972,093
Depreciation and amortization expense	149,089	117,401	103,875

Income from operations	1,361,496	1,136,468	861,852

Other income (expense), net:
Interest income	44,514	39,249	25,793
Other, net	(18,414)	(6,568)	(9,065)

Total other income (expense), net	26,100	32,681	16,728

Income before provision for income taxes	1,387,596	1,169,149	878,580
Provision for income taxes	336,333	285,531	145,040

Net income	$1,051,263	$883,618	$733,540

Basic earnings per share	$3.49	$2.91	$2.44

Diluted earnings per share	$3.44	$2.85	$2.37

Weighted average number of common shares outstanding—Basic	301,291	303,277	300,781
Dilutive effect of shares issuable under stock-based compensation plans	4,570	7,074	8,356

Weighted average number of common shares outstanding—Diluted	305,861	310,351	309,137

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$1,051,263	$883,618	$733,540

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	15,133	(7,839)	2,411
Change in unrealized (loss) gain on cash flow hedges, net of taxes of $18,816, ($64,217) and $1,044 for the years ended December 31, 2012, 2011 and 2010, respectively	70,229	(353,762)	12,313
Change in unrealized gain on available-for-sale securities, net of taxes of $105, $372, $408 for the years ended December 31, 2012, 2011 and 2010, respectively	349	609	597

Other comprehensive income (loss)	85,711	(360,992)	15,321

Comprehensive income	$1,136,974	$522,626	$748,861

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance, December 31, 2009	297,231	$2,972	$664,560	$1,965,368	$20,277	$2,653,177
Net income	—	—	—	733,540	—	733,540
Other comprehensive income	—	—	—	—	15,321	15,321

Comprehensive income						$748,861

Common stock issued, stock-based compensation plans	7,529	75	107,009	—	—	107,084
Tax benefit, stock-based compensation plans	—	—	73,839	—	—	73,839
Stock-based compensation expense	—	—	56,984	—	—	56,984
Repurchases of common stock	(892)	(9)	(58,991)	—	—	(59,000)
Business combination (see Note 2)	73	1	3,485	—	—	3,486

Balance, December 31, 2010	303,941	3,039	846,886	2,698,908	35,598	3,584,431
Net income	—	—	—	883,618	—	883,618
Other comprehensive (loss)	—	—	—	—	(360,992)	(360,992)

Comprehensive income						$522,626

Common stock issued, stock-based compensation plans	4,513	45	79,506	—	—	79,551
Tax benefit, stock-based compensation plans	—	—	39,778	—	—	39,778
Stock-based compensation expense	—	—	90,232	—	—	90,232
Repurchases of common stock	(5,511)	(55)	(374,092)	—	—	(374,147)
Business combination (see Note 2)	163	2	10,413	—	—	10,415

Balance, December 31, 2011	303,106	3,031	692,723	3,582,526	(325,394)	3,952,886
Net income	—	—	—	1,051,263	—	1,051,263
Other comprehensive income	—	—	—	—	85,711	85,711

Comprehensive income						$1,136,974

Common stock issued, stock-based compensation plans	7,176	72	129,413	—	—	129,485
Tax benefit, stock based compensation plans	—	—	48,528	—	—	48,528
Stock-based compensation expense	—	—	107,355	—	—	107,355
Repurchases of common stock	(8,602)	(86)	(520,759)	—	—	(520,845)

Balance, December 31, 2012	301,680	$3,017	$457,260	$4,633,789	$(239,683)	$4,854,383

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$1,051,263	$883,618	$733,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,588	124,175	110,172
Provision for doubtful accounts	5,076	4,582	5,950
Deferred income taxes	(117,908)	(8,599)	(51,909)
Stock-based compensation expense	107,355	90,232	56,984
Excess tax benefits on stock-based compensation plans	(48,373)	(39,141)	(71,919)
Other	2,499	46,036	(7,598)
Changes in assets and liabilities:
Trade accounts receivable	(158,603)	(284,167)	(278,418)
Other current assets	(29,833)	(99,224)	(75,347)
Other noncurrent assets	(36,692)	(28,805)	(24,296)
Accounts payable	32,773	(8,593)	18,597
Other current and noncurrent liabilities	208,438	195,038	348,898

Net cash provided by operating activities	1,172,583	875,152	764,654

Cash flows from investing activities:
Purchases of property and equipment	(334,465)	(288,221)	(185,512)
Purchases of investments	(1,428,508)	(1,338,664)	(934,185)
Proceeds from maturity or sale of investments	1,252,821	859,404	706,670
Business combinations, net of cash acquired	(59,894)	(82,800)	(33,863)

Net cash (used in) investing activities	(570,046)	(850,281)	(446,890)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	129,484	79,551	107,084
Excess tax benefits on stock-based compensation plans	48,373	39,141	71,919
Repurchases of common stock	(520,845)	(374,147)	(59,000)

Net cash (used in) provided by financing activities	(342,988)	(255,455)	120,003

Effect of exchange rate changes on cash and cash equivalents	(378)	521	2,272

Increase (decrease) in cash and cash equivalents	259,171	(230,063)	440,039
Cash and cash equivalents, beginning of year	1,310,906	1,540,969	1,100,930

Cash and cash equivalents, end of period	$1,570,077	$1,310,906	$1,540,969

Supplemental information:
Cash paid for income taxes during the year	$402,098	$248,229	$127,129

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data)

1. Summary of Significant Accounting Policies

The terms “Cognizant,” “we,” “our,” “us” and the “Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise.

Description of Business. We are a leading provider of information technology (IT), consulting and business process outsourcing services, dedicated to helping the world’s leading companies build stronger businesses. Our clients engage us to help them build more efficient operations, provide solutions to critical business and technology problems, and to help them drive technology-based innovation and growth. Our core competencies include: Business, Process, Operations and IT Consulting, Application Development and Systems Integration, Enterprise Information Management, or EIM, Application Testing, Application Maintenance, IT Infrastructure Services, or IT IS and Business and Knowledge Process Outsourcing, or BPO and KPO. We tailor our services to specific industries and utilize an integrated global delivery model.

Basis of Presentation and Principles of Consolidation. The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and reflect the consolidated financial position, results of operations, comprehensive income and cash flows of our consolidated subsidiaries for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit-worthiness of each customer, historical collections experience and other information, including the aging of the receivables. We evaluate the collectability of our accounts receivable on an on-going basis and write-off accounts when they are deemed to be uncollectible.

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

Internal Use Software. Costs for software developed or obtained for internal use are capitalized, including the salaries and benefits of employees that are directly involved in the installation and development of such software. The capitalized costs are amortized on a straight-line basis over the lesser of three years or the software’s useful life. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.

Goodwill. We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values including goodwill and identifiable intangible assets. We test goodwill at the reporting unit level for impairment at least annually or as circumstances warrant. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. We do not have any indefinite-lived intangible assets.

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

Stock Repurchase Program. Our existing stock repurchase program approved by our Board of Directors in December 2010 and subsequently amended during 2011 and 2012 allows for the repurchase of $1,000,000 of our outstanding shares of Class A common stock. This stock repurchase program, as amended, expires on December 31, 2013. We completed stock repurchases of 13,675,683 shares for $866,566, inclusive of fees and expenses, under this program. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. During 2012, 2011, and 2010 such repurchases totaled 532,592, 504,164 and 292,576 shares, respectively, at an aggregate cost of $34,925, $35,365 and $17,136, respectively. At the time of repurchase, shares are returned to the status of authorized and unissued shares. We account for the repurchases as constructively retired and record such repurchases as a reduction of Class A common stock and additional paid-in capital.

Revenue Recognition. Revenues related to time-and-material contracts are recognized as the service is performed. Revenues related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the service is performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs (cost to cost method). Revenues related to fixed-price contracts that provide solely for application maintenance services are recognized on a straight-line basis unless revenues are earned and obligations are fulfilled in a different pattern. Revenues related to fixed-price contracts that do not provide for highly complex information technology development services are recognized as services are performed on a proportional performance basis based upon the level of effort. Expenses are recorded as incurred during the contract period.

Revenues related to business process outsourcing, or BPO, contracts entered into on a time-and-material basis are recognized as the services are performed. Revenues from fixed-price BPO contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Revenues from transaction-priced contracts are recognized as transactions are processed. Amounts billable for transition or set-up activities in BPO contracts are deferred and recognized as revenue evenly over the period services are provided. Costs related to delivering BPO services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period of service. The deferred costs are specific costs directly related to transition or set-up activities necessary to enable the BPO services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of the deferred assets. Deferred transition revenues and costs as of December 31, 2012 and 2011 were immaterial.

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

For all services, revenue is earned when and if evidence of an arrangement is obtained and the other criteria to support revenue recognition are met, including price that is fixed or determinable, services that have been rendered and collectability that is reasonably assured. Revenues related to services performed without a signed agreement or work order are not recognized until there is evidence of an arrangement, such as when agreements or work orders are signed or payment is received; however, the cost related to the performance of such work is recognized in the period the services are rendered.

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

Foreign Currency. The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) on the accompanying consolidated statements of financial position. The U.S. dollar is the functional currency for certain foreign subsidiaries who conduct business predominantly in U.S. dollars. For these foreign subsidiaries, non-monetary assets and liabilities are remeasured at historical exchange rates, while monetary assets and liabilities are remeasured at current exchange rates. Foreign currency exchange gains or losses from remeasurement are included in income. Net foreign currency exchange (losses) included in our results of operations, inclusive of our undesignated foreign currency hedges, were ($20,015), ($8,779), and ($9,868), for the years ended December 31, 2012, 2011 and 2010, respectively.

Derivative Financial Instruments. Derivative financial instruments are accounted for in accordance with the authoritative guidance which requires that each derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Our derivative financial instruments consist of foreign exchange forward contracts. For derivative financial instruments to qualify for hedge accounting, the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose us to risk; and (3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The authoritative guidance also requires that changes in our derivatives’ fair values be recognized in income unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges). For items to which hedge accounting is applied, we record the effective portion of our derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income (loss) in the accompanying consolidated statements of financial position. Any ineffectiveness or excluded portion of a designated cash flow hedge is recognized in income.

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

Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, time deposits, investments in securities, derivative financial instruments and trade accounts receivable. We maintain our cash and cash equivalents and investments with high credit quality financial institutions, invest in investment-grade debt securities and limit the amount of credit exposure to any one commercial issuer. Trade accounts receivable are dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited.

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

Earnings Per Share, or EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding. For purposes of computing diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively, 4,570,000, 7,074,000, and 8,356,000 shares were assumed to have been outstanding related to common share equivalents. We exclude options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. We excluded 19,500 shares in 2012, 12,500 shares in 2011, and zero shares in 2010 from our diluted EPS calculation. Also, in accordance with the authoritative guidance, we excluded from the calculation of diluted EPS options to purchase an additional 79,300 shares in 2012, 38,600 shares in 2011, and 16,500 shares in 2010, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of our common stock because their effect would be anti-dilutive. We include performance stock unit awards in the dilutive potential common shares when they become contingently issuable per the authoritative guidance and exclude the awards when they are not contingently issuable.

Accounting Changes and New Accounting Standards.

In June 2011, the Financial Accounting Standards Board, or FASB, issued new guidance, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate consecutive statements, thus eliminating the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This became effective January 1, 2012. We adopted this standard on January 1, 2012 and elected to present comprehensive income in two consecutive statements. The adoption of this standard affects financial statement presentation only and had no effect on our financial condition or consolidated results of operations.

In February 2013, the FASB issued additional guidance related to accumulated other comprehensive income, requiring the presentation of significant amounts reclassified out of accumulated other comprehensive income to the respective line items in the statement of operations. For those amounts required by U.S. GAAP to be reclassified to earnings in their entirety in the same reporting period, this presentation is required either on the statement of operations or in a single footnote. For items that are not required to be reclassified in their entirety to earnings, the presentation requirement can be met by cross-referencing disclosures elsewhere in the footnotes. The pronouncement is effective on a prospective basis effective for interim and annual reporting periods that start after December 15, 2012. The adoption of this standard affects financial statement presentation only and will have no effect on our financial condition or consolidated results of operations.

In September 2011, the FASB issued new guidance related to goodwill impairment testing. This standard allows, but does not require, an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The new standard gives an entity the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This standard is effective for periods beginning on January 1, 2012 and the adoption of this standard had no effect on our financial condition or consolidated results of operations.

In December 2011, the FASB issued guidance requiring enhanced disclosures related to the nature of an entity’s rights to offset and any related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed and the related net exposure. In January 2013, the FASB issued an additional update clarifying the scope of this guidance. The new guidance will be effective for periods beginning on or after January 1, 2013. The adoption of this standard affects financial statement disclosures only and will have no effect on our financial condition or consolidated results of operations.

Note 2 — Business Combinations

During 2012, we completed three business combinations for total cash consideration of approximately $28,100 (net of cash acquired). In August of 2012, we entered into a transaction pursuant to which we signed a multi-year service agreement, assumed an assembled workforce, and acquired land, building and other assets. Under the current authoritative business combination guidelines, this transaction qualified as a business combination. This transaction expands our business process outsourcing capabilities within the insurance industry. Additionally, in 2012, we completed two business combinations to strengthen our business and knowledge process outsourcing and research capabilities within the media and healthcare industries. As part of these transactions, we acquired customer relationship assets, assembled workforces, and other assets. In addition, during 2012, we settled contingent payment provisions of approximately $31,400 related to business combinations completed in prior years.

During 2011, we completed two business combinations for total consideration, including stock, of approximately $91,000 (net of cash acquired). These transactions strengthen our business process outsourcing and analytics solution offerings and enhance our retail SAP capabilities.

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

We made an allocation of the purchase price to the tangible and intangible assets and liabilities acquired, including tax deductible goodwill and non-tax deductible goodwill as described in the table below:

	2012	2011	2010
Total initial consideration, net of cash acquired(1)	$28,100	$91,000	$46,000
Purchase price allocated to:
Tax deductible goodwill	—	21,367	—
Non-deductible goodwill	19,096	44,713	22,600
Intangible assets	10,000	19,400	25,700
Weighted average life of intangible assets	8.6 years	8.2 years	8.6 years

(1)	Includes stock consideration in 2011 and 2010.

The acquisitions in 2012, 2011, and 2010 were included in our consolidated financial statements as of the date which they were acquired and were not material to our operations, financial position or cash flows. For additional details of our goodwill and intangible assets see Note 5.

Note 3 — Investments

Investments were as follows as of December 31:

	2012	2011
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$551,236	$464,938
Corporate and other debt securities	290,936	202,705
Asset-backed securities	97,112	100,894
Municipal debt securities	47,292	43,889
Mutual funds	21,150	—
Foreign government debt securities	3,620	10,500

Total available-for-sale investment securities	1,011,346	822,926
Time deposits	282,335	298,432

Total investments	$1,293,681	$1,121,358

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, mutual funds invested in fixed income securities and asset-backed securities, including those backed by auto loans, credit card receivables, mortgage loans and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of December 31, 2012 and 2011.

Available-for-Sale Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities were as follows at December 31:

	2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$550,317	$972	$(53)	$551,236
Corporate and other debt securities	289,146	1,812	(22)	290,936
Asset-backed securities	97,004	237	(129)	97,112
Municipal debt securities	47,266	93	(67)	47,292
Mutual funds	21,583	—	(433)	21,150
Foreign government debt securities	3,590	30	—	3,620

Total available-for-sale investment securities	$1,008,906	$3,144	$(704)	$1,011,346

	2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$463,318	$1,742	$(122)	$464,938
Corporate and other debt securities	202,284	902	(481)	202,705
Asset-backed securities	101,068	100	(274)	100,894
Municipal debt securities	43,873	101	(85)	43,889
Foreign government debt securities	10,397	105	(2)	10,500

Total available-for-sale investment securities	$820,940	$2,950	$(964)	$822,926

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31:

	2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$120,118	$(53)	$—	$—	$120,118	$(53)
Corporate and other debt securities	25,662	(21)	699	(1)	26,361	(22)
Asset-backed securities	27,180	(93)	1,499	(36)	28,679	(129)
Municipal debt securities	7,908	(32)	696	(35)	8,604	(67)
Mutual funds	21,150	(433)	—	—	21,150	(433)

Total	$202,018	$(632)	$2,894	$(72)	$204,912	$(704)

	2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$122,124	$(122)	$—	$—	$122,124	$(122)
Corporate and other debt securities	75,076	(481)	—	—	75,076	(481)
Asset-backed securities	58,503	(241)	2,292	(33)	60,795	(274)
Municipal debt securities	5,149	(17)	1,732	(68)	6,881	(85)
Foreign government debt securities	1,507	(2)	—	—	1,507	(2)

Total	$262,359	$(863)	$4,024	$(101)	$266,383	$(964)

The unrealized losses for the above securities as of December 31, 2012 and 2011 are primarily attributable to changes in interest rates. As of December 31, 2012, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of our fixed income available-for-sale investment securities as of December 31, 2012 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$147,037	$147,304
Due after one year up to two years	379,383	380,735
Due after two years up to three years	362,297	363,434
Due after three years up to four years	1,602	1,611
Asset-backed securities	97,004	97,112

Fixed income available-for-sale investment securities	$987,323	$990,196

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows for the years ended December 31:

	2012	2011	2010
Proceeds from sales of available-for-sale investment securities	$697,406	$652,992	$195,693

Gross gains	$2,410	$3,102	$778
Gross losses	(402)	(785)	(124)

Net gains on sales of available-for-sale investment securities	$2,008	$2,317	$654

4. Property and Equipment, net

Property and equipment were as follows as of December 31:

	Estimated Useful Life (Years)	2012	2011
Buildings	30	$423,340	$321,280
Computer equipment and software	3	352,147	291,883
Furniture and equipment	5 – 9	240,988	186,983
Land		20,396	16,042
Leasehold land		60,306	39,186
Capital work-in-progress		256,272	211,140
Leasehold improvements	Shorter of the lease term or the life of the leased asset	191,829	147,026

Sub-total		1,545,278	1,213,540
Accumulated depreciation and amortization		(573,792)	(455,506)

Property and equipment, net		$971,486	$758,034

Depreciation and amortization expense related to property and equipment was $137,561, $107,257, and $93,190 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

5. Goodwill and Intangible Assets, net

Changes in goodwill were as follows for the years ended December 31:

	2012	2011
Balance, beginning of year	$288,772	$223,963
Business combinations	19,096	66,080
Cumulative translation adjustments	1,317	(1,271)

Balance, end of year	$309,185	$288,772

In 2012 and 2011, the increase in goodwill was primarily related to business combinations completed during the period. No impairment losses were recognized during the three years ended December 31, 2012.

Goodwill has been allocated to our reportable segments as follows as of December 31:

	2012	2011
Financial Services	$137,677	$126,550
Healthcare	78,977	70,977
Manufacturing/Retail/Logistics	48,304	48,057
Other	44,227	43,188

Total goodwill	$309,185	$288,772

Components of intangible assets were as follows as of December 31:

	2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$142,653	$(67,058)	$75,595
Developed technology	4,222	(2,204)	2,018
Other	13,921	(4,059)	9,862

Total intangible assets	$160,796	$(73,321)	$87,475

	2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$134,285	$(50,698)	$83,587
Developed technology	4,158	(1,275)	2,883
Other	13,216	(2,070)	11,146

Total intangible assets	$151,659	$(54,043)	$97,616

All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangible assets totaled $19,027 for 2012, $16,918 for 2011, and $16,982 for 2010. During 2012, 2011 and 2010, amortization expense of $7,499, $6,774 and $6,297, respectively, relating to customer relationship intangible assets was recorded as a reduction of revenues. These intangible assets are attributed to direct revenue contracts with sellers of acquired businesses.

Estimated amortization expense related to our existing intangible assets for the next five years are as follows:

Year	Amount
2013	$18,220
2014	17,513
2015	12,467
2016	11,874
2017	10,275

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows as of December 31:

	2012	2011
Compensation and benefits	$661,816	$632,649
Income taxes	29,570	27,676
Professional fees	35,366	32,861
Travel and entertainment	26,417	18,215
Customer volume incentives	142,945	104,989
Derivative financial instruments	130,923	126,731
Deferred income taxes	454	73
Other	91,436	88,593

Total accrued expenses and other current liabilities	$1,118,927	$1,031,787

7. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows as of December 31:

	2012	2011
Foreign currency translation adjustments	$11,572	$(3,561)
Unrealized (loss) on cash flow hedges, net of taxes	(252,810)	(323,039)
Unrealized gain on available-for-sale securities, net of taxes	1,555	1,206

Total accumulated other comprehensive income (loss)	$(239,683)	$(325,394)

8. Employee Benefits

We contribute to defined contribution plans in the United States and Europe, including a 401(k) savings and supplemental retirement plans in the United States. Total expenses for company contributions to these plans were $24,789, $19,453, and $13,447 for the years ended December 31, 2012, 2011, and 2010, respectively.

We maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans.

Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by the Company. For these plans, we recognized a contribution expense of $54,125, $49,200, and $35,049 for the years ended December 31, 2012, 2011, and 2010, respectively.

We also maintain a gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to an employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. Accordingly, our liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2012 and 2011, the amount accrued under the gratuity plan was $56,737 and $39,916, which is net of fund assets of $50,427 and $40,744, respectively. Expense recognized by us was $28,496, $29,703, and $16,949 for the years ended December 31, 2012, 2011, and 2010, respectively.

9. Income Taxes

Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2012	2011	2010
United States	$381,940	$344,143	$220,234
Foreign	1,005,656	825,006	658,346

Income before provision for income taxes	$1,387,596	$1,169,149	$878,580

The provision for income taxes consists of the following components for the years ended December 31:

	2012	2011	2010
Current:
Federal and state	$265,826	$120,441	$110,713
Foreign	188,415	173,689	86,236

Total current	454,241	294,130	196,949

Deferred:
Federal and state	(99,649)	26,549	(12,597)
Foreign	(18,259)	(35,148)	(39,312)

Total deferred	(117,908)	(8,599)	(51,909)

Total provision for income taxes	$336,333	$285,531	$145,040

The reconciliation between our effective income tax rate and the U.S. federal statutory rate is as follows:

	2012	%	2011	%	2010	%
Tax expense, at U.S. federal statutory rate	$485,659	35.0	$409,202	35.0	$307,503	35.0
State and local income taxes, net of federal benefit	24,032	1.7	20,373	1.7	13,699	1.6
Non-taxable income for Indian tax purposes	(151,789)	(10.9)	(125,708)	(10.8)	(166,800)	(19.0)
Rate differential on foreign earnings	(22,126)	(1.6)	(26,030)	(2.2)	(17,733)	(2.0)
Other	557	0.0	7,694	0.7	8,371	0.9

Total provision for income taxes	$336,333	24.2	$285,531	24.4	$145,040	16.5

The significant components of deferred income tax assets and liabilities recorded on the consolidated statements of financial position were as follows as of December 31:

	2012	2011
Deferred income tax assets:
Net operating losses	$10,911	$9,742
Revenue recognition	31,628	33,083
Compensation and benefits	99,110	60,358
Stock-based compensation	26,993	30,366
Minimum alternative tax (MAT) and other credits	178,244	120,843
Other	62,416	55,882

	409,302	310,274
Less valuation allowance	(6,288)	(10,365)

Deferred income tax assets, net	403,014	299,909

Deferred income tax liabilities:
Undistributed Indian earnings	5,601	5,689
Depreciation and amortization	832	—
Intangible assets	19,094	24,398

Deferred income tax liabilities	25,527	30,087

Net deferred income tax assets	$377,487	$269,822

At December 31, 2012, we had foreign net operating loss carryforwards of approximately $34,200. We have recorded a full valuation allowance on certain foreign net operating loss carryforwards. As of December 31, 2012 and 2011, deferred income tax assets related to the MAT were approximately $163,000 and $112,200, respectively. The calculation of the Minimum Alternate Tax, or MAT, includes all profits realized by our Indian subsidiaries and any MAT paid is creditable against future corporate income tax within a 10-year expiration period, subject to certain limitations. Our existing MAT assets expire between March 2018 and March 2023 and we expect to fully utilize them within the applicable 10-year expiration periods.

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for period of up to 15 years. Our Indian operations outside of SEZs are subject to corporate income tax at a rate of 32.4%. In addition, all Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of 20.0%. On March 31, 2011, income tax holidays related to export activities conducted within Software Technology Parks, or STPs, expired. For the years ended December 31, 2012, 2011, and 2010, the effect of the income tax holidays for our STPs and SEZs was to reduce the overall income tax provision and increase net income by approximately $151,789, $125,708, and $166,800, respectively, and increase diluted EPS by $0.50, $0.41, and $0.54, respectively.

During the first quarter of 2002, we made a strategic decision to pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion in Europe and Asia. We do not intend to repatriate our foreign earnings for all periods (except with respect to Indian earnings generated prior to 2002) as such earnings are deemed to be indefinitely reinvested outside the United States. As of December 31, 2012, the amount of unrepatriated Indian earnings and total foreign earnings (including unrepatriated Indian earnings) upon which no incremental U.S. taxes have been recorded is approximately $3,406,000 and $3,753,900, respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

Due to the geographical scope of our operations, we are subject to tax examinations in various jurisdictions. Accordingly, we may record incremental tax expense, based upon the more-likely-than-not standard, for any uncertain tax positions. In addition, when applicable, we adjust the previously recorded income tax expense to reflect examination results when the position is effectively settled. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective income tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain.

Changes in unrecognized income tax benefits were as follows for the years ended December 31:

	2012	2011
Balance, beginning of year	$56,526	$22,950
Additions based on tax positions related to the current year	37,270	16,897
Additions for tax positions of prior years	7,847	7,559
Additions for tax positions of acquired subsidiaries	88	16,056
Reductions for tax positions due to lapse of statutes of limitations	(8,816)	(4,190)
Settlements	—	(1,591)
Foreign currency exchange movement	(194)	(1,155)

Balance, end of year	$92,721	$56,526

At December 31, 2012, the entire balance of unrecognized income tax benefits would affect our effective income tax rate, if recognized. While the Company believes uncertain tax positions may be settled within the next twelve months, it is difficult to estimate the income tax impact of these potential resolutions at this time. We recognize accrued interest and penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued interest and penalties at December 31, 2012 and 2011 was approximately $8,209 and $10,884, respectively, and relates to U.S. and foreign tax matters. The amount of interest and penalties expensed in 2012, 2011, and 2010 were immaterial.

We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2009 and onward. The statute of limitations for state audits varies by state. Years still under examination by foreign tax authorities are years 2001 and forward.

Note 10 — Fair Value Measurements

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

•	Level 3—Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$411,512	$—	$—	$411,512
Time deposits	—	300,770	—	300,770
Commercial paper	—	7,918	—	7,918

Total cash equivalents	411,512	308,688	—	720,200

Investments:
Time deposits	—	282,335	—	282,335

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	392,067	159,169	—	551,236
Corporate and other debt securities	—	290,936	—	290,936
Asset-backed securities	—	97,112	—	97,112
Municipal debt securities	—	47,292	—	47,292
Mutual funds		21,150		21,150
Foreign government debt securities	—	3,620	—	3,620

Total available-for-sale investment securities	392,067	619,279	—	1,011,346

Total investments	392,067	901,614	—	1,293,681

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	1,344	—	1,344
Accrued expenses and other current liabilities	—	(130,923)	—	(130,923)
Other noncurrent assets	—	3,436	—	3,436
Other noncurrent liabilities	—	(175,628)	—	(175,628)

Total	$803,579	$908,531	$—	$1,712,110

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$128,004	$—	$—	$128,004
Time deposits	—	13,283	—	13,283
Commercial paper	—	11,626	—	11,626

Total cash equivalents	128,004	24,909	—	152,913

Investments:
Time deposits	—	298,432	—	298,432

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	326,659	138,279	—	464,938
Corporate and other debt securities	—	202,705	—	202,705
Asset-backed securities	—	100,894	—	100,894
Municipal debt securities	—	43,889	—	43,889
Foreign government debt securities	—	10,500	—	10,500

Total available-for-sale investment securities	326,659	496,267	—	822,926

Total investments	326,659	794,699	—	1,121,358

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	30,935	—	30,935
Accrued expenses and other current liabilities	—	(126,731)	—	(126,731)
Other noncurrent liabilities	—	(259,104)	—	(259,104)

Total	$454,663	$464,708	$—	$919,371

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The value of the mutual funds invested in fixed income securities is based on the net asset value, or NAV of the fund, with appropriate consideration to the liquidity and any restrictions on disposition of the investment in the fund.

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

During the years ended December 31, 2012 and 2011, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 11 — Derivative Financial Instruments

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

The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statements of financial position as of December 31:

		2012		2011
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,230	$—	$—	$—
	Other noncurrent assets	3,436	—	—	—
	Accrued expenses and other current liabilities	—	125,633	—	126,536
	Other noncurrent liabilities	—	175,628	—	259,104

	Total	4,666	301,261	—	385,640

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	114	—	30,935	—
	Accrued expenses and other current liabilities	—	5,290	—	195

	Total	114	5,290	30,935	195

Total		$4,780	$306,551	$30,935	$385,835

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2013, 2014, 2015 and 2016. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of December 31, 2012, we estimate that $106,000 of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) gain included in accumulated other comprehensive income (loss) for such contracts were as follows as of December 31:

	2012	2011
2012	$—	$1,193,500
2013	1,253,000	1,080,000
2014	1,200,000	810,000
2015	780,000	420,000
2016	120,000	—

Total notional value of contracts outstanding	$3,353,000	$3,503,500

Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(252,810)	$(323,039)

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

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the years ended December 31:

	Increase (decrease) in Derivative Gains (Losses) Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2012	2011		2012	2011
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(7,065)	$(399,205)	Cost of revenues	$(79,335)	$15,294

			Selling, general and administrative expenses	(16,775)	3,480

			Total	$(96,110)	$18,774

The activity related to the change in net unrealized (losses) gains on cash flow hedges in accumulated other comprehensive income (loss) was as follows:

	2012	2011
Net unrealized (losses) gains on cash flow hedges, net of taxes, beginning of period	$(323,039)	$30,723
Change in fair value, net of tax	(10,613)	(339,553)
Reclassification into earnings, net of tax	80,842	(14,209)

Net unrealized (losses) gains on cash flow hedges, net of taxes, end of period	$(252,810)	$(323,039)

Other Derivatives

We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into a series of foreign exchange forward contracts scheduled to mature in 2013 which are primarily to purchase U.S. dollars and sell Indian rupees. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other, net in our consolidated statements of operations.

Additional information related to our outstanding contracts is as follows as of December 31:

	2012	2011
Notional value of contracts outstanding	$208,571	$234,239

The following table provides information on the location and amounts of realized and unrealized pre-tax gains (losses) on our other derivative financial instruments for years ended December 31, 2012 and 2011.

	Location of Net Gains /(Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2012	2011
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$(8,270)	$23,621

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

12. Stock-Based Compensation Plans

On June 5, 2009, our stockholders approved the adoption of the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan (the “2009 Incentive Plan”), under which 24,000,000 shares of our Class A common stock were reserved for issuance. The 2009 Incentive Plan is the successor plan to our Amended and Restated 1999 Incentive Compensation Plan which terminated on April 13, 2009 in accordance with its terms (the “1999 Incentive Plan”), our Amended and Restated Non-Employee Directors’ Stock Option Plan (the “Director Plan”) and our Amended and Restated Key Employees’ Stock Option Plan (the “Key Employee Plan”) which terminated in July 2009 (collectively, the “Predecessor Plans”). The 2009 Incentive Plan will not affect any options or stock issuances outstanding under the Predecessor Plans. No further awards will be made under the Predecessor Plans. As of December 31, 2012, we have 13,982,728 shares available for grant under the 2009 Incentive Plan.

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

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in 2010, provides for the issuance of up to 9,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis. As of December 31, 2012, we had 1,960,418 shares available for future grants and issuances under the Purchase Plan.

The allocation of total stock-based compensation expense between cost of revenues and selling, general and administrative expenses as well as the related income tax benefit were as follows for the three years ended December 31:

	2012	2011	2010
Cost of revenues	$16,773	$15,257	$13,147
Selling, general and administrative expenses	90,582	74,975	43,837

Total stock-based compensation expense	$107,355	$90,232	$56,984

Income tax benefit	$26,206	$21,510	$13,453

We estimate the fair value of each stock option granted using the Black-Scholes option-pricing model. For the years ended December 31, 2012, 2011 and 2010, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We have not paid any dividends. Forfeiture assumptions used in amortizing stock-based compensation expense are based on an analysis of historical data.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant during the years ended December 31, 2012, 2011, and 2010 based upon the following assumptions and were as follows:

	2012	2011	2010
Dividend yield	0%	0%	0%
Weighted average volatility factor:
Stock options	36.71%	31.87%	39.98%
Purchase Plan	32.31%	34.66%	33.35%
Weighted average expected life (in years):
Stock options	3.69	3.54	3.53
Purchase Plan	0.25	0.25	0.25
Weighted average risk-free interest rate:
Stock options	0.43%	1.06%	1.55%
Purchase Plan	0.06%	0.05%	0.13%
Weighted average grant date fair value:
Stock options	$16.77	$18.85	$15.35
Purchase Plan	$11.13	$12.21	$8.75

During the year ended December 31, 2012, we issued 934,892 shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $10,409.

A summary of the activity for stock options granted under our stock-based compensation plans as of December 31, 2012 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Interinsic Value (in thousands)
Outstanding at January 1, 2012	10,498,661	$23.06
Granted	90,000	59.65
Exercised	(4,773,216)	15.88
Cancelled	(7,500)	31.06
Expired	(6,599)	32.04

Outstanding at December 31, 2012	5,801,346	$29.52	3.73	$257,461

Vested and expected to vest at December 31, 2012	5,787,914	$29.44	3.73	$257,305

Exercisable at December 31, 2012	5,674,846	$28.76	3.68	$256,101

As of December 31, 2012, $1,244 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 1.15 years. The total intrinsic value of options exercised was $256,623, $136,182, and $270,349 for the years ended December 31, 2012, 2011, and 2010, respectively.

The fair value of performance stock units and restricted stock units is determined based on the number of stock units granted and the quoted price of our stock at date of grant.

A summary of the activity for performance stock units granted under our stock-based compensation plans as of December 31, 2012 and changes during the year then ended is presented below. The presentation reflects the number of performance stock units at the maximum performance milestones.

	Number of Units	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2012	1,828,928	$64.56
Granted	1,113,745	67.10
Vested	(446,253)	60.23
Forfeited	(24,759)	69.02
Reduction due to the achievement of lower than maximum performance milestones	(700,367)	65.42

Unvested at December 31, 2012	1,771,294	$66.84

As of December 31, 2012, $71,225 of total remaining unrecognized stock-based compensation cost related to performance stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.20 years.

A summary of the activity for restricted stock units granted under our stock-based compensation plans as of December 31, 2012 and changes during the year then ended is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2012	2,160,591	$66.08
Granted	745,275	67.75
Vested	(1,024,014)	61.21
Forfeited	(97,117)	67.37

Unvested at December 31, 2012	1,784,735	$69.39

As of December 31, 2012, $101,935 of total remaining unrecognized stock-based compensation cost related to restricted stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.03 years.

Note 13 — Commitments and Contingencies

We lease office space and equipment under operating leases, which expire at various dates through the year 2024. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under non-cancelable operating leases as of December 31, 2012 are as follows:

2013	$124,644
2014	121,172
2015	106,027
2016	81,806
2017	62,164
Thereafter	228,501

Total minimum lease payments	$724,314

Rental expense totaled $147,576, $122,035, and $94,863 years ended December 31, 2012, 2011, and 2010, respectively.

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expenditure of over $700,000 during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art IT development and delivery centers in regions primarily designated as SEZs located in India. As of December 31, 2012, we had outstanding fixed capital commitments of approximately $163,484 related to our India development center expansion program.

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

Note 14 — Segment Information

Our reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments each of which, individually, represents less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes our information, media and entertainment services, communications and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for our reportable segments were as follows for the years ended December 31:

	2012	2011	2010
Revenues:
Financial Services	$3,035,447	$2,518,422	$1,944,450
Healthcare	1,934,898	1,622,157	1,177,113
Manufacturing/Retail/Logistics	1,498,668	1,197,472	849,643
Other	877,459	783,105	621,183

Total revenue	$7,346,472	$6,121,156	$4,592,389

	2012	2011	2010
Segment Operating Profit:
Financial Services	$998,339	$872,267	$668,595
Healthcare	724,454	625,052	436,879
Manufacturing/Retail/Logistics	527,970	440,416	283,676
Other	288,052	254,145	208,306

Total segment operating profit	2,538,815	2,191,880	1,597,456
Less: unallocated costs(1)	1,177,319	1,055,412	735,604

Income from operations	$1,361,496	$1,136,468	$861,852

(1)	Includes $107,355, $90,232, and 56,984 of stock-based compensation expense for the years ended December 31, 2012, 2011, and 2010, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	North America(2)	Europe(3)	Other(5)(6)	Total
2012
Revenues(1)	$5,836,258	$1,195,490	$314,724	$7,346,472
Long-lived assets(4)	52,149	8,696	910,641	971,486

2011
Revenues(1)	$4,802,958	$1,097,475	$220,723	$6,121,156
Long-lived assets(4)	27,387	5,232	725,415	758,034

2010
Revenues(1)	$3,582,719	$855,575	$154,095	$4,592,389
Long-lived assets(4)	12,198	3,687	554,563	570,448

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $764,936, $698,853, and $559,297 in 2012, 2011, and 2010, respectively.
(4)	Long-lived assets include property and equipment net of accumulated depreciation and amortization.
(5)	Includes our operations in Asia Pacific, Middle East and Latin America.
(6)	Substantially all of these long-lived assets relate to operations in India.

15. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the two years ended December 31, 2012 are as follows:

	Three Months Ended
2012	March 31	June 30	September 30	December 31	Full Year
Revenues	$1,711,349	$1,795,220	$1,891,688	$1,948,215	$7,346,472
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	984,520	1,030,889	1,111,898	1,150,934	4,278,241
Selling, general and administrative expenses	374,178	396,771	384,951	401,746	1,557,646
Depreciation and amortization expense	34,752	35,602	39,453	39,282	149,089
Income from operations	317,899	331,958	355,386	356,253	1,361,496
Net income	243,651	251,932	276,901	278,779	1,051,263
Basic EPS	$0.80	$0.83	$0.93	$0.93	$3.49
Diluted EPS	$0.79	$0.82	$0.91	$0.92	$3.44

	Three Months Ended
2011	March 31	June 30	September 30	December 31	Full Year
Revenues	$1,371,253	$1,485,242	$1,600,954	$1,663,707	$6,121,156
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	782,176	860,871	924,886	970,689	3,538,622
Selling, general and administrative expenses	296,330	326,718	353,161	352,456	1,328,665
Depreciation and amortization expense	27,382	27,695	29,905	32,419	117,401
Income from operations	265,365	269,958	293,002	308,143	1,136,468
Net income	208,327	208,045	227,119	240,127	883,618
Basic EPS	$0.69	$0.68	$0.75	$0.79	$2.91
Diluted EPS	$0.67	$0.67	$0.73	$0.78	$2.85

Cognizant Technology Solutions Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011, and 2010

(Dollars in Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions /Other	Balance at End of Period
Accounts receivable allowance for doubtful accounts:
2012	$24,658	$5,051	$—	$3,893	$25,816
2011	$20,991	$4,516	$—	$849	$24,658
2010	$16,465	$5,950	$—	$1,424	$20,991
Warranty accrual:
2012	$12,291	$17,063	$—	$14,514	$14,840
2011	$9,094	$14,078	$—	$10,881	$12,291
2010	$6,575	$10,384	$—	$7,865	$9,094
Valuation allowance—deferred income tax assets:
2012	$10,365	$1,399	$—	$5,476	$6,288
2011	$10,684	$470	$—	$789	$10,365
2010	$10,230	$1,362	$—	$908	$10,684