Form 10-Q
period 2013-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2013-05-09
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 2, 2013:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	301,615,588

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$2,020,738	$1,711,349
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,199,965	984,520
Selling, general and administrative expenses	413,204	374,178
Depreciation and amortization expense	41,662	34,752

Income from operations	365,907	317,899

Other income (expense), net:
Interest income	13,247	11,072
Other, net	(1,971)	(6,694)

Total other income (expense), net	11,276	4,378

Income before provision for income taxes	377,183	322,277
Provision for income taxes	92,974	78,626

Net income	$284,209	$243,651

Basic earnings per share	$0.94	$0.80

Diluted earnings per share	$0.93	$0.79

Weighted average number of common shares outstanding - Basic	301,854	303,428
Dilutive effect of shares issuable under stock-based compensation plans	3,322	5,780

Weighted average number of common shares outstanding - Diluted	305,176	309,208

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$284,209	$243,651

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(19,588)	11,634
Change in unrealized loss on cash flow hedges, net of taxes of $8,859 and $22,942, respectively	51,150	119,892
Change in unrealized gain on available-for-sale securities, net of taxes of ($195) and $180, respectively	(310)	537

Other comprehensive income	31,252	132,063

Comprehensive income	$315,461	$375,714

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,474,860	$1,570,077
Short-term investments	1,269,586	1,293,681
Trade accounts receivable, net of allowances of $27,394 and $25,816, respectively	1,495,996	1,345,661
Unbilled accounts receivable	206,338	183,085
Deferred income tax assets, net	183,496	201,894
Other current assets	206,364	219,896

Total current assets	4,836,640	4,814,294
Property and equipment, net of accumulated depreciation of $610,162 and $573,792, respectively	1,008,198	971,486
Goodwill	407,349	309,185
Intangible assets, net	122,501	87,475
Deferred income tax assets, net	164,967	178,824
Other noncurrent assets	169,647	160,307

Total assets	$6,709,302	$6,521,571

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$132,501	$108,707
Deferred revenue	138,204	149,696
Accrued expenses and other current liabilities	955,138	1,118,927

Total current liabilities	1,225,843	1,377,330
Deferred income tax liabilities, net	14,841	2,777
Other noncurrent liabilities	252,684	287,081

Total liabilities	1,493,368	1,667,188

Commitments and contingencies (See Note 8)
Stockholders’ Equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized, 302,485 and 301,680 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3,025	3,017
Additional paid-in capital	503,342	457,260
Retained earnings	4,917,998	4,633,789
Accumulated other comprehensive income (loss)	(208,431)	(239,683)

Total stockholders’ equity	5,215,934	4,854,383

Total liabilities and stockholders’ equity	$6,709,302	$6,521,571

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$284,209	$243,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,601	36,625
Provision for doubtful accounts	1,729	1,124
Deferred income taxes	23,030	(8,182)
Stock-based compensation expense	29,093	31,379
Excess tax benefits on stock-based compensation plans	(7,490)	(12,746)
Other	1,656	(13,400)
Changes in assets and liabilities:
Trade accounts receivable	(149,421)	(49,864)
Other current assets	(9,020)	(7,355)
Other noncurrent assets	(20,562)	(21,890)
Accounts payable	16,269	38,581
Other current and noncurrent liabilities	(139,626)	(136,160)

Net cash provided by operating activities	73,468	101,763

Cash flows from investing activities:
Purchases of property and equipment	(72,185)	(60,451)
Purchases of investments	(348,692)	(434,832)
Proceeds from maturity or sale of investments	374,279	407,670
Business combinations, net of cash acquired	(139,276)	(7,874)

Net cash (used in) investing activities	(185,874)	(95,487)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	31,996	43,353
Excess tax benefits on stock-based compensation plans	7,490	12,746
Repurchases of common stock	(22,554)	(48,982)

Net cash provided by financing activities	16,932	7,117

Effect of exchange rate changes on cash and cash equivalents	257	4,236

(Decrease) increase in cash and cash equivalents	(95,217)	17,629
Cash and cash equivalents, beginning of year	1,570,077	1,310,906

Cash and cash equivalents, end of period	$1,474,860	$1,328,535

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “Company” refer to Cognizant Technology Solutions Corporation unless the context indicates otherwise. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2012. In our opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

During the three months ended March 31, 2013, we repurchased 215,592 shares of our Class A common stock for $16,359, inclusive of fees and expenses, under our existing stock repurchase program approved by our Board of Directors.

In May 2013, the Company announced that its Board of Directors approved an expansion of its stock repurchase program. The Board of Directors increased the Company’s stock repurchase authorization under the program from $1,000,000 to $1,500,000 and extended the term of the stock repurchase program from December 31, 2013 to December 31, 2014.

Note 2 — Business Combination

On February 28, 2013, we completed the acquisition of six companies of the C1 Group. The total cash consideration was approximately $136,800 (net of cash acquired). This transaction strengthens our local presence in Germany and Switzerland and expands our expertise in enterprise application services and high-end testing services. As part of this business combination, we acquired customer relationship assets, an assembled workforce and other assets.

This acquisition was included in our unaudited condensed consolidated financial statements as of the date on which the business was acquired and was not material to our operations, financial position or cash flow. We have allocated the purchase price related to this transaction to tangible and intangible assets and liabilities, including non-deductible goodwill, based on their fair values as described in the table below:

	Fair Value	Useful Life
Total consideration, net of cash acquired	$136,800
Purchase price allocated to:
Non-deductible goodwill	101,337
Customer relationship intangible asset	39,331	10 years
Other intangible assets	2,437	2-3 years

The primary items that generated the aforementioned goodwill are the value of the synergies between the acquired companies and us and the acquired assembled workforce, neither of which qualify as an amortizable intangible asset.

Note 3 — Investments

Our investments were as follows:

	March 31, 2013	December 31, 2012
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$528,110	$551,236
Corporate and other debt securities	305,649	294,556
Asset-backed securities	112,742	97,112
Municipal debt securities	63,646	47,292
Mutual funds	21,318	21,150

Total available-for-sale investment securities	1,031,465	1,011,346
Time deposits	238,121	282,335

Total investments	$1,269,586	$1,293,681

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, mutual funds invested in fixed income securities and asset-backed securities, including those backed by auto loans, credit card receivables, mortgage loans and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of March 31, 2013 and December 31, 2012.

Available-for-Sale Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at March 31, 2013 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$527,359	$770	$(19)	$528,110
Corporate and other debt securities	303,880	1,787	(18)	305,649
Asset-backed securities	112,841	159	(258)	112,742
Municipal debt securities	63,585	137	(76)	63,646
Mutual funds	21,865	—	(547)	21,318

Total available-for-sale investment securities	$1,029,530	$2,853	$(918)	$1,031,465

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2012 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$550,317	$972	$(53)	$551,236
Corporate and other debt securities	292,736	1,842	(22)	294,556
Asset-backed securities	97,004	237	(129)	97,112
Municipal debt securities	47,266	93	(67)	47,292
Mutual funds	21,583	—	(433)	21,150

Total available-for-sale investment securities	$1,008,906	$3,144	$(704)	$1,011,346

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of March 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$86,487	$(19)	$—	$—	$86,487	$(19)
Corporate and other debt securities	22,571	(17)	700	(1)	23,271	(18)
Asset-backed securities	52,062	(214)	1,206	(44)	53,268	(258)
Municipal debt securities	5,653	(2)	1,743	(74)	7,396	(76)
Mutual funds	21,318	(547)	—	—	21,318	(547)

Total	$188,091	$(799)	$3,649	$(119)	$191,740	$(918)

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31, 2012:

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

The unrealized losses for the above securities as of March 31, 2013 and December 31, 2012 are primarily attributable to changes in interest rates. As of March 31, 2013, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of our fixed income available-for-sale investment securities as of March 31, 2013 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$175,485	$175,895
Due after one year up to two years	428,487	430,094
Due after two years up to three years	288,544	289,110
Due after three years up to four years	2,308	2,306
Asset-backed securities	112,841	112,742

Fixed income available-for-sale investment securities	$1,007,665	$1,010,147

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows for the three months ended March 31:

	2013	2012
Proceeds from sales of available-for-sale investment securities	$161,704	$207,524

Gross gains	$319	$445
Gross losses	(5)	(220)

Net gains on sales of available-for-sale investment securities	$314	$225

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2013	December 31, 2012
Compensation and benefits	$514,792	$661,816
Income taxes	29,281	29,570
Professional fees	40,837	35,366
Travel and entertainment	25,862	26,417
Customer volume incentives	139,112	142,945
Derivative financial instruments	112,504	130,923
Deferred income taxes	548	454
Other	92,202	91,436

Total accrued expenses and other current liabilities	$955,138	$1,118,927

Note 5 — Income Taxes

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Our Indian operations outside of SEZs are subject to corporate income tax at the applicable statutory rate. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the current rate of 20.0%. Any MAT paid is creditable against future Indian corporate income tax within a 10-year expiration period, subject to certain limitations.

Our effective income tax rates were as follows for the three months ended March 31:

	2013	2012
Effective income tax rate	24.6%	24.4%

For the 2013 and 2012 periods, the principal difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$804,398	$—	$—	$804,398
Commercial paper	—	5,998	—	5,998

Total cash equivalents	804,398	5,998	—	810,396

Investments:
Time deposits	—	238,121	—	238,121

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	378,342	149,768	—	528,110
Corporate and other debt securities	—	305,649	—	305,649
Asset-backed securities	—	112,742	—	112,742
Municipal debt securities	—	63,646	—	63,646
Mutual funds	—	21,318	—	21,318

Total available-for-sale investment securities	378,342	653,123	—	1,031,465

Total investments	378,342	891,244	—	1,269,586

Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	1,810	—	1,810
Accrued expenses and other current liabilities	—	(112,504)	—	(112,504)
Other noncurrent assets	—	5,065	—	5,065
Other noncurrent liabilities	—	(139,353)	—	(139,353)

Total	$1,182,740	$652,260	$—	$1,835,000

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$411,512	$—	$—	$411,512
Time deposits	—	300,770	—	300,770
Commercial paper	—	7,918	—	7,918

Total cash equivalents	411,512	308,688	—	720,200

Investments:
Time deposits	—	282,335	—	282,335

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	392,067	159,169	—	551,236
Corporate and other debt securities	—	294,556	—	294,556
Asset-backed securities	—	97,112	—	97,112
Municipal debt securities	—	47,292	—	47,292
Mutual funds	—	21,150	—	21,150

Total available-for-sale investment securities	392,067	619,279	—	1,011,346

Total investments	392,067	901,614	—	1,293,681

Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	1,344	—	1,344
Accrued expenses and other current liabilities	—	(130,923)	—	(130,923)
Other noncurrent assets	—	3,436	—	3,436
Other noncurrent liabilities	—	(175,628)	—	(175,628)

Total	$803,579	$908,531	$—	$1,712,110

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The value of the mutual funds invested in fixed income securities is based on the net asset value, or NAV, of the fund, with appropriate consideration of the liquidity and any restrictions on disposition of our investment in the fund.

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

During the three months ended March 31, 2013 and 2012, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 7 — Derivative Financial Instruments

In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. Derivatives may give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to our foreign exchange forward contracts set forth in the below table are subject to master netting arrangements or other similar agreements with each individual counterparty. The master netting arrangements provide for conditional right of set-off upon certain conditions of default. We have presented all the assets and liabilities related to our foreign exchange forward contracts on a gross basis, with no offsets, in our unaudited condensed consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to our foreign exchange forward contracts.

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statement of financial position:

		March 31, 2013		December 31, 2012
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,585	$—	$1,230	$—
	Other noncurrent assets	5,065	—	3,436	—
	Accrued expenses and other current liabilities	—	103,883	—	125,633
	Other noncurrent liabilities	—	139,353	—	175,628

	Total	6,650	243,236	4,666	301,261

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	225	—	114	—
	Accrued expenses and other current liabilities	—	8,621	—	5,290

	Total	225	8,621	114	5,290

Total		$6,875	$251,857	$4,780	$306,551

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2013, 2014, 2015 and 2016. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of March 31, 2013, we estimate that $87,196 of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) gain included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	March 31, 2013	December 31, 2012
2013	$938,000	$1,253,000
2014	1,200,000	1,200,000
2015	780,000	780,000
2016	120,000	120,000

Total notional value of contracts outstanding	$3,038,000	$3,353,000

Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(201,660)	$(252,810)

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

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended March 31:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2013	2012		2013	2012
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts contracts	$38,598	$135,015	Cost of revenues	$(17,552)	$(6,621)

			Selling, general and administrative expenses	(3,792)	(1,198)

			Total	$(21,344)	$(7,819)

The activity related to the change in net unrealized (losses) on cash flow hedges in accumulated other comprehensive income (loss) is presented in Note 9.

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

Additional information related to our outstanding contracts is as follows:

	March 31, 2013	December 31, 2012
Notional value of contracts outstanding	$204,571	$208,571

The following table provides information on the location and amounts of realized and unrealized pre-tax (losses) on our other derivative financial instruments for the three months ended March 31, 2013 and 2012:

	Location of Net Gains / (Losses) on Derivative Instruments	Amount of Net (Losses) on Derivative Instruments
		2013	2012
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$(2,326)	$(13,168)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 8 — Commitments and Contingencies

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expected expenditure of over $700,000 during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art IT development and delivery centers in regions primarily designated as SEZs located in India. As of March 31, 2013, we had outstanding fixed capital commitments of approximately $131,220 related to our India development center expansion program.

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

Note 9 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2013:

	Foreign currency translation adjustments	Unrealized gains on available-for-sale investment securities, net of tax	Unrealized losses on cash flow hedges, net of tax	Total
Beginning balance - December 31, 2012	$11,572	$1,555	$(252,810)	$(239,683)

Other comprehensive income before reclassifications	(19,588)	(122)	32,899	13,189
Amounts reclassified from accumulated other comprehensive income (loss)	—	(188)	18,251 (1)	18,063

Net other comprehensive income	(19,588)	(310)	51,150	31,252

Ending balance - March 31, 2013	$(8,016)	$1,245	$(201,660)	$(208,431)

(1)	$17,552 was reclassified to cost of revenues and $3,792 was reclassified to selling, general and administrative expenses with a corresponding tax benefit of $3,903 in our unaudited condensed consolidated statements of operations.

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2012:

	Foreign currency translation adjustments	Unrealized gains on available-for-sale investment securities, net of tax	Unrealized losses on cash flow hedges, net of tax	Total
Beginning balance - December 31, 2011	$(3,561)	$1,206	$(323,039)	$(325,394)

Other comprehensive income before reclassifications	11,634	690	113,350	125,674
Amounts reclassified from accumulated other comprehensive income (loss)	—	(153)	6,542 (1)	6,389

Net other comprehensive income	11,634	537	119,892	132,063

Ending balance - March 31, 2012	$8,073	$1,743	$(203,147)	$(193,331)

(1)	$6,621 was reclassified to cost of revenues and $1,198 was reclassified to selling, general and administrative expenses with a corresponding tax benefit of $1,277 in our unaudited condensed consolidated statements of operations.

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

Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Financial Services	$855,341	$694,724
Healthcare	510,019	467,409
Manufacturing/Retail/Logistics	425,846	334,794
Other	229,532	214,422

Total revenue	$2,020,738	$1,711,349

Segment Operating Profit:
Financial Services	$265,234	$237,901
Healthcare	177,074	182,386
Manufacturing/Retail/Logistics	131,026	122,943
Other	71,060	69,981

Total segment operating profit	644,394	613,211
Less: unallocated costs(1)	278,487	295,312

Income from operations	$365,907	$317,899

(1)	Includes $29,093 and $31,379 of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended
	March 31,
	2013	2012
Revenues: (1)
North America(2)	$1,582,191	$1,360,724
Europe(3)	348,256	283,925
Other(4)	90,291	66,700

Total	$2,020,738	$1,711,349

	As of
	March 31, 2013	December 31, 2012
Long-lived Assets: (5)
North America(2)	$55,612	$52,149
Europe	11,897	8,696
Other(4)(6)	940,689	910,641

Total	$1,008,198	$971,486

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $216,408 and $180,336 for the three months ended March 31, 2013 and 2012, respectively.
(4)	Includes our operations in Asia Pacific, the Middle East and Latin America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 11 — Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued additional guidance related to accumulated other comprehensive income, requiring the presentation of significant amounts reclassified out of accumulated other comprehensive income to the respective line items in the statement of operations. For those amounts required by U.S. GAAP to be reclassified to earnings in their entirety in the same reporting period, this presentation is required either on the statement of operations or in a single footnote. For items that are not required to be reclassified in their entirety to earnings, the presentation requirement can be met by cross-referencing disclosures elsewhere in the footnotes. We adopted this standard on January 1, 2013. The adoption of this standard affects financial statement presentation only and has no effect on our financial condition or consolidated results of operations.

In December 2011, the FASB issued guidance requiring enhanced disclosures related to the nature of an entity’s rights to offset and any related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed and the related net exposure. In January 2013, the FASB issued an additional update clarifying the scope of this guidance. We adopted this standard on January 1, 2013. The adoption of this standard affects financial statement disclosures only and has no effect on our financial condition or consolidated results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

During the three months ended March 31, 2013, our revenue increased to $2,020.7 million compared to $1,711.3 million during the three months ended March 31, 2012. Net income increased to $284.2 million, or $0.93 per diluted share, compared to net income of $243.7 million, or $0.79 per diluted share during the three months ended March 31, 2012. On a non-GAAP basis, our diluted earnings per share increased to $1.021 compared to $.881 for the three months ended March 31, 2012.

The key drivers of our revenue growth during the three months ended March 31, 2013 were as follows:

•

Strong performance across all of our business segments, particularly our Manufacturing/Retail/Logistics and Financial Services business segments, which reported revenue growth of 27.2% and 23.1%, respectively, compared to the quarter ended March 31, 2012;

•

Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets where we experienced revenue growth of 22.7% and 35.4%, respectively, as compared to the quarter ended March 31, 2012;

•	Sustained strength in the North America market where revenues grew 16.3%, or $221.5 million, compared to the quarter ended March 31, 2012;

•	Increased customer spending on discretionary projects;

•

Expansion of our service offerings, including Consulting, Information Technology Infrastructure Services, or IT IS, and Business Process Outsourcing, or BPO, services, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	Increased penetration at existing customers, including strategic clients; and

•	Continued expansion of the market for global delivery of information technology, or IT, services and business process outsourcing.

We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, Enterprise Information Management, or EIM, application testing, application maintenance, IT IS, and BPO. We finished the quarter with approximately 1,000 active clients, compared to approximately 805 as of March 31, 2012, and increased the number of strategic clients by 7 during the quarter, bringing the total number of our strategic clients to 221. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for 14.1% and 24.4%, respectively, of our total revenues during the quarter ended March 31, 2013, as compared to 14.5% and 25.1%, respectively, for the quarter ended March 31, 2012. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that export revenues from India’s IT software and services and business process outsourcing sectors are expected to grow approximately 12% to 14% for NASSCOM’s fiscal year 2014. For fiscal year 2013, the industry recorded export revenue growth of 10.2% at the lower end of its growth guidance. According to NASSCOM’s “Perspective 2020: Transform Business, Transform India” report, global changes and new megatrends within economic, demographic, business, social and environmental areas are set to expand the outsourcing industry by creating new dynamics and opportunities and are expected to result in export revenues of $175 billion by 2020.

During the quarter ended March 31, 2013, our revenue from European customers increased by 22.7% to approximately $348.3 million compared to approximately $283.9 million in the quarter ended March 31, 2012. For the quarter ended March 31, 2013, revenue from Europe, excluding the UK, increased by approximately $28.2 million from approximately $103.6 million in the quarter ended March 31, 2012 to approximately $131.8 million, while revenue from the UK increased by approximately $36.1 million from approximately $180.3 million in the quarter ended March 31, 2012 to approximately $216.4 million. We believe that Europe, the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, will continue to be areas of significant investment for us as we see these regions as growth opportunities for the long term.

1	Non-GAAP diluted earnings per share is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Our operating margin decreased to approximately 18.1% for the quarter ended March 31, 2013 compared to 18.6% for the quarter ended March 31, 2012. Our non-GAAP operating margin for the quarter ended March 31, 2013 was approximately 19.9%2. This was within our targeted operating margin range, on a non-GAAP basis, of 19% to 20% of total revenues. The decrease in operating margin was primarily due to continued investments to grow our business, including investments to build our delivery capabilities for newer services, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, and economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization. Historically, we have invested our profitability above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery as well as recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the first quarter of 2013 with approximately 162,700 employees, which is an increase of approximately 22,200 as compared to March 31, 2012. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2013. Annualized turnover, including both voluntary and involuntary, was approximately 12.3% during the three months ended March 31, 2013. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expected expenditure of over $700.0 million during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones, or SEZs, located in India. During 2013, we expect to spend approximately $400 million globally for capital expenditures, including the Indian real estate development program.

At March 31, 2013, we had cash, cash equivalents and short-term investments of $2,744.4 million and working capital of $3,610.8 million. Accordingly, we do not anticipate any near-term liquidity issues. During the three months ended March 31, 2013, we repurchased $16.4 million of our Class A common stock under our existing stock repurchase program. Stock repurchases were funded from working capital.

During the remainder of 2013, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO;

•	Demand from our customers to help them achieve their dual mandate of simultaneously achieving cost savings while investing in innovation;

•	Secular changes driven by evolving technologies and regulatory changes;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the world economy, particularly in Europe.

In response to this macroeconomic environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to garner an increased portion of our customers’ overall IT spend by providing innovative solutions;

2	Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

•	Continue our focus on growing our business in Europe, the Middle East and the Asia Pacific region, where we believe there are opportunities to gain market share;

•	Continue to increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Continue to focus on operating discipline in order to appropriately manage our cost structure; and

•	Continue to locate most of our new development center facilities in tax incentivized areas.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth, for the periods indicated, certain financial data expressed for the three months ended March 31:

(Dollars in thousands)

		% of		% of	Increase (Decrease)
	2013	Revenues	2012	Revenues	$	%
Revenues	$2,020,738	100.0	$1,711,349	100.0	$309,389	18.1
Cost of revenues	1,199,965	59.4	984,520	57.5	215,445	21.9
Selling, general and administrative expenses	413,204	20.4	374,178	21.9	39,026	10.4
Depreciation and amortization expense	41,662	2.1	34,752	2.0	6,910	19.9

Income from operations	365,907	18.1	317,899	18.6	48,008	15.1
Other income (expense), net	11,276		4,378		6,898	157.6
Provision for income taxes	92,974		78,626		14,348	18.2

Net income	$284,209	14.1	$243,651	14.2	$40,558	16.6

Diluted earnings per share	$0.93		$0.79		$0.14

Other Financial Information (1)
Non-GAAP income from operations and non-GAAP operating margin	$401,654	19.9	$355,598	20.8	$46,056	13.0
Non-GAAP diluted earnings per share	$1.02		$0.88		$0.14

(1)	Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue. Revenue increased 18.1%, or approximately $309.4 million, from approximately $1,711.3 million during the three months ended March 31, 2012 to approximately $2,020.7 million during the three months ended March 31, 2013. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenue from customers existing as of March 31, 2012 increased by approximately $235.4 million and revenue from new customers added since March 31, 2012 was approximately $74.0 million, or approximately 23.9% of the period over period revenue increase and 3.7% of total revenues for the three months ended March 31, 2013. In addition, revenue from our North American, European and Rest of World customers for the three months ended March 31, 2013 increased by $221.5 million, $64.3 million and $23.6 million, respectively, over the comparable 2012 quarter. We had approximately 1,000 active clients as of March 31, 2013 as compared to 805 active clients as of March 31, 2012. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services, Manufacturing/Retail/Logistics and Healthcare business segments accounted for approximately $160.6 million, $91.1 million and $42.6 million, respectively, of the $309.4 million increase in revenue. Additionally, our consulting and technology services and outsourcing revenues increased by approximately 14.2% and 22.1%, respectively, compared to the three months ended March 31, 2012 and represented approximately 49.7% and 50.3%, respectively, of total revenues for the three months ended March 31, 2013.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 21.9%, or approximately $215.5 million, from approximately $984.5 million during the three months ended March 31, 2012 to approximately $1,200.0 million during the three months ended March 31, 2013. The increase was due primarily to an increase in compensation and benefits costs of approximately $181.3 million, resulting from the increase in the number of our technical personnel, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 11.2%, or approximately $46.0 million, from approximately $408.9 million during the three months ended March 31, 2012 to approximately $454.9 million during the three months ended March 31, 2013, and decreased as a percentage of revenue from 23.9% to 22.5%. The decrease as a percentage of revenue was due primarily to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, and economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization, partially offset by investments to grow our business and expenses related to the expansion of our infrastructure to support our revenue growth.

Income from Operations. Income from operations increased 15.1%, or approximately $48.0 million, from approximately $317.9 million during the three months ended March 31, 2012 to approximately $365.9 million during the three months ended March 31, 2013, representing operating margins of 18.1% of revenues in 2013 and 18.6% of revenues in 2012. The decrease in operating margin was primarily due to continued investments to grow our business, including investments to build our delivery capabilities for newer services, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses, and economies of scale driven by increased revenues that resulted from our expanded sales and marketing activities in the current and prior years that allowed us to leverage our cost structure over a larger organization. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 180 basis points or 1.80 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 23 basis points or 0.23 percentage points. Our non-GAAP operating margins for the three month periods ended March 31, 2013 and 2012 were 19.9%3 and 20.8%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended March 31, 2013, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 106 basis points or 1.06 percentage points.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended March 31:

(Dollars in thousands)

	2013	2012	Increase (Decrease)
Foreign currency exchange (losses) gains	$(1,425)	$5,904	$(7,329)
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(2,326)	(13,168)	10,842

Net foreign currency exchange (losses)	(3,751)	(7,264)	3,513
Interest income	13,247	11,072	2,175
Other, net	1,780	570	1,210

Total other income (expense), net	$11,276	$4,378	$6,898

The foreign currency exchange losses of approximately $1.4 million were primarily attributed to intercompany transactions between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our

3	Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

European customers. The $2.3 million of losses on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of March 31, 2013, the notional value of our undesignated hedges was $204.6 million. The increase in interest income of $2.2 million was primarily attributed to higher average invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $78.6 million during the three months ended March 31, 2012 to approximately $93.0 million during the three months ended March 31, 2013. The effective income tax rate increased from 24.4% for the three months ended March 31, 2012 to 24.6% for the three months ended March 31, 2013. The marginal increase in our effective income tax rate was primarily attributed to scheduled reduction of certain income tax holiday benefits in India during 2013.

Net Income. Net income increased from approximately $243.7 million for the three months ended March 31, 2012 to approximately $284.2 million for the three months ended March 31, 2013, representing 14.2% and 14.1% of revenues, respectively.

Non-GAAP Financial Measures

Portions of our disclosure, including the following table, include non-GAAP income from operations, non-GAAP operating margin, and non-GAAP diluted earnings per share. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of Cognizant’s non-GAAP financial measures to the corresponding GAAP measures should be carefully evaluated.

Historically, we sought to manage the company to a targeted operating margin, excluding stock-based compensation expense, of 19% to 20% of revenues. Beginning with 2013, we continue to seek to manage the company to the same targeted operating margin, but we now also exclude acquisition-related charges, in addition to excluding stock-based compensation expense, in setting our internal operating targets. We believe providing investors with an operating view consistent with how we manage the company provides enhanced transparency into the operating results of the company. For our internal management reporting and budgeting purposes, we use non-GAAP financial information that does not include stock-based compensation expense and acquisition-related charges for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to those of our competitors. Therefore, it is our belief that the use of non-GAAP financial measures excluding these costs provides a meaningful measure for investors to evaluate our financial performance. Accordingly, we believe that the presentation of non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share, when read in conjunction with our reported GAAP results, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP financial measures versus financial measures calculated in accordance with GAAP is that non-GAAP measures do not reflect all of the amounts associated with our operating results as determined in accordance with GAAP and exclude costs that are recurring, namely stock-based compensation expense and certain acquisition-related charges. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of these non-GAAP financial measures as a comparative tool. We compensate for this limitation by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share to allow investors to evaluate such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

(Dollars in thousands, except per share amounts)

		% of		% of
	2013	Revenues	2012	Revenues
GAAP income from operations and operating margin	$365,907	18.1	$317,899	18.6
Add: Stock-based compensation expense	29,093	1.4	31,379	1.8
Add: Acquisition-related charges (1)	6,654	0.3	6,320	0.4

Non-GAAP income from operations and non-GAAP operating margin	$401,654	19.9	$355,598	20.8

GAAP diluted earnings per share	$0.93		$0.79
Add: non-GAAP adjustments per diluted share	0.09		0.09

Non-GAAP diluted earnings per share	$1.02		$0.88

(1)	Acquisition-related charges include, when applicable, amortization of purchased intangible assets included in the depreciation and amortization expense line on our condensed consolidated statements of operations, external deal costs, acquisition-related retention bonuses, integration costs, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs.

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

As of March 31, 2013, we had 1,000 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended March 31, 2013 and 2012. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended March 31, 2013 and 2012 are as follows:

(Dollars in thousands)

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Financial Services	$855,341	$694,724	$160,617	23.1
Healthcare	510,019	467,409	42,610	9.1
Manufacturing/Retail/Logistics	425,846	334,794	91,052	27.2
Other	229,532	214,422	15,110	7.0

Total revenue	$2,020,738	$1,711,349	$309,389	18.1

Segment Operating Profit:
Financial Services	$265,234	$237,901	$27,333	11.5
Healthcare	177,074	182,386	(5,312)	(2.9)
Manufacturing/Retail/Logistics	131,026	122,943	8,083	6.6
Other	71,060	69,981	1,079	1.5

Total segment operating profit	$644,394	$613,211	$31,183	5.1

Financial Services Segment

Revenue. Revenue increased by 23.1%, or approximately $160.6 million, from approximately $694.7 million during the three months ended March 31, 2012 to approximately $855.3 million during the three months ended March 31, 2013. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2012 and customers added since March 31, 2012 was approximately $143.6 million and approximately $17.0 million, respectively. Within the segment, for the three months ended March 31, 2013, revenue from our banking and insurance customers increased approximately $107.1 million and $53.5 million, respectively. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery.

Segment Operating Profit. Segment operating profit increased 11.5%, or approximately $27.3 million, from approximately $237.9 million during the three months ended March 31, 2012 to approximately $265.2 million during the three months ended March 31, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 9.1%, or approximately $42.6 million, from approximately $467.4 million during the three months ended March 31, 2012 to approximately $510.0 million during the three months ended March 31, 2013. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2012 and customers added since March 31, 2012 was approximately $33.2 million and approximately $9.4 million, respectively. Within the segment, growth was stronger among our life science customers, where revenue during the three months ended March 31, 2013 increased by approximately $22.8 million. Revenue during the three months ended March 31, 2013 increased by approximately $19.8 million for our healthcare customers. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model. IT spending by our life sciences customers may be adversely impacted by the patent cliff affecting these customers and continued consolidation in the industry.

Segment Operating Profit. Segment operating profit decreased 2.9%, or approximately $5.3 million, from approximately $182.4 million during the three months ended March 31, 2012 to approximately $177.1 million during the three months ended March 31, 2013. The decrease in segment operating profit was attributable primarily to an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing, partially offset by increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 27.2%, or approximately $91.1 million, from approximately $334.8 million during the three months ended March 31, 2012 to approximately $425.8 million during the three months ended March 31, 2013. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2012 and customers added since March 31, 2012 was approximately $54.6 million and approximately $36.5 million, respectively. Within the segment, growth was strong among both our retail and hospitality customers and our manufacturing and logistics customers, where revenue during the three months ended March 31, 2013 increased by approximately $49.2 million and $41.8 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment.

Segment Operating Profit. Segment operating profit increased 6.6%, or approximately $8.1 million, from approximately $122.9 million during the three months ended March 31, 2012 to approximately $131.0 million during the three months ended March 31, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Other Segment

Revenue. Revenue increased 7.0%, or approximately $15.1 million, from approximately $214.4 million during the three months ended March 31, 2012 to approximately $229.5 million during the three months ended March 31, 2013. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of March 31, 2012 and customers added since March 31, 2012 was approximately $4.0 million and approximately $11.1 million, respectively. The increase in revenue can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model. Within the Other segment, growth was below the company average across all operating segments within Other, which includes information, media and entertainment services, communications and high technology.

Segment Operating Profit. Segment operating profit increased 1.5%, or approximately $1.1 million, from approximately $70.0 million during the three months ended March 31, 2012 to approximately $71.1 million during the three months ended March 31, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investment in sales and marketing.

Liquidity and Capital Resources

At March 31, 2013, we had cash, cash equivalents and short-term investments of $2,744.4 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines, possible acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including working capital. As of March 31, 2013, we had no third party debt and had working capital of approximately $3,610.8 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $73.5 million during the three months ended March 31, 2013 as compared to approximately $101.8 million during the three months ended March 31, 2012. The decrease was primarily attributed to an increase in working capital required to support our revenue growth, which was primarily impacted by the increase in trade accounts receivable, offset by an increase in net income during the quarter. Trade accounts receivable increased from approximately $1,345.7 million at December 31, 2012 to approximately $1,496.0 million at March 31, 2013. Unbilled accounts receivable increased from approximately $183.1 million at December 31, 2012 to approximately $206.3 million at March 31, 2013. The increase in trade accounts receivable and unbilled receivables as of March 31, 2013 as compared to December 31, 2012 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At March 31, 2013, our days sales outstanding, including unbilled receivables, was approximately 76 days as compared to 72 days at December 31, 2012 and 76 days as of March 31, 2012.

Our investing activities used net cash of approximately $185.9 million during the three months ended March 31, 2013 as compared to approximately $95.5 million during the three months ended March 31, 2012. The increase in net cash used in investing activities primarily related to higher payments for acquisitions and higher spending for capital expenditures during the three months ended March 31, 2013, partially offset by net proceeds from maturity or sale of investments during the three months ended March 31, 2013 as compared to net purchases of investments during the three months ended March 31, 2012.

Our financing activities provided net cash of approximately $16.9 million during the three months ended March 31, 2013 as compared to approximately $7.1 million during the three months ended March 31, 2012. The increase in net cash provided by financing activities primarily related to decreased levels of repurchases of common stock under our stock repurchase program, partially offset by a decrease in the issuances of common stock under our stock-based compensation plans during the three months ended March 31, 2013 as compared to the 2012 period.

As of March 31, 2013, $1,561.5 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. We utilize a variety of strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

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

Commitments and Contingencies

As of March 31, 2013, we had outstanding fixed capital commitments of approximately $131.2 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 78.3% of our revenues for the three months ended March 31, 2013 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 28.1% of our global operating costs for the three months ended March 31, 2013, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the three months ended March 31, 2013, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of approximately $1.4 million, which were primarily attributed to intercompany transactions between our European subsidiaries and Cognizant India for services performed by Cognizant India on behalf of our European customers. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies in our foreign subsidiaries, primarily the Indian rupee.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three months ended March 31, 2013, we reported losses of $21.3 million on contracts that settled during the quarter. As of March 31, 2013, we have outstanding contracts with a notional value of $3,038.0 million and weighted average forward rate of 54.5 rupees to the U.S. dollar. These contracts are scheduled to mature as follows: outstanding contracts with a notional value of $938.0 million and a weighted average forward rate of 51.2 rupees to the U.S. dollar scheduled to mature in 2013; outstanding contracts with a notional value of $1,200 million and a weighted average forward rate of 54.1 rupees to the U.S. dollar scheduled to mature in 2014; outstanding contracts with a notional value of $780.0 million and a weighted average forward rate of 57.5 rupees to the U.S. dollar scheduled to mature in 2015; and outstanding contracts with a notional value of $120.0 million and a weighted average forward rate of 65.2 rupees to the U.S. dollar scheduled to mature in 2016.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2013 which are primarily used to hedge our Indian rupee denominated net monetary assets. At March 31, 2013, the notional value of the outstanding contracts was $204.6 million and the related fair value was a net liability of $8.4 million. During the three months ended March 31, 2013, inclusive of losses of $2.3 million on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $3.8 million.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the 2013 and 2012 periods that have, or are reasonably likely to have, a current or future effect on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates and Risks

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of investments and derivative financial instruments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented companies and are eligible for certain income tax holiday benefits granted by the Indian government for export activities conducted within SEZs for periods of up to 15 years. We have constructed and expect to continue to locate most of our newer development facilities in SEZs. All Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income tax within a 10-year expiration period, subject to certain limitations. Currently, we anticipate utilizing our existing MAT balances against our future corporate income tax obligations in India. However, our ability to do so could be impacted by possible changes to the Indian tax laws as well as the future financial results of Cognizant India.

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

Investments. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities include securities backed by auto loans, credit card receivables, mortgage loans and other receivables and are rated AAA/Aaa. The years of issuance of our asset-backed securities fall in the 2003 to 2013 range.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment for any of our reporting units. As of March 31, 2013, our goodwill balance was $407.3 million.

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

Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, plans, objectives, and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, but not limited to, continuing worsening economic conditions in the United States and Europe; the loss of customers; the rate of growth in the use of technology in business and the type and level of technology spending by our clients; the risk of reputational harm to us; increased competition from other service providers; the risk that we may not be able to keep pace with the rapidly evolving technological environment; competition for hiring highly-skilled professionals or the loss of key personnel; the risk that we may not be able to control our costs or maintain favorable pricing and utilization rates; the risk that we might not be able to maintain effective internal controls; the risk that we may not be able to enforce non-competition agreements with our executives; the risk of liability resulting from security breaches; our inability to successfully acquire or integrate target companies; changes in domestic and international regulations and legislation, including immigration and anti-outsourcing legislation; the effect of fluctuations in the Indian rupee and other currency exchange rates; the effect of our use of derivative instruments; the risk of war, terrorist activities, pandemics and natural disasters; the possibility that me may choose to repatriate foreign earnings or that those earnings may become subject to tax on a U.S. basis; the possibility that we may lose certain tax benefits provided to companies in our industry by India; the risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others; the possibility that we could lose our ability to utilize the intellectual property rights of others; and the factors set forth in Part II, in the section entitled “Item 1A. Risk Factors” in this report. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, including this report in the section titled “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2012. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of March 31, 2013 the notional value of these contracts was $3,038.0 million. The outstanding contracts as of March 31, 2013 are scheduled to mature each month during 2013, 2014, 2015 and 2016. At March 31, 2013, the net unrealized loss on our outstanding foreign exchange forward contracts was $236.6 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2013, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $259.5 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2013 which are primarily used to hedge our Indian rupee denominated net monetary assets. At March 31, 2013, the notional value of the outstanding contracts was $204.6 million and the related fair value was a net liability of $8.4 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2013, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $21.4 million.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash, cash equivalents and short-term investments. As of March 31, 2013, we had approximately $2,744.4 million of cash, cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of March 31, 2013, our short-term investments totaled $1,269.6 million. Our investment portfolio is primarily comprised of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities and asset-backed securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2013. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first three months of 2013, approximately 78.3% of our revenues were attributable to the North American region, 17.2% were attributable to the European region, and 4.5% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 21.7% of our revenues for the quarter ended March 31, 2013. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

The H-1B visa classification enables United States employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. CIS announced on June 11, 2012 that the agency had reached its general cap of 65,000 H-1B visas, and on June 7, 2012 that the agency had reached its advanced degree cap of 20,000 H-1B visas for the fiscal year (FY) 2013. We began filing H-1B petitions with CIS against the fiscal year (FY) 2014 caps beginning April 1, 2013 for work in H-1B status beginning on October 1, 2013. As part of our advanced planning process, we believe that we have a sufficient number of employees who are work permit-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program, like us, face additional/higher legal and regulatory standards, and are often subject to investigations by the Wage and Hour Division of the United States Department of Labor (DOL) and unannounced random site inspections by CIS’s parent agency, the United States Department of Homeland Security (DHS). A finding by DOL, DHS, and/ or another governmental agency of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/ or a ban on future use of the H-1B program and/ or other immigration benefits.

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

Approximately 78.3% of our revenues during the quarter ended March 31, 2013 were derived from customers located in North America. In the same period, approximately 17.2% of our revenues were derived from customers located in Europe. If the United States or European economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the quarter ended March 31, 2013, we earned approximately 42.3% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the quarter ended March 31, 2013, we reported an operating margin of 18.1%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

Our top five and top ten customers generated approximately 14.1% and 24.4%, respectively, of our revenues for the quarter ended March 31, 2013. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Effective January 1, 2002, and in accordance with authoritative literature, we no longer accrue incremental U.S. taxes on our Indian earnings recognized after 2001 as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur that could effectively force us to change our intent not to repatriate such earnings. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we may have to accrue taxes associated with such earnings at a substantially higher rate than our projected effective income tax rate in 2013. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 32.9% of our revenues for the quarter ended March 31, 2013. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Issuer Purchases of Equity Securities

From December 2010 through March 2013, our Board of Directors authorized $1.0 billion in funds for repurchases of Cognizant’s outstanding shares of Class A common stock, excluding fees and expenses. In May 2013, the Board of Directors increased the Company’s stock repurchase authorization to $1.5 billion and extended the term of the program from December 31, 2013 to December 31, 2014. Under the stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, or private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the Company’s management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.

During the three months ended March 31, 2013, we repurchased $16.4 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital. Stock repurchases were funded from working capital. The remaining authorized balance as of March 31, 2013, prior to the expansion of the program, was $117.3 million.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
January 1, 2013 – January 31, 2013	—	—	—	$133,639
February 1, 2013 – February 28, 2013	215,592	75.87	215,592	$117,283
March 1, 2013 – March 31, 2013	—	—	—	$117,283

Total	215,592	75.87	215,592

Item 6.	Exhibits.

(a) Exhibits.

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: May 9, 2013	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document