Form 10-Q
period 2013-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2013-08-07
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 2, 2013:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	301,368,685

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2013 and 2012 and for the Six Months Ended June 30, 2013 and 2012	1

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2013 and 2012 and for the Six Months Ended June 30, 2013 and 2012	2

	Condensed Consolidated Statements of Financial Position (Unaudited) as of June 30, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended March 30, 2013 and 2012	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	54

SIGNATURES		55

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$2,161,240	$1,795,220	$4,181,978	$3,506,569
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,272,013	1,030,889	2,471,978	2,015,409
Selling, general and administrative expenses	420,526	396,771	833,730	770,949
Depreciation and amortization expense	41,898	35,602	83,560	70,354

Income from operations	426,803	331,958	792,710	649,857

Other income (expense), net:
Interest income	13,080	9,984	26,327	21,056
Other, net	(19,486)	(6,850)	(21,457)	(13,544)

Total other income (expense), net	(6,406)	3,134	4,870	7,512

Income before provision for income taxes	420,397	335,092	797,580	657,369
Provision for income taxes	119,987	83,160	212,961	161,786

Net income	$300,410	$251,932	$584,619	$495,583

Basic earnings per share	$1.00	$0.83	$1.94	$1.64

Diluted earnings per share	$0.99	$0.82	$1.92	$1.61

Weighted average number of common shares outstanding - Basic	301,670	302,225	301,762	302,827
Dilutive effect of shares issuable under stock-based compensation plans	2,776	5,101	3,049	5,440

Weighted average number of common shares outstanding - Diluted	304,446	307,326	304,811	308,267

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$300,410	$251,932	$584,619	$495,583

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(575)	(9,380)	(20,163)	2,254
Change in unrealized loss on cash flow hedges, net of tax	(113,239)	(193,578)	(62,089)	(73,686)
Change in unrealized gains and losses on available-for-sale securities, net of tax	(2,357)	(452)	(2,667)	85

Other comprehensive income (loss)	(116,171)	(203,410)	(84,919)	(71,347)

Comprehensive income	$184,239	$48,522	$499,700	$424,236

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,678,205	$1,570,077
Short-term investments	1,222,364	1,293,681
Trade accounts receivable, net of allowances of $29,571 and $25,816, respectively	1,560,856	1,345,661
Unbilled accounts receivable	224,371	183,085
Deferred income tax assets, net	228,131	201,894
Other current assets	220,034	219,896

Total current assets	5,133,961	4,814,294
Property and equipment, net of accumulated depreciation of $646,675 and $573,792, respectively	1,017,705	971,486
Goodwill	412,647	309,185
Intangible assets, net	121,991	87,475
Deferred income tax assets, net	165,942	178,824
Other noncurrent assets	160,074	160,307

Total assets	$7,012,320	$6,521,571

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$94,069	$108,707
Deferred revenue	134,192	149,696
Accrued expenses and other current liabilities	1,129,036	1,118,927

Total current liabilities	1,357,297	1,377,330
Deferred income tax liabilities, net	14,548	2,777
Other noncurrent liabilities	316,727	287,081

Total liabilities	1,688,572	1,667,188

Commitments and contingencies (See Note 8)
Stockholders’ Equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized, 301,322 and 301,680 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3,013	3,017
Additional paid-in capital	426,929	457,260
Retained earnings	5,218,408	4,633,789
Accumulated other comprehensive income (loss)	(324,602)	(239,683)

Total stockholders’ equity	5,323,748	4,854,383

Total liabilities and stockholders’ equity	$7,012,320	$6,521,571

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$584,619	$495,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,435	74,058
Provision for doubtful accounts	3,510	2,673
Deferred income taxes	(997)	17,129
Stock-based compensation expense	59,330	57,650
Excess tax benefits on stock-based compensation plans	(9,482)	(15,853)
Other	31,308	(1,764)
Changes in assets and liabilities:
Trade accounts receivable	(217,294)	(119,949)
Other current assets	(36,180)	(39,178)
Other noncurrent assets	(7,393)	(1,549)
Accounts payable	(12,267)	27,185
Other current and noncurrent liabilities	(43,564)	(70,122)

Net cash provided by operating activities	439,025	425,863

Cash flows from investing activities:
Purchases of property and equipment	(122,510)	(138,772)
Purchases of investments	(923,311)	(817,429)
Proceeds from maturity or sale of investments	971,184	638,275
Business combinations, net of cash acquired	(151,137)	(24,877)

Net cash (used in) investing activities	(225,774)	(342,803)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	48,546	61,527
Excess tax benefits on stock-based compensation plans	9,482	15,853
Repurchases of common stock	(147,409)	(418,783)

Net cash (used in) financing activities	(89,381)	(341,403)

Effect of exchange rate changes on cash and cash equivalents	(15,742)	(2,318)

Increase (decrease) in cash and cash equivalents	108,128	(260,661)
Cash and cash equivalents, beginning of year	1,570,077	1,310,906

Cash and cash equivalents, end of period	$1,678,205	$1,050,245

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “Company” refer to Cognizant Technology Solutions Corporation unless the context indicates otherwise. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2012. In our opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

During the six months ended June 30, 2013, we repurchased 2,045,592 shares of our Class A common stock for $131,561, inclusive of fees and expenses, under our existing stock repurchase program approved by our Board of Directors.

In May 2013, our Board of Directors approved an expansion of our stock repurchase program, increasing the Company’s stock repurchase authorization under the program from $1,000,000 to $1,500,000 and extending the term of the stock repurchase program from December 31, 2013 to December 31, 2014.

Note 2 — Business Combinations

During the first six months ended June 30, 2013, we completed two business combinations for total cash consideration of approximately $146,600 (net of cash acquired). These transactions strengthen our local presence in Germany and Switzerland, and expand our expertise in enterprise application services and high-end testing services, as well as broaden our business process outsourcing capabilities within finance and accounting. As part of these business combinations, we acquired customer relationship assets, assembled workforces, a software platform and other assets.

These acquisitions were included in our unaudited condensed consolidated financial statements as of the date on which the businesses were acquired and were not material to our operations, financial position or cash flow. We have allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including non-deductible goodwill, based on their fair values as described in the table below:

	Fair Value	Useful Life
Total consideration, net of cash acquired	$146,600
Purchase price allocated to:
Non-deductible goodwill	105,801
Customer relationship intangible asset	43,831	10 years
Other intangible assets	3,067	2-5 years

The primary items that generated the aforementioned goodwill are the value of the synergies between the acquired companies and us and the acquired assembled workforces, neither of which qualify as an amortizable intangible asset.

Note 3 — Investments

Our investments were as follows:

	June 30, 2013	December 31, 2012
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$494,384	$551,236
Corporate and other debt securities	267,900	294,556
Asset-backed securities	135,299	97,112
Municipal debt securities	72,191	47,292
Mutual funds	21,154	21,150

Total available-for-sale investment securities	990,928	1,011,346
Time deposits	231,436	282,335

Total investments	$1,222,364	$1,293,681

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, mutual funds invested in fixed income securities, and asset-backed securities, including those backed by auto loans, credit card receivables, mortgage loans and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of June 30, 2013 and December 31, 2012.

Available-for-Sale Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at June 30, 2013 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$494,884	$300	$(800)	$494,384
Corporate and other debt securities	267,766	767	(633)	267,900
Asset-backed securities	135,690	68	(459)	135,299
Municipal debt securities	72,242	79	(130)	72,191
Mutual funds	22,063	196	(1,105)	21,154

Total available-for-sale investment securities	$992,645	$1,410	$(3,127)	$990,928

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2012 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$550,317	$972	$(53)	$551,236
Corporate and other debt securities	292,736	1,842	(22)	294,556
Asset-backed securities	97,004	237	(129)	97,112
Municipal debt securities	47,266	93	(67)	47,292
Mutual funds	21,583	—	(433)	21,150

Total available-for-sale investment securities	$1,008,906	$3,144	$(704)	$1,011,346

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of June 30, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$291,368	$(800)	$—	$—	$291,368	$(800)
Corporate and other debt securities	135,692	(633)	—	—	135,692	(633)
Asset-backed securities	90,408	(459)	—	—	90,408	(459)
Municipal debt securities	37,997	(116)	1,043	(14)	39,040	(130)
Mutual funds	—	—	20,306	(1,105)	20,306	(1,105)

Total	$555,465	$(2,008)	$21,349	$(1,119)	$576,814	$(3,127)

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

The unrealized losses for the above securities as of June 30, 2013 and December 31, 2012 are primarily attributable to changes in interest rates. As of June 30, 2013, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of our fixed income available-for-sale investment securities as of June 30, 2013 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$123,271	$123,489
Due after one year up to two years	384,025	384,568
Due after two years up to three years	318,891	317,879
Due after three years up to four years	8,705	8,539
Asset-backed securities	135,690	135,299

Fixed income available-for-sale investment securities	$970,582	$969,774

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds from sales of available-for-sale investment securities	$498,296	$144,342	$660,000	$351,866

Gross gains	$896	$542	$1,215	$987
Gross losses	(382)	(115)	(387)	(335)

Net realized gains on sales of available-for-sale investment securities	$514	$427	$828	$652

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	June 30, 2013	December 31, 2012
Compensation and benefits	$591,497	$661,816
Income taxes	35,027	29,570
Professional fees	35,201	35,366
Travel and entertainment	28,303	26,417
Customer volume incentives	156,103	142,945
Derivative financial instruments	177,022	130,923
Deferred income taxes	491	454
Other	105,392	91,436

Total accrued expenses and other current liabilities	$1,129,036	$1,118,927

Note 5 — Income Taxes

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Our Indian operations outside of SEZs are subject to corporate income tax at the applicable statutory rate. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the current rate of 20.0%. Any MAT paid is creditable against future Indian corporate income tax, subject to limitations.

Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Effective income tax rate	28.5%	24.8%	26.7%	24.6%

For the 2013 and 2012 periods, the principal difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States. In 2013, our effective income tax rates increased primarily due to a shift in the geographic mix of our current year earnings towards countries with higher statutory rates, an increase of the India statutory rate effective April 1, 2013, and a scheduled reduction of certain income tax holiday benefits in India in 2013.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$788,189	$—	$—	$788,189
Commercial paper	—	2,506	—	2,506

Total cash equivalents	788,189	2,506	—	790,695

Investments:
Time deposits	—	231,436	—	231,436

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	375,687	118,697	—	494,384
Corporate and other debt securities	—	267,900	—	267,900
Asset-backed securities	—	135,299	—	135,299
Municipal debt securities	—	72,191	—	72,191
Mutual funds	—	21,154	—	21,154

Total available-for-sale investment securities	375,687	615,241	—	990,928

Total investments	375,687	846,677	—	1,222,364

Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	9,895	—	9,895
Accrued expenses and other current liabilities	—	(177,022)	—	(177,022)
Other noncurrent assets	—	85	—	85
Other noncurrent liabilities	—	(195,572)	—	(195,572)

Total	$1,163,876	$486,569	$—	$1,650,445

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$411,512	$—	$—	$411,512
Time deposits	—	300,770	—	300,770
Commercial paper	—	7,918	—	7,918

Total cash equivalents	411,512	308,688	—	720,200

Investments:
Time deposits	—	282,335	—	282,335

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	392,067	159,169	—	551,236
Corporate and other debt securities	—	294,556	—	294,556
Asset-backed securities	—	97,112	—	97,112
Municipal debt securities	—	47,292	—	47,292
Mutual funds	—	21,150	—	21,150

Total available-for-sale investment securities	392,067	619,279	—	1,011,346

Total investments	392,067	901,614	—	1,293,681

Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	1,344	—	1,344
Accrued expenses and other current liabilities	—	(130,923)	—	(130,923)
Other noncurrent assets	—	3,436	—	3,436
Other noncurrent liabilities	—	(175,628)	—	(175,628)

Total	$803,579	$908,531	$—	$1,712,110

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

During the six months ended June 30, 2013 and the year ended December 31, 2012, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 7 — Derivative Financial Instruments

In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. Derivatives may give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to our foreign exchange forward contracts set forth in the below table are subject to International Swaps and Derivatives Association, or ISDA, master netting arrangements or other similar agreements with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to our foreign exchange forward contracts on a gross basis, with no offsets, in our accompanying unaudited condensed consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to our foreign exchange forward contracts.

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statement of financial position as of:

		June 30, 2013		December 31, 2012
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	$—	$1,230	$—
	Other noncurrent assets	85	—	3,436	—
	Accrued expenses and other current liabilities	—	177,022	—	125,633
	Other noncurrent liabilities	—	195,572	—	175,628

	Total	85	372,594	4,666	301,261

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	9,895	—	114	—
	Accrued expenses and other current liabilities	—	—	—	5,290

	Total	9,895	—	114	5,290

Total		$9,980	$372,594	$4,780	$306,551

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2013, 2014, 2015 and 2016. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of June 30, 2013, we estimate that $149,645, net of tax, of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	June 30, 2013	December 31, 2012
2013	$630,000	$1,253,000
2014	1,200,000	1,200,000
2015	900,000	780,000
2016	240,000	120,000

Total notional value of contracts outstanding	$2,970,000	$3,353,000

Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(314,899)	$(252,810)

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the three months ended June 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2013	2012		2013	2012
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(167,034)	$(261,688)	Cost of revenues	$(25,541)	$(24,876)

			Selling, general and administrative expenses	(5,570)	(5,443)

			Total	$(31,111)	$(30,319)

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the six months ended June 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2013	2012		2013	2012
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(128,369)	$(126,673)	Cost of revenues	$(43,093)	$(31,497)

			Selling, general and administrative expenses	(9,362)	(6,641)

			Total	$(52,455)	$(38,138)

The activity related to the change in net unrealized (losses) on cash flow hedges in accumulated other comprehensive income (loss) is presented in Note 9.

Other Derivatives

We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into a series of foreign exchange forward contracts scheduled to mature in 2013 and 2014 which are primarily to purchase U.S. dollars and sell Indian rupees. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other, net in our consolidated statements of operations.

Additional information related to our outstanding contracts is as follows:

	June 30, 2013	December 31, 2012
Notional value of contracts outstanding	$214,804	$208,571

The following table provides information on the location and amounts of realized and unrealized pre-tax gains on our other derivative financial instruments for the three and six months ended June 30, 2013 and 2012:

	Location of Net Gains on Derivative Instruments	Amount of Net Gains on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$17,296	$13,432	$14,970	$264

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 8 — Commitments and Contingencies

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expected expenditure of over $700,000 during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art IT development and delivery centers in regions primarily designated as SEZs located in India. As of June 30, 2013, we had outstanding fixed capital commitments of approximately $102,765 related to our India development center expansion program.

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

Note 9 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2013:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments
Beginning balance	$(8,016)	$—	$(8,016)	$11,572	$—	$11,572

Change in foreign currency translation adjustments	(575)	—	(575)	(20,163)	—	(20,163)

Ending balance	$(8,591)	$—	$(8,591)	$(8,591)	$—	$(8,591)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$1,935	$(690)	$1,245	$2,440	$(885)	$1,555

Unrealized (losses) arising during the period	(3,276)	1,167	(2,109)	(3,476)	1,245	(2,231)
Reclassification of (gains) to Other, net	(376)	128	(248)	(681)	245	(436)

Net change	(3,652)	1,295	(2,357)	(4,157)	1,490	(2,667)

Ending balance	$(1,717)	$605	$(1,112)	$(1,717)	$605	$(1,112)

Unrealized (losses) on cash flow hedges:
Beginning balance	$(236,586)	$34,926	$(201,660)	$(296,595)	$43,785	$(252,810)

Unrealized (losses) arising during the period	(167,034)	27,496	(139,538)	(128,369)	21,730	(106,639)
Reclassifications of losses to:
Cost of revenues	25,541	(3,949)	21,592	43,093	(6,495)	36,598
Selling, general and administrative expenses	5,570	(863)	4,707	9,362	(1,410)	7,952

Net change	(135,923)	22,684	(113,239)	(75,914)	13,825	(62,089)

Ending balance	$(372,509)	$57,610	$(314,899)	$(372,509)	$57,610	$(314,899)

Accumulated other comprehensive income (loss):
Beginning balance	$(242,667)	$34,236	$(208,431)	$(282,583)	$42,900	$(239,683)
Other comprehensive income (loss)	(140,150)	23,979	(116,171)	(100,234)	15,315	(84,919)

Ending balance	$(382,817)	$58,215	$(324,602)	$(382,817)	$58,215	$(324,602)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2012:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments
Beginning balance	$8,073	$—	$8,073	$(3,561)	$—	$(3,561)

Change in foreign currency translation adjustments	(9,380)	—	(9,380)	2,254	—	2,254

Ending balance	$(1,307)	$—	$(1,307)	$(1,307)	$—	$(1,307)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$2,703	$(960)	$1,743	$1,986	$(780)	$1,206

Unrealized (losses) gains arising during the period	(315)	9	(306)	615	(231)	384
Reclassification of (gains) to Other, net	(270)	124	(146)	(483)	184	(299)

Net change	(585)	133	(452)	132	(47)	85

Ending balance	$2,118	$(827)	$1,291	$2,118	$(827)	$1,291

Unrealized (losses) on cash flow hedges:
Beginning balance	$(242,806)	$39,659	$(203,147)	$(385,640)	$62,601	$(323,039)

Unrealized (losses) arising during the period	(261,688)	42,743	(218,945)	(126,673)	21,078	(105,595)
Reclassifications of losses to:
Cost of revenues	24,876	(4,063)	20,813	31,497	(5,144)	26,353
Selling, general and administrative expenses	5,443	(889)	4,554	6,641	(1,085)	5,556

Net change	(231,369)	37,791	(193,578)	(88,535)	14,849	(73,686)

Ending balance	$(474,175)	$77,450	$(396,725)	$(474,175)	$77,450	$(396,725)

Accumulated other comprehensive income (loss):
Beginning balance	$(232,030)	$38,699	$(193,331)	$(387,215)	$61,821	$(325,394)
Other comprehensive income (loss)	(241,334)	37,924	(203,410)	(86,149)	14,802	(71,347)

Ending balance	$(473,364)	$76,623	$(396,741)	$(473,364)	$76,623	$(396,741)

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Financial Services	$910,707	$736,885	$1,766,048	$1,431,609
Healthcare	541,574	484,290	1,051,593	951,699
Manufacturing/Retail/Logistics	461,594	358,611	887,440	693,405
Other	247,365	215,434	476,897	429,856

Total revenue	$2,161,240	$1,795,220	$4,181,978	$3,506,569

Segment Operating Profit:
Financial Services	$305,395	$250,783	$570,629	$488,684
Healthcare	204,991	189,464	382,065	371,850
Manufacturing/Retail/Logistics	158,384	130,968	289,410	253,911
Other	80,592	71,899	151,652	141,880

Total segment operating profit	749,362	643,114	1,393,756	1,256,325
Less: unallocated costs(1)	322,559	311,156	601,046	606,468

Income from operations	$426,803	$331,958	$792,710	$649,857

(1)	Includes $30,237 and $59,330 of stock-based compensation expense for the three and six months ended June 30, 2013, respectively, and $26,271 and $57,650 of stock-based compensation expense for the three and six months ended June 30, 2012, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues: (1)
North America(2)	$1,677,394	$1,434,969	$3,259,585	$2,795,693
Europe(3)	387,228	282,681	735,484	566,606
Other(4)	96,618	77,570	186,909	144,270

Total	$2,161,240	$1,795,220	$4,181,978	$3,506,569

	As of
	June 30, 2013	December 31, 2012
Long-lived Assets: (5)
North America(2)	$54,407	$52,149
Europe	13,554	8,696
Other(4)(6)	949,744	910,641

Total	$1,017,705	$971,486

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $233,845 and $182,980 for the three months and $450,253 and $363,316 for the six months ended June 30, 2013 and 2012, respectively.
(4)	Includes our operations in Asia Pacific, the Middle East and Latin America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 11 — Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued new guidance which requires the netting of any unrecognized tax benefits against all available same-jurisdiction deferred tax carryforward assets that would apply if the uncertain tax positions were settled. This standard will be effective for periods beginning on or after January 1, 2014. The adoption of this standard affects financial statement presentation only and will have no effect on our financial condition or consolidated results of operations.

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

Executive Summary

During the three and six months ended June 30, 2013, our revenue increased to $2,161.2 million and $4,182.0 million, respectively, compared to $1,795.2 million and $3,506.6 million during the three and six months ended June 30, 2012, respectively. During the three and six months ended June 30, 2013, net income increased to $300.4 million and $584.6 million, respectively, or $0.99 and $1.92 per diluted share, compared to net income of $251.9 million and $495.6 million, or $0.82 and $1.61 per diluted share during the three and six months ended June 30, 2012, respectively. On a non-GAAP basis, during the three and six months ended June 30, 2013, our diluted earnings per share increased to $1.071 and $2.09,1 respectively, compared to $0.891 and $1.771 for the three and six months ended June 30, 2012, respectively.

The key drivers of our revenue growth during the three months ended June 30, 2013 were as follows:

•

Strong performance across all of our business segments, particularly our Manufacturing/Retail/Logistics and Financial Services business segments, which reported revenue growth of 28.7% and 23.6%, respectively, compared to the quarter ended June 30, 2012;

•

Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets where we experienced revenue growth of 37.0% and 24.6%, respectively, as compared to the quarter ended June 30, 2012;

•	Sustained strength in the North America market where revenues grew 16.9%, or $242.4 million, compared to the quarter ended June 30, 2012;

•	Increased customer spending on discretionary projects;

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

We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, Enterprise Information Management, or EIM, application testing, application maintenance, IT IS, and BPO. We finished the quarter with approximately 1,100 active clients, compared to approximately 815 as of June 30, 2012, and increased the number of strategic clients by 8 during the quarter, bringing the total number of our strategic clients to 229. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for 13.4% and 23.1%, respectively, of our total revenues during the quarter ended June 30, 2013, as compared to 14.8% and 25.9%, respectively, for the quarter ended June 30, 2012. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

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

During the quarter ended June 30, 2013, our revenue from European customers increased by 37.0% to approximately $387.2 million compared to approximately $282.7 million in the quarter ended June 30, 2012. For the quarter ended June 30, 2013, revenue from Europe, excluding the UK, increased by approximately $53.7 million from approximately $99.7 million in the quarter ended June 30, 2012 to approximately $153.4 million. Almost half of this increase is attributable to revenue generated by the C1 Group companies acquired in February 2013. Revenue from the UK increased by approximately $50.8 million from approximately $183.0 million in the quarter ended June 30, 2012 to approximately $233.8 million. We believe that Europe, the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, will continue to be areas of significant investment for us as we see these regions as growth opportunities for the long term.

1	Non-GAAP diluted earnings per share is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Our operating margin increased to approximately 19.7% for the quarter ended June 30, 2013 compared to 18.5% for the quarter ended June 30, 2012. Our non-GAAP operating margin for the quarter ended June 30, 2013 was approximately 21.4%2. The increase in our GAAP and non-GAAP operating margins was due to revenue growth outpacing headcount growth, the shift of our annual salary increases to the third quarter of 2013, and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges. Historically, we have invested our profitability above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery as well as recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business. For the remainder of 2013, we expect our non-GAAP operating margin to fall more in line with our targeted non-GAAP operating margin range.

We finished the second quarter of 2013 with approximately 164,300 employees, which is an increase of approximately 19,100 as compared to June 30, 2012. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2013. Annualized turnover, including both voluntary and involuntary, was approximately 18.7% during the three months ended June 30, 2013. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.

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

At June 30, 2013, we had cash, cash equivalents and short-term investments of $2,900.6 million and working capital of $3,776.7 million. Accordingly, we do not anticipate any near-term liquidity issues. During the three months ended June 30, 2013, we repurchased $115.2 million of our Class A common stock under our existing stock repurchase program. Stock repurchases were funded from working capital.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

(Dollars in thousands, except per share amounts)

		% of		% of	Increase (Decrease)
	2013	Revenues	2012	Revenues	$	%
Revenues	$2,161,240	100.0	$1,795,220	100.0	$366,020	20.4
Cost of revenues	1,272,013	58.9	1,030,889	57.4	241,124	23.4
Selling, general and administrative expenses	420,526	19.5	396,771	22.1	23,755	6.0
Depreciation and amortization expense	41,898	1.9	35,602	2.0	6,296	17.7

Income from operations	426,803	19.7	331,958	18.5	94,845	28.6
Other income (expense), net	(6,406)		3,134		(9,540)	(304.4)
Provision for income taxes	119,987		83,160		36,827	44.3

Net income	$300,410	13.9	$251,932	14.0	$48,478	19.2

Diluted earnings per share	$0.99		$0.82		$0.17

Other Financial Information (1)
Non-GAAP income from operations and non-GAAP operating margin	$462,952	21.4	$359,457	20.0	$103,495	28.8
Non-GAAP diluted earnings per share	$1.07		$0.89		$0.18

(1)	Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue. Revenue increased 20.4%, or approximately $366.0 million, from approximately $1,795.2 million during the three months ended June 30, 2012 to approximately $2,161.2 million during the three months ended June 30, 2013. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenue from customers existing as of June 30, 2012 increased by approximately $279.8 million and revenue from new customers added since June 30, 2012 was approximately $86.2 million, or approximately 23.6% of the period over period revenue increase and 4.0% of total revenues for the three months ended June 30, 2013. In addition, revenue from our North American, European and Rest of World customers for the three months ended June 30, 2013 increased by $242.4 million, $104.5 million and $19.1 million, respectively, over the comparable 2012 quarter. We had approximately 1,100 active clients as of June 30, 2013 as compared to 815 active clients as of June 30, 2012. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services, Manufacturing/Retail/Logistics and Healthcare business segments accounted for approximately $173.8 million, $103.0 million and $57.3 million, respectively, of the $366.0 million increase in revenue. Additionally, our consulting and technology services and outsourcing services increased by approximately 17.8% and 23.1%, respectively, compared to the three months ended June 30, 2012. Consulting and technology services and outsourcing services represented approximately 50.5% and 49.5%, respectively, of total revenues for the three months ended June 30, 2013.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 23.4%, or approximately $241.1 million, from approximately $1,030.9 million during the three months ended June 30, 2012 to approximately $1,272.0 million during the three months ended June 30, 2013. The increase was due primarily to an increase in compensation and benefits costs of approximately $203.7 million, resulting from the increase in the number of our technical personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 7.0%, or approximately $30.0 million, from approximately $432.4 million during the three months ended June 30, 2012 to approximately $462.4 million during the three months ended June 30, 2013, and decreased as a percentage of revenue from 24.1% to 21.4%. The decrease as a percentage of revenue was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by investments to grow our business.

Income from Operations. Income from operations increased 28.6%, or approximately $94.8 million, from approximately $332.0 million during the three months ended June 30, 2012 to approximately $426.8 million during the three months ended June 30, 2013, representing operating margins of 19.7% of revenues in 2013 and 18.5% of revenues in 2012. The increase in our operating margin was due to revenue growth outpacing headcount growth, the shift of our annual salary increases to the third quarter of 2013, and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 79 basis points or 0.79 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 23 basis points or 0.23 percentage points. Our non-GAAP operating margins for the three month periods ended June 30, 2013 and 2012 were 21.4%3 and 20.0%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended June 30, 2013 and 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 144 basis points or 1.44 percentage points and 169 basis points or 1.69 percentage points, respectively.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended June 30:

(Dollars in thousands)

	2013	2012	Increase (Decrease)
Foreign currency exchange (losses)	$(36,370)	$(20,605)	$(15,765)
Gains on foreign exchange forward contracts not designated as hedging instruments	17,296	13,432	3,864

Net foreign currency exchange (losses)	(19,074)	(7,173)	(11,901)
Interest income	13,080	9,984	3,096
Other, net	(412)	323	(735)

Total other income (expense), net	$(6,406)	$3,134	$(9,540)

3	Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

The foreign currency exchange losses of approximately $36.4 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our India subsidiaries to the U.S. dollar functional currency. The $17.3 million of gains on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of June 30, 2013, the notional value of our undesignated hedges was $214.8 million. The increase in interest income of $3.1 million was primarily attributed to higher average invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $83.2 million during the three months ended June 30, 2012 to approximately $120.0 million during the three months ended June 30, 2013. The effective income tax rate increased from 24.8% for the three months ended June 30, 2012 to 28.5% for the three months ended June 30, 2013. The increase in our effective income tax rate was primarily attributed to a shift in the geographic mix of our current year earnings towards countries with higher statutory rates, an increase of the India statutory rate effective April 1, 2013, and a scheduled reduction of certain income tax holiday benefits in India in 2013.

Net Income. Net income increased from approximately $251.9 million for the three months ended June 30, 2012 to approximately $300.4 million for the three months ended June 30, 2013, representing 14.0% and 13.9% of revenues, respectively.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

(Dollars in thousands, except per share amounts)

		% of		% of
	2013	Revenues	2012	Revenues
GAAP income from operations and operating margin	$426,803	19.7	$331,958	18.5
Add: Stock-based compensation expense	30,237	1.4	26,271	1.5
Add: Acquisition-related charges (1)	5,912	0.3	1,228	0.1

Non-GAAP income from operations and non-GAAP operating margin	$462,952	21.4	$359,457	20.0

GAAP diluted earnings per share	$0.99		$0.82
Add: non-GAAP adjustments per diluted share	0.08		0.07

Non-GAAP diluted earnings per share	$1.07		$0.89

(1)	Acquisition-related charges include, when applicable, amortization of purchased intangible assets included in the depreciation and amortization expense line on our condensed consolidated statements of operations, external deal costs, acquisition-related retention bonuses, integration costs, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth, for the periods indicated, certain financial data expressed for the six months ended June 30:

(Dollars in thousands, except per share amounts)

		% of		% of	Increase (Decrease)
	2013	Revenues	2012	Revenues	$	%
Revenues	$4,181,978	100.0	$3,506,569	100.0	$675,409	19.3
Cost of revenues	2,471,978	59.1	2,015,409	57.5	456,569	22.7
Selling, general and administrative expenses	833,730	19.9	770,949	22.0	62,781	8.1
Depreciation and amortization expense	83,560	2.0	70,354	2.0	13,206	18.8

Income from operations	792,710	19.0	649,857	18.5	142,853	22.0
Other income (expense), net	4,870		7,512		(2,642)	(35.2)
Provision for income taxes	212,961		161,786		51,175	31.6

Net income	$584,619	14.0	$495,583	14.1	$89,036	18.0

Diluted earnings per share	$1.92		$1.61		$0.31

Other Financial Information (1)
Non-GAAP income from operations and non-GAAP operating margin	$864,606	20.7	$715,055	20.4	$149,551	20.9
Non-GAAP diluted earnings per share	$2.09		$1.77		$0.32

(1)	Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue. Revenue increased 19.3%, or approximately $675.4 million, from approximately $3,506.6 million during the six months ended June 30, 2012 to approximately $4,182.0 million during the six months ended June 30, 2013. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenue from customers existing as of June 30, 2012 increased by approximately $550.5 million and revenue from new customers added since June 30, 2012 was approximately $124.9 million, or approximately 18.5% of the period over period revenue increase and 3.0% of total revenues for the six months ended June 30, 2013. In addition, revenue from our North American, European and Rest of World customers for the six months ended June 30, 2013 increased by $463.9 million, $168.9 million and $42.6 million, respectively, over the comparable 2012 period. We had approximately 1,100 active clients as of June 30, 2013 as compared to 815 active clients as of June 30, 2012. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services, Manufacturing/Retail/Logistics and Healthcare business segments accounted for approximately $334.4 million, $194.0 million and $99.9 million, respectively, of the $675.4 million increase in revenue. Additionally, our consulting and technology services and outsourcing services increased by approximately 16.1% and 22.6%, respectively, compared to the six months ended June 30, 2012. Consulting and technology services and outsourcing services represented approximately 50.1% and 49.9%, respectively, of total revenues for the six months ended June 30, 2013.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 22.7%, or approximately $456.6 million, from approximately $2,015.4 million during the six months ended June 30, 2012 to approximately $2,472.0 million during the six months ended June 30, 2013. The increase was due primarily to an increase in compensation and benefits costs of approximately $384.9 million, resulting from the increase in the number of our technical personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 9.0%, or approximately $76.0 million, from approximately $841.3 million during the six months ended June 30, 2012 to approximately $917.3 million during the six months ended June 30, 2013, and decreased as a percentage of revenue from 24.0% to 21.9%. The decrease as a percentage of revenue was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by investments to grow our business.

Income from Operations. Income from operations increased 22.0%, or approximately $142.8 million, from approximately $649.9 million during the six months ended June 30, 2012 to approximately $792.7 million during the six months ended June 30, 2013, representing operating margins of 19.0% of revenues in 2013 and 18.5% of revenues in 2012. The increase in operating margin was primarily due to revenue growth outpacing headcount growth, the shift of our annual salary increases to the third quarter of 2013, and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 128 basis points or 1.28 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 23 basis points or 0.23 percentage points. Our non-GAAP operating margins for the six month periods ended June 30, 2013 and 2012 were 20.7%4 and 20.4%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2013 and 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 125 basis points, or 1.25 percentage points, and 109 basis points, or 1.09 percentage points, respectively.

4	Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the six months ended June 30:

(Dollars in thousands)

	2013	2012	Increase (Decrease)
Foreign currency exchange (losses)	$(37,795)	$(14,701)	$(23,094)
Gains on foreign exchange forward contracts not designated as hedging instruments	14,970	264	14,706

Net foreign currency exchange (losses)	(22,825)	(14,437)	(8,388)
Interest income	26,327	21,056	5,271
Other, net	1,368	893	475

Total other income, net	$4,870	$7,512	$(2,642)

The foreign currency exchange losses of approximately $37.8 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our India subsidiaries to the U.S. dollar functional currency. The $15.0 million of gains on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of June 30, 2013, the notional value of our undesignated hedges was $214.8 million. The increase in interest income of $5.3 million was primarily attributed to higher average invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $161.8 million during the six months ended June 30, 2012 to approximately $213.0 million during the six months ended June 30, 2013. The effective income tax rate increased from 24.6% for the six months ended June 30, 2012 to 26.7% for the six months ended June 30, 2013. The increase in our effective income tax rate was primarily attributed to a shift in the geographic mix of our current year earnings towards countries with higher statutory rates, an increase of the India statutory rate effective April 1, 2013, and a scheduled reduction of certain income tax holiday benefits in India in 2013.

Net Income. Net income increased from approximately $495.6 million for the six months ended June 30, 2012 to approximately $584.6 million for the six months ended June 30, 2013, representing 14.1% and 14.0% of revenues, respectively.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

(Dollars in thousands, except per share amounts)

		% of		% of
	2013	Revenues	2012	Revenues
GAAP income from operations and operating margin	$792,710	19.0	$649,857	18.5
Add: Stock-based compensation expense	59,330	1.4	57,650	1.7
Add: Acquisition-related charges (1)	12,566	0.3	7,548	0.2

Non-GAAP income from operations and non-GAAP operating margin	$864,606	20.7	$715,055	20.4

GAAP diluted earnings per share	$1.92		$1.61
Add: non-GAAP adjustments per diluted share	0.17		0.16

Non-GAAP diluted earnings per share	$2.09		$1.77

(1)	Acquisition-related charges include, when applicable, amortization of purchased intangible assets included in the depreciation and amortization expense line on our condensed consolidated statements of operations, external deal costs, acquisition-related retention bonuses, integration costs, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs.

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

As of June 30, 2013, we had 1,100 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended June 30, 2013 and 2012. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended June 30, 2013 and 2012 are as follows:

(Dollars in thousands)

			Increase
	2013	2012	$	%
Revenues:
Financial Services	$910,707	$736,885	$173,822	23.6
Healthcare	541,574	484,290	57,284	11.8
Manufacturing/Retail/Logistics	461,594	358,611	102,983	28.7
Other	247,365	215,434	31,931	14.8

Total revenue	$2,161,240	$1,795,220	$366,020	20.4

Segment Operating Profit:
Financial Services	$305,395	$250,783	$54,612	21.8
Healthcare	204,991	189,464	15,527	8.2
Manufacturing/Retail/Logistics	158,384	130,968	27,416	20.9
Other	80,592	71,899	8,693	12.1

Total segment operating profit	$749,362	$643,114	$106,248	16.5

Financial Services Segment

Revenue. Revenue increased by 23.6%, or approximately $173.8 million, from approximately $736.9 million during the three months ended June 30, 2012 to approximately $910.7 million during the three months ended June 30, 2013. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2012 and customers added since June 30, 2012 was approximately $144.5 million and approximately $29.3 million, respectively. Within the segment, for the three months ended June 30, 2013, revenue from our banking and insurance customers increased approximately $129.1 million and $44.7 million, respectively. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery.

Segment Operating Profit. Segment operating profit increased 21.8%, or approximately $54.6 million, from approximately $250.8 million during the three months ended June 30, 2012 to approximately $305.4 million during the three months ended June 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 11.8%, or approximately $57.3 million, from approximately $484.3 million during the three months ended June 30, 2012 to approximately $541.6 million during the three months ended June 30, 2013. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2012 and customers added since June 30, 2012 was approximately $46.1 million and approximately $11.2 million, respectively. Within the segment, growth was below company average for both our healthcare customers, where revenue during the three months ended June 30, 2013 increased by approximately $31.6 million, and our life sciences customers, where revenue increased by approximately $25.6 million. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model. IT spending by our life sciences customers may be adversely impacted by the patent cliff affecting these customers and continued consolidation in the industry.

Segment Operating Profit. Segment operating profit increased 8.2%, or approximately $15.5 million, from approximately $189.5 million during the three months ended June 30, 2012 to approximately $205.0 million during the three months ended June 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 28.7%, or approximately $103.0 million, from approximately $358.6 million during the three months ended June 30, 2012 to approximately $461.6 million during the three months ended June 30, 2013. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2012 and customers added since June 30, 2012 was approximately $75.3 million and approximately $27.7 million, respectively. Within the segment, growth was strong among both our manufacturing and logistics and our retail and hospitality customers, where revenue during the three months ended June 30, 2013 increased by approximately $53.3 million and $49.7 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment.

Segment Operating Profit. Segment operating profit increased 20.9%, or approximately $27.4 million, from approximately $131.0 million during the three months ended June 30, 2012 to approximately $158.4 million during the three months ended June 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Other Segment

Revenue. Revenue increased 14.8%, or approximately $31.9 million, from approximately $215.4 million during the three months ended June 30, 2012 to approximately $247.4 million during the three months ended June 30, 2013. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2012 and customers added since June 30, 2012 was approximately $13.9 million and approximately $18.0 million, respectively. The increase in revenue can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model. Within the segment, growth was strong among our communications customers, where revenue during the three months ended June 30, 2013 increased by approximately $13.5 million.

Segment Operating Profit. Segment operating profit increased 12.1%, or approximately $8.7 million, from approximately $71.9 million during the three months ended June 30, 2012 to approximately $80.6 million during the three months ended June 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the six months ended June 30, 2013 and 2012 are as follows:

(Dollars in thousands)

			Increase
	2013	2012	$	%
Revenues:
Financial Services	$1,766,048	$1,431,609	$334,439	23.4
Healthcare	1,051,593	951,699	99,894	10.5
Manufacturing/Retail/Logistics	887,440	693,405	194,035	28.0
Other	476,897	429,856	47,041	10.9

Total revenue	$4,181,978	$3,506,569	$675,409	19.3

Segment Operating Profit:
Financial Services	$570,629	$488,684	$81,945	16.8
Healthcare	382,065	371,850	10,215	2.7
Manufacturing/Retail/Logistics	289,410	253,911	35,499	14.0
Other	151,652	141,880	9,772	6.9

Total segment operating profit	$1,393,756	$1,256,325	$137,431	10.9

Financial Services Segment

Revenue. Revenue increased by 23.4%, or approximately $334.4 million, from approximately $1,431.6 million during the six months ended June 30, 2012 to approximately $1,766.0 million during the six months ended June 30, 2013. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2012 and customers added since June 30, 2012 was approximately $296.1 million and approximately $38.3 million, respectively. Within the segment, for the six months ended June 30, 2013, revenue from our banking and insurance customers increased approximately $236.2 million and $98.2 million, respectively. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery.

Segment Operating Profit. Segment operating profit increased 16.8%, or approximately $81.9 million, from approximately $488.7 million during the six months ended June 30, 2012 to approximately $570.6 million during the six months ended June 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 10.5%, or approximately $99.9 million, from approximately $951.7 million during the six months ended June 30, 2012 to approximately $1,051.6 million during the six months ended June 30, 2013. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2012 and customers added since June 30, 2012 was approximately $81.3 million and approximately $18.6 million, respectively. Within the segment, growth was below company average for both our life science customers, where revenue during the six months ended June 30, 2013 increased by approximately $48.5 million, and our healthcare customers, where revenue increased by approximately $51.4 million. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model. IT spending by our life sciences customers may be adversely impacted by the patent cliff affecting these customers and continued consolidation in the industry.

Segment Operating Profit. Segment operating profit increased by 2.7%, or approximately $10.2 million, from approximately $371.9 million during the six months ended June 30, 2012 to approximately $382.1 million during the six months ended June 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 28.0%, or approximately $194.0 million, from approximately $693.4 million during the six months ended June 30, 2012 to approximately $887.4 million during the six months ended June 30, 2013. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2012 and customers added since June 30, 2012 was approximately $151.3 million and approximately $42.7 million, respectively. Within the segment, growth was strong among both our retail and hospitality customers and our manufacturing and logistics customers, where revenue during the six months ended June 30, 2013 increased by approximately $98.9 million and $95.1 million, respectively. The increase can also be attributed to leveraging sales and marketing investments in this business segment.

Segment Operating Profit. Segment operating profit increased 14.0%, or approximately $35.5 million, from approximately $253.9 million during the six months ended June 30, 2012 to approximately $289.4 million during the six months ended June 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Other Segment

Revenue. Revenue increased 10.9%, or approximately $47.0 million, from approximately $429.9 million during the six months ended June 30, 2012 to approximately $476.9 million during the six months ended June 30, 2013. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of June 30, 2012 and customers added since June 30, 2012 was approximately

$21.7 million and approximately $25.3 million, respectively. The increase in revenue can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model. Within the Other segment, growth was below the company average across all operating segments within Other, which includes information, media and entertainment services, communications and high technology.

Segment Operating Profit. Segment operating profit increased 6.9%, or approximately $9.8 million, from approximately $141.9 million during the six months ended June 30, 2012 to approximately $151.7 million during the six months ended June 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Liquidity and Capital Resources

At June 30, 2013, we had cash, cash equivalents and short-term investments of $2,900.6 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines, possible acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including working capital. As of June 30, 2013, we had no third party debt and had working capital of approximately $3,776.7 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $439.0 million during the six months ended June 30, 2013 as compared to approximately $425.9 million during the six months ended June 30, 2012. The increase was primarily attributed to an increase in net income partially offset by an increase in working capital required to support our revenue growth during the 2013 period as compared to the six months ended June 30, 2012. Trade accounts receivable increased from approximately $1,345.7 million at December 31, 2012 to approximately $1,560.9 million at June 30, 2013. Unbilled accounts receivable increased from approximately $183.1 million at December 31, 2012 to approximately $224.4 million at June 30, 2013. The increase in trade accounts receivable and unbilled receivables as of June 30, 2013 as compared to December 31, 2012 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At June 30, 2013, our days sales outstanding, including unbilled receivables, was approximately 75 days as compared to 72 days at December 31, 2012 and 76 days as of June 30, 2012.

Our investing activities used net cash of approximately $225.8 million during the six months ended June 30, 2013 as compared to approximately $342.8 million during the six months ended June 30, 2012. The decrease in net cash used in investing activities is primarily related to net investment sales resulting in a reduction of our short-term investments during the six months ended June 30, 2013 as compared to net investment purchases to increase our invested balances during the six months ended June 30, 2012, partially offset by higher payments for acquisitions during the 2013 period.

Our financing activities used net cash of approximately $89.4 million during the six months ended June 30, 2013 as compared to approximately $341.4 million during the six months ended June 30, 2012. The decrease in net cash used in financing activities primarily related to decreased levels of repurchases of common stock under our share repurchase program, during the six months ended June 30, 2013 as compared to the 2012 period.

As of June 30, 2013, $1,614.7 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. We utilize a variety of strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

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

Commitments and Contingencies

As of June 30, 2013, we had outstanding fixed capital commitments of approximately $102.8 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 77.9% of our revenues for the six months ended June 30, 2013 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 28.5% of our global operating costs for the six months ended June 30, 2013, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the six months ended June 30, 2013, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of approximately $37.8 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our India subsidiaries to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies in our foreign subsidiaries, primarily the Indian rupee.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three and six months ended June 30, 2013, we reported losses of $31.1 million and $52.5 million, respectively, on contracts that settled during these periods. As of June 30, 2013, we have outstanding contracts with a notional value of $2,970.0 million and weighted average forward rate of 56.0 rupees to the U.S. dollar. These contracts are scheduled to mature as follows: outstanding contracts with a notional value of $630.0 million and a weighted average forward rate of 51.4 rupees to the U.S. dollar scheduled to mature in 2013; outstanding contracts with a notional value of $1,200.0 million and a weighted average forward rate of 54.1 rupees to the U.S. dollar scheduled to mature in 2014; outstanding contracts with a notional value of $900.0 million and a weighted average forward rate of 58.6 rupees to the U.S. dollar scheduled to mature in 2015; and outstanding contracts with a notional value of $240.0 million and a weighted average forward rate of 67.2 rupees to the U.S. dollar scheduled to mature in 2016.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2013 and 2014 which are primarily used to hedge our Indian rupee denominated net monetary assets. At June 30, 2013, the notional value of the outstanding contracts was $214.8 million and the related fair value was an asset of $9.9 million. During the three and six months ended June 30, 2013, inclusive of gains of $17.3 million and $15.0, respectively on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $19.1 million and $22.8 million, respectively.

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

Significant judgment is also required in determining any valuation allowance recorded against deferred income tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event we change our determination as to the amount of deferred income tax assets that can be realized, we will adjust the valuation allowance with a corresponding impact recorded to our income tax provision in the period in which such determination is made.

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

Investments. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities include securities backed by auto loans, credit card receivables, mortgage loans and other receivables. The years of issuance of our asset-backed securities fall in the 2003 to 2013 range.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment for any of our reporting units. As of June 30, 2013, our goodwill balance was $412.6 million.

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

Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, plans, objectives, and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, but not limited to, continuing worsening economic conditions in the United States and Europe; the loss of customers; the rate of growth in the use of technology in business and the type and level of technology spending by our clients; the risk that we may not be able to collect receivables from, or bill our unbilled services to, our clients; the risk of reputational harm to us; increased competition from other service providers and consolidation in the industries that we serve; the risk that we may not be able to keep pace with the rapidly evolving technological environment; competition for hiring highly-skilled professionals or the loss of key personnel; the risk that we may not be able to control our costs or maintain favorable pricing and utilization rates; the risk that we might not be able to maintain effective internal controls; the risk that we may not be able to enforce non-competition agreements with our executives; the possibility that we may not be able to maintain favorable pricing or utilization rates; the risk of liability resulting from security breaches; our inability to successfully acquire or integrate target companies; changes in domestic and international regulations and legislation, including immigration and anti-outsourcing legislation; the effect of fluctuations in the Indian rupee and other currency exchange rates; the effect of our use of derivative instruments; the risk of war, terrorist activities, pandemics and natural disasters; the possibility that me may choose to repatriate foreign earnings or that those earnings may become subject to tax on a U.S. basis; the possibility that we may lose certain tax benefits provided to companies in our industry by India; the risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others; the possibility that we could lose our ability to utilize the intellectual property rights of others; the risk that we may not be able to grow our business proportionality with our cash expenditures on new facilities and physical infrastructure; and the factors set forth in Part II, in the section entitled “Item 1A. Risk Factors” in this report. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, including this report in the section titled “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2012. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of June 30, 2013, the notional value of these contracts was $2,970.0 million. The outstanding contracts as of June 30, 2013 are scheduled to mature each month during 2013, 2014, 2015 and 2016. At June 30, 2013, the net unrealized loss on our outstanding foreign exchange forward contracts was $362.6 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2013, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $242.9 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2013 and 2014 which are primarily used to hedge our Indian rupee denominated net monetary assets. At June 30, 2013, the notional value of the outstanding contracts was $214.8 million and the related fair value was an asset of $9.9 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2013, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $20.8 million.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash, cash equivalents and short-term investments. As of June 30, 2013, we had approximately $2,900.6 million of cash, cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of June 30, 2013, our short-term investments totaled $1,222.4 million. Our investment portfolio is primarily comprised of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities and asset-backed securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2013. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first six months of 2013, approximately 77.9% of our revenues were attributable to the North American region, 17.6% were attributable to the European region, and 4.5% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 22.1% of our revenues for the six months ended June 30, 2013. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, the use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

The H-1B visa classification enables United States employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. CIS announced on April 5, 2013 that the agency had reached its general cap of 65,000 H-1B visas and its advanced degree cap of 20,000 H-1B visas for the fiscal year (FY) 2014. We will begin filing H-1B petitions with CIS against the fiscal year (FY) 2015 caps beginning April 1, 2014 for work in H-1B status beginning on October 1, 2014. As part of our advanced planning process, we believe that we have a sufficient number of employees who are work permit-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program, like us, face additional/higher legal and regulatory standards, and are often subject to investigations by the Wage and Hour Division of the United States Department of Labor (DOL) and unannounced random site inspections by CIS’s parent agency, the United States Department of Homeland Security (DHS). A finding by DOL, DHS, and/ or another governmental agency of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/ or a ban on future use of the H-1B program and/ or other immigration benefits.

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

Approximately 77.9% of our revenues during the six months ended June 30, 2013 were derived from customers located in North America. In the same period, approximately 17.6% of our revenues were derived from customers located in Europe. If the United States or European economy weakens or slows and conditions in the financial markets deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the six months ended June 30, 2013, we earned approximately 42.2% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the six months ended June 30, 2013, we reported an operating margin of 19.0%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

We have been expanding the nature and scope of our engagements and have added new service offerings, such as consulting, business and knowledge process outsourcing, systems integration and outsourcing of entire portions of IT infrastructure. The success of these service offerings is dependent, in part, upon continued demand for such services by our existing, new and prospective clients and our ability to meet this demand in a cost-competitive and effective manner. In addition, our ability to effectively offer a wider breadth of end-to-end business solutions depends on our ability to attract existing or new clients to these service offerings. To obtain engagements for such end-to-end solutions, we also are more likely to compete with large, well-established international consulting firms, resulting in increased competition and marketing costs. Accordingly, we cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract existing and new clients to these service offerings.

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

Our top five and top ten customers generated approximately 13.7% and 23.7%, respectively, of our revenues for the six months ended June 30, 2013. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

We earn a significant amount of our earnings outside of the United States. Other than amounts for which we have already accrued U.S. taxes, we consider foreign earnings to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur that could effectively force us to change our intent not to repatriate such earnings. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we may have to accrue taxes associated with such earnings at a substantially higher rate than our projected effective income tax rate in 2013. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to income taxes in both the United States and numerous foreign jurisdictions. The provision for income taxes and cash tax liability could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition in future periods. In addition, our income tax returns are subject to examination in the jurisdictions in which we operate. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. An unfavorable outcome of one or more of these examinations may have an adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are contracted on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 32.6% of our revenues for the six months ended June 30, 2013. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Provisions in our charter and by-laws and provisions under Delaware law may discourage unsolicited takeover proposals.

Provisions in our charter and by-laws, each as amended, and Delaware General Corporate Law, or DGCL, may have the effect of deterring unsolicited takeover proposals or delaying or preventing changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these documents and provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares of preferred stock. Our charter provides for a classified board of directors, which will prevent a change of control of our board of directors at a single meeting of stockholders. The prohibition of our stockholders’ ability to act by written consent and the restrictions imposed on our stockholders’ ability to call a special meeting may have the effect of delaying stockholder actions until annual meetings or until a special meeting is called by our chairman or chief executive officer or our board of directors. The supermajority-voting requirement for specified amendments to our charter and by-laws allows a minority of our stockholders to block those amendments. The DGCL also contains provisions preventing stockholders from engaging in business combinations with us, subject to certain exceptions. These provisions could also discourage bids for our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.

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

Issuer Purchases of Equity Securities

From December 2010 through May 2013, our Board of Directors authorized $1.0 billion in funds for repurchases of Cognizant’s outstanding shares of Class A common stock, excluding fees and expenses. In May 2013, our Board of Directors increased the Company’s stock repurchase authorization by $500 million to $1.5 billion and extended the term of the program from December 31, 2013 to December 31, 2014. Under the stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, or private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the Company’s management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.

During the three months ended June 30, 2013, we repurchased $115.2 million of our Class A common stock under our stock repurchase program. Stock repurchases were funded from working capital. The remaining authorized balance as of June 30, 2013 was $502.1 million.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
April 1, 2013 – April 30, 2013	915,302	$62.79	915,302	$59,813
May 1, 2013 – May 31, 2013	454,747	62.87	454,747	531,223
June 1, 2013 – June 30, 2013	459,951	63.30	459,951	$502,109

Total	1,830,000	$62.94	1,830,000

Item 6.	Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed Herewith

3.1	Amendment to Restated Certificate of Incorporation, as amended, dated June 4, 2013	8-K	000-24429	3.1	6/5/13

3.2	Amended and Restated Bylaws, as adopted on June 4, 2013	8-K	000-24429	3.2	6/5/13

10.1†	Form of Indemnification Agreement for Directors and Officers					*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					*

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†	Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: August 7, 2013	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed Herewith

3.1	Amendment to Restated Certificate of Incorporation, as amended, dated June 4, 2013	8-K	000-24429	3.1	6/5/13

3.2	Amended and Restated Bylaws, as adopted on June 4, 2013	8-K	000-24429	3.2	6/5/13

10.1†	Form of Indemnification Agreement for Directors and Officers					*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					*

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†	Denotes a management contract or compensatory plan or arrangement