Form 10-Q
period 2013-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2013-11-06
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 1, 2013:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	302,497,091

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2013 and 2012 and for the Nine Months Ended September 30, 2013 and 2012	1

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2013 and 2012 and for the Nine Months Ended September 30, 2013 and 2012	2

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6.	Exhibits	55

SIGNATURES		56

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$2,305,723	$1,891,688	$6,487,701	$5,398,257
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,382,336	1,111,898	3,854,314	3,127,307
Selling, general and administrative expenses	443,376	384,951	1,277,106	1,155,900
Depreciation and amortization expense	42,652	39,453	126,212	109,807

Income from operations	437,359	355,386	1,230,069	1,005,243

Other income (expense), net:
Interest income	10,696	12,041	37,023	33,097
Other, net	(8,857)	(3,044)	(30,314)	(16,588)

Total other income (expense), net	1,839	8,997	6,709	16,509

Income before provision for income taxes	439,198	364,383	1,236,778	1,021,752
Provision for income taxes	119,571	87,482	332,532	249,268

Net income	$319,627	$276,901	$904,246	$772,484

Basic earnings per share	$1.06	$0.93	$3.00	$2.56

Diluted earnings per share	$1.05	$0.91	$2.97	$2.52

Weighted average number of common shares outstanding - Basic	301,632	299,058	301,719	301,571
Dilutive effect of shares issuable under stock-based compensation plans	2,643	4,074	2,913	4,984

Weighted average number of common shares outstanding - Diluted	304,275	303,132	304,632	306,555

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$319,627	$276,901	$904,246	$772,484

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	25,346	6,669	5,183	8,923
Change in unrealized loss on cash flow hedges, net of tax	(77,067)	198,549	(139,156)	124,863
Change in unrealized gains and losses on available-for-sale securities, net of tax	1,234	1,480	(1,433)	1,565

Other comprehensive income (loss)	(50,487)	206,698	(135,406)	135,351

Comprehensive income	$269,140	$483,599	$768,840	$907,835

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$2,031,119	$1,570,077
Short-term investments	1,329,480	1,293,681
Trade accounts receivable, net of allowances of $31,344 and $25,816, respectively	1,637,126	1,345,661
Unbilled accounts receivable	254,060	183,085
Deferred income tax assets, net	268,635	201,894
Other current assets	218,785	219,896

Total current assets	5,739,205	4,814,294
Property and equipment, net of accumulated depreciation of $680,664 and $573,792, respectively	1,011,803	971,486
Goodwill	417,959	309,185
Intangible assets, net	118,141	87,475
Deferred income tax assets, net	160,746	178,824
Other noncurrent assets	169,295	160,307

Total assets	$7,617,149	$6,521,571

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$114,825	$108,707
Deferred revenue	141,937	149,696
Accrued expenses and other current liabilities	1,345,276	1,118,927

Total current liabilities	1,602,038	1,377,330
Deferred income tax liabilities, net	14,794	2,777
Other noncurrent liabilities	352,041	287,081

Total liabilities	1,968,873	1,667,188

Commitments and contingencies (See Note 8)	—	—
Stockholders’ Equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized, 302,369 and 301,680 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,024	3,017
Additional paid-in capital	482,306	457,260
Retained earnings	5,538,035	4,633,789
Accumulated other comprehensive income (loss)	(375,089)	(239,683)

Total stockholders’ equity	5,648,276	4,854,383

Total liabilities and stockholders’ equity	$7,617,149	$6,521,571

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$904,246	$772,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,013	115,424
Provision for doubtful accounts	5,985	4,348
Deferred income taxes	(22,844)	(61,890)
Stock-based compensation expense	86,353	79,911
Excess tax benefits on stock-based compensation plans	(16,450)	(24,960)
Other	52,171	(4,382)
Changes in assets and liabilities:
Trade accounts receivable	(273,502)	(184,537)
Other current assets	(56,647)	(8,069)
Other noncurrent assets	(9,604)	(18,691)
Accounts payable	3,251	39,386
Other current and noncurrent liabilities	112,931	101,699

Net cash provided by operating activities	917,903	810,723

Cash flows from investing activities:
Purchases of property and equipment	(154,346)	(208,716)
Purchases of investments	(1,368,812)	(1,179,674)
Proceeds from maturity or sale of investments	1,297,258	1,002,952
Business combinations, net of cash acquired	(152,476)	(43,896)

Net cash (used in) investing activities	(378,376)	(429,334)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	76,837	91,883
Excess tax benefits on stock-based compensation plans	16,450	24,960
Repurchases of common stock	(154,336)	(483,895)

Net cash (used in) financing activities	(61,049)	(367,052)

Effect of exchange rate changes on cash and cash equivalents	(17,436)	(504)

Increase in cash and cash equivalents	461,042	13,833
Cash and cash equivalents, beginning of year	1,570,077	1,310,906

Cash and cash equivalents, end of period	$2,031,119	$1,324,739

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

During the nine months ended September 30, 2013, we repurchased 2,045,592 shares of our Class A common stock for $131,561, inclusive of fees and expenses, under our existing stock repurchase program approved by our Board of Directors.

Note 2 — Business Combinations

During the nine months ended September 30, 2013, we completed two business combinations for total cash consideration of approximately $146,600 (net of cash acquired). These transactions strengthen our local presence in Germany and Switzerland, and expand our expertise in enterprise application services and high-end testing services, as well as broaden our business process outsourcing capabilities within finance and accounting. As part of these business combinations, we acquired customer relationship assets, assembled workforces, a software platform and other assets.

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

Note 3 — Investments

Our investments were as follows:

	September 30, 2013	December 31, 2012
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$532,709	$551,236
Corporate and other debt securities	257,341	294,556
Asset-backed securities	157,021	97,112
Municipal debt securities	85,135	47,292
Mutual funds	21,124	21,150

Total available-for-sale investment securities	1,053,330	1,011,346
Time deposits	276,150	282,335

Total investments	$1,329,480	$1,293,681

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, mutual funds invested in fixed income securities, and asset-backed securities, including Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of September 30, 2013 and December 31, 2012.

Available-for-Sale Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at September 30, 2013 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$531,960	$881	$(132)	$532,709
Corporate and other debt securities	256,515	1,026	(200)	257,341
Asset-backed securities	157,329	91	(399)	157,021
Municipal debt securities	84,967	207	(39)	85,135
Mutual funds	22,340	191	(1,407)	21,124

Total available-for-sale investment securities	$1,053,111	$2,396	$(2,177)	$1,053,330

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2012 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$550,317	$972	$(53)	$551,236
Corporate and other debt securities	292,736	1,842	(22)	294,556
Asset-backed securities	97,004	237	(129)	97,112
Municipal debt securities	47,266	93	(67)	47,292
Mutual funds	21,583	—	(433)	21,150

Total available-for-sale investment securities	$1,008,906	$3,144	$(704)	$1,011,346

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of September 30, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$101,426	$(132)	$—	$—	$101,426	$(132)
Corporate and other debt securities	61,887	(200)	—	—	61,887	(200)
Asset-backed securities	84,375	(386)	4,567	(13)	88,942	(399)
Municipal debt securities	13,967	(30)	1,032	(9)	14,999	(39)
Mutual funds	—	—	20,260	(1,407)	20,260	(1,407)

Total	$261,655	$(748)	$25,859	$(1,429)	$287,514	$(2,177)

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

The unrealized losses for the above securities as of September 30, 2013 and December 31, 2012 are primarily attributable to changes in interest rates. As of September 30, 2013, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of our fixed income available-for-sale investment securities as of September 30, 2013 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$108,385	$108,565
Due after one year up to two years	402,345	403,330
Due after two years up to three years	334,040	334,525
Due after three years up to four years	28,672	28,765
Asset-backed securities	157,329	157,021

Fixed income available-for-sale investment securities	$1,030,771	$1,032,206

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds from sales of available-for-sale investment securities	$211,696	$207,229	$871,696	$559,095

Gross gains	$315	$870	$1,530	$1,857
Gross losses	(166)	—	(553)	(335)

Net realized gains on sales of available-for-sale investment securities	$149	$870	$977	$1,522

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2013	December 31, 2012
Compensation and benefits	$755,979	$661,816
Income taxes	34,385	29,570
Professional fees	37,643	35,366
Travel and entertainment	31,435	26,417
Customer volume incentives	150,777	142,945
Derivative financial instruments	226,117	130,923
Deferred income taxes	83	454
Other	108,857	91,436

Total accrued expenses and other current liabilities	$1,345,276	$1,118,927

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

Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Effective income tax rate	27.2%	24.0%	26.9%	24.4%

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$628,749	$—	$—	$628,749

Total cash equivalents	628,749	—	—	628,749

Investments:
Time deposits	—	276,150	—	276,150

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	415,911	116,798	—	532,709
Corporate and other debt securities	—	257,341	—	257,341
Asset-backed securities	—	157,021	—	157,021
Municipal debt securities	—	85,135	—	85,135
Mutual funds	—	21,124	—	21,124

Total available-for-sale investment securities	415,911	637,419	—	1,053,330

Total investments	415,911	913,569	—	1,329,480

Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	17,425	—	17,425
Accrued expenses and other current liabilities	—	(226,117)	—	(226,117)
Other noncurrent liabilities	—	(237,627)	—	(237,627)

Total	$1,044,660	$467,250	$—	$1,511,910

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$411,512	$—	$—	$411,512
Time deposits	—	300,770	—	300,770
Commercial paper	—	7,918	—	7,918

Total cash equivalents	411,512	308,688	—	720,200

Investments:
Time deposits	—	282,335	—	282,335

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	392,067	159,169	—	551,236
Corporate and other debt securities	—	294,556	—	294,556
Asset-backed securities	—	97,112	—	97,112
Municipal debt securities	—	47,292	—	47,292
Mutual funds	—	21,150	—	21,150

Total available-for-sale investment securities	392,067	619,279	—	1,011,346

Total investments	392,067	901,614	—	1,293,681

Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	1,344	—	1,344
Accrued expenses and other current liabilities	—	(130,923)	—	(130,923)
Other noncurrent assets	—	3,436	—	3,436
Other noncurrent liabilities	—	(175,628)	—	(175,628)

Total	$803,579	$908,531	$—	$1,712,110

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

During the nine months ended September 30, 2013 and the year ended December 31, 2012, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

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

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statement of financial position as of:

		September 30, 2013		December 31, 2012
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	$—	$1,230	$—
	Other noncurrent assets	—	—	3,436	—
	Accrued expenses and other current liabilities	—	226,048	—	125,633
	Other noncurrent liabilities	—	237,627	—	175,628

	Total	—	463,675	4,666	301,261

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	17,425	—	114	—
	Accrued expenses and other current liabilities	—	69	—	5,290

	Total	17,425	69	114	5,290

Total		$17,425	$463,744	$4,780	$306,551

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2013, 2014, 2015 and 2016. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of September 30, 2013, we estimate that $191,089, net of tax, of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	September 30, 2013	December 31, 2012
2013	$315,000	$1,253,000
2014	1,200,000	1,200,000
2015	900,000	780,000
2016	240,000	120,000

Total notional value of contracts outstanding	$2,655,000	$3,353,000

Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(391,966)	$(252,810)

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the three months ended September 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2013	2012		2013	2012
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(149,916)	$206,693	Cost of revenues	$(48,755)	$(25,124)

			Selling, general and administrative expenses	(9,995)	(5,493)

			Total	$(58,750)	$(30,617)

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the nine months ended September 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2013	2012		2013	2012
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(278,285)	$80,020	Cost of revenues	$(91,848)	$(56,621)

			Selling, general and administrative expenses	(19,357)	(12,134)

			Total	$(111,205)	$(68,755)

The activity related to the change in net unrealized (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 9.

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

Additional information related to our outstanding contracts is as follows:

	September 30, 2013	December 31, 2012
Notional value of contracts outstanding	$227,528	$208,571

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and nine months ended September 30, 2013 and 2012:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$7,126	$(12,535)	$22,096	$(12,271)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 8 — Commitments and Contingencies

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expected expenditure of over $700,000 during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art IT development and delivery centers in regions primarily designated as SEZs located in India. As of September 30, 2013, we had outstanding fixed capital commitments of approximately $93,111 related to our India development center expansion program.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s systems or our failure to meet our contractual obligations to our clients, including any breach involving a customer’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will cover all types of claims, continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims related to such matters as our breach of certain representations or covenants, or out of our intellectual property infringement, our gross negligence or willful misconduct or certain other claims made against certain parties. Payments by us under any of these arrangements are generally conditioned on the client making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, we have not made payments under these indemnification agreements and therefore they have not had any impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have material impact on our business, results of operations, financial condition and cash flows.

Note 9 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2013:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments
Beginning balance	$(8,591)	$—	$(8,591)	$11,572	$—	$11,572

Change in foreign currency translation adjustments	25,346	—	25,346	5,183	—	5,183

Ending balance	$16,755	$—	$16,755	$16,755	$—	$16,755

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(1,717)	$605	$(1,112)	$2,440	$(885)	$1,555

Unrealized gains (losses) arising during the period	2,080	(757)	1,323	(1,396)	488	(908)
Reclassification of (gains) to Other, net	(144)	55	(89)	(825)	300	(525)

Net change	1,936	(702)	1,234	(2,221)	788	(1,433)

Ending balance	$219	$(97)	$122	$219	$(97)	$122

Unrealized (losses) on cash flow hedges:
Beginning balance	$(372,509)	$57,610	$(314,899)	$(296,595)	$43,785	$(252,810)

Unrealized (losses) arising during the period	(149,916)	23,185	(126,731)	(278,285)	45,064	(233,221)
Reclassifications of losses to:
Cost of revenues	48,755	(7,540)	41,215	91,848	(14,158)	77,690
Selling, general and administrative expenses	9,995	(1,546)	8,449	19,357	(2,982)	16,375

Net change	(91,166)	14,099	(77,067)	(167,080)	27,924	(139,156)

Ending balance	$(463,675)	$71,709	$(391,966)	$(463,675)	$71,709	$(391,966)

Accumulated other comprehensive income (loss):
Beginning balance	$(382,817)	$58,215	$(324,602)	$(282,583)	$42,900	$(239,683)
Other comprehensive income (loss)	(63,884)	13,397	(50,487)	(164,118)	28,712	(135,406)

Ending balance	$(446,701)	$71,612	$(375,089)	$(446,701)	$71,612	$(375,089)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2012:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments
Beginning balance	$(1,307)	$—	$(1,307)	$(3,561)	$—	$(3,561)

Change in foreign currency translation adjustments	6,669	—	6,669	8,923	—	8,923

Ending balance	$5,362	$—	$5,362	$5,362	$—	$5,362

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$2,118	$(827)	$1,291	$1,986	$(780)	$1,206

Unrealized gains arising during the period	2,432	(558)	1,874	3,047	(789)	2,258
Reclassification of (gains) to Other, net	(698)	304	(394)	(1,181)	488	(693)

Net change	1,734	(254)	1,480	1,866	(301)	1,565

Ending balance	$3,852	$(1,081)	$2,771	$3,852	$(1,081)	$2,771

Unrealized (losses) on cash flow hedges:
Beginning balance	$(474,175)	$77,450	$(396,725)	$(385,640)	$62,601	$(323,039)

Unrealized gains arising during the period	206,693	(33,760)	172,933	80,020	(12,682)	67,338
Reclassifications of losses to:
Cost of revenues	25,124	(4,104)	21,020	56,621	(9,248)	47,373
Selling, general and administrative expenses	5,493	(897)	4,596	12,134	(1,982)	10,152

Net change	237,310	(38,761)	198,549	148,775	(23,912)	124,863

Ending balance	$(236,865)	$38,689	$(198,176)	$(236,865)	$38,689	$(198,176)

Accumulated other comprehensive income (loss):
Beginning balance	$(473,364)	$76,623	$(396,741)	$(387,215)	$61,821	$(325,394)
Other comprehensive income (loss)	245,713	(39,015)	206,698	159,564	(24,213)	135,351

Ending balance	$(227,651)	$37,608	$(190,043)	$(227,651)	$37,608	$(190,043)

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Financial Services	$954,379	$788,439	$2,720,427	$2,220,048
Healthcare	599,947	483,109	1,651,540	1,434,808
Manufacturing/Retail/Logistics	490,622	396,557	1,378,062	1,089,962
Other	260,775	223,583	737,672	653,439

Total revenue	$2,305,723	$1,891,688	$6,487,701	$5,398,257

Segment Operating Profit:
Financial Services	$324,450	$263,866	$895,079	$752,550
Healthcare	230,145	171,365	612,210	543,215
Manufacturing/Retail/Logistics	177,075	140,142	466,485	394,053
Other	86,959	77,156	238,611	219,036

Total segment operating profit	818,629	652,529	2,212,385	1,908,854
Less: unallocated costs(1)	381,270	297,143	982,316	903,611

Income from operations	$437,359	$355,386	$1,230,069	$1,005,243

(1)	Includes $27,023 and $86,353 of stock-based compensation expense for the three and nine months ended September 30, 2013, respectively, and $22,261 and $79,911 of stock-based compensation expense for the three and nine months ended September 30, 2012, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues: (1)
North America(2)	$1,783,081	$1,504,706	$5,042,666	$4,300,399
Europe(3)	414,656	302,648	1,150,140	869,254
Other(4)	107,986	84,334	294,895	228,604

Total	$2,305,723	$1,891,688	$6,487,701	$5,398,257

	As of
	September 30, 2013	December 31, 2012
Long-lived Assets: (5)
North America(2)	$53,402	$52,149
Europe	15,826	8,696
Other(4)(6)	942,575	910,641

Total	$1,011,803	$971,486

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $246,397 and $195,538 for the three months and $696,650 and $558,854 for the nine months ended September 30, 2013 and 2012, respectively.
(4)	Includes our operations in Asia Pacific, the Middle East and Latin America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

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

Executive Summary

During the three and nine months ended September 30, 2013, our revenue increased to $2,305.7 million and $6,487.7 million, respectively, compared to $1,891.7 million and $5,398.3 million during the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2013, net income increased to $319.6 million and $904.2 million, respectively, or $1.05 and $2.97 per diluted share, compared to net income of $276.9 million and $772.5 million, or $0.91 and $2.52 per diluted share during the three and nine months ended September 30, 2012, respectively. On a non-GAAP basis, during the three and nine months ended September 30, 2013, our diluted earnings per share increased to $1.131 and $3.22,1 respectively, compared to $0.981 and $2.741 for the three and nine months ended September 30, 2012, respectively.

The key drivers of our revenue growth during the three months ended September 30, 2013 were as follows:

•

Strong performance across all of our business segments, particularly our Healthcare and Manufacturing/Retail/Logistics business segments, which reported revenue growth of 24.2% and 23.7%, respectively, compared to the quarter ended September 30, 2012;

•

Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets where we experienced revenue growth of 37.0% and 28.0%, respectively, as compared to the quarter ended September 30, 2012;

•	Sustained strength in the North America market where revenues grew 18.5%, or $278.4 million, compared to the quarter ended September 30, 2012;

•	Increased customer spending on discretionary projects;

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

We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, Enterprise Information Management, or EIM, application testing, application maintenance, IT IS, and BPO. We finished the quarter with approximately 1,133 active clients, compared to approximately 821 as of September 30, 2012, and increased the number of strategic clients by 7 during the quarter, bringing the total number of our strategic clients to 236. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Our top five and top ten customers accounted for 13.0% and 22.3%, respectively, of our total revenues during the quarter ended September 30, 2013, as compared to 14.0% and 25.0%, respectively, for the quarter ended September 30, 2012. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and business process outsourcing. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that export revenues from India’s IT software and services and business process outsourcing sectors are expected to grow approximately 12% to 14% for NASSCOM’s fiscal year ending March 31, 2014. For fiscal year 2013, the industry recorded export revenue growth of 10.2% at the lower end of NASSCOM’s growth guidance.

During the quarter ended September 30, 2013, our revenue from European customers increased by 37.0% to approximately $414.7 million compared to approximately $302.6 million in the quarter ended September 30, 2012. For the quarter ended September 30, 2013, revenue from Europe, excluding the UK, increased by approximately $61.2 million from approximately $107.1 million in the quarter ended September 30, 2012 to approximately $168.3 million. Almost half of this increase is attributable to revenue generated by the C1 Group companies acquired in February 2013. Revenue from the UK increased by approximately $50.9 million from approximately $195.5 million in the quarter ended September 30, 2012 to approximately $246.4 million. We believe that Europe, the Middle East and the Asia Pacific regions, particularly Japan, India, Australia and Singapore, will continue to be areas of significant investment for us as we see these regions as growth opportunities for the long term.

1	Non-GAAP diluted earnings per share is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Our operating margin increased to approximately 19.0% for the quarter ended September 30, 2013 compared to 18.8% for the quarter ended September 30, 2012. Our non-GAAP operating margin for the quarter ended September 30, 2013 was approximately 20.4%2. The increase in our GAAP and non-GAAP operating margins was due to revenue growth outpacing headcount growth and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges, partially offset by increases in compensation and benefit costs, including incentive-based compensation. Historically, we have invested our profitability above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery as well as recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the third quarter of 2013 with approximately 166,400 employees, which is an increase of approximately 16,000 as compared to September 30, 2012. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2013. Annualized turnover, including both voluntary and involuntary, was approximately 19.1% during the three months ended September 30, 2013. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.

Our current India real estate development program includes planned construction of 10.5 million square feet of new space between 2011 and the end of 2015. This program includes the expected expenditure of over $700.0 million during this period on land acquisition, facilities construction and furnishings to build new company-owned state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones, or SEZs, located in India. During 2013, we expect to spend approximately $300 million globally for capital expenditures, including the Indian real estate development program.

At September 30, 2013, we had cash, cash equivalents and short-term investments of $3,360.6 million and working capital of $4,137.2 million. Accordingly, we do not anticipate any near-term liquidity issues.

During the remainder of 2013, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure management and BPO;

•	Demand from our customers to help them achieve their dual mandate of simultaneously achieving cost savings while investing in innovation;

•	Secular changes driven by evolving technologies and regulatory changes;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the world economy.

In response to this macroeconomic environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to garner an increased portion of our customers’ overall IT spend by providing innovative solutions;

2	Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

•	Continue our focus on growing our business in Europe, the Middle East and the Asia Pacific region, where we believe there are opportunities to gain market share;

•	Continue to increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Continue to focus on operating discipline in order to appropriately manage our cost structure; and

•	Continue to locate most of our new development center facilities in tax incentivized areas.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

(Dollars in thousands, except per share amounts)

		% of		% of	Increase (Decrease)
	2013	Revenues	2012	Revenues	$	%
Revenues	$2,305,723	100.0	$1,891,688	100.0	$414,035	21.9
Cost of revenues(1)	1,382,336	60.0	1,111,898	58.8	270,438	24.3
Selling, general and administrative expenses(1)	443,376	19.2	384,951	20.3	58,425	15.2
Depreciation and amortization expense	42,652	1.8	39,453	2.1	3,199	8.1

Income from operations	437,359	19.0	355,386	18.8	81,973	23.1
Other income (expense), net	1,839		8,997		(7,158)	(79.6)
Provision for income taxes	119,571		87,482		32,089	36.7

Net income	$319,627	13.9	$276,901	14.6	$42,726	15.4

Diluted earnings per share	$1.05		$0.91		$0.14

Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$469,502	20.4	$380,525	20.1	$88,977	23.4
Non-GAAP diluted earnings per share	$1.13		$0.98		$0.15

(1)	Exclusive of depreciation and amortization expense.
(2)	Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue. Revenue increased 21.9%, or approximately $414.0 million, from approximately $1,891.7 million during the three months ended September 30, 2012 to approximately $2,305.7 million during the three months ended September 30, 2013. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenue from customers existing as of September 30, 2012 increased by approximately $315.0 million and revenue from new customers added since September 30, 2012 was approximately $99.0 million, or approximately 23.9% of the period over period revenue increase and 4.3% of total revenues for the three months ended September 30, 2013. In addition, revenue from our North American, European and Rest of World customers for the three months ended September 30, 2013 increased by $278.4 million, $112.0 million and $23.6 million, respectively, over the comparable 2012 quarter. We had approximately 1,133 active clients as of September 30, 2013 as compared to 821 active clients as of September 30, 2012. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services, Healthcare and Manufacturing/Retail/Logistics business segments accounted for approximately $165.9 million, $116.8 million and $94.1 million, respectively, of the $414.0 million increase in revenue. Additionally, our consulting and technology services and outsourcing services increased by approximately 20.9% and 23.0%, respectively, compared to the three months ended September 30, 2012. Consulting and technology services and outsourcing services represented approximately 50.8% and 49.2%, respectively, of total revenues for the three months ended September 30, 2013.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 24.3%, or approximately $270.4 million, from approximately $1,111.9 million during the three months ended September 30, 2012 to approximately $1,382.3 million during the three months ended September 30, 2013. The increase was due primarily to an increase in compensation and benefits costs, including incentive-based compensation, of approximately $259.6 million, resulting from the increase in the number of our technical personnel and an increase in our incentive-based compensation due to better than expected operating results.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 14.5%, or approximately $61.6 million, from approximately $424.4 million during the three months ended September 30, 2012 to approximately $486.0 million during the three months ended September 30, 2013, and decreased as a percentage of revenue from 22.4% to 21.1%. The decrease as a percentage of revenue was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of losses on our cash flow hedges.

Income from Operations. Income from operations increased 23.1%, or approximately $82.0 million, from approximately $355.4 million during the three months ended September 30, 2012 to approximately $437.4 million during the three months ended September 30, 2013, representing operating margins of 19.0% of revenues in 2013 and 18.8% of revenues in 2012. The increase in our operating margin was due to revenue growth outpacing headcount growth and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges, partially offset by increases in compensation and benefit costs, including incentive-based compensation costs. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 263 basis points or 2.63 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 21 basis points or 0.21 percentage points. Our non-GAAP operating margins for the three month periods ended September 30, 2013 and 2012 were 20.4%3 and 20.1%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended September 30, 2013 and 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 255 basis points or 2.55 percentage points and 162 basis points or 1.62 percentage points, respectively.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended September 30:

(Dollars in thousands)

	2013	2012	Increase (Decrease)
Foreign currency exchange (losses) gains	$(16,315)	$8,697	$(25,012)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	7,126	(12,535)	19,661

Net foreign currency exchange (losses)	(9,189)	(3,838)	(5,351)
Interest income	10,696	12,041	(1,345)
Other, net	332	794	(462)

Total other income (expense), net	$1,839	$8,997	$(7,158)

3	Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

The foreign currency exchange losses of approximately $16.3 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our India subsidiaries to the U.S. dollar functional currency. The $7.1 million of gains on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of September 30, 2013, the notional value of our undesignated hedges was $227.5 million. The decrease in interest income of $1.3 million was primarily attributed to the depreciation of the Indian rupee against the U.S. dollar and decreases in the yield on our investments partially offset by an increase in average invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $87.5 million during the three months ended September 30, 2012 to approximately $119.6 million during the three months ended September 30, 2013. The effective income tax rate increased from 24.0% for the three months ended September 30, 2012 to 27.2% for the three months ended September 30, 2013. The increase in our effective income tax rate was primarily attributed to a shift in the geographic mix of our current year earnings towards countries with higher statutory rates, an increase of the India statutory rate effective April 1, 2013, and a scheduled reduction of certain income tax holiday benefits in India in 2013.

Net Income. Net income increased from approximately $276.9 million for the three months ended September 30, 2012 to approximately $319.6 million for the three months ended September 30, 2013, representing 14.6% and 13.9% of revenues, respectively.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

(Dollars in thousands, except per share amounts)

		% of		% of
	2013	Revenues	2012	Revenues
GAAP income from operations and operating margin	$437,359	19.0	$355,386	18.8
Add: Stock-based compensation expense	27,023	1.2	22,261	1.2
Add: Acquisition-related charges (1)	5,120	0.2	2,878	0.2

Non-GAAP income from operations and non-GAAP operating margin	$469,502	20.4	$380,525	20.1

GAAP diluted earnings per share	$1.05		$0.91
Add: non-GAAP adjustments per diluted share	0.08		0.07

Non-GAAP diluted earnings per share	$1.13		$0.98

(1)	Acquisition-related charges include, when applicable, amortization of purchased intangible assets included in the depreciation and amortization expense line on our condensed consolidated statements of operations, external deal costs, acquisition-related retention bonuses, integration costs, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2013

The following table sets forth, for the periods indicated, certain financial data expressed for the nine months ended September 30:

(Dollars in thousands, except per share amounts)

		% of		% of	Increase (Decrease)
	2013	Revenues	2012	Revenues	$	%
Revenues	$6,487,701	100.0	$5,398,257	100.0	$1,089,444	20.2
Cost of revenues(1)	3,854,314	59.4	3,127,307	57.9	727,007	23.2
Selling, general and administrative expenses(1)	1,277,106	19.7	1,155,900	21.4	121,206	10.5
Depreciation and amortization expense	126,212	1.9	109,807	2.0	16,405	14.9

Income from operations	1,230,069	19.0	1,005,243	18.6	224,826	22.4
Other income (expense), net	6,709		16,509		(9,800)	(59.4)
Provision for income taxes	332,532		249,268		83,264	33.4

Net income	$904,246	13.9	$772,484	14.3	$131,762	17.1

Diluted earnings per share	$2.97		$2.52		$0.45

Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$1,334,108	20.6	$1,095,580	20.3	$238,528	21.8
Non-GAAP diluted earnings per share	$3.22		$2.74		$0.48

(1)	Exclusive of depreciation and amortization expense.
(2)	Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue. Revenue increased 20.2%, or approximately $1,089.4 million, from approximately $5,398.3 million during the nine months ended September 30, 2012 to approximately $6,487.7 million during the nine months ended September 30, 2013. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenue from customers existing as of September 30, 2012 increased by approximately $908.8 million and revenue from new customers added since

September 30, 2012 was approximately $180.6 million, or approximately 16.6% of the period over period revenue increase and 2.8% of total revenues for the nine months ended September 30, 2013. In addition, revenue from our North American, European and Rest of World customers for the nine months ended September 30, 2013 increased by $742.2 million, $280.9 million and $66.3 million, respectively, over the comparable 2012 period. We had approximately 1,133 active clients as of September 30, 2013 as compared to 821 active clients as of September 30, 2012. In addition, we experienced strong demand across all of our business segments for an increasingly broad range of services. Our Financial Services, Manufacturing/Retail/Logistics and Healthcare business segments accounted for approximately $500.4 million, $288.1 million and $216.7 million, respectively, of the $1,089.4 million increase in revenue. Additionally, our consulting and technology services and outsourcing services increased by approximately 17.7% and 22.8%, respectively, compared to the nine months ended September 30, 2012. Consulting and technology services and outsourcing services represented approximately 50.3% and 49.7%, respectively, of total revenues for the nine months ended September 30, 2013.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 23.2%, or approximately $727.0 million, from approximately $3,127.3 million during the nine months ended September 30, 2012 to approximately $3,854.3 million during the nine months ended September 30, 2013. The increase was due primarily to an increase in compensation and benefits costs, including incentive-based compensation, of approximately $644.5 million, resulting from the increase in the number of our technical personnel and an increase in the accrual rate of our incentive-based compensation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 10.9%, or approximately $137.6 million, from approximately $1,265.7 million during the nine months ended September 30, 2012 to approximately $1,403.3 million during the nine months ended September 30, 2013, and decreased as a percentage of revenue from 23.4% to 21.6%. The decrease as a percentage of revenue was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of losses on our cash flow hedges.

Income from Operations. Income from operations increased 22.4%, or approximately $224.8 million, from approximately $1,005.2 million during the nine months ended September 30, 2012 to approximately $1,230.1 million during the nine months ended September 30, 2013, representing operating margins of 19.0% of revenues in 2013 and 18.6% of revenues in 2012. The increase in our operating margins was primarily due to revenue growth outpacing headcount growth and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges, partially offset by increases in compensation and benefit costs, including incentive-based compensation costs. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 177 basis points or 1.77 percentage points. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 22 basis points or 0.22 percentage points. Our non-GAAP operating margins for the nine month periods ended September 30, 2013 and 2012 were 20.6%4 and 20.3%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2013 and 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 171 basis points, or 1.71 percentage points, and 127 basis points, or 1.27 percentage points, respectively.

4	Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains (losses) and interest income. The following table sets forth total other income (expense), net for the nine months ended September 30:

(Dollars in thousands)

	2013	2012	Increase (Decrease)
Foreign currency exchange (losses)	$(54,110)	$(6,004)	$(48,106)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	22,096	(12,271)	34,367

Net foreign currency exchange (losses)	(32,014)	(18,275)	(13,739)
Interest income	37,023	33,097	3,926
Other, net	1,700	1,687	13

Total other income, net	$6,709	$16,509	$(9,800)

The foreign currency exchange losses of approximately $54.1 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our India subsidiaries to the U.S. dollar functional currency. The $22.1 million of gains on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of September 30, 2013, the notional value of our undesignated hedges was $227.5 million. The increase in interest income of $3.9 million was primarily attributed to higher average invested balances.

Provision for Income Taxes. The provision for income taxes increased from approximately $249.3 million during the nine months ended September 30, 2012 to approximately $332.5 million during the nine months ended September 30, 2013. The effective income tax rate increased from 24.4% for the nine months ended September 30, 2012 to 26.9% for the nine months ended September 30, 2013. The increase in our effective income tax rate was primarily attributed to a shift in the geographic mix of our current year earnings towards countries with higher statutory rates, an increase of the India statutory rate effective April 1, 2013, and a scheduled reduction of certain income tax holiday benefits in India in 2013.

Net Income. Net income increased from approximately $772.5 million for the nine months ended September 30, 2012 to approximately $904.2 million for the nine months ended September 30, 2013, representing 14.3% and 13.9% of revenues, respectively.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

(Dollars in thousands, except per share amounts)

		% of		% of
	2013	Revenues	2012	Revenues
GAAP income from operations and operating margin	$1,230,069	19.0	$1,005,243	18.6
Add: Stock-based compensation expense	86,353	1.3	79,911	1.5
Add: Acquisition-related charges (1)	17,686	0.3	10,426	0.2

Non-GAAP income from operations and non-GAAP operating margin	$1,334,108	20.6	$1,095,580	20.3

GAAP diluted earnings per share	$2.97		$2.52
Add: non-GAAP adjustments per diluted share	0.25		0.22

Non-GAAP diluted earnings per share	$3.22		$2.74

(1)	Acquisition-related charges include, when applicable, amortization of purchased intangible assets included in the depreciation and amortization expense line on our condensed consolidated statements of operations, external deal costs, acquisition-related retention bonuses, integration costs, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs.

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

As of September 30, 2013, we had 1,133 active customers. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the periods ended September 30, 2013 and 2012. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the three months ended September 30, 2013 and 2012 are as follows:

(Dollars in thousands)

			Increase
	2013	2012	$	%
Revenues:
Financial Services	$954,379	$788,439	$165,940	21.0
Healthcare	599,947	483,109	116,838	24.2
Manufacturing/Retail/Logistics	490,622	396,557	94,065	23.7
Other	260,775	223,583	37,192	16.6

Total revenue	$2,305,723	$1,891,688	$414,035	21.9

Segment Operating Profit:
Financial Services	$324,450	$263,866	$60,584	23.0
Healthcare	230,145	171,365	58,780	34.3
Manufacturing/Retail/Logistics	177,075	140,142	36,933	26.4
Other	86,959	77,156	9,803	12.7

Total segment operating profit	$818,629	$652,529	$166,100	25.5

Financial Services Segment

Revenue. Revenue increased by 21.0%, or approximately $165.9 million, from approximately $788.4 million during the three months ended September 30, 2012 to approximately $954.4 million during the three months ended September 30, 2013. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2012 and customers added since September 30, 2012 was approximately $138.4 million and approximately $27.5 million, respectively. Within the segment, for the three months ended September 30, 2013, revenue from our banking and insurance customers increased approximately $126.3 million and $39.6 million, respectively. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model.

Segment Operating Profit. Segment operating profit increased 23.0%, or approximately $60.6 million, from approximately $263.9 million during the three months ended September 30, 2012 to approximately $324.5 million during the three months ended September 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth.

Healthcare Segment

Revenue. Revenue increased by 24.2%, or approximately $116.8 million, from approximately $483.1 million during the three months ended September 30, 2012 to approximately $599.9 million during the three months ended September 30, 2013. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2012 and customers added since September 30, 2012 was approximately $101.3 million and approximately $15.5 million, respectively. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model. Within the segment, growth was stronger among our healthcare customers, where revenue during the three months ended September 30, 2013 increased by approximately $91.1 million. The strong growth among our healthcare customers is primarily attributed to regulatory changes in the U.S., which are driving demand for our services. For our life sciences customers, revenue during the three months ended September 30, 2013 increased by approximately $25.7 million. IT spending by our life sciences customers may be adversely impacted by the patent cliff affecting these customers and continued consolidation in the industry.

Segment Operating Profit. Segment operating profit increased 34.3%, or approximately $58.8 million, from approximately $171.4 million during the three months ended September 30, 2012 to approximately $230.1 million during the three months ended September 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 23.7%, or approximately $94.1 million, from approximately $396.6 million during the three months ended September 30, 2012 to approximately $490.6 million during the three months ended September 30, 2013. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2012 and customers added since September 30, 2012 was approximately $56.6 million and approximately $37.5 million, respectively. Within the segment, growth was stronger among our manufacturing and logistics customers, where revenue during the three months ended September 30, 2013 increased by approximately $53.5 million. For our retail, travel and hospitality customers, revenue during the three months ended September 30, 2013 increased by approximately $40.5 million. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model.

Segment Operating Profit. Segment operating profit increased 26.4%, or approximately $36.9 million, from approximately $140.1 million during the three months ended September 30, 2012 to approximately $177.1 million during the three months ended September 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues, achieving operating efficiencies, including continued leverage of prior sales and marketing investments, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth.

Other Segment

Revenue. Revenue increased 16.6%, or approximately $37.2 million, from approximately $223.6 million during the three months ended September 30, 2012 to approximately $260.8 million during the three months ended September 30, 2013. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2012 and customers added since September 30, 2012 was approximately $18.7 million and approximately $18.5 million, respectively. The increase in revenue can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model. Within the segment, growth was stronger among our high technology customers, where revenue during the three months ended September 30, 2013 increased by approximately $19.2 million.

Segment Operating Profit. Segment operating profit increased 12.7%, or approximately $9.8 million, from approximately $77.2 million during the three months ended September 30, 2012 to approximately $87.0 million during the three months ended September 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics and Other segments for the nine months ended September 30, 2013 and 2012 are as follows:

(Dollars in thousands)

			Increase
	2013	2012	$	%
Revenues:
Financial Services	$2,720,427	$2,220,048	$500,379	22.5
Healthcare	1,651,540	1,434,808	216,732	15.1
Manufacturing/Retail/Logistics	1,378,062	1,089,962	288,100	26.4
Other	737,672	653,439	84,233	12.9

Total revenue	$6,487,701	$5,398,257	$1,089,444	20.2

Segment Operating Profit:
Financial Services	$895,079	$752,550	$142,529	18.9
Healthcare	612,210	543,215	68,995	12.7
Manufacturing/Retail/Logistics	466,485	394,053	72,432	18.4
Other	238,611	219,036	19,575	8.9

Total segment operating profit	$2,212,385	$1,908,854	$303,531	15.9

Financial Services Segment

Revenue. Revenue increased by 22.5%, or approximately $500.4 million, from approximately $2,220.0 million during the nine months ended September 30, 2012 to approximately $2,720.4 million during the nine months ended September 30, 2013. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2012 and customers added since September 30, 2012 was approximately $442.9 million and approximately $57.5 million, respectively. Within the segment, for the nine months ended September 30, 2013, growth was stronger among our banking customers where revenue for the nine months increased by approximately $362.6 million. In the same period, revenue for our insurance customers increased by approximately $137.8 million. Overall, the year-over-year increase can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model.

Segment Operating Profit. Segment operating profit increased 18.9%, or approximately $142.5 million, from approximately $752.6 million during the nine months ended September 30, 2012 to approximately $895.1 million during the nine months ended September 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Healthcare Segment

Revenue. Revenue increased by 15.1%, or approximately $216.7 million, from approximately $1,434.8 million during the nine months ended September 30, 2012 to approximately $1,651.5 million during the nine months ended September 30, 2013. The increase in revenue was primarily driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2012 and customers added since September 30, 2012 was approximately $186.9 million and approximately $29.8 million, respectively. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model. Within the segment, growth was below company average for both our healthcare customers, where revenue during the nine months ended September 30, 2013 increased by approximately $142.6 million, and our life sciences customers, where revenue during the nine months ended September 30, 2013 increased by approximately $74.2 million. IT spending by our life sciences customers may be adversely impacted by the patent cliff affecting these customers and continued consolidation in the industry.

Segment Operating Profit. Segment operating profit increased by 12.7%, or approximately $69.0 million, from approximately $543.2 million during the nine months ended September 30, 2012 to approximately $612.2 million during the nine months ended September 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Manufacturing/Retail/Logistics Segment

Revenue. Revenue increased by 26.4%, or approximately $288.1 million, from approximately $1,090.0 million during the nine months ended September 30, 2012 to approximately $1,378.1 million during the nine months ended September 30, 2013. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2012 and customers added since September 30, 2012 was approximately $228.2 million and approximately $59.9 million, respectively. Within the segment, growth was strong among both our manufacturing and logistics customers and our retail, travel and hospitality, where revenue during the nine months ended September 30, 2013 increased by approximately $148.7 million and $139.4 million, respectively. The increases can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model.

Segment Operating Profit. Segment operating profit increased 18.4%, or approximately $72.4 million, from approximately $394.1 million during the nine months ended September 30, 2012 to approximately $466.5 million during the nine months ended September 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Other Segment

Revenue. Revenue increased 12.9%, or approximately $84.2 million, from approximately $653.4 million during the nine months ended September 30, 2012 to approximately $737.7 million during the nine months ended September 30, 2013. The increase in revenue was driven by continued expansion of existing customer relationships as well as revenue contributed by new customers. The increase in revenue from customers existing as of September 30, 2012 and customers added since September 30, 2012 was approximately $50.8 million and approximately $33.4 million, respectively. The increase in revenue can also be attributed to leveraging sales and marketing investments in this business segment as well as greater acceptance of our global services delivery model. Within the Other segment, growth was below the company average across all operating segments within Other, which includes information, media and entertainment services, communications and high technology.

Segment Operating Profit. Segment operating profit increased 8.9%, or approximately $19.6 million, from approximately $219.0 million during the nine months ended September 30, 2012 to approximately $238.6 million during the nine months ended September 30, 2013. The increase in segment operating profit was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business, including the build out of our delivery capabilities for newer services and investments in sales and marketing.

Liquidity and Capital Resources

At September 30, 2013, we had cash, cash equivalents and short-term investments of $3,360.6 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including working capital. As of September 30, 2013, we had no third party debt and had working capital of approximately $4,137.2 million. Accordingly, we do not anticipate any near-term liquidity issues.

Net cash provided by operating activities was approximately $917.9 million during the nine months ended September 30, 2013 as compared to approximately $810.7 million during the nine months ended September 30, 2012. The increase was primarily attributed to an increase in net income partially offset by an increase in working capital required to support our revenue growth during the 2013 period. Trade accounts receivable increased from approximately $1,345.7 million at December 31, 2012 to approximately $1,637.1 million at September 30, 2013. Unbilled accounts receivable increased from approximately $183.1 million at December 31, 2012 to approximately $254.1 million at September 30, 2013. The increase in trade accounts receivable and unbilled receivables as of September 30, 2013 as compared to December 31, 2012 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At September 30, 2013, our days sales outstanding, including unbilled receivables, was approximately 75 days as compared to 72 days at December 31, 2012 and 77 days as of September 30, 2012.

Our investing activities used net cash of approximately $378.4 million during the nine months ended September 30, 2013 as compared to approximately $429.3 million during the nine months ended September 30, 2012. The decrease in net cash used in investing activities is primarily related to lower net investment purchases and capital expenditures during the nine months ended September 30, 2013 as compared to the 2012 period, partially offset by higher payments for acquisitions during the 2013 period.

Our financing activities used net cash of approximately $61.0 million during the nine months ended September 30, 2013 as compared to approximately $367.1 million during the nine months ended September 30, 2012. The decrease in net cash used in financing activities related primarily to decreased levels of repurchases of common stock under our share repurchase program during the nine months ended September 30, 2013 as compared to the 2012 period.

As of September 30, 2013, $1,924.3 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. We utilize a variety of strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

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

Commitments and Contingencies

As of September 30, 2013, we had outstanding fixed capital commitments of approximately $93.1 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s systems or our failure to meet our contractual obligations to our clients, including any breach involving a customer’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will cover all types of claims, continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 77.7% of our revenues for the nine months ended September 30, 2013 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 27.9% of our global operating costs for the nine months ended September 30, 2013, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the nine months ended September 30, 2013, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of approximately $54.1 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our India subsidiaries to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies in our foreign subsidiaries, primarily the Indian rupee.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three and nine months ended September 30, 2013, we reported losses of $58.8 million and $111.2 million, respectively, on contracts that settled during these periods. As of September 30, 2013, we have outstanding contracts with a notional value of $2,655.0 million and weighted average forward rate of 56.5 rupees to the U.S. dollar. These contracts are scheduled to mature as follows: outstanding contracts with a notional value of $315.0 million and a weighted average forward rate of 51.8 rupees to the U.S. dollar scheduled to mature in 2013; outstanding contracts with a notional value of $1,200.0 million and a weighted average forward rate of 54.1 rupees to the U.S. dollar scheduled to mature in 2014; outstanding contracts with a notional value of $900.0 million and a weighted average forward rate of 58.6 rupees to the U.S. dollar scheduled to mature in 2015; and outstanding contracts with a notional value of $240.0 million and a weighted average forward rate of 67.2 rupees to the U.S. dollar scheduled to mature in 2016.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2013 and 2014 which are primarily used to hedge our Indian rupee denominated net monetary assets. At September 30, 2013, the notional value of the outstanding contracts was $227.5 million and the related fair value was an asset of $17.4 million. During the three and nine months ended September 30, 2013, inclusive of gains of $7.1 million and $22.1, respectively on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $9.2 million and $32.0 million, respectively.

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

Investments. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. The years of issuance of our asset-backed securities fall in the 2003 to 2013 range.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment for any of our reporting units. As of September 30, 2013, our goodwill balance was $418.0 million.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of September 30, 2013, the notional value of these contracts was $2,655.0 million. The outstanding contracts as of September 30, 2013 are scheduled to mature each month during 2013, 2014, 2015 and 2016. As of September 30, 2013, the net unrealized loss on our outstanding foreign exchange forward contracts was $463.7 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2013, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $260.8 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2013 and 2014 which are primarily used to hedge our Indian rupee denominated net monetary assets. At September 30, 2013, the notional value of the outstanding contracts was $227.5 million and the related fair value was an asset of $17.4 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2013, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $20.7 million.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash, cash equivalents and short-term investments. As of September 30, 2013, we had approximately $3,360.6 million of cash, cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of September 30, 2013, our short-term investments totaled $1,329.5 million. Our investment portfolio is primarily comprised of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, debt issuances by the U.S. government and U.S. government agencies, debt issuances by foreign governments and supranational entities and asset-backed securities.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2013. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first nine months of 2013, approximately 77.7% of our revenues were attributable to the North American region, 17.7% were attributable to the European region, and 4.6% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 22.3% of our revenues for the nine months ended September 30, 2013. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, the use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Approximately 77.7% of our revenues during the nine months ended September 30, 2013 were derived from customers located in North America. In the same period, approximately 17.7% of our revenues were derived from customers located in Europe. If the United States or European economy weakens or slows and conditions in the financial markets deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the nine months ended September 30, 2013, we earned approximately 41.9% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the nine months ended September 30, 2013, we reported an operating margin of 19.0%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

Our top five and top ten customers generated approximately 13.5% and 23.1%, respectively, of our revenues for the nine months ended September 30, 2013. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are contracted on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 33.4% of our revenues for the nine months ended September 30, 2013. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that our coverage will cover all claims, continue to be available on reasonable terms or will be sufficient in amount to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations and financial condition.

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

We did not repurchase any shares of our Class A common stock under our stock repurchase program during the three months ended September 30, 2013. The remaining authorized balance under our stock repurchase program as of September 30, 2013 was $502.1 million.

Item 6.	Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013

3.2	Amended and Restated Bylaws, as adopted on June 4, 2013	8-K	000-24429	3.2	6/5/2013

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					*

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: November 6, 2013	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013

3.2	Amended and Restated Bylaws, as adopted on June 4, 2013	8-K	000-24429	3.2	6/5/2013

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					*

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*