Form 10-K
period 2013-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2014-02-25
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 28, 2013, based on $62.64 per share, the last reported sale price on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC on that date, was $18,777,386,589

The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 14, 2014 was 303,711,987 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.	Business

Overview

We are a leading provider of information technology (IT), consulting and business process services, dedicated to helping the world’s leading companies build stronger businesses. Our clients engage us to help them build more efficient operations, provide solutions to critical business and technology problems, and to help them drive technology-based innovation and growth. Our core competencies include: Business, Process, Operations and IT Consulting, Application Development and Systems Integration, Enterprise Information Management, or EIM, Application Testing, Application Maintenance, IT Infrastructure Services, or IT IS, and Business Process Services, or BPS. We tailor our services to specific industries and utilize an integrated global delivery model. This seamless global sourcing model combines client service teams based on-site at the client locations with delivery teams located at dedicated near-shore and offshore global delivery centers that are located primarily in India, China, the United States, Canada, Argentina, Brazil, Hungary, France and the Philippines.

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

Global demand for high quality, lower cost technology services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of and address the challenges in using a global talent pool. The effective use of personnel from across the globe can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in industry-specific solutions, processes and technologies. Certain countries, particularly India, the Philippines, Singapore and China, have large talent pools of highly qualified technical professionals who can provide high quality IT and business process services at a lower cost. India is a leader in IT services and is regarded as having one of the largest and highest quality pools of talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing and systems integration, technology consulting and infrastructure management.

The Cognizant Approach

Our approach is built on a global network of delivery centers, deep domain expertise and a robust portfolio of services.

Global Delivery Model. Our geographic reach extends across the globe, with more than 50 delivery centers worldwide. We have a four-tiered global architecture for service delivery and operations, consisting of employees co-located at clients’ sites, local or in-country delivery centers, regional delivery centers and global delivery centers. We are continuously expanding global delivery capacity in our centers in India, China and the Philippines. In 2013, we added more regional delivery capabilities in Latin America and in-country delivery centers in the United States and Europe and increased our presence in other regions throughout the world. We use our proprietary Cognizant 2.0 knowledge-sharing and project-management platform to unite all of our operations around the globe, access capabilities across the company, and streamline workflow. Our extensive facilities, technology and communications infrastructure facilitate the seamless integration of our global workforces.

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

Portfolio of Services. We offer a broad range of services designed to help clients address business challenges and enhance their ability to pursue growth opportunities. Our key service areas, Consulting and Technology Services and Outsourcing Services, are delivered to our clients across our four business segments in a standardized, high-quality manner through our global delivery model. We continually invest in the expansion of our service portfolio to anticipate and meet clients’ evolving needs. In recent years, in addition to our traditional offerings, we have begun to provide services that enable clients to harness emerging SMAC technologies. Our current service areas include:

•	Consulting and Technology Services

•	Business, Process, Operations and IT Consulting

•	Application Development and Systems Integration

•	Application Testing

•	Outsourcing Services

•	Application Maintenance

•	IT Infrastructure Services

•	Business Process Services

Business Segments

We are organized around our four industry-oriented business segments, and we report the operations of our business as follows:

Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other
–Banking –Insurance	–Healthcare –Life Sciences	–Manufacturing and Logistics –Retail, Travel and Hospitality –Consumer Goods	–Communications –Information, Media and Entertainment –High Technology

Financial Services

Our Financial Services business segment serves leading financial institutions throughout the world. Our clients include banks, investment firms and insurance companies. In 2013, this segment represented approximately 42.0% of our total revenues. Revenues from our Financial Services business segment were $3,717.6 million, $3,035.4 million, and $2,518.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. This business segment provides services to our customers operating in the following industries:

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

The demand for our services in the banking sector is being driven by several significant changes in the industry. In response to the global economic crisis, central banks and government bodies have adopted policies designed to maintain low interest rates, raise capital requirements, impose new regulations, and institute risk-mitigation measures, such as restricting proprietary trading. Such actions have the effect of curtailing some revenue sources and increasing compliance costs for most financial institutions. In addition, financial institutions must consider adopting new technologies, such as SMAC, which will impact the way they interface with customers and employees, and how they manage their operations. We help our customers adapt to these changes by providing technology-based industry-specific solutions. In addition to Application Development and Maintenance, the services increasingly in demand in this sector include EIM, Testing, Customer Relationship Management, or CRM, Enterprise Resource Planning, or ERP, BPS, IT IS, and Business and Technology Consulting.

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

Among the factors driving the need for our services in the insurance industry is a desire to improve the sales and marketing process, both by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents, often through the use of social and mobile technologies. Insurers also seek to enhance their profitability by differentiating their products and services, resulting in a need for specialized underwriting models and systems. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations. Our services which are most in demand in this sector include: Application Development and Integration, Consulting, BPS, IT IS, EIM, and SMAC services.

Healthcare

Our Healthcare segment serves many leading healthcare and life sciences companies. In 2013, our Healthcare business segment represented approximately 25.6% of our total revenues. Revenues from our Healthcare business segment were $2,264.8 million, $1,934.9 million, and $1,622.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. This business segment provides services to our clients operating in the following industries:

•

Healthcare. We work with many leading global healthcare organizations, including healthcare payers, providers and pharmacy benefit managers. The healthcare industry today faces the dual challenge of improving the quality of care while lowering the cost of care and making healthcare affordable to a larger population. A key factor driving this transformation has been the Affordable Care Act.

Our Healthcare Practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: Regulatory Compliance (including compliance with the Affordable Care Act and work related to state health insurance exchanges), Integrated Health Management (including establishing health information exchanges), EIM, Claims Investigative Services (aimed at preventing fraud and abuse and strengthening administrative processes), and Operational Improvement (in areas such as claims processing, enrollment, membership and billing). We also partner with our clients to enable their systems and processes to deal with the retail orientation of health care, such as the support of individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

•

Life Sciences. We partner with leading pharmaceutical, biotech, and medical device companies, as well as providers of generics, animal health and consumer health products to assist them in transforming their business by helping them be more efficient and effective from an IT and business operations perspective while helping them drive innovation and virtualization in growing their business.

Among the industry forces generating demand for our services are: financial pressures caused by payer and government pricing pressures, patent expiry and competition from generics; the drive to expand into new geographic markets; the need for more targeted or personalized therapies leading to R&D innovation; continued diversification of product portfolios and the related high cost of product development; and a dynamic regulatory environment with greater emphasis on product safety, ethics and compliance, transparency of pricing and promotional activity. Our Life Sciences solutions help transform many of the business processes in the life sciences value chain (Research, Clinical Development, Manufacturing and Supply Chain, Sales and Marketing) as well as regulatory and administrative functions and general IT. Among our services most often in demand are Consulting, EIM, Customer Solutions, BPS, IT IS, Application Maintenance, Application Development and Systems Integration, Testing and SMAC services.

Manufacturing/Retail/Logistics

Our Manufacturing, Retail and Logistics segment provides outsourcing, business consulting and technology services for global leaders in a range of sub-sectors, including industrial, automotive, process logistics and retail. In 2013, this segment represented approximately 21.1% of our total revenues. Revenues from our Manufacturing/Retail/Logistics business segment were $1,868.3 million, $1,498.7 million, and $1,197.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. This business segment services customers in the following industry groups:

•

Manufacturing and Logistics. Clients in this sector include manufacturers of automobiles and industrial products, and processors of natural resources, chemicals and raw materials. In logistics, our clients include rail, truck, marine and other transportation and distribution companies. We also serve many leading energy utilities, as well as oil and gas producers. Our clients seek our help in implementing business-relevant changes that will make them more productive, competitive and cost-effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness, and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Some of our Manufacturing and Logistics solutions for Industrial and Automotive clients include: Warranty Management, Dealer Systems Integration, Supply Chain Management, Sales and Operations Planning, and Mobility. For transportation and logistics clients, our service areas include Warehouse and Yard Management, Transportation Asset Management, Transportation Network Design, Global Trade Management and Analytics.

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

Services in high demand in the retail sector include Consulting, eCommerce, EAS, Systems Integration, Testing, BPS and EIM. We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems and intermediaries and real estate companies, providing solutions such as CRM, EIM and BPS.

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

The demand for our services in this sector is being propelled by such factors as the need of consumer goods companies to accelerate product innovation to remain competitive and deliver top-line growth, the continuing drive to optimize global sourcing and supply chain management, the impact of SMAC technologies on consumer interaction, marketing and sales processes, the use of data analytics to increase the effectiveness of product development and marketing, as well as ongoing pressures to curtail IT costs. In response to these needs, we provide solutions including Application Development and Systems Integration, Consulting, CRM, EIM, Testing, BPS, IT IS and SMAC services.

Other

The Other business segment includes the Communications, Information, Media and Entertainment, and High Technology operating segments. In 2013, our Other business segment represented approximately 11.2% of our total revenues. Revenues from our Other business segment were $992.5 million, $877.5 million, and

$783.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Other business segment is an aggregation of operating segments each of which, individually, represents less than 10.0% of consolidated revenues and segment operating profit. Descriptions of the key operating segments included in the Other business segment are as follows:

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

•

High Technology. We serve some of the world’s leading independent software vendors, or ISVs, technology equipment manufacturers, and online service providers. We assist the ISVs with their transitions to new business models (such as Software-as-a-Service, or SaaS, models) and facilitate their license management and sales processes. We help the high-technology manufacturers take on complex, transformational business process and product engineering initiatives. The technology sector is largely driven by product development. This creates strong demand for Analytical, Engineering, Testing, Go to Market strategies, and Content Management services. Other in-demand services include CRM, Product Technical Support, Supply Chain Management and the application of SMAC technologies to the customer experience, as well as Application Development, Systems Integration and Application Maintenance.

Across our business segments, we are highly dependent upon our foreign operations. The majority of our development and delivery centers and technical professionals are located in India, and we also have facilities in Europe, Asia Pacific, the Middle East and Latin America. Our operations in India and the rest of the world expose us to various risks, including regulatory, economic and political instability, potentially unfavorable tax, import and export policies, fluctuations in foreign exchange and inflation rates, international and civil hostilities, terrorism, natural disasters and pandemics.

See Note 14 to our consolidated financial statements for additional information related to our business segments, including a discussion of segment operating profit.

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

CBC is also expanding new services and capabilities in areas such as BPS, Supply Chain Management, Enterprise Analytics, EAS, and consulting related to the management of core assets and intellectual property, or IP.

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

•

Social, Mobile, Analytics and Cloud-based Services. We are aiding clients in adapting SMAC technologies to their businesses. Such new technologies are becoming fundamental components of the enterprise IT architecture. These technologies are profoundly changing the way companies relate to their customers, interact with employees, and bring products and services to market. As such, the SMAC stack holds the promise of innovation and the potential for innovation-driven top line growth and efficiencies that improve the bottom line. We help clients analyze social media sentiment and build those insights into their customer relationship management process. In other cases, we are enabling clients to manage and analyze vast accumulations of data and to use that data to drive management decisions. We also offer end-to-end services to enable cloud-based processes, from consulting and implementation to ongoing support activities.

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

•

Business Process Services. We provide BPS services through unique industry-aligned solutions that integrate process, domain and technology expertise to enable our clients to respond in a nimble and flexible manner to market opportunities and challenges, while also creating variable cost structures to drive greater effectiveness and cost-efficiency. We have extensive domain-specific expertise in core front office, middle office and back office functions including, but not limited to: Finance and Accounting, Procurement, Data Administration, Data Management, and Research and Analytics. Our industry-specific solutions include clinical data management, pharmacovigilance, equity research support, commercial operations and order management. In addition to BPS, related services include Consulting to ensure process excellence, and a range of platform-based services. Our goals for our client relationships are customer satisfaction, operational productivity, strategic value, and business transformation. Among the factors driving growth in our services are the desire to improve cost-effectiveness, the emergence of SMAC technologies, and the need for clients to access capabilities beyond their organizations to adapt to rapid changes in technologies, markets and customer demands.

Business Strategies

Our objectives are to maximize stockholder value and enhance our position as a leading provider of information technology, consulting and business process services. We implement the following core strategies to achieve these objectives:

Growth through Reinvestment. We aim to invest our profits above the 19% to 20% non-GAAP operating margin level, excluding stock-based compensation expense and acquisition-related charges, back into our business. We believe this to be a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; recognizing and rewarding exceptional performance by our employees; and maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our client requests, as described below.

•

Expand Service Offerings and Solutions: We have several teams dedicated to creating technology-based innovative solutions and developing new, high value services. The teams collaborate with customers to develop these services. For example, we are currently developing new offerings in Business and IT Consulting and industry-oriented IT solutions atop innovative technologies. We invest in internal research and development and promote knowledge building and sharing across the organization to advance the development of new services and solutions. Furthermore, we continue to enhance our capabilities and service offerings in the areas of CRM, ERP, EIM, Software Testing, Infrastructure Management, industry-oriented BPS services and SMAC technologies.

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

•

Expand Domestic and International Geographic Presence: We have established sales and marketing offices in various metropolitan areas in the United States and internationally. As we expand our customer base, we plan to open additional sales and marketing offices globally to support the demands of our clients and markets. This expansion is expected to facilitate sales and services to existing and new customers.

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

We have invested considerably in automation to improve process institutionalization across the organization. For example, we have built and deployed “Cognizant 2.0,” an intelligent delivery ecosystem which orchestrates processes, methodologies and best practices driving effective usage of knowledge, while providing a collaborative framework for our world-wide client service personnel. Our process framework has been extensively adapted to cater to different types of projects managed by the organization across different service lines, such as Application Development, Managed Services, Application Testing, BPS and IT IS.

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

•

Two-in-a-Box: Our proprietary client engagement model, called Two-in-a-BoxTM, or TIB, represents our commitment to providing superior service to help our clients reduce IT operational costs, embrace best practices and undergo sustainable business transformation. Centered on the needs of the client’s organization, TIB is designed specifically to help the client quickly reduce IT budgets, revamp IT operations and re-deploy freed-up assets to more strategic initiatives that generate business value. The TIB model begins with a relationship management team, led by the Client Partner, or CP, with deep industry expertise, working onsite to absorb the client’s culture, operational processes, challenges and business goals and to assist with strategic planning. Another critical TIB team member is the dedicated global delivery manager, or DM. The relationship between the CP and DM is essential to ensure that our IT services are delivered with precision and that they are tailored to each client’s unique needs.

•

Highly-Skilled Workforce: Our managers and senior technical personnel provide in-depth project management expertise to clients. To maintain this level of expertise, we place significant emphasis on recruiting and training our workforce of highly-skilled professionals. We have approximately 23,700 project managers and senior service delivery staff around the world, many of whom have significant work experience in North America, Europe and Asia. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide extensive combined classroom and on-the-job training to newly-hired technical staff, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff.

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

Further Develop Long-Term Client Relationships. We have strong long-term strategic relationships with our clients and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our clients’ chief information officers, or other IT and business decision makers, by offering a wide array of cost-effective high quality services. Approximately 97.2% of our revenues for the year ended December 31, 2013 were derived from clients who had been using our services at the end of 2012. We also seek to leverage our experience with a client’s IT systems into new business opportunities. Knowledge of a client’s processes and IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional maintenance, development and other projects from that client.

Pursue Selective Strategic Acquisitions, Joint Ventures and Strategic Alliances. We believe that opportunities continue to exist in the fragmented market in which we operate to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence, service offering and capabilities more rapidly. For example, in February 2013, we completed an acquisition of the C1 Group Companies. This transaction expanded our local presence in Germany and Switzerland and deepened our expertise in enterprise application services and high-end testing services. In October 2013, we acquired Equinox Consulting, a financial services consulting firm based in France. In addition to expanding our presence in Europe, this transaction strengthened our financial services management and regulatory consulting practice.

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

Customers

The number of customers served by us has increased significantly in recent years. As of December 31, 2013, we were providing services to approximately 1,197 clients, as compared to approximately 821 clients as of December 31, 2012, and approximately 785 clients as of December 31, 2011. As of December 31, 2013, we increased the number of strategic clients to 243. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2013, 2012, and 2011. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services generally would require an extended transition period with gradually declining revenues. For the years ended December 31, 2013, 2012, and 2011, 77.6%, 79.4%, and 78.5% of our revenue, respectively, was from North American customers. See Note 14 to our consolidated financial statements for additional financial information by geographic area.

For the year ended December 31, 2013, we derived our revenues from the following business segments: 42.0% from Financial Services, 25.6% from Healthcare, 21.1% from Manufacturing/Retail/Logistics and 11.2% from Other.

We generally provide our services on a time-and-material, fixed price, or per-transaction basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year. Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2013	2012	2011
Revenues from top five customers as a percentage of total revenues	13.2%	14.0%	16.3%
Revenues from top ten customers as a percentage of total revenues	22.6%	25.0%	27.7%
Revenues under fixed-bid contracts as a percentage of total revenues	34.0%	33.1%	31.7%

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

Intellectual Property

We provide value to our clients based, in part, on our proprietary innovations, methodologies, reusable knowledge capital and other intellectual property assets. We recognize the importance of intellectual property and its ability to differentiate us from our competitors. We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights. As of December 31, 2013, we have also applied for or obtained a total of 521 trademark registrations in 60 countries. In addition, we have filed 20 U.S. and international patent applications covering certain of our proprietary technology assets. Although the company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

Employees

We finished the 2013 year with approximately 171,400 employees. We employed approximately 133,000 persons in the Asia Pacific region, approximately 31,500 persons in various locations throughout North America and Latin America and approximately 6,900 persons in various locations throughout Europe. We are not party to any significant collective bargaining agreements. We consider our relations with our employees to be good.

Our Executive Officers

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Lakshmi Narayanan(1)	60	Vice Chairman of the Board of Directors	2007
Francisco D’Souza(2)	45	Chief Executive Officer	2007
Gordon Coburn(3)	50	President	2012
Karen McLoughlin(4)	49	Chief Financial Officer	2012
Ramakrishnan Chandrasekaran(5)	56	Executive Vice Chairman, Cognizant India	2013
Rajeev Mehta(6)	47	Chief Executive Officer, IT Services	2013
Malcolm Frank(7)	47	Executive Vice President, Strategy and Marketing	2012
Steven Schwartz(8)	46	Executive Vice President, Chief Legal and Corporate Affairs Offcier	2013
Sridhar Thiruvengadam(9)	50	Chief Operating Officer	2013
Ramakrishna Prasad Chintamaneni(10)	44	Executive Vice President and President, Banking and Financial Services	2013
Venkat Krishnaswamy(11)	60	Executive Vice President and President, Healthcare & Life Sciences	2013
Debashis Chatterjee(12)	48	Executive Vice President and President, Technology Solutions	2013
Dharmendra Kumar Sinha(13)	51	Executive Vice President and President, Client Services	2013
Sumithra Gomatam(14)	46	Executive Vice President and President, Industry Solutions	2013

(1)	Lakshmi Narayanan was appointed Vice Chairman of the Board of Directors, effective January 1, 2007. Mr. Narayanan served as our Chief Executive Officer from December 2003 through December 2006 and as our President from March 1998 through December 2006. Mr. Narayanan joined our Indian subsidiary as Chief Technology Officer in 1994 and was elected President of such subsidiary on January 1, 1996. Prior to joining us, from 1975 to 1994, Mr. Narayanan was the regional head of Tata Consultancy Services, a large consulting and software services company located in India. Mr. Narayanan serves on the board of directors and as the Chairman of the Governance Committee of TVS Capital Funds Limited. Mr. Narayanan is the Chairman of the Board of ICT Academy of Tamil Nadu, a not for profit training and research institution established in a partnership model between the Government of India, IT Industry and the Confederation of Indian Industry. Mr. Narayanan holds a Bachelor of Science degree, a Master of Science degree and a Management degree from the Indian Institute of Science.

(2)	Francisco D’Souza was appointed Chief Executive Officer and became a member of the Board of Directors, effective January 1, 2007. Mr. D’Souza served as our President from January 1, 2007 through February 6, 2012 and as our Chief Operating Officer from December 2003 through December 2006. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D’Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D’Souza was employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D’Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D’Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D’Souza serves on the Board of Directors of General Electric Company. Mr. D’Souza serves on the Board of Trustees of Carnegie Mellon University, the Board of Trustees of The New York Hall of Science and the Board of Directors of the U.S.-India Business Council. Mr. D’Souza also is a member of the Business Roundtable. Mr. D’Souza holds a Bachelor of Business Administration degree from the University of Macau (formerly known as the University of East Asia) and a Master of Business Administration degree from Carnegie Mellon University.
(3)	Gordon Coburn was appointed President of the company, effective February 6, 2012. From March 1998 until February 6, 2012, Mr. Coburn served as the company’s Chief Financial Officer and Treasurer and from January 2007 until February 6, 2012, Mr. Coburn also held the position of Chief Operating Officer. Mr. Coburn also served as the company’s Executive Vice President from December 2003 through December 2006. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director– Group Finance and Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn serves on the Board of Directors of The Corporate Executive Board Company. He also served on the Board of Directors of ICT Group, Inc. until its acquisition on February 2, 2010. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College, where he serves as a member of its MBA Advisory Board.
(4)	Karen McLoughlin was appointed Chief Financial Officer of the company, effective February 6, 2012. She previously served as the company’s Senior Vice President of Finance and Enterprise Transformation, a role she held since January 2010. In such role, Ms. McLoughlin was responsible for the company’s worldwide financial planning and analysis, enterprise risk management and enterprise transformation functions, including the facilitation and execution of various internal reengineering and transformation initiatives designed to enable the company’s strategic vision. From August 2008 to January 2010, Ms. McLoughlin served as the company’s Senior Vice President of Finance, responsible for overseeing the Company’s global financial planning and analysis team and enterprise risk management, and from October 2003 until August 2008, Ms. McLoughlin served as the company’s Vice President of Global Financial Planning and Analysis. Prior to joining Cognizant in October 2003, Ms. McLoughlin held various financial management positions at Spherion Corporation from August 1997 to October 2003 and at Ryder System Inc. from July 1994 to August 1997. Prior to joining Ryder, she spent six years in the South Florida Practice of Price Waterhouse (now PricewaterhouseCoopers). Ms. McLoughlin has a Bachelor of Arts degree in Economics from Wellesley College and a Master of Business Administration degree from Columbia University.
(5)

Ramakrishnan Chandrasekaran was appointed Executive Vice Chairman, Cognizant India, effective December 4, 2013. In this role, Mr. Chandrasekaran will focus on strengthening our strong relationship with industry bodies, driving strategic initiatives that strengthen outreach to the government, and further enhancing our brand equity through public relations in India. From February 2012 to December 2013, Mr. Chandrasekaran served as Group Chief Executive-Technology and Operations. In this role, Mr. Chandrasekaran was responsible for leading our solutions and delivery teams world-wide. From August 2006 to February 2012, he served as our President and Managing Director, Global Delivery, responsible for leading our global delivery organization, spearheading new solutions, and championing process improvements. Mr. Chandrasekaran served as our Executive Vice President and Managing Director from January 2004 through July 2006. Prior to that, from November 1999 to January 2004, he served as our Senior Vice President responsible for ISV relationships, key alliances, capacity growth, process initiatives, business development and offshore delivery. Mr. Chandrasekaran joined us as Assistant Vice President in December 1994, before being promoted to Vice President in January 1997. Prior to joining us, Mr. Chandrasekaran worked with Tata Consultancy Services. Mr. Chandrasekaran holds a Mechanical Engineering degree and Master of Business Administration degree from the Indian Institute of Management.
(6)	Rajeev Mehta was appointed Chief Executive Officer, IT Services, effective December 4, 2013. In this role, Mr. Mehta will have responsibility for market facing activities across the company as well as for delivery across our IT Services business. From February 2012 to December 2013, Mr. Mehta served as Group Chief Executive-Industries and Markets. In this role, Mr. Mehta was responsible for leading our industry vertical and geographic market operations on a global basis. From August 2006 to February 2012, he served as our Chief Operating Officer, Global Client Services, responsible for our sales, business development and client relationship management organizations. Mr. Mehta served as Senior Vice President and General Manager of our Financial Services business segment from June 2005 to August 2006. From November 2001 to June 2005, he served as our Vice President and General Manager of our Financial Services business segment. From January 1998 to November 2001, Mr. Mehta served as our Director of the U.S. Central Region. Mr. Mehta served as our Senior Manager of Business Development from January 1997 to January 1998. Prior to joining Cognizant in 1997, Mr. Mehta was involved in implementing GE Information Services offshore outsourcing program and also held consulting positions at Deloitte & Touche and Andersen Consulting. Mr. Mehta holds a Bachelor of Science degree from the University of Maryland and a Master of Business Administration degree from Carnegie Mellon University.
(7)	Malcolm Frank was appointed Executive Vice President, Strategy and Marketing, effective February 6, 2012. Mr. Frank served as our Senior Vice President of Strategy and Marketing from August 2005 to February 2012. In both these roles, Mr. Frank’s responsibilities have included, and continue to include, directing all aspects of our corporate marketing function, including strategy and branding, industry and media relations, corporate communications and corporate marketing. From August 2005 until June 2009, Mr. Frank was also responsible for leading our field marketing function. Prior to joining Cognizant in August 2005, Mr. Frank was co-founder, President and Chief Executive Officer of CXO Systems, Inc., an independent software vendor providing dashboard solutions for senior managers, from March 2002 to July 2005. From June 1999 to September 2002, Mr. Frank was the founder, President, Chief Executive Officer and Chairman of Nervewire Inc. (“Nervewire”), a management consulting and systems integration firm. Prior to founding Nervewire, Mr. Frank was a co-founder, executive officer, and Senior Vice President at Cambridge Technology Partners, where he ran Worldwide Marketing, Business Development, and several business units, from January 1990 to June 1999. Mr. Frank graduated from Yale University with a degree in Economics.
(8)	Steven Schwartz was appointed Executive Vice President, Chief Legal and Corporate Affairs Officer on December 4, 2013. In this role, Mr. Schwartz will have responsibility for our global legal teams, our global government affairs efforts and our global security team. From July 2007 to December 2013, Mr. Schwartz served as Senior Vice President, General Counsel and Secretary, having global responsibility for managing Cognizant’s legal function. Mr. Schwartz, who joined Cognizant in 2001, previously served as Vice President and General Counsel, a position he held from March 2003 to July 2007. From April 2002 to March 2003, he served as our Vice President and Chief Corporate Counsel. From October 2001 to December 2002, he served as our Chief Corporate Counsel. Mr. Schwartz serves on the Board of Directors of Information Technology Industry Council and Citizen Schools. Mr. Schwartz holds a Bachelor of Business Administration degree from the University of Miami, a Juris Doctor degree from Fordham University School of Law and a Master of Law (in Taxation) degree from the New York University School of Law.
(9)

Sridhar Thiruvengadam was appointed Chief Operating Officer of the company, effective May 8, 2013. Previously, from January 2012 to May 2013, Mr. Thiruvengadam served as an Executive Vice President of the company, leading the global delivery operations for several of the company’s industry verticals, and head of the company’s BPS practice. From January 2010 to January 2012, Mr. Thiruvengadam served as a Senior Vice President and global head of BPS, infrastructure and testing services. From April 2007 to January 2010, Mr. Thiruvengadam served as the company’s Chief People Officer in charge of talent acquisition, management, training and staffing. From March 2001 to March 2007, Mr. Thiruvengadam held several positions in the company’s banking, financial services, healthcare and insurance practices, including Vice President and head of the company’s insurance industry vertical. Mr. Thiruvengadam joined the company as a project manager in November 1994. Mr. Thiruvengadam holds a M.Tech degree from the Indian Institute of Technology, Madras.
(10)	Ramakrishna Prasad Chintamaneni was appointed Executive Vice President and President, Banking and Financial Services, effective December 04, 2013. In this role, Mr. Chintamaneni is responsible for leading Banking and Financial Services. From 2011 to December 2013, Mr. Chintamaneni served as our Global Head of Banking and Financial Services Practice and was responsible for the practice’s sales, business development, consulting, client relationships, management and delivery, and global profit and loss. Previously, from 2010 to 2011, Mr. Chintamaneni served as our Global Head of Markets for the Banking and Financial Services Practice. From 2006 to 2009, he served as our Head of Banking and Financial Services Practice for North America. From 1999 through 2006, Mr. Chintamaneni served as our Client Partner, managing the relationships with several of our key Banking and Financial Services clients, and also led our U.S. Eastern Region’s Banking and Financial Services Practice. Prior to joining Cognizant in 1999, Mr. Chintamaneni spent seven years in the investment banking and financial services industry, including working at Merrill Lynch and its affiliates for five years as an Investment Banker and a member of Merrill’s business strategy committee in India. Mr. Chintamaneni serves on the Board of Directors of NPower, a nonprofit that helps nonprofits, schools and individuals build technology skills by harnessing the power of the technology community. Mr. Chintamaneni obtained his Bachelor of Technology degree in Chemical Engineering from the Indian Institute of Technology, Kanpur and a Postgraduate Diploma in Business Management from XLRI School of Management in India.
(11)	Venkat Krishnaswamy was appointed President, Healthcare & Life Sciences, effective December 4, 2013. In this role, Mr. Krishnaswamy is focused on delivering solutions and services to the healthcare industry. From February 2012 to December 2013, Mr. Krishnaswamy served as Executive Vice President of Healthcare and Life Sciences. From April 2007 to February 2012, Mr. Krishnaswamy served as Senior Vice President and General Manager of Healthcare and Life Sciences. Mr. Krishnaswamy served as Vice President - Projects from January 2003 to April 2007 and as Director of Projects from April 1999 to January 2003. Upon joining Cognizant in 1997, Mr. Krishnaswamy served as Senior Manager until April 1999. Between 1997 and 2003, Mr. Krishnaswamy served in our Banking & Financial Services Practice. Prior to joining Cognizant in 1997, Mr. Krishnaswamy spent over ten years in retail and commercial banking with Colonial State Bank (now Commonwealth Bank of Australia). Mr. Krishnaswamy holds a Bachelor of Engineering degree from the University of Madras and a Masters degree in Electrical Engineering from the Indian Institute of Technology New Delhi.
(12)	Debashis Chatterjee was appointed Executive Vice President and President, Technology Solutions, effective December 4, 2013. In this role, Mr. Chatterjee has responsibility for all of our horizontal practices within IT Services and is responsible for implementing best practices in service delivery and creating solutions across our horizontal practices. From May 2013 until his current appointment, Mr. Chatterjee served as Senior Vice President and Global Head, Technology and Information Services. From March 2012 to April 2013, he was Senior Vice President, Transformational Services. Previously, from April 2011 to January 2012, Mr. Chatterjee served as Vice President and Sectors Leader, Global Business Services, Global Delivery at IBM, a multinational technology and consulting company. From January 2010 to March 2011, Mr. Chatterjee was Senior Vice President and Global Head of Cognizant’s Banking and Financial Services practice, or BFS, from April 2007 to December 2009, he was Senior Vice President and Global Delivery Head of BFS, and from April 2004 to March 2007, he was Vice President and Global Delivery Head of BFS. Prior to that, Mr. Chatterjee held various key management roles at Cognizant since joining us in 1996. Mr. Chatterjee has a Bachelor of Engineering in Mechanical Engineering from Jadavpur University in India.
(13)

Dharmendra Kumar Sinha was appointed Executive Vice President and President, Client Services, effective December 4, 2013. In this role, Mr. Sinha leads our global sales, field marketing and intermediary relations teams. He is also responsible for our strategic partnerships and alliances organization. From 2007 to December 2013, Mr. Sinha served as Senior Vice President and General Manager, Global Sales and Field Marketing. From 2004 to 2007, Mr. Sinha served as our Vice President, responsible for our Manufacturing,

Logistics, Retail, Hospitality, and Technology verticals. In addition, he assumed the role of Head of Sales and managed our Field Marketing function. From January 2008 to December 2008, Mr. Sinha additionally managed the Insurance business unit. Prior to that, from 1998 to 2004, Mr. Sinha served as Director and subsequently as Vice President of the U.S. Western Region. From 1997 to 1998, Mr. Sinha served in various operational and business development positions. Prior to joining Cognizant in 1997, Mr. Sinha worked with Tata Consultancy Services and CMC Limited, an end-to-end IT solutions provider. Mr. Sinha has a Bachelor of Science Degree from Patna Science college, Patna and a Master’s Degree in Business Administration from Birla Institute of Technology, Mesra.
(14)	Sumithra Gomatam was appointed Executive Vice President and President, Industry Solutions, effective December 04, 2013. In this role, Ms. Gomatam oversees global delivery for all of our industry verticals and is responsible for implementing best practices in services delivery and for creating solutions across our industry practices. Ms. Gomatam also leads our Communications and High Technology business units. From July 2008 to December 2013, Ms. Gomatam served as Senior Vice President, Projects. In this role, Ms. Gomatam served initially as our Global Delivery Head and then as Global Practice Leader for our testing practice. From March 2006 to July 2008, Ms. Gomatam served as Vice President, Projects, leading global delivery and building out the testing practice. From 2001 to March 2006, Ms. Gomatam served as an Account Relationship Manager and as part of our Core Delivery Leadership Team in our banking and financial services practices. From 1995, when Ms. Gomatam joined us, until 2001, she held various key positions within The Dun & Bradstreet Corporation and Cognizant, including serving our banking and financial services clients on application development and application maintenance projects. Ms. Gomatam received her B.E. in Electronics and Communication from Anna University.

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

We have offices and operations in various countries around the world and provide services to clients globally. In 2013, approximately 77.6% of our revenues were attributable to the North American region, 17.9% were attributable to the European region, and 4.6% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 22.4% of our revenues for the year ended December 31, 2013. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, the use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain rupee denominated payments in India. These contracts are intended to partially offset the impact of the movement of the exchange rates on future operating costs. In addition, we also entered into foreign exchange forward contracts in order to mitigate foreign currency risk on foreign currency denominated net monetary assets. The hedging strategies that we have implemented, or may in the future implement, to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. Accordingly, we may incur losses from our use of derivative financial instruments that could have a material adverse effect on our business, results of operations and financial condition.

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

Hostilities involving the United States and acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, the attacks of

November 26, 2008 and July 13, 2011 in Mumbai, India, and the continuing conflict in the Middle East and Afghanistan, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to provide services to our customers. Such events may cause customers to delay their decisions on spending for information technology, consulting, and business process services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients, which could affect our financial results. By disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to some or all of our clients. As noted above, the majority of our technical professionals are located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.

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

Approximately 77.6% of our revenues during the year ended December 31, 2013 were derived from customers located in North America. In the same period, approximately 17.9% of our revenues were derived from customers located in Europe. If the United States or European economy weakens or slows and conditions in the financial markets deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the year ended December 31, 2013, we earned approximately 42.0% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

We face intense competition from other service providers.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, and changes in customer requirements. The intensely competitive information technology, consulting and business process professional services markets include a large number of participants and are subject to rapid change. These markets include participants from a variety of market segments, including:

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

For the year ended December 31, 2013, we reported an operating margin of 19.0%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

The information technology, consulting and business process professional services markets are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the markets in which we provide services. We cannot be sure that we will be successful in developing new services addressing evolving technologies in a timely or cost-effective manner or, if these services are developed, that we will be successful in the marketplace. In addition, we cannot be sure that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address the demands of the rapidly evolving technological environment could have a material adverse effect on our business, results of operations and financial condition.

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

We have been expanding the nature and scope of our engagements and have added new service offerings, such as consulting, business process services, systems integration and outsourcing of entire portions of IT infrastructure. The success of these service offerings is dependent, in part, upon continued demand for such services by our existing, new and prospective clients and our ability to meet this demand in a cost-competitive and effective manner. In addition, our ability to effectively offer a wider breadth of end-to-end business solutions depends on our ability to attract existing or new clients to these service offerings. To obtain engagements for such end-to-end solutions, we also are more likely to compete with large, well-established international consulting firms, resulting in increased competition and marketing costs. Accordingly, we cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract existing and new clients to these service offerings.

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

Our top five and top ten customers generated approximately 13.2% and 22.6%, respectively, of our revenues for the year ended December 31, 2013. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our earnings may be negatively impacted by the loss of certain tax benefits provided by India to companies in our industry as well as by possible changes in Indian tax laws.

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

In addition, a significant portion of our projects are contracted on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 34.0% of our revenues for the twelve months ended December 31, 2013. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Our future success will depend, in part, on our ability to protect our proprietary methodologies and other valuable intellectual property. We presently hold no issued patents. However, we have filed patent applications and we intend to file additional patent applications. There is no guarantee that any patents will issue in the United States or in any other country we may seek protection or that they will serve as a barrier from competition from other organizations. Additionally, the protection afforded by international patent laws as well as the enforcement actions differ from country to country. There is no guarantee that we will be able to maintain adequate protection or enforcement of our intellectual property rights.

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

We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents or other intellectual property rights for software products and methods, technological solutions, and processes. We may be subject to intellectual property infringement claims from certain individuals or companies who have acquired patent portfolios for the primary purpose of asserting such claims against other companies. The risk of infringement claims against us may also increase as we continue to develop and license our intellectual property to our clients and other third parties. Any infringement claim or litigation against us could have a material adverse effect on our business, results of operations and financial condition.

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

Provisions in our charter and by-laws, each as amended, and Delaware General Corporate Law, or DGCL, may have the effect of deterring unsolicited takeover proposals or delaying or preventing changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, these documents and provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. Our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences, and issue shares of preferred stock. Our charter provides for a classified board of directors until the 2016 annual meeting of stockholders, at which point the board of directors will be declassified and each director will be elected on an annual basis. While our board of directors remains classified, a change of control of our board of directors cannot occur at a single meeting of stockholders. The prohibition of our stockholders’ ability to act by written consent and the restrictions imposed on our stockholders’ ability to call a special meeting may have the effect of delaying stockholder actions until annual meetings or until a special meeting is called by our chairman or chief executive officer or our board of directors. The supermajority-voting requirement for specified amendments to our charter and by-laws allows a minority of our stockholders to block those amendments. The DGCL also contains provisions preventing stockholders from engaging in business combinations with us, subject to certain exceptions. These provisions could also discourage bids for our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.

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

To support our planned growth, we are continually expanding our development and delivery center capacity through the construction of new facilities, supplemented by additional leasing of non-owned facilities. As presented in the table below, as of December 31, 2013, the company leased 10,980,135 square feet and owned 9,154,042 square feet in 14 countries, which are used to deliver services to our customers across all four of our business segments.

Geographic Area	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage
India	40	9,837,342	9,002,894	18,840,236
North America	15	579,031	151,148	730,179
Europe	8	109,787	—	109,787
Rest of World[1]	13	453,975	—	453,975

Total	76	10,980,135	9,154,042	20,134,177

[1]	Includes our operations in Asia Pacific, Middle East and Latin America. Substantially all of this square footage is located in the Philippines, China and Argentina.

We operate out of our Teaneck, New Jersey executive office where we lease 96,107 square feet. In addition to our executive office and the above development and delivery centers, we have business development offices in approximately 52 cities in 29 countries across the globe.

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

Quarter Ended	High	Low
March 31, 2012	$78.00	$64.92
June 30, 2012	$77.85	$55.25
September 30, 2012	$71.45	$53.92
December 31, 2012	$74.87	$64.20
March 31, 2013	$81.08	$74.03
June 30, 2013	$77.89	$60.92
September 30, 2013	$84.17	$63.14
December 31, 2013	$101.13	$81.24

As of December 31, 2013, the approximate number of holders of record of our Class A common stock was 159 and the approximate number of beneficial holders of our Class A common stock was 41,000.

Cash Dividends

We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of our business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.

Stock Split

On February 4, 2014, our Board of Directors declared a two-for-one stock split of the company's Class A common stock in the form of a 100% stock dividend. The record date for the two-for-one stock split is the close of business on February 21, 2014, and share distribution will occur on or about March 7, 2014. As a result of the stock split, stockholders will receive one additional share of Class A common stock, par value $0.01, for each share they hold as of the record date.

Issuer Purchases of Equity Securities

In May 2013, our Board of Directors approved an expansion of our stock repurchase program, increasing the company’s stock repurchase authorization under the program from $1.0 billion to $1.5 billion and extending the term of the stock repurchase program from December 31, 2013 to December 31, 2014.

We did not repurchase any shares of our Class A common stock under our stock repurchase program during the three months ended December 31, 2013. The remaining authorized balance under our stock repurchase program as of December 31, 2013 was $502.1 million.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index, NASDAQ-100 Index and a Peer Group Index (capitalization weighted) for the period beginning December 31, 2008 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)

Among Cognizant, the NASDAQ-100 Index, the S&P 500 Index

And a Peer Group Index(3) (Capitalization Weighted)

Company / Index	Base Period 12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
COGNIZANT TECHNOLOGY SOLUTIONS CORP	100	251.00	405.81	356.09	409.09	559.14
S&P 500 INDEX	100	126.46	145.51	148.59	172.37	228.19
NASDAQ-100	100	153.54	183.04	187.99	219.61	296.45
PEER GROUP	100	193.23	235.88	186.91	196.48	274.52

(1)	Graph assumes $100 invested on December 31, 2008 in our Class A common stock, the NASDAQ-100 Index, the S&P 500 Index, and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends.
(3)	We have constructed a Peer Group Index of other information technology consulting firms consisting of Accenture plc., Computer Sciences Corporation, Computer Task Group, Inc., ExlService Holdings Inc, Genpact Ltd Inc., iGate Corp., Infosys Ltd., Sapient Corp., Syntel Inc., Wipro Ltd. and WNS Holdings LTD.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 have been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2011, 2010 and 2009 and for each of the years ended December 31, 2010 and 2009 are derived from our audited consolidated financial statements not included elsewhere herein. Our selected consolidated financial information for 2013, 2012 and 2011 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(in thousands, except per share data)
Consolidated Operations Data:
Revenues	$8,843,189	$7,346,472	$6,121,156	$4,592,389	$3,278,663
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	5,265,469	4,278,241	3,538,622	2,654,569	1,849,443
Selling, general and administrative expenses	1,727,609	1,557,646	1,328,665	972,093	721,359
Depreciation and amortization expense	172,201	149,089	117,401	103,875	89,371

Income from operations	1,677,910	1,361,496	1,136,468	861,852	618,490

Other income (expense), net:
Interest income	48,896	44,514	39,249	25,793	15,895
Other, net	(38,889)	(18,414)	(6,568)	(9,065)	2,566

Total other income (expense), net	10,007	26,100	32,681	16,728	18,461

Income before provision for income taxes	1,687,917	1,387,596	1,169,149	878,580	636,951
Provision for income taxes	459,339	336,333	285,531	145,040	101,988

Net income	$1,228,578	$1,051,263	$883,618	$733,540	$534,963

Basic earnings per share	$4.07	$3.49	$2.91	$2.44	$1.82

Diluted earnings per share	$4.03	$3.44	$2.85	$2.37	$1.78

Cash dividends declared per common share	$—	$—	$—	$—	$—

Weighted average number of common shares outstanding-Basic	302,007	301,291	303,277	300,781	293,304

Weighted average number of common shares outstanding-Diluted	304,831	305,861	310,351	309,137	301,115

Consolidated Financial Position Data:
Cash, cash equivalents and short-term investments	$3,747,473	$2,863,758	$2,432,264	$2,226,388	$1,399,332
Long-term investments	—	—	—	—	151,131
Long-term obligations:
Deferred income tax liabilities, net	21,170	2,777	3,339	4,946	—
Other noncurrent liabilities	277,445	287,081	342,003	62,971	38,455
Working capital	4,373,374	3,436,964	2,875,801	2,587,508	1,660,960
Total assets	8,208,914	6,521,571	5,507,933	4,583,074	3,338,240
Stockholders’ equity	6,135,791	4,854,383	3,952,886	3,584,431	2,653,177

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

We are a leading provider of IT, consulting and business process services, dedicated to helping the world’s leading companies build stronger businesses. Our clients engage us to help them build more efficient operations, provide solutions to critical business and technology problems, and to help them drive technology-based innovation and growth. Our core competencies include: Business, Process, Operations and IT Consulting, Application Development and Systems Integration, EIM, Application Testing, Application Maintenance, IT IS, and BPS. We tailor our services to specific industries and utilize an integrated global delivery model. This seamless global sourcing model combines client service teams based on-site at the client locations with delivery teams located at dedicated near-shore and offshore global delivery centers.

In 2013, our revenue increased to $8,843.2 million compared to $7,346.5 million in 2012. Net income increased to $1,228.6 million or $4.03 per diluted share, compared to net income of $1,051.3 million or $3.44 per diluted share. On a non-GAAP basis our 2013 diluted earnings per share increased to $4.381 compared to $3.741 during 2012.

The key drivers of our revenue growth in 2013 were as follows:

•

Strong performance across all of our business segments, particularly our Manufacturing/Retail/Logistics and Financial Services business segments, which reported revenue growth of 24.7% and 22.5%, respectively, as compared to 2012;

•	Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets where we experienced revenue growth of 32.1% and 28.3%, respectively, as compared to 2012;

•	Sustained strength in the North American market where revenues grew 17.5%, as compared to 2012;

•	Increased customer spending on discretionary projects;

•

Expansion of our service offerings, including Consulting, IT IS, and BPS services, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	Increased penetration at existing customers, including strategic clients; and

•	Continued expansion of the market for global delivery of IT services and BPS.

We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, EIM, application testing, application maintenance, IT IS, and BPS. In addition, we are seeing an increased customer interest in our social, mobile, analytics and cloud-based services. We finished the year with approximately 1,197 active clients, compared to approximately 821 active clients as of December 31, 2012, and increased the number of strategic clients by 29 during the year, bringing the total number of our strategic clients to 243. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and BPS. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that export revenues from India’s IT software and services and BPS sectors are expected to grow approximately 12% to 14% for NASSCOM’s fiscal year ending March 31, 2014. For the fiscal year ended March 31, 2013, the industry recorded export revenue growth of 10.2%, which was at the lower end of NASSCOM's growth projection.

[1]	Non-GAAP diluted earnings per share and non-GAAP operating margin are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

In 2013, our operating margin increased to approximately 19.0% compared to 18.5% in 2012. Our non-GAAP operating margin in 2013 was approximately 20.6%1 compared to 20.2%1 in 2012. The increase in our GAAP and non-GAAP operating margins was due to revenue growth outpacing headcount growth and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges, partially offset by increases in compensation and benefit costs, including incentive-based compensation. Historically, we have invested our profitability above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery as well as recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the year with approximately 171,400 employees, which is an increase of approximately 14,700 over the prior year. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2013. Annualized turnover, including both voluntary and involuntary, was approximately 14.5% for the three months ended December 31, 2013. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.

At December 31, 2013, we had cash, cash equivalents and short-term investments of $3,747.5 million and working capital of $4,373.4 million. Accordingly, we do not anticipate any near-term liquidity issues.

During 2014, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, IT IS and BPS;

•	Demand from our customers to help them achieve their dual mandate of simultaneously achieving cost savings while investing in innovation;

•	Secular changes driven by evolving technologies and regulatory changes;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the world economy.

In response to this macroeconomic environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to garner an increased portion of our customers’ overall IT spend by providing innovative solutions;

•	Continue our focus on growing our business in Europe, the Middle East, the Asia Pacific and Latin America regions, where we believe there are opportunities to gain market share;

•	Continue to increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Continue to focus on operating discipline in order to appropriately manage our cost structure; and

•	Continue to locate most of our new development center facilities in tax incentivized areas.

Business Segments

Our four reportable business segments are:

•	Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services;

•	Healthcare, which includes healthcare providers and payers as well as life sciences customers;

•	Manufacturing/Retail/Logistics, which includes consumer goods manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and

•

Other, which is an aggregation of industry operating segments each of which, individually, represents less than 10.0% of consolidated revenues and segment operating profit. The Other segment includes information, media and entertainment services, communications, and high technology operating customers.

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

We had approximately 1,197 active clients as of December 31, 2013. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues during 2013, 2012 or 2011. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations for the Three Years Ended December 31, 2013

The following table sets forth certain financial data for the three years ended December 31, 2013:

(Dollars in thousands)

	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues	Increase (Decrease)
							2013	2012
Revenues	$8,843,189	100.0	$7,346,472	100.0	$6,121,156	100.0	$1,496,717	$1,225,316
Cost of revenues(1)	5,265,469	59.5	4,278,241	58.2	3,538,622	57.8	987,228	739,619
Selling, general and administrative(1)	1,727,609	19.5	1,557,646	21.2	1,328,665	21.7	169,963	228,981
Depreciation and amortization	172,201	1.9	149,089	2.0	117,401	1.9	23,112	31,688

Income from operations	1,677,910	19.0	1,361,496	18.5	1,136,468	18.6	316,414	225,028
Other income (expense), net	10,007		26,100		32,681		(16,093)	(6,581)
Provision for income taxes	459,339		336,333		285,531		123,006	50,802

Net income	$1,228,578	13.9	$1,051,263	14.3	$883,618	14.4	$177,315	$167,645

Diluted earnings per share	$4.03		$3.44		$2.85		$0.59	$0.59

Other Financial Information(2)
Non-GAAP income from operations and non-GAAP operating margin	$1,820,712	20.6	$1,484,722	20.2	$1,240,121	20.3	$335,990	$244,601

Non-GAAP diluted earnings per share	$4.38		$3.74		$3.10		$0.64	$0.64

(1)	Exclusive of depreciation and amortization expense.
(2)	Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue—Overall. Revenue increased by 20.4% to $8,843.2 million during 2013 as compared to an increase of 20.0% to $7,346.5 million in 2012. In both years, the increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from new customers contributed $243.4 million and $136.5 million, representing 16.3% and 11.1% of the year-over-year revenue growth for 2013 and 2012, respectively. Our acquisitions of the C1 Group companies and Equinox Consulting contributed to new customer revenue growth in 2013. In 2013, our consulting and technology services revenues increased by approximately 18.3% and represented approximately 50.2% of total 2013 revenues, while our outsourcing services revenue increased by approximately 22.6% and constituted approximately 49.8% of total revenues. In 2012, consulting and technology services revenue increased by 20.4% and represented approximately 51.1% of total 2012 revenues, while our outsourcing services increased by approximately 19.6% and constituted approximately 48.9% of total 2012 revenues.

We had approximately 1,197 active clients as of December 31, 2013 as compared to approximately 821 and 785 active clients as of December 31, 2012 and 2011, respectively. Revenues from our top five customers as a percentage of total revenues were 13.2%, 14.0% and 16.3% in 2013, 2012 and 2011, respectively. Revenues from our top ten customers as a percentage of total revenues were 22.6%, 25.0% and 27.7% in 2013, 2012 and 2011, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue—Reportable Segments. Revenues by reportable business segment were as follows:

(Dollars in thousands)

	2013	2012	2011	Increase
				2013		2012
				$	%	$	%
Financial services	$3,717,573	$3,035,447	$2,518,422	$682,126	22.5	$517,025	20.5
Healthcare	2,264,826	1,934,898	1,622,157	329,928	17.1	312,741	19.3
Manufacturing/Retail/Logistics	1,868,305	1,498,668	1,197,472	369,637	24.7	301,196	25.2
Other	992,485	877,459	783,105	115,026	13.1	94,354	12.0

Total revenue	$8,843,189	$7,346,472	$6,121,156	$1,496,717	20.4	$1,225,316	20.0

Revenue from our Financial Services segment grew 22.5% or $682.1 million in 2013, as compared to 2012. This strength was driven by revenue growth of $494.1 million from our banking customers who benefited from the improving economy. In this segment, revenue from customers added during 2013 was approximately $75.3 million and represented 11.0% of the year-over-year revenue increase in this segment. During the year, key areas of focus for our Financial Services customers included cost optimization, regulatory and compliance driven initiatives, risk management, and the adoption and integration of SMAC solutions to align with shifts in consumer preferences. Revenue from our Financial Services segment grew 20.5% or $517.0 million in 2012, as compared to 2011. During 2012, our banking and insurance customers each almost equally contributed to the year-over-year revenue increase. In 2012, revenue from customers added during that year was approximately $35.5 million and represented 6.9% of the year-over-year revenue increase in this segment.

Revenue from our Healthcare segment grew 17.1% or $329.9 million in 2013, as compared to 2012. Our healthcare and life sciences customers contributed approximately $241.5 million and $88.4 million, respectively, to the year-over-year revenue increase. Revenue from customers added during 2013 was approximately $30.4 million and represented 9.2% of the year-over-year revenue increase in this segment. Growth within the segment was driven by work related to Affordable Care Act initiatives, including extended support for member enrollment and the implementation of direct to consumer programs through mobile platforms. Revenue from our Healthcare segment grew 19.3% or $312.7 million in 2012, as compared to 2011. In 2012, growth was driven primarily by our healthcare customers, which contributed $222.4 million to year-over-year revenue growth. Revenue from customers added during 2012 was approximately $19.8 million and represented 6.3% of the year-over-year revenue increase in this segment. IT spending by some of our life sciences customers has been and may continue to be adversely impacted by the patent cliff affecting some of our pharmaceutical customers.

Revenue from our Manufacturing/Retail/Logistics segment grew 24.7% or $369.6 million in 2013, as compared to 2012. During 2013, growth was stronger among our manufacturing and logistics customers, where revenue increased by approximately $200.0 million as compared to approximately $169.6 million for our retail and hospitality customers. Revenue from customers added during 2013 was approximately $79.9 million and represented 21.6% of the year-over-year revenue increase in this segment. Demand within this segment was driven by multichannel commerce implementation and integration efforts, supply chain consulting and implementation initiatives, and increased adoption of SMAC solutions. Revenue from our Manufacturing/Retail/Logistics segment grew 25.2% or $301.2 million in 2012, as compared to 2011. In 2012, growth within this segment was stronger among our retail and hospitality customers, where revenue increased by approximately $219.0 million, while revenue for our manufacturing and logistics customers increased by approximately $82.2 million. In 2012, revenue from customers added during that year was approximately $57.8 million and represented 19.2% of the year-over-year revenue increase in this segment.

Revenue from our Other segment grew 13.1% or $115.0 million in 2013, as compared to 2012. In 2013, growth within Other was particularly strong among our high technology customers, where revenue increased by approximately $54.0 million due to an increase in discretionary spending. Revenue from customers added during 2013 was approximately $57.9 million and represented 50.3% of the year-over-year revenue increase in this segment. Revenue from our Other segment grew 12.0% or $94.4 million in 2012, as compared to 2011. In 2012, each of our operating segments within Other, including information, media and entertainment services, communications and high technology, grew slower than the company average. In 2012, revenue from customers added during that year was approximately $23.4 million and represented 24.8% of the year-over-year revenue increase in this segment.

Revenue—Geographic Locations. Revenues by geographic location were as follows:

(Dollars in thousands)

	2013	2012	2011	Increase
				2013		2012
				$	%	$	%
North America	$6,860,067	$5,836,258	$4,802,958	$1,023,809	17.5	$1,033,300	21.5

United Kingdom	942,579	764,936	698,853	177,643	23.2	66,083	9.5
Rest of Europe	636,626	430,554	398,622	206,072	47.9	31,932	8.0

Europe—Total	1,579,205	1,195,490	1,097,475	383,715	32.1	98,015	8.9

Rest of World	403,917	314,724	220,723	89,193	28.3	94,001	42.6

Total Revenue	$8,843,189	$7,346,472	$6,121,156	$1,496,717	20.4	$1,225,316	20.0

North America continues to be our largest market representing approximately 77.6% of total revenue in 2013 and accounted for $1,023.8 million of the $1,496.7 million revenue increase in 2013. Revenue from Europe grew 32.1% in 2013. Excluding approximately $93.5 million of revenue from our 2013 acquisitions of the C1 Group companies and Equinox Consulting, revenue from Europe grew 24.3%. The strong revenue growth in Europe was driven by Europe's economic recovery and the increasing acceptance of our global delivery model. Conversely, in 2012, revenue in Europe grew 8.9% year-over-year and was negatively impacted by the economic downturn in Europe during 2012. We believe the European market is under-penetrated and represents a significant future growth opportunity for us. The acquisitions of the C1 Group companies and Equinox Consulting significantly strengthen our local presence in Germany and France. Revenue growth from Rest of World customers in 2013 was primarily driven by the Middle East, Singapore and India markets and, in 2012, the revenue growth for Rest of World was driven primarily by the Singapore market. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as growth opportunities for the long term.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 23.1% or $987.2 million during 2013 as compared to an increase of approximately 20.9% or $739.6 million during 2012. In both 2013 and 2012, the increase was due primarily to an increase in compensation and benefits costs, including incentive-based compensation. In 2013, compensation and benefit costs, including incentive-based compensation, increased by approximately $870.2 million as a result of the increase in the number of our technical personnel and higher accrual of individual bonus payouts. In 2012, the increase in compensation and benefit costs, including incentive based compensation, was approximately $660.3 million and was due primarily to the increase in the number of our technical personnel, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of the impact of our cash flow hedge losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, promotion, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 11.3%, or $193.1 million during 2013 as compared to an increase of approximately 18.0% or $260.7 million during 2012. Selling, general and administrative expenses, including depreciation and amortization, decreased as a percentage of revenue to 21.5% in 2013 as compared to 23.2% in 2012 and 23.6% in 2011. In both 2013 and 2012, the decrease as a percentage of revenue was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of losses on our cash flow hedges.

Income from Operations and Operating Margin—Overall. Income from operations increased 23.2%, or approximately $316.4 million in 2013 as compared to an increase of 19.8% or approximately $225.0 million during 2012. Our operating margin increased to 19.0% of revenues in 2013 from 18.5% of revenues in 2012, due to revenue growth outpacing headcount growth and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges, partially offset by increases in compensation and benefit costs, including incentive-based compensation costs. In 2012, operating margin decreased slightly to 18.5% of revenues in 2012 from 18.6% of revenues in 2011, due to continued investments to grow our business partially offset by the favorable impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges, and economies of scale that allowed us to leverage our cost structure over a larger organization. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 209 basis points or 2.09 percentage points in 2013 and 355 basis points or 3.55 percentage points in 2012. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 22 basis points or 0.22 percentage points.

For the years ended December 31, 2013, 2012, and 2011, our non-GAAP operating margins were 20.6%2, 20.2%2, and 20.3%2, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the years ended December 31, 2013 and 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 184 basis points or 1.84 percentage points and 131 basis points or 1.31 percentage points, respectively. During 2011, the settlement of certain cash flow hedges favorably impacted our operating margin by approximately 31 basis points or 0.31 percentage points.

[2]	Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Segment Operating Profit. Segment operating profits were as follows:

(Dollars in thousands)

	2013	2012	2011	Increase
				2013		2012
				$	%	$	%
Financial Services	$1,212,099	$998,339	$872,267	$213,760	21.4	$126,072	14.5
Healthcare	829,916	724,454	625,052	105,462	14.6	99,402	15.9
Manufacturing/Retail/Logistics	630,250	527,970	440,416	102,280	19.4	87,554	19.9
Other	318,357	288,052	254,145	30,305	10.5	33,907	13.3

Total segment operating profit	2,990,622	2,538,815	2,191,880	451,807	17.8	346,935	15.8
Less: unallocated costs(1)	1,312,712	1,177,319	1,055,412	135,393	11.5	121,907	11.6

Income from operations	$1,677,910	$1,361,496	$1,136,468	$316,414	23.2	$225,028	19.8

(1)	Includes $118,800, $107,355 and $90,232 of stock-based compensation expense for the years ended 2013, 2012 and 2011, respectively.

The increase in segment operating profit within all reportable segments during 2013 and 2012 was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investment in sales and marketing.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth, for the periods indicated, Total other income (expense), net:

(Dollars in thousands)

	2013	2012	2011	Increase (Decrease)
				2013	2012
Foreign currency exchange (losses)	$(55,214)	$(11,745)	$(32,400)	$(43,469)	$20,655
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	14,084	(8,270)	23,621	22,354	(31,891)

Net foreign currency exchange (losses)	(41,130)	(20,015)	(8,779)	(21,115)	(11,236)
Interest income	48,896	44,514	39,249	4,382	5,265
Other, net	2,241	1,601	2,211	640	(610)

Total other income (expense), net	$10,007	$26,100	$32,681	$(16,093)	$(6,581)

The foreign currency exchange losses in all the years presented were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our India subsidiaries to the U.S. dollar functional currency. The gains (losses) on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of December 31, 2013, the notional value of our undesignated hedges was $279.3 million. The increase in interest income in 2013 and 2012 was primarily attributed to the increase in average invested balances partially offset by the depreciation of the Indian rupee against the U.S. dollar.

Provision for Income Taxes. The provision for income taxes was $459.3 million in 2013, $336.3 million in 2012 and $285.5 million in 2011. The effective income tax rate increased to 27.2% in 2013 from 24.2% in 2012 due primarily to a shift in the geographic mix of our current year earnings towards countries with higher statutory rates, an increase in the India statutory rate effective April 1, 2013, and a scheduled reduction of certain income tax holiday benefits in India in 2013. The effective income tax rate decreased slightly to 24.2% in 2012 from 24.4% in 2011, due primarily to favorable discrete items in 2012 partially offset by the scheduled reduction of certain income tax holiday benefits in India in 2012.

Net Income. Net income increased to approximately $1,228.6 million in 2013 from approximately $1,051.3 million in 2012 and approximately $883.6 million in 2011. Net income as a percentage of revenues decreased to 13.9% in 2013 from 14.3% in 2012 and 14.4% in 2011. In 2013, the decrease in net income as a percentage of revenues was a result of the increase in the provision for income taxes and an increase in net foreign currency exchange losses, partially offset by the increase in the operating margin.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the years ended December 31:

(Dollars in thousands, except per share amounts)

	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
GAAP income from operations and operating margin	$1,677,910	19.0	$1,361,496	18.5	$1,136,468	18.6
Add: Stock-based compensation expense	118,800	1.3	107,355	1.5	90,232	1.5
Add: Acquisition-related charges(1)	24,002	0.3	15,871	0.2	13,421	0.2

Non-GAAP income from operations and non-GAAP operating margin	$1,820,712	20.6	$1,484,722	20.2	$1,240,121	20.3

GAAP diluted earnings per share	$4.03		$3.44		$2.85
Add: non-GAAP adjustments per diluted share	0.35		0.30		0.25

Non-GAAP diluted earnings per share	$4.38		$3.74		$3.10

(1)	Acquisition-related charges include, when applicable, amortization of purchased intangible assets included in the depreciation and amortization expense line on our consolidated statements of operations, external deal costs, acquisition-related retention bonuses, integration costs, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs.

Liquidity and Capital Resources

At December 31, 2013, we had cash, cash equivalents and short-term investments of $3,747.5 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including working capital. As of December 31, 2013, we had no third party debt and had working capital of approximately $4,373.4 million. Accordingly, we do not anticipate any near-term liquidity issues.

The following table provides a summary of the major cash flows and liquidity trends for the three years ended December 31:

(Dollars in thousands)

				Increase / Decrease
	2013	2012	2011	2013	2012
Net cash from operating activities	$1,423,776	$1,172,583	$875,152	$251,193	$297,431
Net cash (used) in investing activities	(730,763)	(570,046)	(850,281)	(160,717)	280,235
Net cash (used) in financing activities	(30,867)	(342,988)	(255,455)	312,121	(87,533)
Cash, cash equivalents and short-term investments	3,747,473	2,863,758	2,432,264	883,715	431,494
Working capital	4,373,374	3,436,964	2,875,801	936,410	561,163

Operating activities. The increase in operating cash flow for both 2013 and 2012 was primarily attributed to the increase in net income and more efficient deployment of working capital. Trade accounts receivable increased to approximately $1,648.8 million at December 31, 2013 as compared to approximately $1,345.7 million at December 31, 2012 and approximately $1,179.0 million at December 31, 2011. Unbilled accounts receivable increased to approximately $226.5 million at December 31, 2013 from approximately $183.1 million at December 31, 2012 and $139.6 at December 31, 2011. The increase in trade accounts receivable and unbilled receivables during 2013 was primarily due to increased revenues. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At December 31, 2013, our days sales outstanding, including unbilled receivables, was approximately 73 days as compared to 72 days as of December 31, 2012 and 73 days as of December 31, 2011.

Investing activities. The increase in net cash used in investing activities during 2013 is primarily related to higher net investment purchases and payments for acquisitions during 2013 as compared to the 2012 period, partially offset by lower spending for capital expenditures during the year. The 2012 decrease in net cash used in investing activities, when compared to 2011, is related to a decrease in net purchases of investments and lower payments for acquisitions, partially offset by higher spending for capital expenditures.

Financing activities. The decrease in net cash used in financing activities during 2013 compared to 2012 primarily related to lower levels of repurchases of our common stock under our stock repurchase program in 2013. The increase in net cash used in financing activities during 2012 when compared to 2011 primarily related to higher levels of repurchases of our common stock under our stock repurchase program.

As of December 31, 2013, $2,510.9 million of our cash, cash equivalents and short-term investments was held outside the United States. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate these amounts to fund our cash needs in the United States. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

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

Commitments and Contingencies

As of December 31, 2013, we had outstanding fixed capital commitments of approximately $63.3 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

As of December 31, 2013, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$673,337	$135,745	$216,168	$133,990	$187,434
Fixed capital commitments(1)	63,260	63,260	—	—	—
Other purchase commitments(2)	81,561	48,345	33,216	—	—

Total	$818,158	$247,350	$249,384	$133,990	$187,434

(1)	Relates to our India development and delivery center expansion program.
(2)	Other purchase commitments include, among other things, communications and information technology obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

As of December 31, 2013, we had $96.6 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution of these income tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.

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

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 77.6% of our revenues during 2013 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 27.3% of our global operating costs during 2013, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2013, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of approximately $55.2 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our India subsidiaries to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies in our foreign subsidiaries, primarily the Indian rupee.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. We reported losses of $163.0 million in 2013 and $96.1 million in 2012, on contracts that settled during these periods. As of December 31, 2013, we have outstanding contracts with a notional value of $2,340.0 million and weighted average forward rate of 57.2 rupees to the U.S. dollar. These contracts are scheduled to mature as follows: outstanding contracts with a notional value of $1,200.0 million and a weighted average forward rate of 54.1 rupees to the U.S. dollar scheduled to mature in 2014; outstanding contracts with a notional value of $900.0 million and a weighted average forward rate of 58.6 rupees to the U.S. dollar scheduled to mature in 2015; and outstanding contracts with a notional value of $240.0 million and a weighted average forward rate of 67.2 rupees to the U.S. dollar scheduled to mature in 2016.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2014 which are used to hedge our foreign currency denominated net monetary assets. At December 31, 2013, the notional value of the outstanding contracts was $279.3 million and the related fair value was an asset of $9.9 million. During 2013, inclusive of gains of $14.1 million on our undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $41.1 million.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2013, 2012 and 2011 that have, or are reasonably likely to have, a current or future effect on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. In certain regions, competition for professionals with advanced technical skills necessary to perform our services has caused wages to increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. Historically, we have experienced increases in compensation and benefit costs, including incentive-based compensation, in India; however, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies. There can be no assurance that we will be able to offset such cost increases in the future.

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

We believe the following critical accounting policies require a higher level of management judgments and estimates than others in preparing the consolidated financial statements:

Revenue Recognition. Revenues related to our highly complex information technology application development contracts, which are predominantly fixed-price contracts, are recognized as the services are performed using the percentage of completion method of accounting. Under this method, total contract revenue during the term of an agreement is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). This method is followed where reasonably dependable estimates of revenues and costs can be made. Management reviews total expected labor costs on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of revenues in our consolidated statement of operations. Changes in estimates related to our revenue contracts and contract losses were immaterial for the periods presented.

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

Our provision for income taxes also includes the impact of reserves established for uncertain income tax positions, as well as the related interest, which can involve complex issues and may require an extended period of time to resolve. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final outcome of these matters will not differ from our recorded amounts. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented companies and are eligible for certain income tax holiday benefits granted by the Indian government for export activities conducted within SEZs for periods of up to 15 years. We have constructed and expect to continue to locate most of our newer development facilities in SEZs. All Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of approximately 20.0%. Any MAT paid is creditable against future corporate income tax within a 10-year expiration period, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against our future corporate income tax obligations in India. However, our ability to do so could be impacted by possible changes to the Indian tax laws as well as the future financial results of Cognizant India.

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

Investments. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. The years of issuance of our asset-backed securities fall in the 2004 to 2013 range.

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

Goodwill. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent evaluation of goodwill, there are no significant risks of impairment for any of our reporting units. As of December 31, 2013, our goodwill balance was $444.2 million.

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued additional guidance related to accumulated other comprehensive income, requiring the presentation of significant amounts reclassified out of accumulated other comprehensive income to the respective line items in the statement of operations. For those amounts required by U.S. GAAP to be reclassified to earnings in their entirety in the same reporting period, this presentation is required either on the statement of operations or in a single footnote. For items that are not required to be reclassified in their entirety to earnings, the presentation requirement can be met by cross-referencing disclosures elsewhere in the footnotes. We adopted this standard on January 1, 2013 and included the required disclosures in Note 7 to our consolidated financial statements. The adoption of this standard affects financial statement presentation only and has no effect on our financial condition or consolidated results of operations.

In December 2011, the FASB issued guidance requiring enhanced disclosures related to the nature of an entity’s rights to offset and any related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed and the related net exposure. In January 2013, the FASB issued an additional update clarifying the scope of this guidance. We adopted this standard on January 1, 2013 and included the required disclosures in Note 11 to our consolidated financial statements. The adoption of this standard affects financial statement disclosures only and has no effect on our financial condition or consolidated results of operations.

New Accounting Pronouncement

In July 2013, the FASB issued new guidance which requires the netting of any unrecognized tax benefits against all available same-jurisdiction deferred tax carryforward assets that would apply if the uncertain tax positions were settled. This standard will be effective for periods beginning on or after January 1, 2014. The adoption of this standard affects financial statement presentation only and will have no effect on our financial condition or consolidated results of operations.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2013, the notional value of these contracts was $2,340.0 million. The outstanding contracts as of December 31, 2013 are scheduled to mature each month during 2014, 2015 and 2016. As of December 31, 2013, the net unrealized loss on our outstanding foreign exchange forward contracts was $354.9 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2013, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $183.8 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2014 which are used to hedge our foreign currency denominated net monetary assets. At December 31, 2013, the notional value of the outstanding contracts was $279.3 million and the related fair value was an asset of $9.9 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2013, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $26.8 million.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash, cash equivalents and short-term investments. As of December 31, 2013, we had approximately $3,747.5 million of cash, cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of December 31, 2013, our short-term investments totaled $1,534.5 million. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.

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

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2013. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on its evaluation, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting, as stated in their report which is included on page F-2.

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

The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Code of Ethics” and “Committees of the Board-Audit Committee.”

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

The discussion under the headings “Executive Compensation,” “Compensation Committee Report,” “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables-Equity Compensation Plan Information” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The discussion under the headings “Certain Relationships and Related Person Transactions" and "Corporate Governance - Determination of Independence” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ FRANCISCO D’SOUZA
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRANCISCO D’SOUZA Francisco D’Souza	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2014

/S/ KAREN MCLOUGHLIN Karen McLoughlin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2014

/S/ JOHN E. KLEIN John E. Klein	Chairman of the Board and Director	February 25, 2014

/S/ LAKSHMI NARAYANAN Lakshmi Narayanan	Vice Chairman of the Board and Director	February 25, 2014

/S/ THOMAS M. WENDEL Thomas M. Wendel	Director	February 25, 2014

/S/ ROBERT E. WEISSMAN Robert E. Weissman	Director	February 25, 2014

/S/ JOHN N. FOX, JR. John N. Fox, Jr.	Director	February 25, 2014

/S/ MAUREEN BREAKIRON-EVANS Maureen Breakiron-Evans	Director	February 25, 2014

/S/ MICHAEL PATSALOS-FOX Michael Patsalos-Fox	Director	February 25, 2014

/S/ LEO S. MACKAY, JR. Leo S. Mackay, Jr.	Director	February 25, 2014

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013

3.2	Amended and Restated By-laws of the Company, as amended on June 4, 2013	8-K	000-24429	3.2	6/5/2013

4.1	Specimen Certificate for shares of Class A common stock	S-4/A	333-101216	4.2	1/30/2003

10.1†	Form of Indemnification Agreement for Directors and Officers	10-Q	000-24429	10.1	8/7/2013

10.2†	Form of Amended and Restated Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and each of the following Executive Officers: Lakshmi Narayanan, Francisco D'Souza, Gordon Coburn, Karen McLoughlin, Ramakrishnan Chandrasekaran, Rajeev Mehta, Malcolm Frank, Steven Schwartz, Sridhar Thiruvengadam	10-K	000-24429	10.4	2/26/2013

10.3†	Amended and Restated 1999 Incentive Compensation Plan (as Amended and Restated Through April 26, 2007)	8-K	000-24429	10.1	6/8/2007

10.4†	2004 Employee Stock Purchase Plan (as amended and restated effective as of April 1, 2013)	8-K	000-24429	10.1	6/5/2013

10.5†	Form of Stock Option Certificate	10-Q	000-24429	10.1	11/8/2004

10.6	Distribution Agreement between IMS Health Incorporated and the Company, dated January 7, 2003	S-4/A	333-101216	10.13	1/9/2003

10.7†	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007	10-Q	000-24429	10.2	5/10/2007

10.8†	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007	10-Q	000-24429	10.3	5/10/2007

10.9†	Form of Performance Unit Award for grants to certain executive officers	8-K	000-24429	10.1	12/7/2007

10.10†	Form of Stock Unit Award Agreement pursuant to the Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan	8-K	000-24429	10.1	9/5/2008

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed Herewith

10.11†	The Cognizant Technology Solutions Executive Pension Plan, as amended and restated	8-K	000-24429	10.2	12/5/2008

10.12†	Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan	8-K	000-24429	10.1	6/11/2009

10.13†	Form of Cognizant Technology Solutions Corporation Stock Option Agreement	8-K	000-24429	10.1	7/6/2009

10.14†	Form of Cognizant Technology Solutions Corporation Notice of Grant of Stock Option	8-K	000-24429	10.2	7/6/2009

10.15†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Time-Based Vesting	8-K	000-24429	10.3	7/6/2009

10.16†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Time-Based Vesting	8-K	000-24429	10.4	7/6/2009

10.17†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Performance-Based Vesting	8-K	000-24429	10.5	7/6/2009

10.18†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Performance-Based Vesting	8-K	000-24429	10.6	7/6/2009

10.19†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance	8-K	000-24429	10.8	7/6/2009

21.1	List of subsidiaries of the Company					*

23.1	Consent of PricewaterhouseCoopers LLP					*

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					*

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)					*	*

32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)					*	*

101.INS	XBRL Instance Document					*

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
*	Filed herewith
**	Furnished herewith

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation (the “Company”) and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

New York, New York

February 25, 2014

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par values)

	At December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$2,213,006	$1,570,077
Short-term investments	1,534,467	1,293,681
Trade accounts receivable, net of allowances of $26,824 and $25,816, respectively	1,648,785	1,345,661
Unbilled accounts receivable	226,487	183,085
Deferred income tax assets, net	256,230	201,894
Other current assets	268,907	219,896

Total current assets	6,147,882	4,814,294
Property and equipment, net of accumulated depreciation of $719,336 and $573,792, respectively	1,081,164	971,486
Goodwill	444,236	309,185
Intangible assets, net	131,274	87,475
Deferred income tax assets, net	221,345	178,824
Other noncurrent assets	183,013	160,307

Total assets	$8,208,914	$6,521,571

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113,394	$108,707
Deferred revenue	182,893	149,696
Accrued expenses and other current liabilities	1,478,221	1,118,927

Total current liabilities	1,774,508	1,377,330
Deferred income tax liabilities, net	21,170	2,777
Other noncurrent liabilities	277,445	287,081

Total liabilities	2,073,123	1,667,188

Commitments and contingencies (See Note 13)

Stockholders’ Equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized, 303,864 and 301,680 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively (See Note 15)	3,039	3,017
Additional paid-in capital (See Note 15)	546,644	457,260
Retained earnings	5,862,367	4,633,789
Accumulated other comprehensive income (loss)	(276,259)	(239,683)

Total stockholders’ equity	6,135,791	4,854,383

Total liabilities and stockholders’ equity	$8,208,914	$6,521,571

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$8,843,189	$7,346,472	$6,121,156
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	5,265,469	4,278,241	3,538,622
Selling, general and administrative expenses	1,727,609	1,557,646	1,328,665
Depreciation and amortization expense	172,201	149,089	117,401

Income from operations	1,677,910	1,361,496	1,136,468

Other income (expense), net:
Interest income	48,896	44,514	39,249
Other, net	(38,889)	(18,414)	(6,568)

Total other income (expense), net	10,007	26,100	32,681

Income before provision for income taxes	1,687,917	1,387,596	1,169,149
Provision for income taxes	459,339	336,333	285,531

Net income	$1,228,578	$1,051,263	$883,618

Basic earnings per share (See Note 15)	$4.07	$3.49	$2.91

Diluted earnings per share (See Note 15)	$4.03	$3.44	$2.85

Weighted average number of common shares outstanding—Basic	302,007	301,291	303,277
Dilutive effect of shares issuable under stock-based compensation plans	2,824	4,570	7,074

Weighted average number of common shares outstanding—Diluted	304,831	305,861	310,351

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$1,228,578	$1,051,263	$883,618

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,461	15,133	(7,839)
Change in unrealized losses on cash flow hedges, net of taxes	(47,183)	70,229	(353,762)
Change in unrealized losses and gains on available-for-sale securities, net of taxes	(1,854)	349	609

Other comprehensive income (loss)	(36,576)	85,711	(360,992)

Comprehensive income	$1,192,002	$1,136,974	$522,626

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance, December 31, 2010	303,941	$3,039	$846,886	$2,698,908	$35,598	$3,584,431
Net income	—	—	—	883,618	—	883,618
Other comprehensive (loss)	—	—	—	—	(360,992)	(360,992)
Common stock issued, stock-based compensation plans	4,513	45	79,506	—	—	79,551
Tax benefit, stock-based compensation plans	—	—	39,778	—	—	39,778
Stock-based compensation expense	—	—	90,232	—	—	90,232
Repurchases of common stock	(5,511)	(55)	(374,092)	—	—	(374,147)
Business combinations (See Note 2)	163	2	10,413	—	—	10,415

Balance, December 31, 2011	303,106	3,031	692,723	3,582,526	(325,394)	3,952,886
Net income	—	—	—	1,051,263	—	1,051,263
Other comprehensive income	—	—	—	—	85,711	85,711
Common stock issued, stock-based compensation plans	7,176	72	129,413	—	—	129,485
Tax benefit, stock based compensation plans	—	—	48,528	—	—	48,528
Stock-based compensation expense	—	—	107,355	—	—	107,355
Repurchases of common stock	(8,602)	(86)	(520,759)	—	—	(520,845)

Balance, December 31, 2012	301,680	3,017	457,260	4,633,789	(239,683)	4,854,383
Net income	—	—	—	1,228,578	—	1,228,578
Other comprehensive (loss)	—	—	—	—	(36,576)	(36,576)
Common stock issued, stock-based compensation plans	4,811	48	117,508	—	—	117,556
Tax benefit, stock based compensation plans	—	—	32,054	—	—	32,054
Stock-based compensation expense	—	—	118,800	—	—	118,800
Repurchases of common stock	(2,627)	(26)	(178,978)	—	—	(179,004)

Balance, December 31, 2013	303,864	$3,039	$546,644	$5,862,367	$(276,259)	$6,135,791

The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,228,578	$1,051,263	$883,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,930	156,588	124,175
Provision for doubtful accounts	3,571	5,076	4,582
Deferred income taxes	(88,194)	(117,908)	(8,599)
Stock-based compensation expense	118,800	107,355	90,232
Excess tax benefits on stock-based compensation plans	(30,581)	(48,373)	(39,141)
Other	52,544	2,499	46,036
Changes in assets and liabilities:
Trade accounts receivable	(258,469)	(158,603)	(284,167)
Other current assets	(74,668)	(29,833)	(99,224)
Other noncurrent assets	(24,338)	(36,692)	(28,805)
Accounts payable	(12,123)	32,773	(8,593)
Other current and noncurrent liabilities	328,726	208,438	195,038

Net cash provided by operating activities	1,423,776	1,172,583	875,152

Cash flows from investing activities:
Purchases of property and equipment	(261,626)	(334,465)	(288,221)
Purchases of investments	(1,848,744)	(1,428,508)	(1,338,664)
Proceeds from maturity or sale of investments	1,573,412	1,252,821	859,404
Business combinations, net of cash acquired	(193,805)	(59,894)	(82,800)

Net cash (used in) investing activities	(730,763)	(570,046)	(850,281)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	117,556	129,484	79,551
Excess tax benefits on stock-based compensation plans	30,581	48,373	39,141
Repurchases of common stock	(179,004)	(520,845)	(374,147)

Net cash (used in) financing activities	(30,867)	(342,988)	(255,455)

Effect of exchange rate changes on cash and cash equivalents	(19,217)	(378)	521

Increase (decrease) in cash and cash equivalents	642,929	259,171	(230,063)
Cash and cash equivalents, beginning of year	1,570,077	1,310,906	1,540,969

Cash and cash equivalents, end of period	$2,213,006	$1,570,077	$1,310,906

Supplemental information:
Cash paid for income taxes during the year	$480,980	$402,098	$248,229

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data)

Note 1 — Summary of Significant Accounting Policies

The terms “Cognizant,” “we,” “our,” “us” and “the company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise.

Description of Business. We are a leading provider of information technology (IT), consulting and business process services, dedicated to helping the world’s leading companies build stronger businesses. Our clients engage us to help them build more efficient operations, provide solutions to critical business and technology problems, and to help them drive technology-based innovation and growth. Our core competencies include: Business, Process, Operations and IT Consulting, Application Development and Systems Integration, Enterprise Information Management, or EIM, Application Testing, Application Maintenance, IT Infrastructure Services, or IT IS and Business Process Services, or BPS. We tailor our services to specific industries and utilize an integrated global delivery model.

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

Internal Use Software. Costs for software developed or obtained for internal use are capitalized, including the salaries and benefits of employees that are directly involved in the installation and development of such software. The capitalized costs are amortized on a straight-line basis over the software’s useful life. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred.

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

Stock Repurchase Program. Our existing stock repurchase program, as amended and approved by our Board of Directors, allows for the repurchase of $1,500,000 of our outstanding shares of Class A common stock and expires on December 31, 2014. Through December 31, 2013, we completed stock repurchases of 15,721,275 shares for $998,127, inclusive of fees and expenses, under this program. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby company shares were tendered by employees for payment of applicable statutory tax withholdings. During 2013, 2012, and 2011 such repurchases totaled 582,936, 532,592 and 504,164 shares, respectively, at an aggregate cost of $47,442, $34,925 and $35,365, respectively. At the time of repurchase, shares are returned to the status of authorized and unissued shares. We account for the repurchases as constructively retired and record such repurchases as a reduction of Class A common stock and additional paid-in capital.

Revenue Recognition. Revenues related to time-and-material contracts are recognized as the service is performed and amounts are earned. Revenues from transaction-priced contracts are recognized as transactions are processed and amounts are earned. Revenues related to fixed-price contracts for highly complex application development and systems integration services are recognized as the service is performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs (cost to cost method). Revenues related to fixed price outsourcing services are recognized on a straight-line basis unless revenues are earned and obligations are fulfilled in a different pattern. Revenues related to fixed-price contracts for consulting or other IT services are recognized as services are performed on a proportional performance basis based upon the level of effort.

For all services, revenue is earned and recognized only when all of the following criteria are met: evidence of an arrangement is obtained, the price is fixed or determinable, the services have been rendered and collectibility is reasonably assured. Contingent or incentive revenues are recognized when the contingency is satisfied and we conclude the amounts are earned. Volume discounts are recorded as a reduction of revenue over the contract period as services are provided. Revenues also include the reimbursement of out-of-pocket expenses.

Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or set-up activities for outsourcing contracts. Transition costs are deferred and expensed ratably over the period of service. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of the contract assets. Deferred transition costs were approximately $80,254 and $51,615 as of December 31, 2013 and 2012, respectively, and are included in other noncurrent assets in our consolidated statements of financial position. Costs related to warranty provisions are accrued at the time the related revenues are recorded.

We may enter into arrangements that consist of multiple elements. Such arrangements may include any combination of our consulting and technology services and outsourcing services. For arrangements with multiple deliverables, we evaluate at the inception of each new arrangement all deliverables to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, consideration is allocated among the units of accounting, where separable, based on their relative selling price. Relative selling price is determined based on vendor-specific objective evidence, if it exists. Otherwise, third-party evidence of selling price is used, when it is available, and in circumstances when neither vendor-specific objective evidence nor third-party evidence of selling price is available, management’s best estimate of selling price is used. Revenue is recognized for each unit of accounting based on our revenue recognition policy described above.

Fixed-price contracts are generally cancelable subject to a specified notice period. All services provided by us through the date of cancellation are due and payable under the contract terms. We issue invoices related to fixed-price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billing, based on contract milestones or other contractual terms, and the recognition of revenue are recognized as either unbilled receivables or deferred revenue. Estimates of certain fixed-price contracts are subject to adjustment as a project progresses to reflect changes in expected completion costs or efforts. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately.

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

Foreign Currency. The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) on the accompanying consolidated statements of financial position. The U.S. dollar is the functional currency for certain foreign subsidiaries who conduct business predominantly in U.S. dollars. For these foreign subsidiaries, non-monetary assets and liabilities are remeasured at historical exchange rates, while monetary assets and liabilities are remeasured at current exchange rates. Foreign currency exchange gains or losses from remeasurement are included in income. Net foreign currency exchange (losses) included in our results of operations, inclusive of our undesignated foreign currency hedges, were ($41,130), ($20,015), and ($8,779), for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Earnings Per Share, or EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding. For purposes of computing diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively, 2,824,000, 4,570,000, and 7,074,000 shares were assumed to have been outstanding related to common share equivalents. We exclude options with exercise prices that are greater than the average market price for the period from the calculation of diluted EPS because their effect would be anti-dilutive. We excluded 3,400 shares in 2013, 19,500 shares in 2012, and 12,500 in 2011 from our diluted EPS calculation. Also, in accordance with the authoritative guidance, we excluded from the calculation of diluted EPS an additional 48,900 shares in 2013, 79,300 shares in 2012, and 38,600 shares in 2011, related to stock based awards whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of our common stock because their effect would be anti-dilutive. We include performance stock unit awards in the dilutive potential common shares when they become contingently issuable per the authoritative guidance and exclude the awards when they are not contingently issuable.

Recently Adopted Accounting Pronouncements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued additional guidance related to accumulated other comprehensive income, requiring the presentation of significant amounts reclassified out of accumulated other comprehensive income to the respective line items in the statement of operations. For those amounts required by U.S. GAAP to be reclassified to earnings in their entirety in the same reporting period, this presentation is required either on the statement of operations or in a single footnote. For items that are not required to be reclassified in their entirety to earnings, the presentation requirement can be met by cross-referencing disclosures elsewhere in the footnotes. We adopted this standard on January 1, 2013 and included the required disclosures in Note 7. The adoption of this standard affects financial statement presentation only and has no effect on our financial condition or consolidated results of operations.

In December 2011, the FASB issued guidance requiring enhanced disclosures related to the nature of an entity’s rights to offset and any related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed and the related net exposure. In January 2013, the FASB issued an additional update clarifying the scope of this guidance. We adopted this standard on January 1, 2013 and included the required disclosures in Note 11. The adoption of this standard affects financial statement disclosures only and has no effect on our financial condition or consolidated results of operations.

New Accounting Pronouncement.

In July 2013, the FASB issued new guidance which requires the netting of any unrecognized tax benefits against all available same-jurisdiction deferred tax carryforward assets that would apply if the uncertain tax positions were settled. This standard will be effective for periods beginning on or after January 1, 2014. The adoption of this standard affects financial statement presentation only and will have no effect on our financial condition or consolidated results of operations.

Note 2 — Business Combinations

During 2013, we completed four business combinations for total cash consideration of approximately $184,200 (net of cash acquired). These transactions strengthened our local presence in Germany, Switzerland and France, expanded our expertise in enterprise application services and high-end testing services, broadened our business process services capabilities within finance and accounting, and strengthened our financial services management and regulatory consulting practice. As part of these business combinations, we acquired customer relationship assets, assembled workforces, a software platform and other assets.

During 2012, we completed three business combinations for total cash consideration of approximately $28,100 (net of cash acquired). In August of 2012, we entered into a transaction pursuant to which we signed a multi-year service agreement, assumed an assembled workforce, and acquired land, building and other assets. Under the authoritative business combination guidelines, this transaction qualified as a business combination. This transaction expanded our business process services capabilities within the insurance industry. Additionally, in 2012, we completed two business combinations to strengthen our business process services and research capabilities within the media and healthcare industries. As part of these transactions, we acquired customer relationship assets, assembled workforces, and other assets. In addition, during 2012, we settled contingent payment provisions of approximately $31,400 related to business combinations completed in prior years.

During 2011, we completed two business combinations for total consideration, including stock, of approximately $91,000 (net of cash acquired). These transactions strengthened our business process services and analytics solution offerings and enhanced our retail SAP capabilities.

These acquisitions were included in our consolidated financial statements as of the date on which the businesses were acquired and were not material to our operations, financial position or cash flow. We have allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including goodwill, based on their fair values as follows:

	2013		2012		2011
	Fair Value	Useful Life	Fair Value	Useful Life	Fair Value	Useful Life
Total initial consideration, net of cash acquired(1)	$184,200		$28,100		$91,000
Purchase price allocated to:
Tax deductible goodwill	—		—		21,367
Non-deductible goodwill	129,886		19,096		44,713
Customer relationship intangible assets	58,572	5-10 years	9,400	6-12 years	17,900	6-10 years
Other intangible assets	7,192	1-5 years	600	5 years	1,500	2-4 years

(1)	Includes stock consideration in 2011.

The primary items that generated the aforementioned goodwill are the value of the synergies between the acquired companies and us and the acquired assembled workforces, neither of which qualify as an amortizable intangible asset.

Note 3 — Short-term Investments

Our short-term investments were as follows as of December 31:

	2013	2012
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$506,285	$551,236
Corporate and other debt securities	401,800	294,556
Asset-backed securities	160,267	97,112
Municipal debt securities	115,196	47,292
Mutual funds	21,136	21,150

Total available-for-sale investment securities	1,204,684	1,011,346
Time deposits	329,783	282,335

Total short-term investments	$1,534,467	$1,293,681

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, mutual funds invested in fixed income securities, and asset-backed securities, including Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of December 31, 2013 and 2012.

Available-for-Sale Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities were as follows at December 31:

	2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$506,094	$544	$(353)	$506,285
Corporate and other debt securities	400,891	1,152	(243)	401,800
Asset-backed securities	160,559	99	(391)	160,267
Municipal debt securities	114,888	348	(40)	115,196
Mutual funds	22,705	280	(1,849)	21,136

Total available-for-sale investment securities	$1,205,137	$2,423	$(2,876)	$1,204,684

	2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$550,317	$972	$(53)	$551,236
Corporate and other debt securities	292,736	1,842	(22)	294,556
Asset-backed securities	97,004	237	(129)	97,112
Municipal debt securities	47,266	93	(67)	47,292
Mutual funds	21,583	—	(433)	21,150

Total available-for-sale investment securities	$1,008,906	$3,144	$(704)	$1,011,346

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31:

	2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$221,548	$(353)	$—	$—	$221,548	$(353)
Corporate and other debt securities	106,485	(243)	—	—	106,485	(243)
Asset-backed securities	84,051	(333)	5,048	(58)	89,099	(391)
Municipal debt securities	10,702	(34)	1,019	(6)	11,721	(40)
Mutual funds	—	—	20,183	(1,849)	20,183	(1,849)

Total	$422,786	$(963)	$26,250	$(1,913)	$449,036	$(2,876)

	2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$120,118	$(53)	$—	$—	$120,118	$(53)
Corporate and other debt securities	25,662	(21)	699	(1)	26,361	(22)
Asset-backed securities	27,180	(93)	1,499	(36)	28,679	(129)
Municipal debt securities	7,908	(32)	696	(35)	8,604	(67)
Mutual funds	21,150	(433)	—	—	21,150	(433)

Total	$202,018	$(632)	$2,894	$(72)	$204,912	$(704)

The unrealized losses for the above securities as of December 31, 2013 and 2012 are primarily attributable to changes in interest rates. As of December 31, 2013, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of our fixed income available-for-sale investment securities as of December 31, 2013 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$198,105	$198,312
Due after one year up to two years	358,174	358,990
Due after two years up to three years	415,555	415,896
Due after three years up to four years	50,039	50,083
Asset-backed securities	160,559	160,267

Fixed income available-for-sale investment securities	$1,182,432	$1,183,548

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	2013	2012	2011
Proceeds from sales of available-for-sale investment securities	$1,119,822	$697,406	$652,992

Gross gains	$1,951	$2,410	$3,102
Gross losses	(554)	(402)	(785)

Net realized gains on sales of available-for-sale investment securities	$1,397	$2,008	$2,317

Note 4 — Property and Equipment, net

Property and equipment were as follows as of December 31:

	Estimated Useful Life (Years)	2013	2012
Buildings	30	$444,955	$423,340
Computer equipment and software	3	426,527	352,147
Furniture and equipment	5 – 9	273,815	240,988
Land		22,644	20,396
Leasehold land	lease term	60,306	60,306
Capital work-in-progress		360,578	256,272
Leasehold improvements	Shorter of the lease term or the life of the leased asset	211,675	191,829

Sub-total		1,800,500	1,545,278
Accumulated depreciation and amortization		(719,336)	(573,792)

Property and equipment, net		$1,081,164	$971,486

Depreciation and amortization expense related to property and equipment was $155,681, $137,561, and $107,257 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Note 5 — Goodwill and Intangible Assets, net

Changes in goodwill were as follows for the years ended December 31:

	2013	2012
Balance, beginning of year	$309,185	$288,772
Business combinations	129,886	19,096
Cumulative translation adjustments	5,165	1,317

Balance, end of year	$444,236	$309,185

In 2013 and 2012, the increase in goodwill was primarily related to business combinations completed during the period. No impairment losses were recognized during the three years ended December 31, 2013.

Goodwill has been allocated to our reportable segments as follows as of December 31:

	2013	2012
Financial Services	$208,588	$137,677
Healthcare	107,409	78,977
Manufacturing/Retail/Logistics	71,644	48,304
Other	56,595	44,227

Total goodwill	$444,236	$309,185

Components of intangible assets were as follows as of December 31:

	2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$203,543	$(88,159)	$115,384
Developed technology	4,250	(2,994)	1,256
Other	21,438	(6,804)	14,634

Total intangible assets	$229,231	$(97,957)	$131,274

	2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$142,653	$(67,058)	$75,595
Developed technology	4,222	(2,204)	2,018
Other	13,921	(4,059)	9,862

Total intangible assets	$160,796	$(73,321)	$87,475

All of the intangible assets have finite lives and as such are subject to amortization. Amortization of intangible assets totaled $24,249 for 2013, $19,027 for 2012, and $16,918 for 2011. During 2013, 2012 and 2011, amortization of $7,729, $7,499 and $6,774, respectively, relating to customer relationship intangible assets was recorded as a reduction of revenues. These intangible assets are attributed to direct revenue contracts with sellers of acquired businesses.

Estimated amortization expense related to our existing intangible assets for the next five years are as follows:

Year	Amount
2014	$26,779
2015	21,308
2016	19,635
2017	16,934
2018	11,606

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows as of December 31:

	2013	2012
Compensation and benefits	$894,986	$661,816
Income taxes	24,312	29,570
Professional fees	45,453	35,366
Travel and entertainment	29,645	26,417
Customer volume incentives	170,669	142,945
Derivative financial instruments	191,584	130,923
Deferred income taxes	—	454
Other	121,572	91,436

Total accrued expenses and other current liabilities	$1,478,221	$1,118,927

Note 7 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the year ended December 31, 2013:

	2013
	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$11,572	$—	$11,572
Change in foreign currency translation adjustments	12,461	—	12,461

Ending balance	$24,033	$—	$24,033

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$2,440	$(885)	$1,555

Unrealized (losses) arising during the period	(1,638)	582	(1,056)
Reclassification of (gains) to Other, net	(1,255)	457	(798)

Net change	(2,893)	1,039	(1,854)

Ending balance	$(453)	$154	$(299)

Unrealized (losses) on cash flow hedges:
Beginning balance	$(296,595)	$43,785	$(252,810)

Unrealized (losses) arising during the period	(221,275)	36,248	(185,027)
Reclassifications of losses to:
Cost of revenues	135,044	(20,839)	114,205
Selling, general and administrative expenses	27,950	(4,311)	23,639

Net change	(58,281)	11,098	(47,183)

Ending balance	$(354,876)	$54,883	$(299,993)

Accumulated other comprehensive income (loss):
Beginning balance	$(282,583)	$42,900	$(239,683)
Other comprehensive income (loss)	(48,713)	12,137	(36,576)

Ending balance	$(331,296)	$55,037	$(276,259)

Changes in accumulated other comprehensive income (loss) by component were as follows for the years ended December 31, 2012 and 2011:

	2012			2011
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(3,561)	$—	$(3,561)	$4,278	$—	$4,278
Change in foreign currency translation adjustments	15,133	—	15,133	(7,839)	—	(7,839)

Ending balance	$11,572	$—	$11,572	$(3,561)	$—	$(3,561)

Unrealized gains on available-for-sale investment securities:
Beginning balance	$1,986	$(780)	$1,206	$1,005	$(408)	$597

Unrealized gains arising during the period	1,970	(727)	1,243	2,845	(1,115)	1,730
Reclassification of (gains) to Other, net	(1,516)	622	(894)	(1,864)	743	(1,121)

Net change	454	(105)	349	981	(372)	609

Ending balance	$2,440	$(885)	$1,555	$1,986	$(780)	$1,206

Unrealized (losses) gains on cash flow hedges:
Beginning balance	$(385,640)	$62,601	$(323,039)	$32,339	$(1,616)	$30,723

Unrealized (losses) arising during the period	(7,065)	(3,548)	(10,613)	(399,205)	59,652	(339,553)
Reclassifications of losses (gains) to:
Cost of revenues	79,335	(12,601)	66,734	(15,294)	3,719	(11,575)
Selling, general and administrative expenses	16,775	(2,667)	14,108	(3,480)	846	(2,634)

Net change	89,045	(18,816)	70,229	(417,979)	64,217	(353,762)

Ending balance	$(296,595)	$43,785	$(252,810)	$(385,640)	$62,601	$(323,039)

Accumulated other comprehensive income (loss):
Beginning balance	$(387,215)	$61,821	$(325,394)	$37,622	$(2,024)	$35,598
Other comprehensive income (loss)	104,632	(18,921)	85,711	(424,837)	63,845	(360,992)

Ending balance	$(282,583)	$42,900	$(239,683)	$(387,215)	$61,821	$(325,394)

Note 8 — Employee Benefits

We contribute to defined contribution plans in the United States and Europe, including a 401(k) savings and supplemental retirement plans in the United States. Total expenses for company contributions to these plans were $34,628, $24,789, and $19,453 for the years ended December 31, 2013, 2012, and 2011, respectively.

We maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by the company. For these plans, we recognized a contribution expense of $56,070, $54,125, and $49,200 for the years ended December 31, 2013, 2012, and 2011, respectively.

We also maintain a gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to the employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. Accordingly, our liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2013 and 2012, the amount accrued under the gratuity plan was $69,629 and $56,737, which is net of fund assets of $55,004 and $50,427, respectively. Expense recognized by us was $30,962, $28,496, and $29,703 for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 9 — Income Taxes

Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2013	2012	2011
United States	$540,738	$381,940	$344,143
Foreign	1,147,179	1,005,656	825,006

Income before provision for income taxes	$1,687,917	$1,387,596	$1,169,149

The provision for income taxes consists of the following components for the years ended December 31:

	2013	2012	2011
Current:
Federal and state	$269,974	$265,826	$120,441
Foreign	277,559	188,415	173,689

Total current	547,533	454,241	294,130

Deferred:
Federal and state	(37,085)	(99,649)	26,549
Foreign	(51,109)	(18,259)	(35,148)

Total deferred	(88,194)	(117,908)	(8,599)

Total provision for income taxes	$459,339	$336,333	$285,531

The reconciliation between our effective income tax rate and the U.S. federal statutory rate were as follows for the years ended December 31:

	2013	%	2012	%	2011	%
Tax expense, at U.S. federal statutory rate	$590,771	35.0	$485,659	35.0	$409,202	35.0
State and local income taxes, net of federal benefit	33,147	2.0	24,032	1.7	20,373	1.7
Non-taxable income for Indian tax purposes	(146,326)	(8.7)	(151,789)	(10.9)	(125,708)	(10.8)
Rate differential on foreign earnings	(24,606)	(1.5)	(22,126)	(1.6)	(26,030)	(2.2)
Other	6,353	0.4	557	0.0	7,694	0.7

Total provision for income taxes	$459,339	27.2	$336,333	24.2	$285,531	24.4

The significant components of deferred income tax assets and liabilities recorded on the consolidated statements of financial position were as follows as of December 31:

	2013	2012
Deferred income tax assets:
Net operating losses	$8,831	$10,911
Revenue recognition	34,368	31,628
Compensation and benefits	132,134	99,110
Stock-based compensation	23,202	26,993
Minimum alternative tax (MAT) and other credits	217,099	178,244
Depreciation and amortization	4,720	—
Other accrued expenses	70,193	61,095
Other	10,170	1,321

	500,717	409,302
Less valuation allowance	(5,659)	(6,288)

Deferred income tax assets, net	495,058	403,014

Deferred income tax liabilities:
Undistributed Indian earnings	—	5,601
Depreciation and amortization	—	832
Intangible assets	38,653	19,094

Deferred income tax liabilities	38,653	25,527

Net deferred income tax assets	$456,405	$377,487

At December 31, 2013, we had foreign net operating loss carryforwards of approximately $28,962. We have recorded valuation allowances on certain foreign net operating loss carryforwards. As of December 31, 2013 and 2012, deferred income tax assets related to the minimum alternative tax, or MAT, were approximately $195,000 and $163,000, respectively. The calculation of the MAT includes all profits realized by our Indian subsidiaries and any MAT paid is creditable against future corporate income tax within a 10-year expiration period, subject to limitations. Our existing MAT assets expire between March 2018 and March 2024 and we expect to fully utilize them within the applicable 10-year expiration periods.

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Our Indian operations outside of SEZs are subject to corporate income tax at the rate of 33.99%. In addition, all Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of approximately 20.0%. For the years ended December 31, 2013, 2012, and 2011, the effect of the income tax holidays granted by the Indian government was to reduce the overall income tax provision and increase net income by approximately $146,326, $151,789, and $125,708, respectively, and increase diluted EPS by $0.48, $0.50, and $0.41, respectively.

We pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion outside the United States. Therefore, other than foreign earnings for which we have already accrued U.S. taxes, we do not intend to repatriate our foreign earnings as such earnings are deemed to be indefinitely reinvested outside the United States. As of December 31, 2013, the amount of unrepatriated Indian earnings and total foreign earnings (including unrepatriated Indian earnings) upon which no incremental U.S. taxes have been recorded is approximately $4,357,000 and $4,827,500, respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

Due to the geographical scope of our operations, we are subject to tax examinations in various jurisdictions. Accordingly, we record incremental tax expense, based upon the more-likely-than-not standard, for any uncertain tax positions. In addition, when applicable, we adjust the previously recorded income tax expense to reflect examination results when the position is effectively settled or otherwise resolved. Our ongoing evaluations of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can result in adjustments that increase or decrease our effective income tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain.

Changes in unrecognized income tax benefits were as follows for the years ended December 31:

	2013	2012
Balance, beginning of year	$92,721	$56,526
Additions based on tax positions related to the current year	12,982	37,270
Additions for tax positions of prior years	14,854	7,847
Additions for tax positions of acquired subsidiaries	—	88
Reductions for tax positions due to lapse of statutes of limitations	(4,353)	(8,816)
Reductions for tax positions of prior years	(10,199)	—
Settlements	—	—
Foreign currency exchange movement	(9,395)	(194)

Balance, end of year	$96,610	$92,721

At December 31, 2013, the entire balance of unrecognized income tax benefits would affect our effective income tax rate, if recognized. While the company believes uncertain tax positions may be settled or resolved within the next twelve months, it is difficult to estimate the income tax impact of these potential resolutions at this time. We recognize accrued interest and any penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued interest and penalties at December 31, 2013 and 2012 was approximately $8,725 and $8,209, respectively, and relates to U.S. and foreign tax matters. The amount of interest and penalties expensed in 2013, 2012, and 2011 were immaterial.

We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2010 and onward. The statute of limitations for state audits varies by state. Years still under examination by foreign tax authorities are years 2001 and forward.

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

•	Level 3—Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$694,416	$—	$—	$694,416
Time deposits		128,654		128,654
Commercial paper	—	22,000		22,000

Total cash equivalents	694,416	150,654	—	845,070

Short-term investments:
Time deposits	—	329,783	—	329,783

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	423,051	83,234	—	506,285
Corporate and other debt securities	—	401,800	—	401,800
Asset-backed securities	—	160,267	—	160,267
Municipal debt securities	—	115,196	—	115,196
Mutual funds	—	21,136	—	21,136

Total available-for-sale investment securities	423,051	781,633	—	1,204,684

Total short-term investments	423,051	1,111,416	—	1,534,467

Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	11,105	—	11,105
Accrued expenses and other current liabilities	—	(191,584)	—	(191,584)
Other noncurrent liabilities	—	(164,490)	—	(164,490)

Total	$1,117,467	$917,101	$—	$2,034,568

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$411,512	$—	$—	$411,512
Time deposits	—	300,770	—	300,770
Commercial paper	—	7,918	—	7,918

Total cash equivalents	411,512	308,688	—	720,200

Short-term investments:
Time deposits	—	282,335	—	282,335

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	392,067	159,169	—	551,236
Corporate and other debt securities	—	294,556	—	294,556
Asset-backed securities	—	97,112	—	97,112
Municipal debt securities	—	47,292	—	47,292
Mutual funds	—	21,150	—	21,150

Total available-for-sale investment securities	392,067	619,279	—	1,011,346

Total short-term investments	392,067	901,614	—	1,293,681

Derivative financial instruments – foreign exchange forward contracts:
Other current assets	—	1,344	—	1,344
Accrued expenses and other current liabilities	—	(130,923)	—	(130,923)
Other noncurrent assets	—	3,436	—	3,436
Other noncurrent liabilities	—	(175,628)	—	(175,628)

Total	$803,579	$908,531	$—	$1,712,110

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

During the year ended December 31, 2013, 2012 and 2011, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 11 — Derivative Financial Instruments

In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. Derivatives may give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to our foreign exchange forward contracts set forth in the below table are subject to International Swaps and Derivatives Association, or ISDA, master netting arrangements or other similar agreements with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to our foreign exchange forward contracts on a gross basis, with no offsets, in our accompanying consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to our foreign exchange forward contracts.

The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statement of financial position as of:

		December 31, 2013		December 31, 2012
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	$—	$1,230	$—
	Other noncurrent assets	—	—	3,436	—
	Accrued expenses and other current liabilities	—	190,386	—	125,633
	Other noncurrent liabilities	—	164,490	—	175,628

	Total	—	354,876	4,666	301,261

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	11,105	—	114	—
	Accrued expenses and other current liabilities	—	1,198	—	5,290

	Total	11,105	1,198	114	5,290

Total		$11,105	$356,074	$4,780	$306,551

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2014, 2015 and 2016. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of December 31, 2013, we estimate that $160,942, net of tax, of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	December 31, 2013	December 31, 2012
2013	$—	$1,253,000
2014	1,200,000	1,200,000
2015	900,000	780,000
2016	240,000	120,000

Total notional value of contracts outstanding	$2,340,000	$3,353,000

Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(299,993)	$(252,810)

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the year ended December 31:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2013	2012		2013	2012
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(221,275)	$(7,065)	Cost of revenues	$(135,044)	$(79,335)

			Selling, general and administrative expenses	(27,950)	(16,775)

			Total	$(162,994)	$(96,110)

The activity related to the change in net unrealized (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 7.

Other Derivatives

We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts to purchase U.S. dollars and sell Indian rupees, Euros and British pounds. Contracts outstanding as of December 31, 2013 are schedule to mature in 2014. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other, net in our consolidated statements of operations.

Additional information related to our outstanding contracts is as follows as of:

	December 31, 2013		December 31, 2012
	Notional	Market Value	Notional	Market Value
Contracts to purchase U.S. dollars and sell:
Indian rupees	$171,802	$11,105	$178,571	$(5,290)
Euros	55,500	(412)	30,000	114
British pounds	52,000	(786)	—

Total	$279,302	$9,907	$208,571	$(5,176)

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the years ended December 31, 2013 and 2012:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2013	2012
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other, net	$14,084	$(8,270)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 12 — Stock-Based Compensation Plans

On June 5, 2009, our stockholders approved the adoption of the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan (the “2009 Incentive Plan”), under which 24,000,000 shares of our Class A common stock were reserved for issuance. The 2009 Incentive Plan is the successor plan to our Amended and Restated 1999 Incentive Compensation Plan which terminated on April 13, 2009 in accordance with its terms (the “1999 Incentive Plan”), our Amended and Restated Non-Employee Directors’ Stock Option Plan (the “Director Plan”) and our Amended and Restated Key Employees’ Stock Option Plan (the “Key Employee Plan”) which terminated in July 2009 (collectively, the “Predecessor Plans”). The 2009 Incentive Plan will not affect any options or stock issuances outstanding under the Predecessor Plans. No further awards will be made under the Predecessor Plans. As of December 31, 2013, we have 11,635,263 shares available for grant under the 2009 Incentive Plan.

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

We granted performance stock units that vest over periods ranging from one to three years to employees, including executive officers. The vesting of performance stock units is contingent on both meeting revenue performance targets and continued service. Stock-based compensation costs for performance stock units that vest proportionally are recognized on a graded-vesting basis over the vesting period based on the most probable outcome of the performance conditions. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in 2013, provides for the issuance of up to 14,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis. As of December 31, 2013, we had 6,080,870 shares available for future grants and issuances under the Purchase Plan.

The allocation of total stock-based compensation expense between cost of revenues and selling, general and administrative expenses as well as the related income tax benefit were as follows for the three years ended December 31:

	2013	2012	2011
Cost of revenues	$19,107	$16,773	$15,257
Selling, general and administrative expenses	99,693	90,582	74,975

Total stock-based compensation expense	$118,800	$107,355	$90,232

Income tax benefit	$29,387	$26,206	$21,510

We estimate the fair value of each stock option granted using the Black-Scholes option-pricing model. For the years ended December 31, 2013, 2012 and 2011, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We have not paid any dividends. Forfeiture assumptions used in amortizing stock-based compensation expense are based on an analysis of historical data.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant during the years ended December 31, 2013, 2012, and 2011 based upon the following assumptions and were as follows:

	2013	2012	2011
Dividend yield	0%	0%	0%
Weighted average volatility factor:
Stock options	33.47%	36.71%	31.87%
Purchase Plan	29.17%	32.31%	34.66%
Weighted average expected life (in years):
Stock options	3.82	3.69	3.54
Purchase Plan	0.25	0.25	0.25
Weighted average risk-free interest rate:
Stock options	0.73%	0.43%	1.06%
Purchase Plan	0.05%	0.06%	0.05%
Weighted average grant date fair value:
Stock options	$17.30	$16.77	$18.85
Purchase Plan	$11.74	$11.13	$12.21

During the year ended December 31, 2013, we issued 879,548 shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $10,323.

A summary of the activity for stock options granted under our stock-based compensation plans as of December 31, 2013 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Interinsic Value (in thousands)
Outstanding at January 1, 2013	5,801,346	$29.52
Granted	52,020	64.82
Exercised	(2,409,290)	25.54
Cancelled	—	—
Expired	(8,215)	22.56

Outstanding at December 31, 2013	3,435,861	$32.86	3.08	$234,065

Vested and expected to vest at December 31, 2013	3,426,185	$32.77	3.06	$233,696

Exercisable at December 31, 2013	3,338,841	$32.00	2.99	$230,324

As of December 31, 2013, $902 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of one year. The total intrinsic value of options exercised was $137,446, $256,623, and $136,182 for the years ended December 31, 2013, 2012, and 2011, respectively.

The fair value of performance stock units and restricted stock units is determined based on the number of stock units granted and the quoted price of our stock at date of grant.

A summary of the activity for performance stock units granted under our stock-based compensation plans as of December 31, 2013 and changes during the year then ended is presented below. The presentation reflects the number of performance stock units at the maximum performance milestones.

	Number of Units	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2013	1,771,294	$66.84
Granted	818,846	93.84
Vested	(578,559)	67.35
Forfeited	(73,040)	67.42
Reduction due to the achievement of lower than maximum performance milestones	(64,730)	66.69

Unvested at December 31, 2013	1,873,811	$78.46

As of December 31, 2013, $70,489 of total remaining unrecognized stock-based compensation cost related to performance stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.11 years.

A summary of the activity for restricted stock units granted under our stock-based compensation plans as of December 31, 2013 and changes during the year then ended is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2013	1,784,735	$69.39
Granted	1,079,962	84.11
Vested	(945,020)	70.18
Forfeited	(121,273)	69.62

Unvested at December 31, 2013	1,798,404	$77.80

As of December 31, 2013, $117,925 of total remaining unrecognized stock-based compensation cost related to restricted stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.08 years.

Note 13 — Commitments and Contingencies

We lease office space and equipment under operating leases, which expire at various dates through the year 2024. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments on our operating leases as of December 31, 2013 are as follows:

2014	$135,745
2015	119,396
2016	96,772
2017	78,564
2018	55,426
Thereafter	187,434

Total minimum lease payments	$673,337

Rental expense totaled $166,206, $147,576, and $122,035 years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013, we had outstanding fixed capital commitments of approximately $63,260 related to our India real estate development program to build new company-owned state-of-the-art IT development and delivery centers.

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

Note 14 — Segment Information

Our reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industries each of which, individually, represents less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes our information, media and entertainment services, communications and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	2013	2012	2011
Revenues:
Financial Services	$3,717,573	$3,035,447	$2,518,422
Healthcare	2,264,826	1,934,898	1,622,157
Manufacturing/Retail/Logistics	1,868,305	1,498,668	1,197,472
Other	992,485	877,459	783,105

Total revenue	$8,843,189	$7,346,472	$6,121,156

Segment Operating Profit:
Financial Services	$1,212,099	$998,339	$872,267
Healthcare	829,916	724,454	625,052
Manufacturing/Retail/Logistics	630,250	527,970	440,416
Other	318,357	288,052	254,145

Total segment operating profit	2,990,622	2,538,815	2,191,880
Less: unallocated costs(1)	1,312,712	1,177,319	1,055,412

Income from operations	$1,677,910	$1,361,496	$1,136,468

(1)	Includes $118,800, $107,355 and $90,232 of stock-based compensation expense for the years ended 2013, 2012 and 2011, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, were as follows:

	2013	2012	2011
Revenues:(1)
North America(2)	$6,860,067	$5,836,258	$4,802,958
Europe(3)	1,579,205	1,195,490	1,097,475
Rest of World(4)	403,917	314,724	220,723

Total	$8,843,189	$7,346,472	$6,121,156

	2013	2012	2011
Long-lived Assets:(5)
North America(2)	$48,352	$52,149	$27,387
Europe	22,707	8,696	5,232
Rest of World(4)(6)	1,010,105	910,641	725,415

Total	$1,081,164	$971,486	$758,034

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $942,579, $764,936 and $698,853 for the years ended 2013, 2012, and 2011, respectively.
(4)	Includes our operations in Asia Pacific, the Middle East and Latin America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 15 — Subsequent Event

Class A Common Stock Split.

On February 4, 2014, our Board of Directors declared a two-for-one stock split of the company's Class A common stock in the form of a 100% stock dividend. The record date for the two-for-one stock split is the close of business on February 21, 2014, and share distribution will occur on or about March 7, 2014. As a result of the stock split, stockholders will receive one additional share of Class A common stock, par value $0.01, for each share they hold as of the record date.

All numbers of shares outstanding and per share amounts in the consolidated financial statements and notes to the consolidated financial statements are presented on a pre-split basis. Subsequent to the effective date of the stock split, all historical numbers of shares outstanding and per share data amounts presented in future financial statements will be retroactively adjusted.

Pro-forma unaudited earnings per share are as follows, giving retroactive effect to the stock split:

(in thousands, except per share data)	Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	Basic			Diluted
Net income	$1,228,578	$1,051,263	$883,618	$1,228,578	$1,051,263	$883,618
Weighted average number of common shares outstanding, as reported	302,007	301,291	303,277	304,831	305,861	310,351
Weighted average number of common shares outstanding, pro-forma	604,015	602,582	606,553	609,662	611,722	620,702
Earnings per share, as reported	$4.07	$3.49	$2.91	$4.03	$3.44	$2.85
Earnings per share, pro-forma	$2.03	$1.74	$1.46	$2.02	$1.72	$1.42

Pro-forma unaudited quarterly earnings per share for the year ended December 31, 2013 are presented in Note 16.

In addition, the pro-forma unaudited impact on the consolidated statement of financial position as a result of the stock split is an increase of $3,039 to Class A common stock and an offsetting reduction in additional paid-in capital.

Note 16 — Quarterly Financial Data (Unaudited)

Summarized quarterly results for the two years ended December 31, 2013 are as follows:

	Three Months Ended
2013	March 31	June 30	September 30	December 31	Full Year
Revenues	$2,020,738	$2,161,240	$2,305,723	$2,355,488	$8,843,189
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,199,965	1,272,013	1,382,336	1,411,155	5,265,469
Selling, general and administrative expenses	413,204	420,526	443,376	450,503	1,727,609
Depreciation and amortization expense	41,662	41,898	42,652	45,989	172,201
Income from operations	365,907	426,803	437,359	447,841	1,677,910
Net income	284,209	300,410	319,627	324,332	1,228,578
Basic EPS	$0.94	$1.00	$1.06	$1.07	$4.07
Diluted EPS	$0.93	$0.99	$1.05	$1.06	$4.03

	Three Months Ended
2012	March 31	June 30	September 30	December 31	Full Year
Revenues	$1,711,349	$1,795,220	$1,891,688	$1,948,215	$7,346,472
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	984,520	1,030,889	1,111,898	1,150,934	4,278,241
Selling, general and administrative expenses	374,178	396,771	384,951	401,746	1,557,646
Depreciation and amortization expense	34,752	35,602	39,453	39,282	149,089
Income from operations	317,899	331,958	355,386	356,253	1,361,496
Net income	243,651	251,932	276,901	278,779	1,051,263
Basic EPS	$0.80	$0.83	$0.93	$0.93	$3.49
Diluted EPS	$0.79	$0.82	$0.91	$0.92	$3.44

Pro-forma unaudited quarterly earnings per share for the year ended December 31, 2013, giving retroactive effect to the upcoming stock split described in Note 15, are as follows:

(in thousands, except per share data)

	Three Months Ended
2013	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	Basic				Diluted
Net income	$284,209	$300,410	$319,627	$324,332	$284,209	$300,410	$319,627	$324,332
Weighted average number of common shares outstanding, as reported	301,854	301,670	301,632	302,873	305,176	304,446	304,275	305,428
Weighted average number of common shares outstanding, pro-forma	603,708	603,340	603,265	605,746	610,353	608,892	608,549	610,856
Earnings per share, as reported	$0.94	$1.00	$1.06	$1.07	$0.93	$0.99	$1.05	$1.06
Earnings per share, pro-forma	$0.47	$0.50	$0.53	$0.54	$0.47	$0.49	$0.53	$0.53

Cognizant Technology Solutions Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012, and 2011

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions /Other	Balance at End of Period
Trade accounts receivable allowance for doubtful accounts:
2013	$25,816	$3,571	$—	$2,563	$26,824
2012	$24,658	$5,051	$—	$3,893	$25,816
2011	$20,991	$4,516	$—	$849	$24,658
Warranty accrual:
2013	$14,840	$20,327	$—	$17,468	$17,699
2012	$12,291	$17,063	$—	$14,514	$14,840
2011	$9,094	$14,078	$—	$10,881	$12,291
Valuation allowance—deferred income tax assets:
2013	$6,288	$3,974	$—	$4,603	$5,659
2012	$10,365	$1,399	$—	$5,476	$6,288
2011	$10,684	$470	$—	$789	$10,365