Form 10-Q
period 2014-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2014-05-08
CIK 1058290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 1, 2014:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	608,453,905

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues	$2,422,348	$2,020,738
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,432,444	1,199,965
Selling, general and administrative expenses	485,395	413,204
Depreciation and amortization expense	44,473	41,662

Income from operations	460,036	365,907

Other income (expense), net:
Interest income	13,505	13,247
Foreign currency exchange gains (losses), net	(1,217)	(3,751)
Other, net	864	1,780

Total other income (expense), net	13,152	11,276

Income before provision for income taxes	473,188	377,183
Provision for income taxes	124,310	92,974

Net income	$348,878	$284,209

Basic earnings per share	$0.57	$0.47

Diluted earnings per share	$0.57	$0.47

Weighted average number of common shares outstanding - Basic	607,730	603,708
Dilutive effect of shares issuable under stock-based compensation plans	5,167	6,645

Weighted average number of common shares outstanding - Diluted	612,897	610,353

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$348,878	$284,209

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,472	(19,588)
Change in unrealized losses on cash flow hedges, net of taxes	107,050	51,150
Change in unrealized gains and losses on available-for-sale securities, net of taxes	452	(310)

Other comprehensive income (loss)	108,974	31,252

Comprehensive income	$457,852	$315,461

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

(in thousands, except par values)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,935,991	$2,213,006
Short-term investments	1,928,993	1,534,467
Trade accounts receivable, net of allowances of $28,475 and $26,824, respectively	1,703,605	1,648,785
Unbilled accounts receivable	267,349	226,487
Deferred income tax assets, net	200,430	256,230
Other current assets	254,372	268,907

Total current assets	6,290,740	6,147,882
Property and equipment, net of accumulated depreciation of $740,021 and $719,336 respectively	1,090,885	1,081,164
Goodwill	445,182	444,236
Intangible assets, net	124,735	131,274
Deferred income tax assets, net	140,568	147,149
Other noncurrent assets	187,189	183,013

Total assets	$8,279,299	$8,134,718

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,374	$113,394
Deferred revenue	166,504	182,893
Accrued expenses and other current liabilities	1,159,988	1,478,221

Total current liabilities	1,502,866	1,774,508
Deferred income tax liabilities, net	20,275	21,170
Other noncurrent liabilities	133,201	203,249

Total liabilities	1,656,342	1,998,927

Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized, 608,445 and 607,729 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	6,084	6,077
Additional paid-in capital	572,913	543,606
Retained earnings	6,211,245	5,862,367
Accumulated other comprehensive income (loss)	(167,285)	(276,259)

Total stockholders’ equity	6,622,957	6,135,791

Total liabilities and stockholders’ equity	$8,279,299	$8,134,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$348,878	$284,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,680	43,601
Provision for doubtful accounts	1,655	1,729
Deferred income taxes	36,270	23,030
Stock-based compensation expense	35,817	29,093
Excess tax benefits on stock-based compensation plans	(5,853)	(7,490)
Other	(9,835)	1,656
Changes in assets and liabilities:
Trade accounts receivable	(52,662)	(149,421)
Other current assets	(24,419)	(9,020)
Other noncurrent assets	(3,308)	(20,562)
Accounts payable	65,624	16,269
Other current and noncurrent liabilities	(281,527)	(139,626)

Net cash provided by operating activities	157,320	73,468

Cash flows from investing activities:
Purchases of property and equipment	(43,256)	(72,185)
Purchases of investments	(779,269)	(348,692)
Proceeds from maturity or sale of investments	390,506	374,279
Business combinations, net of cash acquired	(1,635)	(139,276)

Net cash (used in) investing activities	(433,654)	(185,874)

Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	26,677	31,996
Excess tax benefits on stock-based compensation plans	5,853	7,490
Repurchases of common stock	(39,103)	(22,554)

Net cash (used in) provided by financing activities	(6,573)	16,932

Effect of exchange rate changes on cash and cash equivalents	5,892	257

(Decrease) in cash and cash equivalents	(277,015)	(95,217)
Cash and cash equivalents, beginning of year	2,213,006	1,570,077

Cash and cash equivalents, end of period	$1,935,991	$1,474,860

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollar amounts in thousands)

Note 1 — Interim Condensed Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “company” refer to Cognizant Technology Solutions Corporation unless the context indicates otherwise. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2013. In our opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

During the three months ended March 31, 2014, we repurchased 600,000 shares of our Class A common stock for $29,335, inclusive of fees and expenses, under our existing stock repurchase program approved by our Board of Directors. As of March 31, 2014, the remaining available balance under the Board authorization was $472,778. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby company shares were tendered by employees for payment of applicable statutory tax withholdings. During the first quarter of 2014, such repurchases totaled 194,542 shares at an aggregate cost of $9,768.

Stock Split

On February 4, 2014, the company’s Board of Directors declared a two-for-one stock split of our Class A common stock in the form of a 100% stock dividend, which was paid on March 7, 2014 to stockholders of record as of February 21, 2014. The stock split has been reflected in the accompanying condensed consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information, except par values, have been retroactively adjusted to reflect the stock split as if it occurred at the beginning of the earliest period presented. Stockholders’ equity accounts have been retroactively adjusted to reflect a reclassification of an amount equal to the par value of the increase in issued shares of Class A common stock from the additional paid-in-capital account to the Class A common stock account.

Recently Adopted Accounting Pronouncements.

In July 2013, the Financial Accounting Standard Board issued new guidance which requires the netting of any unrecognized tax benefits against all available same-jurisdiction deferred income tax carryforward assets that would apply if the uncertain tax positions were settled. We adopted this standard on January 1, 2014. As of March 31, 2014, we netted an unrecognized tax benefit of $79,560 against same-jurisdiction non-current deferred income tax assets. In our December 31, 2013 condensed consolidated statement of financial position, we reclassified $74,196 from other non-current liabilities to non-current deferred income tax assets, net to conform to current period’s presentation. The adoption of this standard had no effect on our condensed consolidated results of operations or stockholder’s equity.

Note 2 — Short-term Investments

Our short-term investments were as follows:

	March 31, 2014	December 31, 2013
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$521,854	$506,285
Corporate and other debt securities	330,199	301,841
Certificates of deposit and commercial paper	494,832	99,959
Asset-backed securities	153,399	160,267
Municipal debt securities	123,316	115,196
Mutual funds	21,343	21,136

Total available-for-sale investment securities	1,644,943	1,204,684
Time deposits	284,050	329,783

Total short-term investments	$1,928,993	$1,534,467

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, mutual funds invested in fixed income securities, and asset-backed securities, including Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of March 31, 2014 and December 31, 2013.

Available-for-Sale Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at March 31, 2014 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency debt securities	$521,619	$622	$(387)	$521,854
Corporate and other debt securities	329,194	1,161	(156)	330,199
Certificates of deposit and commercial paper	494,463	382	(13)	494,832
Asset-backed securities	153,426	214	(241)	153,399
Municipal debt securities	122,986	391	(61)	123,316
Mutual funds	22,990	222	(1,869)	21,343

Total available-for-sale investment securities	$1,644,678	$2,992	$(2,727)	$1,644,943

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2013 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and agency debt securities	$506,094	$544	$(353)	$506,285
Corporate and other debt securities	300,994	1,090	(243)	301,841
Certificates of deposit and commercial paper	99,897	62	—	99,959
Asset-backed securities	160,559	99	(391)	160,267
Municipal debt securities	114,888	348	(40)	115,196
Mutual funds	22,705	280	(1,849)	21,136

Total available-for-sale investment securities	$1,205,137	$2,423	$(2,876)	$1,204,684

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of March 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency debt securities	$160,033	$(387)	$—	$—	$160,033	$(387)
Corporate and other debt securities	101,217	(156)	—	—	101,217	(156)
Certificates of deposit and commercial paper	34,989	(13)	—	—	34,989	(13)
Asset-backed securities	44,171	(192)	8,185	(49)	52,356	(241)
Municipal debt securities	26,306	(59)	806	(2)	27,112	(61)
Mutual funds	—	—	20,343	(1,869)	20,343	(1,869)

Total	$366,716	$(807)	$29,334	$(1,920)	$396,050	$(2,727)

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and agency debt securities	$221,548	$(353)	$—	$—	$221,548	$(353)
Corporate and other debt securities	106,485	(243)	—	—	106,485	(243)
Asset-backed securities	84,051	(333)	5,048	(58)	89,099	(391)
Municipal debt securities	10,702	(34)	1,019	(6)	11,721	(40)
Mutual funds	—	—	20,183	(1,849)	20,183	(1,849)

Total	$422,786	$(963)	$26,250	$(1,913)	$449,036	$(2,876)

The unrealized losses for the above securities as of March 31, 2014 and December 31, 2013 are primarily attributable to changes in interest rates. As of March 31, 2014, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of our fixed income available-for-sale investment securities as of March 31, 2014 are set forth in the following table:

	Amortized	Fair
	Cost	Value
Due within one year	$650,086	$650,745
Due after one year up to two years	292,940	293,687
Due after two years up to three years	481,426	481,826
Due after three years up to four years	43,810	43,943
Asset-backed securities	153,426	153,399

Fixed income available-for-sale investment securities	$1,621,688	$1,623,600

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended
	March 31,
	2014	2013
Proceeds from sales of available-for-sale investment securities	$179,035	$161,704

Gross gains	$383	$319
Gross losses	(30)	(5)

Net realized gains on sales of available-for-sale investment securities	$353	$314

Note 3 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2014	December 31, 2013
Compensation and benefits	$606,404	$894,986
Income taxes	31,238	24,312
Professional fees	52,439	45,453
Travel and entertainment	28,495	29,645
Customer volume incentives	164,280	170,669
Derivative financial instruments	138,717	191,584
Other	138,415	121,572

Total accrued expenses and other current liabilities	$1,159,988	$1,478,221

Note 4 — Income Taxes

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Our Indian operations outside of SEZs are subject to corporate income tax at the current rate of 33.99%. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the current rate of approximately 20.9%, including surcharges. Any MAT paid is creditable against future Indian corporate income tax, subject to limitations.

Our effective income tax rates were as follows:

	Three Months Ended
	March 31,
	2014	2013
Effective income tax rate	26.3%	24.6%

For the 2014 and 2013 periods, the principal difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States. In 2014, our effective income tax rate increased primarily due to changes in the geographic mix of our estimated current year earnings towards countries with higher statutory rates, and a scheduled reduction of certain income tax holiday benefits in India in 2014.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$772,010	$—	$—	$772,010
Time deposits	—	166,759	—	166,759
Commercial paper and certificates of deposit	—	64,899	—	64,899

Total cash equivalents	772,010	231,658	—	1,003,668

Short-term investments:
Time deposits	—	284,050	—	284,050

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	433,789	88,065	—	521,854
Corporate and other debt securities	—	330,199	—	330,199
Certificates of deposit and commercial paper	—	494,832	—	494,832
Asset-backed securities	—	153,399	—	153,399
Municipal debt securities	—	123,316	—	123,316
Mutual funds		21,343	—	21,343

Total available-for-sale investment securities	433,789	1,211,154	—	1,644,943

Total short-term investments	433,789	1,495,204	—	1,928,993

Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	4,552	—	4,552
Accrued expenses and other current liabilities	—	(138,717)	—	(138,717)
Other noncurrent assets	—	34	—	34
Other noncurrent liabilities	—	(91,859)	—	(91,859)

Total	$1,205,799	$1,500,872	$—	$2,706,671

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$694,416	$—	$—	$694,416
Time deposits	—	128,654	—	128,654
Commercial paper	—	22,000	—	22,000

Total cash equivalents	694,416	150,654	—	845,070

Short-term investments:
Time deposits	—	329,783	—	329,783

Available-for-sale investment securities:
U.S. Treasury and agency debt securities	423,051	83,234	—	506,285
Corporate and other debt securities	—	301,841	—	301,841
Certificates of deposit and commercial paper	—	99,959	—	99,959
Asset-backed securities	—	160,267	—	160,267
Municipal debt securities	—	115,196	—	115,196
Mutual funds	—	21,136	—	21,136

Total available-for-sale investment securities	423,051	781,633	—	1,204,684

Total short-term investments	423,051	1,111,416	—	1,534,467

Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	11,105	—	11,105
Accrued expenses and other current liabilities	—	(191,584)	—	(191,584)
Other noncurrent liabilities	—	(164,490)	—	(164,490)

Total	$1,117,467	$917,101	$—	$2,034,568

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

During the three months ended March 31, 2014 and the year ended December 31, 2013, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

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

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statement of financial position as of:

		March 31, 2014		December 31, 2013
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$135	$—	$—	$—
	Other noncurrent assets	34	—	—	—
	Accrued expenses and other current liabilities	—	136,552	—	190,386
	Other noncurrent liabilities	—	91,859	—	164,490

	Total	169	228,411	—	354,876

Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	4,417	—	11,105	—
	Accrued expenses and other current liabilities	—	2,165	—	1,198

	Total	4,417	2,165	11,105	1,198

Total		$4,586	$230,576	$11,105	$356,074

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2014, 2015, and 2016. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of March 31, 2014, we estimate that $115,319, net of tax, of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	March 31, 2014	December 31, 2013
2014	$900,000	$1,200,000
2015	900,000	900,000
2016	240,000	240,000

Total notional value of contracts outstanding	$2,040,000	$2,340,000

Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(192,943)	$(299,993)

Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the three months ended March 31:

	(Increase) Decrease in		Location of Net Derivative
	Derivative		(Losses) Reclassified	Net (Loss) Reclassified
	Losses Recognized		from Accumulated Other	from Accumulated Other
	in Accumulated Other		Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Comprehensive Income (Loss)		into Income	into Income
	(effective portion)		(effective portion)	(effective portion)
	2014	2013		2014	2013
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$86,286	$38,598	Cost of revenues	$(33,535)	$(17,552)

			Selling, general and administrative expenses	(6,813)	(3,792)

			Total	$(40,348)	$(21,344)

The activity related to the change in net unrealized (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 8.

Other Derivatives

We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts to purchase U.S. dollars and sell Indian rupees, Euros and British pounds. Contracts outstanding as of March 31, 2014 are scheduled to mature in 2014. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption “Foreign currency exchange gains (losses), net” in our condensed consolidated statements of operations.

Additional information related to our outstanding contracts is as follows:

	March 31, 2014		December 31, 2013
	Notional	Market Value	Notional	Market Value
Contracts to purchase U.S. dollars and sell:
Indian rupees	$171,802	$2,522	$171,802	$11,105
Euros	38,500	22	55,500	(412)
British pounds	31,000	(292)	52,000	(786)

Total	$241,302	$2,252	$279,302	$9,907

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three months ended March 31, 2014 and 2013:

	Location of Net Gains (Losses)
	on	Amount of Net Gains (Losses)
	Derivative Instruments	on Derivative Instruments
		2014	2013
Other Derivatives – Not designated as hedging instruments	Foreign currency exchange gains (losses), net
Foreign exchange forward contracts:		$(8,350)	$(2,326)

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 7 — Commitments and Contingencies

As of March 31, 2014, we had outstanding fixed capital commitments of approximately $47,678 related to our India development center expansion program to build new state-of-the-art IT development and delivery centers.

We are involved in various claims and legal actions arising in the ordinary course of business. We accrue a liability when a loss is considered probable and the amount can be reasonably estimated. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, if decided adversely, is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s systems or our failure to meet our contractual obligations to our clients, including any breach involving a customer’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will cover all types of claims, continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Note 8 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2014:

	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount
Foreign currency translation adjustments:
Beginning balance	$24,033	$—	$24,033
Change in foreign currency translation adjustments	1,472	—	1,472

Ending balance	$25,505	$—	$25,505

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(453)	$154	$(299)

Net unrealized gains arising during the period	1,073	(397)	676
Reclassification of net (gains) to Other, net	(355)	131	(224)

Net change	718	(266)	452

Ending balance	$265	$(112)	$153

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(354,876)	$54,883	$(299,993)

Unrealized gains arising during the period	86,286	(13,345)	72,941
Reclassifications of losses to:
Cost of revenues	33,535	(5,186)	28,349
Selling, general and administrative expenses	6,813	(1,053)	5,760

Net change	126,634	(19,584)	107,050

Ending balance	$(228,242)	$35,299	$(192,943)

Accumulated other comprehensive income (loss):
Beginning balance	$(331,296)	$55,037	$(276,259)
Other comprehensive income (loss)	128,824	(19,850)	108,974

Ending balance	$(202,472)	$35,187	$(167,285)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2013:

	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount
Foreign currency translation adjustments:
Beginning balance	$11,572	$—	$11,572
Change in foreign currency translation adjustments	(19,588)	—	(19,588)

Ending balance	$(8,016)	$—	$(8,016)

Unrealized gains on available-for-sale investment securities:
Beginning balance	$2,440	$(885)	$1,555

Net unrealized (losses) arising during the period	(200)	78	(122)
Reclassification of net (gains) to Other, net	(305)	117	(188)

Net change	(505)	195	(310)

Ending balance	$1,935	$(690)	$1,245

Unrealized (losses) on cash flow hedges:
Beginning balance	$(296,595)	$43,785	$(252,810)

Unrealized gains arising during the period	38,665	(5,766)	32,899
Reclassifications of losses to:
Cost of revenues	17,552	(2,546)	15,006
Selling, general and administrative expenses	3,792	(547)	3,245

Net change	60,009	(8,859)	51,150

Ending balance	$(236,586)	$34,926	$(201,660)

Accumulated other comprehensive income (loss):
Beginning balance	$(282,583)	$42,900	$(239,683)
Other comprehensive income (loss)	39,916	(8,664)	31,252

Ending balance	$(242,667)	$34,236	$(208,431)

Note 9 — Segment Information

Our reportable segments are: Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services; Healthcare, which includes healthcare providers and payers as well as life sciences customers; Manufacturing/Retail/Logistics, which includes consumer goods, manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and Other, which is an aggregation of industry segments each of which, individually, represents less than 10% of consolidated revenues and segment operating profit. The Other reportable segment includes our information, media and entertainment services, communications and high technology operating segments. Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve.

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Financial Services	$1,023,704	$855,341
Healthcare	615,916	510,019
Manufacturing/Retail/Logistics	511,931	425,846
Other	270,797	229,532

Total revenue	$2,422,348	$2,020,738

Segment Operating Profit:
Financial Services	$347,929	$265,234
Healthcare	214,269	177,074
Manufacturing/Retail/Logistics	181,681	131,026
Other	89,667	71,060

Total segment operating profit	833,546	644,394
Less: unallocated costs(1)	373,510	278,487

Income from operations	$460,036	$365,907

(1)	Includes $35,817 and $29,093 of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively.

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended
	March 31,
	2014	2013
Revenues: (1)
North America(2)	$1,836,231	$1,582,191
Europe(3)	470,145	348,256
Rest of World(4)	115,972	90,291

Total	$2,422,348	$2,020,738

	As of
	March 31,	December 31,
	2014	2013
Long-lived Assets: (5)
North America(2)	$47,603	$48,352
Europe	23,504	22,707
Rest of World(4)(6)	1,019,778	1,010,105

Total	$1,090,885	$1,081,164

(1)	Revenues are attributed to regions based upon customer location.
(2)	Substantially all relates to operations in the United States.
(3)	Includes revenue from operations in the United Kingdom of $277,526 and $216,408 for the three months ended March 31, 2014 and 2013, respectively.
(4)	Includes our operations in Asia Pacific, the Middle East and Latin America.
(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.
(6)	Substantially all of these long-lived assets relate to our operations in India.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the three months ended March 31, 2014, our revenue increased to $2,422.3 million compared to $2,020.7 million for the three months ended March 31, 2013. Net income increased to $348.9 million or $0.57 per diluted share, compared to net income of $284.2 million or $0.47 per diluted share. On a non-GAAP basis our diluted earnings per share increased to $0.621 compared to $0.511 for the three months ended March 31, 2013.

The key drivers of our revenue growth during the three months ended March 31, 2014 were as follows:

•	Strong performance across all of our business segments with revenue growth ranging from 18.0% to 20.8%;

•

Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets where we experienced revenue growth of 35.0% and 28.4%, respectively, as compared to the quarter ended March 31, 2013. Our European revenue growth benefited from our acquisitions of six C1 group companies and Equinox in 2013;

•	Sustained strength in the North American market where revenues grew 16.1%, as compared to the quarter ended March 31, 2013;

•	Increased customer spending on discretionary projects;

•

Expansion of our service offerings, including Consulting, IT IS, and BPS services, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	Increased penetration at existing customers, including strategic clients; and

•	Continued expansion of the market for global delivery of IT services and BPS.

We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, EIM, application testing, application maintenance, IT IS, and BPS. In addition, we are seeing an increased customer interest in our social, mobile, analytics and cloud-based services. We finished the first quarter with approximately 1,223 active clients, compared to approximately 1,000 active clients as of March 31, 2013, and increased the number of strategic clients by 7 during the quarter, bringing the total number of our strategic clients to 250. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.

Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and BPS. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that export revenues from India’s IT software and services and BPS sectors are expected to grow approximately 13% to 15% for NASSCOM’s fiscal year ending March 31, 2015. For the fiscal year ended 2014, the industry recorded export revenue growth of 13%, the mid-point of NASSCOM’s growth projection.

1	Non-GAAP diluted earnings per share is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Our operating margin increased to approximately 19.0% for the quarter ended March 31, 2014 compared to 18.1% for the quarter ended March 31, 2013. Our non-GAAP operating margin for the quarter ended March 31, 2014 was approximately 20.8%2 compared to 19.9%2 for the quarter ended March 31, 2013. The increase in our GAAP and non-GAAP operating margins was due to revenue growth outpacing headcount growth and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges, partially offset by increases in compensation and benefit costs, including incentive-based compensation. Historically, we have invested our profitability above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery as well as recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

We finished the first quarter of 2014 with approximately 178,600 employees, which is an increase of approximately 15,900 as compared to March 31, 2013. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2014. Annualized turnover, including both voluntary and involuntary, was approximately 14.1% for the three months ended March 31, 2014. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.

At March 31, 2014, we had cash, cash equivalents and short-term investments of $3,865.0 million and working capital of $4,787.9 million. Accordingly, we do not anticipate any near-term liquidity issues.

During the remainder of 2014, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

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

Stock Split

On February 4, 2014, the company’s Board of Directors declared a two-for-one stock split of our Class A common stock in the form of a 100% stock dividend, which was paid on March 7, 2014 to stockholders of record as of February 21, 2014. The stock split has been reflected in the accompanying condensed consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information herein, except par values, have been retroactively adjusted to reflect the stock split as if it occurred at the beginning of the earliest period presented.

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

•

Other, which is an aggregation of industry operating segments each of which, individually, represents less than 10.0% of consolidated revenues and segment operating profit. The Other reportable segment includes our information, media and entertainment services, communications, and high technology operating segments.

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

We had approximately 1,223 active clients as of March 31, 2014. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended March 31, 2014 and 2013. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

(Dollars in thousands, except per share amounts)

					Increase
		% of		% of	(Decrease)
	2014	Revenues	2013	Revenues	$	%
Revenues	$2,422,348	100.0	$2,020,738	100.0	$401,610	19.9%
Cost of revenues(1)	1,432,444	59.1	1,199,965	59.4	232,479	19.4%
Selling, general and administrative expenses(1)	485,395	20.0	413,204	20.4	72,191	17.5%
Depreciation and amortization expense	44,473	1.8	41,662	2.1	2,811	6.7%

Income from operations	460,036	19.0	365,907	18.1	94,129	25.7%
Other income (expense), net	13,152		11,276		1,876	16.6%

Income before provision for income taxes	473,188	19.5	377,183	18.7	96,005	25.5%
Provision for income taxes	124,310		92,974		31,336	33.7%

Net income	$348,878	14.4	$284,209	14.1	$64,669	22.8%

Diluted earnings per share	$0.57		$0.47		$0.10

Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$503,793	20.8	$401,654	19.9	$102,139	25.4%
Non-GAAP diluted earnings per share	$0.62		$0.51		$0.11

(1)	Exclusive of depreciation and amortization expense.
(2)	Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 19.9%, or approximately $401.6 million, from approximately $2,020.7 million during the three months ended March 31, 2013 to approximately $2,422.3 million during the three months ended March 31, 2014. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from new customers contributed $91.4 million representing 22.8% of the period over period revenue growth. Our consulting and technology services revenues increased by approximately 23.7% compared to the three months ended March 31, 2013 and represented approximately 51.3% of total revenues for the three months ended March 31, 2014, while our outsourcing services revenue increased by approximately 16.1% and constituted approximately 48.7% of total revenues, for the three months ended March 31, 2014.

We had approximately 1,223 active clients as of March, 31, 2014 as compared to approximately 1,000 active clients as of March 31, 2013. Revenues from our top five customers as a percentage of total revenues were 13.1% and 14.1% for the quarter ended March 31, 2014 and 2013, respectively. Revenues from our top ten customers as a percentage of total revenues were 22.4%, and 24.4% for the quarter ended March 31, 2014 and 2013, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the three months ended March 31:

(Dollars in thousands)

			Increase
	2014	2013	$	%
Financial services	$1,023,704	$855,341	$168,363	19.7
Healthcare	615,916	510,019	105,897	20.8
Manufacturing/Retail/Logistics	511,931	425,846	86,085	20.2
Other	270,797	229,532	41,265	18.0

Total revenue	$2,422,348	$2,020,738	$401,610	19.9

Revenue from our Financial Services segment grew 19.7% or $168.4 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This strength was driven by revenue growth of $115.8 million from our banking customers who continued to benefit from the improving economy. In this segment, revenue from customers added since March 31, 2013 was approximately $27.0 million and represented 16.0% of the period-over-period revenue increase in this segment. Key areas of focus for our Financial Services customers included cost optimization, regulatory and compliance driven initiatives, risk management, and the adoption and integration of SMAC solutions to align with shifts in consumer preferences.

Revenue from our Healthcare segment grew 20.8% or $105.9 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Our healthcare and life sciences customers contributed approximately $94.4 million and $11.5 million, respectively, to the period-over-period revenue increase. Revenue from customers added since March 31, 2013 was approximately $26.2 million and represented 24.7% of the period-over-period revenue increase in this segment. Growth within the segment was driven by work related to Affordable Care Act initiatives in the United States, including extended support for member enrollment and the implementation of direct to consumer programs through mobile platforms. IT spending by some of our life sciences customers has been and may continue to be adversely impacted by the patent cliff affecting some of our pharmaceutical customers.

Revenue from our Manufacturing/Retail/Logistics segment grew 20.2% or $86.1 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. During the first quarter of 2014, growth was stronger among our manufacturing and logistics customers, where revenue increased by approximately $50.6 million as compared to approximately $35.5 million for our retail and hospitality customers. Revenue from customers added since March 31, 2013 was approximately $25.8 million and represented approximately 30.0% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by multichannel commerce implementation and integration efforts, supply chain consulting and implementation initiatives, and increased adoption of SMAC solutions to align with shifts in consumer preferences.

Revenue from our Other segment grew 18.0% or $41.3 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. In the first quarter of 2014, growth within Other was particularly strong among our high technology customers, where revenue increased by approximately $24.8 million due to an increase in discretionary spending, and telecommunication customers, where revenues increased by approximately $15.6 million. Revenue from customers added since March 31, 2013 was approximately $12.5 million and represented 30.3% of the period-over-period revenue increase in this segment.

Revenue - Geographic Locations. Revenues by geographic location were as follows for the three months ended March 31:

(Dollars in thousands)

			Increase
	2014	2013	$	%
North America	$1,836,231	$1,582,191	$254,040	16.1

United Kingdom	277,526	216,408	61,118	28.2
Rest of Europe	192,619	131,848	60,771	46.1

Europe - Total	470,145	348,256	121,889	35.0

Rest of World	115,972	90,291	25,681	28.4

Total Revenue	$2,422,348	$2,020,738	$401,610	19.9

North America continues to be our largest market representing approximately 75.8% of total revenue for the first quarter of 2014 and accounted for $254.0 million of the $401.6 million revenue increase from first quarter of 2013. Revenue from Europe grew 35.0% compared to 2013. The strong revenue growth in Europe was driven by the increasing acceptance of our global delivery model and Europe’s continued economic recovery. We believe the European market is under-penetrated and represents a significant future growth opportunity for us. Revenue growth in Rest of Europe includes the benefit of recent acquisitions of six C1 group companies and Equinox. Revenue growth from Rest of World customers in 2014 was primarily driven by the India, Middle East, and Singapore markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as growth opportunities for the long term.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 19.4% or $232.5 million during the first quarter of 2014 as compared to the first quarter of 2013. The increase was due primarily to an increase in compensation and benefits costs, including incentive-based compensation, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. For the three months ended March 31, 2014, compensation and benefit costs, including incentive-based compensation, increased by approximately $200.2 million as a result of the increase in the number of our technical personnel and higher accrual of individual bonus payouts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 16.5%, or $75.0 million during the first quarter of 2014 as compared to the first quarter of 2013. Selling, general and administrative expenses, including depreciation and amortization, decreased as a percentage of revenue to 21.9% in the first quarter of 2014 as compared to 22.5% in the first quarter of 2013. The decrease as a percentage of revenue was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of losses on our cash flow hedges.

Income from Operations and Operating Margin - Overall. Income from operations increased 25.7%, or approximately $94.1 million in the first quarter of 2014 as compared to the first quarter of 2013. Our operating margin increased to 19.0% of revenues in the first quarter 2014 from 18.1% of revenues in the first quarter of 2013, due to revenue growth outpacing headcount growth and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges, partially offset by increases in compensation and benefit costs, including incentive-based compensation costs. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 264 basis points or 2.64 percentage points in the three months ended March 31, 2014. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.

For the three months ended March 31, 2014 and 2013, our non-GAAP operating margins were 20.8%3, and 19.9%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended March 31, 2014 and 2013, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 167 basis points or 1.67 percentage points and 106 basis points or 1.06 percentage points, respectively.

3	Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Segment Operating Profit. Segment operating profits were as follows:

(Dollars in thousands)

			Increase
	2014	2013	$	%
Financial Services	$347,929	$265,234	$82,695	31.2
Healthcare	214,269	177,074	37,195	21.0
Manufacturing/Retail/Logistics	181,681	131,026	50,655	38.7
Other	89,667	71,060	18,607	26.2

Total segment operating profit	833,546	644,394	189,152	29.4
Less: unallocated costs(1)	373,510	278,487	95,023	34.1

Income from operations	$460,036	$365,907	$94,129	25.7

(1)	Includes $35,817 and $29,093 of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively.

The increase in segment operating profit in all reportable segments during the first quarter of 2014 was attributable primarily to increased revenues, the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and achieving operating efficiencies, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investment in sales and marketing.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended March 31:

(Dollars in thousands)

			Increase
	2014	2013	(Decrease)
Foreign currency exchange gains (losses)	$7,133	$(1,425)	$8,558
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(8,350)	(2,326)	(6,024)

Net foreign currency exchange (losses)	(1,217)	(3,751)	2,534
Interest income	13,505	13,247	258
Other, net	864	1,780	(916)

Total other income (expense), net	$13,152	$11,276	$1,876

The foreign currency exchange gains of approximately $7.1 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our India subsidiaries to the U.S. dollar functional currency. The $8.4 million of losses on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of March 31, 2014, the notional value of our undesignated hedges was $241.3 million. The increase in interest income of $0.3 million was primarily attributed to the increases in the yield on our investments, and an increase in average invested balances, partially offset by the depreciation of the Indian rupee against the U.S. dollar.

Provision for Income Taxes. The provision for income taxes increased to approximately $124.3 million during the three months ended March 31, 2014 from to approximately $93.0 million during the three months ended March 31, 2013. The effective income tax rate increased to 26.3% for the three months ended March 31, 2014 from 24.6% for the three months ended March 31, 2013. The increase in our effective income tax rate was primarily attributed to changes in the geographic mix of our current year earnings towards countries with higher statutory rates and a scheduled reduction of certain income tax holiday benefits in India in 2014.

Net Income. Net income increased to approximately $348.9 million for the three months ended March 31, 2014 from approximately $284.2 million for the three months ended March 31, 2013, representing 14.4% and 14.1% of revenues, respectively.

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

Our non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense and acquisition-related charges. In 2014, we modified our definition of non-GAAP diluted EPS to exclude net non-operating foreign currency exchange gains or losses, in addition to excluding stock-based compensation expense and acquisition-related charges. Our definition of non-GAAP income from operations and non-GAAP operating margin remains unchanged.

We seek to manage the company to a targeted non-GAAP operating margin of 19% to 20% of revenues. We believe providing investors with an operating view consistent with how we manage the company provides enhanced transparency into the operating results of the company. For our internal management reporting and budgeting purposes, we use non-GAAP financial information that does not include stock-based compensation expense, acquisition-related charges and net non-operating foreign currency exchange gains or losses for financial and operational decision making, to evaluate period-to-period comparisons and for making comparisons of our operating results to those of our competitors. Therefore, it is our belief that the use of non-GAAP financial measures excluding these costs provides a meaningful measure for investors to evaluate our financial performance. Accordingly, we believe that the presentation of non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share, when read in conjunction with our reported GAAP results, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP financial measures versus financial measures calculated in accordance with GAAP is that non-GAAP measures do not reflect all of the amounts associated with our operating results as determined in accordance with GAAP and exclude costs that are recurring, namely stock-based compensation expense, certain acquisition-related charges, and net non-operating foreign currency exchange gains or losses. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of these non-GAAP financial measures as a comparative tool. We compensate for this limitation by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share to allow investors to evaluate such non-GAAP financial measures with financial measures calculated in accordance with GAAP.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

(Dollars in thousands, except per share amounts)

		% of		% of
	2014	Revenues	2013	Revenues
GAAP income from operations and operating margin	$460,036	19.0	$365,907	18.1
Add: Stock-based compensation expense	35,817	1.5	29,093	1.4
Add: Acquisition-related charges (1)	7,940	0.3	6,654	0.3

Non-GAAP income from operations and non-GAAP operating margin	$503,793	20.8	$401,654	19.9

GAAP diluted earnings per share	$0.57		$0.47
Effect of above operating adjustments, net of tax	0.05		0.04
Effect on non-operating foreign currency exchange gains and losses, net of tax (2)	—		—

Non-GAAP diluted earnings per share	$0.62		$0.51

(1)	Acquisition-related charges include, when applicable, amortization of purchased intangible assets included in the depreciation and amortization expense line on our condensed consolidated statements of operations, external deal costs, acquisition-related retention bonuses, integration costs, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs.
(2)	Non-operating foreign currency exchange gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes. Per share impact for the periods presented rounds to zero.

Liquidity and Capital Resources

At March 31, 2014, we had cash, cash equivalents and short-term investments of $3,865.0 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including working capital. As of March 31, 2014, we had no third party debt and had working capital of approximately $4,787.9 million. Accordingly, we do not anticipate any near-term liquidity issues.

The following table provides a summary of the major cash flows and liquidity trends for the three months ended March 31:

(Dollars in thousands)

			Increase /
	2014	2013	Decrease
Net cash from operating activities	$157,320	$73,468	$83,852
Net cash (used in) investing activities	(433,654)	(185,874)	(247,780)
Net cash (used in) provided by financing activities	(6,573)	16,932	(23,505)

Operating activities. The increase was primarily attributed to an increase in net income during the 2014 period. Trade accounts receivable increased to approximately $1,703.6 million at March 31, 2014 from approximately $1,648.8 million at December 31, 2013. Unbilled accounts receivable increased to approximately $267.3 million at March 31, 2014 from approximately $226.5 million at December 31, 2013. The increase in trade accounts receivable and unbilled receivables as of March 31, 2014 as compared to December 31, 2013 was primarily due to increased revenues. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At March 31, 2014, our days sales outstanding, including unbilled receivables, was approximately 73 days as compared to 73 days at December 31, 2013 and 76 days as of March 31, 2013.

Investing activities. The increase in net cash used in investing activities is primarily related to additional investments in available-for-sale securities, partially offset by lower expenditures on business combinations and property and equipment during the 2014 period.

Financing activities. Cash from financing activities decreased in the 2014 period primarily due to greater repurchases of common stock under our stock repurchase program.

We expect our operating cash flow and cash and cash equivalents to be sufficient to meet our operating requirements for the next twelve months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond a twelve month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to enter into acquisitions and joint ventures with capital stock, our continued intent not to repatriate foreign earnings, and the availability, pricing and terms of public and private debt and equity financings.

As of March 31, 2014, $2,194.5 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the United States and our current plans do not indicate a need to repatriate these amounts to fund our cash needs in the United States. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of tax that would result from such repatriation.

Commitments and Contingencies

As of March 31, 2014, we had outstanding fixed capital commitments of approximately $47.7 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones, or SEZs located in India.

We are involved in various claims and legal actions arising in the ordinary course of business. We accrue a liability when a loss is considered probable and the amount can be reasonably estimated. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, if decided adversely, is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s systems or our failure to meet our contractual obligations to our clients, including any breach involving a customer’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will cover all types of claims, continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 75.8% of our revenues for the three months ended March 31, 2014 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 23.8% of our global operating costs for the three months ended March 31, 2014, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the three months ended March 31, 2014, we reported foreign currency exchange gains, exclusive of hedging gains or losses, of approximately $7.1 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our India subsidiaries to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies primarily the Indian rupee in our foreign subsidiaries.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Our Indian subsidiaries, collectively referred to as Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three months ended March 31, 2014, we reported losses of $40.3 million, on contracts that settled during this quarter. As of March 31, 2014, we have outstanding contracts with a notional value of $2,040.0 million and weighted average forward rate of 57.8 rupees to the U.S. dollar. These contracts are scheduled to mature as follows: outstanding contracts with a notional value of $900.0 million and a weighted average forward rate of 54.4 rupees to the U.S. dollar scheduled to mature in 2014; outstanding contracts with a notional value of $900.0 million and a weighted average forward rate of 58.6 rupees to the U.S. dollar scheduled to mature in 2015; outstanding contracts with a notional value of $240.0 million and a weighted average forward rate of 67.2 rupees to the U.S. dollar scheduled to mature in 2016.

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2014 which are used to hedge our foreign currency denominated net monetary assets. At March 31, 2014, the notional value of the outstanding contracts was $241.3 million and the related fair value was an asset of $2.3 million. During the three months ended March 31, 2014, inclusive of losses of approximately $8.4 million on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $1.2 million.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the 2014 and 2013 periods that have, or are reasonably likely to have, a current or future effect on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of investments and derivative financial instruments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying condensed consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our 2013 Annual Report on Form 10-K. There have been no material changes to the aforementioned critical accounting estimates and policies during the quarter.

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements for additional information.

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

Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, plans, objectives, and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, but not limited to, a downturn in economic conditions in the United States and Europe; the loss of customers; the rate of growth in the use of technology in business and the type and level of technology spending by our clients; the risk of reputational harm to us; increased competition from other service providers; the risk that we may not be able to keep pace with the rapidly evolving technological environment; competition for hiring highly-skilled professionals or the loss of key personnel; the risk that we may not be able to control our costs or maintain favorable pricing and utilization rates; the risk that we might not be able to maintain effective internal controls; the risk that we may not be able to enforce non-competition agreements with our executives; the risk of liability resulting from security breaches; our inability to successfully acquire or integrate target companies; changes in domestic and international regulations and legislation, including immigration and anti-outsourcing legislation; the effect of fluctuations in the Indian rupee and other currency exchange rates; the effect of our use of derivative instruments; the risk of war, terrorist activities, pandemics and natural disasters; the possibility that me may choose to repatriate foreign earnings or that those earnings may become subject to tax on a U.S. basis; the possibility that we may lose certain tax benefits provided to companies in our industry by India; the risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others; the possibility that we could lose our ability to utilize the intellectual property rights of others; and the factors set forth in Part II, in the section entitled “Item 1A. Risk Factors” in this report. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2013. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of March 31, 2014, the notional value of these contracts was $2,040.0 million. The outstanding contracts as of March 31, 2014 are scheduled to mature each month during 2014, 2015, and 2016. As of March 31, 2014, the net unrealized loss on our outstanding foreign exchange forward contracts was $228.2 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2014, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $168.7 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2014 which are used to hedge our foreign currency denominated net monetary assets. At March 31, 2014, the notional value of the outstanding contracts was $241.3 million and the related fair value was an asset of $2.3 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2014, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $23.9 million.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash, cash equivalents and short-term investments. As of March 31, 2014, we had approximately $3,865.0 million of cash, cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of March 31, 2014, our short-term investments totaled $1,929.0 million. Our investment portfolio is primarily comprised of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2014. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have offices and operations in various countries around the world and provide services to clients globally. During the first three months of 2014, approximately 75.8% of our revenues were attributable to the North American region, 19.4% were attributable to the European region, and 4.8% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

Revenues from customers outside North America represented approximately 24.2% of our revenues for the three months ended March 31, 2014. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, the use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Because we provide services to clients throughout the world, we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, damage to our reputation and other unintended consequences such as liability for monetary damages, fines and/ or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable legal and regulatory requirements could have a material adverse effect on our business, results of operations and financial condition.

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

The H-1B visa classification enables United States employers to hire certain qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and computer systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain limited circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that the United States Citizenship and Immigration Services, or CIS, may approve in any federal fiscal year, and in years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. Currently, the limit is 65,000 for holders of United States or United States-equivalent bachelor degrees (the general cap), and an additional 20,000 for holders of advanced degrees from United States post-secondary educational institutions. CIS announced on April 7, 2014 that the agency had reached its general cap of 65,000 H-1B visas and its advanced degree cap of 20,000 H-1B visas for the fiscal year 2015. We will begin filing H-1B petitions with CIS against the fiscal year 2016 caps beginning April 1, 2015 for work in H-1B status beginning on October 1, 2015. As part of our advanced planning process, we believe that we have a sufficient number of employees who are work permit-ready to meet our anticipated business growth in the current year. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program, like us, face additional/ higher legal and regulatory standards, and are often subject to investigations by the Wage and Hour Division of the United States Department of Labor (DOL) and unannounced random site inspections by CIS’s parent agency, the United States Department of Homeland Security (DHS). A finding by DOL, DHS, and/ or another governmental agency of willful or substantial failure to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/ or a ban on future use of the H-1B program and/ or other immigration benefits.

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

Approximately 75.8% of our revenues during the three months ended March 31, 2014 were derived from customers located in North America. In the same period, approximately 19.4% of our revenues were derived from customers located in Europe. If the United States or European economy weakens or slows and conditions in the financial markets deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the three months ended March 31, 2014, we earned approximately 42.3% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

For the three months ended March 31, 2014, we reported an operating margin of 19.0%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.

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

Our top five and top ten customers generated approximately 13.1% and 22.4%, respectively, of our revenues for the three months ended March 31, 2014. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

We earn a significant amount of our earnings outside of the United States. Other than amounts for which we have already accrued U.S. taxes, we consider foreign earnings to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur that could effectively force us to change our intent not to repatriate such earnings. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we may have to accrue taxes associated with such earnings at a substantially higher rate than our projected effective income tax rate in 2014. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.

Our earnings may be negatively impacted by the loss of certain tax benefits provided by India to companies in our industry as well as by possible changes in Indian tax laws.

Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the Indian government for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Changes in Indian tax laws that would reduce or deny SEZ tax benefits could have a material adverse effect on our business, results of operations and financial condition. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the current rate of approximately 20.9%, including surcharges. Any MAT paid is creditable against future corporate income tax, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against future corporate income tax. Our ability to fully do so may be influenced by possible changes to the Indian tax laws as well as the future financial results of Cognizant India. Our inability to fully utilize our deferred income tax assets related to the MAT could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, a significant portion of our projects are contracted on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 35.9% of our revenues for the three months ended March 31, 2014. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.

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

Issuer Purchases of Equity Securities

Through May 2013, our Board of Directors has authorized the repurchase of $1.5 billion of our outstanding shares of Class A common stock, excluding fees and expenses. This authorization expires on December 31, 2014. Under the stock repurchase program, the company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, or private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the company’s management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.

During the three months ended March 31, 2014, we repurchased $29.3 million of our Class A common stock under our stock repurchase program. These stock repurchases were funded from working capital. As of March 31, 2014, the remaining available balance under the Board authorization was $472.8 million.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares
			as Part of Publicly	that May Yet Be
	Total Number	Average	Announced	Purchased under the
	of Shares	Price Paid	Plans or	Plans or Programs
Month	Purchased	per Share	Programs	(in thousands)
January 1, 2014 - January 31, 2014	—	$—	—	$502,109
February 1, 2014 - February 28, 2014	600,000	48.88	600,000	472,778
March 1, 2014 - March 31, 2014	—	—	—	$472,778

Total	600,000	$48.88	600,000

Item 6.	Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed / Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013

3.2	Amended and Restated Bylaws, as adopted on June 4, 2013	8-K	000-24429	3.2	6/5/2013

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date: May 8, 2014	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2014	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed / Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013

3.2	Amended and Restated Bylaws, as adopted on June 4, 2013	8-K	000-24429	3.2	6/5/2013

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith