Form 10-Q
period 2014-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2014-08-07
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 1, 2014:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	607,924,314

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2014 and 2013 and for the Six Months Ended June 30, 2014 and 2013	1

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2014 and 2013 and for the Six Months Ended June 30, 2014 and 2013	2

	Condensed Consolidated Statements of Financial Position (Unaudited) as of June 30, 2014 and December 31, 2013	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and 2013	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	55

SIGNATURES		56

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$2,517,094	$2,161,240	$4,939,442	$4,181,978
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,499,462	1,272,013	2,931,906	2,471,978
Selling, general and administrative expenses	482,985	420,526	968,380	833,730
Depreciation and amortization expense	46,726	41,898	91,199	83,560
Income from operations	487,921	426,803	947,957	792,710
Other income (expense), net:
Interest income	14,132	13,080	27,637	26,327
Foreign currency exchange gains (losses), net	(752)	(19,074)	(1,969)	(22,825)
Other, net	537	(412)	1,401	1,368
Total other income (expense), net	13,917	(6,406)	27,069	4,870
Income before provision for income taxes	501,838	420,397	975,026	797,580
Provision for income taxes	129,930	119,987	254,240	212,961
Net income	$371,908	$300,410	$720,786	$584,619
Basic earnings per share	$0.61	$0.50	$1.19	$0.97
Diluted earnings per share	$0.61	$0.49	$1.18	$0.96
Weighted average number of common shares outstanding - Basic	607,880	603,340	607,805	603,524
Dilutive effect of shares issuable under stock-based compensation plans	4,282	5,552	4,725	6,098
Weighted average number of common shares outstanding - Diluted	612,162	608,892	612,530	609,622
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$371,908	$300,410	$720,786	$584,619
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(336)	(575)	1,136	(20,163)
Change in unrealized losses on cash flow hedges, net of taxes	55,520	(113,239)	162,570	(62,089)
Change in unrealized gains and losses on available-for-sale securities, net of taxes	641	(2,357)	1,093	(2,667)
Other comprehensive income (loss)	55,825	(116,171)	164,799	(84,919)
Comprehensive income	$427,733	$184,239	$885,585	$499,700
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in thousands, except par values)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,992,442	$2,213,006
Short-term investments	2,136,779	1,534,467
Trade accounts receivable, net of allowances of $32,804 and $26,824, respectively	1,822,636	1,648,785
Unbilled accounts receivable	297,944	226,487
Deferred income tax assets, net	233,841	256,230
Other current assets	257,048	268,907
Total current assets	6,740,690	6,147,882
Property and equipment, net of accumulated depreciation of $768,618 and $719,336, respectively	1,086,116	1,081,164
Goodwill	449,541	444,236
Intangible assets, net	120,952	131,274
Deferred income tax assets, net	123,295	147,149
Other noncurrent assets	166,700	183,013
Total assets	$8,687,294	$8,134,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,145	$113,394
Deferred revenue	179,660	182,893
Accrued expenses and other current liabilities	1,268,857	1,478,221
Total current liabilities	1,567,662	1,774,508
Deferred income tax liabilities, net	19,862	21,170
Other noncurrent liabilities	108,941	203,249
Total liabilities	1,696,465	1,998,927
Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Preferred stock, $.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $.01 par value, 1,000,000 shares authorized, 607,850 and 607,729 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6,079	6,077
Additional paid-in capital	513,057	543,606
Retained earnings	6,583,153	5,862,367
Accumulated other comprehensive income (loss)	(111,460)	(276,259)
Total stockholders’ equity	6,990,829	6,135,791
Total liabilities and stockholders’ equity	$8,687,294	$8,134,718
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$720,786	$584,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,474	87,435
Provision for doubtful accounts	6,197	3,510
Deferred income taxes	2,440	(997)
Stock-based compensation expense	69,351	59,330
Excess tax benefits on stock-based compensation plans	(12,034)	(9,482)
Other	(3,312)	31,308
Changes in assets and liabilities:
Trade accounts receivable	(161,191)	(217,294)
Other current assets	(52,615)	(36,180)
Other noncurrent assets	19,447	(7,393)
Accounts payable	8,124	(12,267)
Other current and noncurrent liabilities	(127,034)	(43,564)
Net cash provided by operating activities	565,633	439,025
Cash flows from investing activities:
Purchases of property and equipment	(81,957)	(122,510)
Purchases of investments	(1,407,637)	(923,311)
Proceeds from maturity or sale of investments	809,893	971,184
Business combinations, net of cash acquired	(11,487)	(151,137)
Net cash (used in) investing activities	(691,188)	(225,774)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	49,839	48,546
Excess tax benefits on stock-based compensation plans	12,034	9,482
Repurchases of common stock	(161,861)	(147,409)
Net cash (used in) financing activities	(99,988)	(89,381)
Effect of exchange rate changes on cash and cash equivalents	4,979	(15,742)
(Decrease) increase in cash and cash equivalents	(220,564)	108,128
Cash and cash equivalents, beginning of year	2,213,006	1,570,077
Cash and cash equivalents, end of period	$1,992,442	$1,678,205
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

In August 2014, the company announced that its Board of Directors approved an expansion of its stock repurchase program. The Board of Directors increased the company’s stock repurchase authorization under the program from $1,500,000 to $2,000,000 and extended the term of the stock repurchase program from December 31, 2014 to December 31, 2015.
During the six months ended June 30, 2014, we repurchased 2,700,000 shares of our Class A common stock for $130,246, inclusive of fees and expenses, under our existing stock repurchase program approved by our Board of Directors. As of June 30, 2014, prior to the expansion of the program, the remaining available balance under the Board authorization was $371,899. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby company shares were tendered by employees for payment of applicable statutory tax withholdings. During the six months ended June 30, 2014, such repurchases totaled 645,159 shares at an aggregate cost of $31,615.

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
Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The new standard will be effective for periods beginning on or after January 1, 2017. Early adoption is not permitted. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.
In July 2013, the FASB issued new guidance which requires the netting of any unrecognized tax benefits against all available same-jurisdiction deferred income tax carryforward assets that would apply if the uncertain tax positions were settled. We adopted this standard on January 1, 2014. As of June 30, 2014, we netted an unrecognized tax benefit of $85,112 against same-jurisdiction non-current deferred income tax assets. In our December 31, 2013 consolidated statement of financial position, we reclassified $74,196 from "other non-current liabilities" to non-current "deferred income tax assets, net" to conform to current period's presentation. The adoption of this standard had no effect on our condensed consolidated results of operations or stockholder's equity.

Note 2 — Short-term Investments

Our short-term investments were as follows:

	June 30, 2014	December 31, 2013
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$512,684	$506,285
Corporate and other debt securities	385,556	301,841
Certificates of deposit and commercial paper	521,309	99,959
Asset-backed securities	156,447	160,267
Municipal debt securities	116,939	115,196
Mutual funds	21,608	21,136
Total available-for-sale investment securities	1,714,543	1,204,684
Time deposits	422,236	329,783
Total short-term investments	$2,136,779	$1,534,467
Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, mutual funds invested in fixed income securities, and asset-backed securities, including Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of June 30, 2014 and December 31, 2013.
Available-for-Sale Investment Securities
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at June 30, 2014 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$511,848	$903	$(67)	$512,684
Corporate and other debt securities	384,442	1,232	(118)	385,556
Certificates of deposit and commercial paper	520,907	403	(1)	521,309
Asset-backed securities	156,366	295	(214)	156,447
Municipal debt securities	116,397	548	(6)	116,939
Mutual funds	23,314	242	(1,948)	21,608
Total available-for-sale investment securities	$1,713,274	$3,623	$(2,354)	$1,714,543

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2013 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$506,094	$544	$(353)	$506,285
Corporate and other debt securities	300,994	1,090	(243)	301,841
Certificates of deposit and commercial paper	99,897	62	—	99,959
Asset-backed securities	160,559	99	(391)	160,267
Municipal debt securities	114,888	348	(40)	115,196
Mutual funds	22,705	280	(1,849)	21,136
Total available-for-sale investment securities	$1,205,137	$2,423	$(2,876)	$1,204,684
The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of June 30, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$146,704	$(63)	$3,242	$(4)	$149,946	$(67)
Corporate and other debt securities	125,191	(118)	—	—	125,191	(118)
Certificates of deposit and commercial paper	1,999	(1)	—	—	1,999	(1)
Asset-backed securities	36,113	(121)	12,539	(93)	48,652	(214)
Municipal debt securities	7,753	(6)	—	—	7,753	(6)
Mutual funds	—	—	20,531	(1,948)	20,531	(1,948)
Total	$317,760	$(309)	$36,312	$(2,045)	$354,072	$(2,354)

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
The unrealized losses for the above securities as of June 30, 2014 and December 31, 2013 are primarily attributable to changes in interest rates. As of June 30, 2014, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of our fixed income available-for-sale investment securities as of June 30, 2014 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$681,875	$682,479
Due after one year up to two years	342,769	343,546
Due after two years up to three years	478,461	479,846
Due after three years up to four years	30,489	30,617
Asset-backed securities	156,366	156,447
Fixed income available-for-sale investment securities	$1,689,960	$1,692,935
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
Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales of available-for-sale investment securities	$178,787	$498,296	$357,822	$660,000

Gross gains	$370	$896	$753	$1,215
Gross losses	(36)	(382)	(66)	(387)
Net realized gains on sales of available-for-sale investment securities	$334	$514	$687	$828

Note 3 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	June 30, 2014	December 31, 2013
Compensation and benefits	$741,703	$894,986
Income taxes	18,823	24,312
Professional fees	54,434	45,453
Travel and entertainment	33,708	29,645
Customer volume incentives	156,958	170,669
Derivative financial instruments	116,005	191,584
Other	147,226	121,572
Total accrued expenses and other current liabilities	$1,268,857	$1,478,221

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
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Effective income tax rate	25.9%	28.5%	26.1%	26.7%
For the 2014 and 2013 periods, the principal difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States. In 2014, our effective income tax rate decreased primarily due to changes in the geographic mix of our estimated current year earnings towards countries with lower statutory rates partially offset by a scheduled reduction of certain income tax holiday benefits in India in 2014.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$848,586	$—	$—	$848,586
Time deposits	—	50,039	—	50,039
Total cash equivalents	848,586	50,039	—	898,625
Short-term investments:
Time deposits	—	422,236	—	422,236
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	425,480	87,204	—	512,684
Corporate and other debt securities	—	385,556	—	385,556
Certificates of deposit and commercial paper	—	521,309	—	521,309
Asset-backed securities	—	156,447	—	156,447
Municipal debt securities	—	116,939	—	116,939
Mutual funds	—	21,608	—	21,608
Total available-for-sale investment securities	425,480	1,289,063	—	1,714,543
Total short-term investments	425,480	1,711,299	—	2,136,779
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	1,727	—	1,727
Accrued expenses and other current liabilities	—	(116,005)	—	(116,005)
Other noncurrent assets	—	1,668	—	1,668
Other noncurrent liabilities	—	(54,419)	—	(54,419)
Total	$1,274,066	$1,594,309	$—	$2,868,375

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$694,416	$—	$—	$694,416
Time deposits	—	128,654	—	128,654
Commercial paper	—	22,000	—	22,000
Total cash equivalents	694,416	150,654	—	845,070
Short-term investments:
Time deposits	—	329,783	—	329,783
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	423,051	83,234	—	506,285
Corporate and other debt securities	—	301,841	—	301,841
Certificates of deposit and commercial paper	—	99,959	—	99,959
Asset-backed securities	—	160,267	—	160,267
Municipal debt securities	—	115,196	—	115,196
Mutual funds	—	21,136	—	21,136
Total available-for-sale investment securities	423,051	781,633	—	1,204,684
Total short-term investments	423,051	1,111,416	—	1,534,467
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	11,105	—	11,105
Accrued expenses and other current liabilities	—	(191,584)	—	(191,584)
Other noncurrent liabilities	—	(164,490)	—	(164,490)
Total	$1,117,467	$917,101	$—	$2,034,568

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
During the six months ended June 30, 2014 and the year ended December 31, 2013, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statement of financial position as of:

		June 30, 2014		December 31, 2013
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,727	$—	$—	$—
	Other noncurrent assets	1,668	—	—	—
	Accrued expenses and other current liabilities	—	111,540	—	190,386
	Other noncurrent liabilities	—	54,419	—	164,490
	Total	3,395	165,959	—	354,876
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	—	—	11,105	—
	Accrued expenses and other current liabilities	—	4,465	—	1,198
	Total	—	4,465	11,105	1,198
Total		$3,395	$170,424	$11,105	$356,074

Cash Flow Hedges
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2014, 2015, and 2016. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of June 30, 2014, we estimate that $92,830, net of tax, of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	June 30, 2014	December 31, 2013
2014	$600,000	$1,200,000
2015	1,200,000	900,000
2016	240,000	240,000
Total notional value of contracts outstanding	$2,040,000	$2,340,000
Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(137,423)	$(299,993)
Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.
The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the three months ended June 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2014	2013		2014	2013
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$34,694	$(167,034)	Cost of revenues	$(25,581)	$(25,541)
			Selling, general and administrative expenses	(5,403)	(5,570)
			Total	$(30,984)	$(31,111)

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the six months ended June 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2014	2013		2014	2013
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$120,980	$(128,369)	Cost of revenues	$(59,116)	$(43,093)
			Selling, general and administrative expenses	(12,216)	(9,362)
			Total	$(71,332)	$(52,455)
The activity related to the change in net unrealized (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 8.
Other Derivatives
We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts to purchase U.S. dollars and sell Indian rupees, Euros and British pounds. Contracts outstanding as of June 30, 2014 are scheduled to mature in 2014 and 2015. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our condensed consolidated statements of operations.
Additional information related to our outstanding contracts is as follows:

	June 30, 2014		December 31, 2013
	Notional	Market Value	Notional	Market Value
Contracts to purchase U.S. dollars and sell:
Indian rupees	$159,818	$(4,080)	$171,802	$11,105
Euros	7,900	(62)	55,500	(412)
British pounds	57,500	(323)	52,000	(786)
Total	$225,218	$(4,465)	$279,302	$9,907
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and six months ended June 30, 2014 and 2013:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Other Derivatives – Not designated as hedging instruments	Foreign currency exchange gains (losses), net
Foreign exchange forward contracts:		$(4,266)	$17,296	$(12,616)	$14,970
The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 7 — Commitments and Contingencies

 As of June 30, 2014, we had outstanding fixed capital commitments of approximately $45,393 related to our India development center expansion program to build new state-of-the-art IT development and delivery centers.
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

Note 8 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2014:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$25,505	$—	$25,505	$24,033	$—	$24,033
Change in foreign currency translation adjustments	(336)	—	(336)	1,136	—	1,136
Ending balance	$25,169	$—	$25,169	$25,169	$—	$25,169
Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$265	$(112)	$153	$(453)	$154	$(299)
Net unrealized gains arising during the period	1,308	(476)	832	2,381	(873)	1,508
Reclassification of net (gains) to Other, net	(304)	113	(191)	(659)	244	(415)
Net change	1,004	(363)	641	1,722	(629)	1,093
Ending balance	$1,269	$(475)	$794	$1,269	$(475)	$794
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(228,242)	$35,299	$(192,943)	$(354,876)	$54,883	$(299,993)
Unrealized gains arising during the period	34,694	(5,366)	29,328	120,980	(18,711)	102,269
Reclassifications of losses to:
Cost of revenues	25,581	(3,956)	21,625	59,116	(9,142)	49,974
Selling, general and administrative expenses	5,403	(836)	4,567	12,216	(1,889)	10,327
Net change	65,678	(10,158)	55,520	192,312	(29,742)	162,570
Ending balance	$(162,564)	$25,141	$(137,423)	$(162,564)	$25,141	$(137,423)
Accumulated other comprehensive income (loss):
Beginning balance	$(202,472)	$35,187	$(167,285)	$(331,296)	$55,037	$(276,259)
Other comprehensive income (loss)	66,346	(10,521)	55,825	195,170	(30,371)	164,799
Ending balance	$(136,126)	$24,666	$(111,460)	$(136,126)	$24,666	$(111,460)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2013:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(8,016)	$—	$(8,016)	$11,572	$—	$11,572
Change in foreign currency translation adjustments	(575)	—	(575)	(20,163)	—	(20,163)
Ending balance	$(8,591)	$—	$(8,591)	$(8,591)	$—	$(8,591)
Unrealized gains on available-for-sale investment securities:
Beginning balance	$1,935	$(690)	$1,245	$2,440	$(885)	$1,555
Net unrealized (losses) arising during the period	(3,276)	1,167	(2,109)	(3,476)	1,245	(2,231)
Reclassification of net (gains) to Other, net	(376)	128	(248)	(681)	245	(436)
Net change	(3,652)	1,295	(2,357)	(4,157)	1,490	(2,667)
Ending balance	$(1,717)	$605	$(1,112)	$(1,717)	$605	$(1,112)
Unrealized (losses) on cash flow hedges:
Beginning balance	$(236,586)	$34,926	$(201,660)	$(296,595)	$43,785	$(252,810)
Unrealized gains arising during the period	(167,034)	27,496	(139,538)	(128,369)	21,730	(106,639)
Reclassifications of losses to:
Cost of revenues	25,541	(3,949)	21,592	43,093	(6,495)	36,598
Selling, general and administrative expenses	5,570	(863)	4,707	9,362	(1,410)	7,952
Net change	(135,923)	22,684	(113,239)	(75,914)	13,825	(62,089)
Ending balance	$(372,509)	$57,610	$(314,899)	$(372,509)	$57,610	$(314,899)
Accumulated other comprehensive income (loss):
Beginning balance	$(242,667)	$34,236	$(208,431)	$(282,583)	$42,900	$(239,683)
Other comprehensive income (loss)	(140,150)	23,979	(116,171)	(100,234)	15,315	(84,919)
Ending balance	$(382,817)	$58,215	$(324,602)	$(382,817)	$58,215	$(324,602)

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Financial Services	$1,058,518	$910,707	$2,082,222	$1,766,048
Healthcare	645,439	541,574	1,261,355	1,051,593
Manufacturing/Retail/Logistics	514,309	461,594	1,026,240	887,440
Other	298,828	247,365	569,625	476,897
Total revenue	$2,517,094	$2,161,240	$4,939,442	$4,181,978
Segment Operating Profit:
Financial Services	$354,035	$305,395	$701,964	$570,629
Healthcare	227,326	204,991	441,595	382,065
Manufacturing/Retail/Logistics	177,419	158,384	359,100	289,410
Other	104,022	80,592	193,689	151,652
Total segment operating profit	862,802	749,362	1,696,348	1,393,756
Less: unallocated costs(1)	374,881	322,559	748,391	601,046
Income from operations	$487,921	$426,803	$947,957	$792,710
_____________________

(1)
Includes $33,534 and $30,237 of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively, and $69,351 and $59,330 of stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively.

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues: (1)
North America(2)	$1,928,552	$1,677,394	$3,764,783	$3,259,585
Europe(3)	466,249	387,228	936,394	735,484
Rest of World (4)	122,293	96,618	238,265	186,909
Total	$2,517,094	$2,161,240	$4,939,442	$4,181,978

	As of
	June 30, 2014	December 31, 2013
Long-lived Assets: (5)
North America(2)	$47,315	$48,352
Europe	21,569	22,707
Rest of World (4)(6)	1,017,232	1,010,105
Total	$1,086,116	$1,081,164
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)
Includes revenue from operations in the United Kingdom of $266,009 and $233,845 for the three months ended June 30, 2014 and 2013, respectively, and $543,535 and $450,253 for the six months ended June 30, 2014 and 2013, respectively.

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
For the three and six months ended June 30, 2014, our revenue increased to $2,517.1 million and $4,939.4 million, respectively compared to $2,161.2 million and $4,182.0 million for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2014, net income increased to $371.9 million and $720.8 million or $0.61 and $1.18 per diluted share, respectively, compared to net income of $300.4 million and $584.6 million or $0.49 and $0.96 per diluted share during the three and six months ended June 30, 2013, respectively. On a non-GAAP basis during the three and six months ended June 30, 2014, our diluted earnings per share increased to $0.661 and $1.281, respectively compared to $0.581 and $1.091 for the three and six months ended June 30, 2013, respectively.
The key drivers of our revenue growth during the three months ended June 30, 2014 were as follows:

•	Solid performance across all of our business segments with revenue growth ranging from 11.4% to 20.8%;

•	Sustained strength in the North American market where revenues grew 15.0%, as compared to the quarter ended June 30, 2013;

•
Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets where we experienced revenue growth of 20.4% and 26.6%, respectively, as compared to the quarter ended June 30, 2013;

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
We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, EIM, application testing, application maintenance, IT IS, and BPS. In addition, we are seeing an increased customer interest in our social, mobile, analytics and cloud-based services, or SMAC. We are also seeing an increase in demand for larger, more complex projects that are transformational for our customers. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater variability in our period-to-period operating results. We finished the second quarter with approximately 1,242 active clients, compared to approximately 1,100 active clients as of June 30, 2013, and increased the number of strategic clients by 7 during the quarter, bringing the total number of our strategic clients to 257. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.
Our revenue growth is also attributed to increasing market acceptance of, and strong demand for, offshore IT software and services and BPS. NASSCOM (India’s National Association of Software and Service Companies) reports indicate that export revenues from India’s IT software and services and BPS sectors are expected to grow approximately 13% to 15% for NASSCOM’s fiscal year ending March 31, 2015. For the fiscal year ended 2014, the industry recorded export revenue growth of 13%, the mid-point of NASSCOM's growth projection.

___________

1
Non-GAAP diluted earnings per share is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Our operating margin decreased to approximately 19.4% for the quarter ended June 30, 2014 compared to 19.7% for the quarter ended June 30, 2013. Our non-GAAP operating margin for the quarter ended June 30, 2014 was approximately 21.0%2 compared to 21.4%2 for the quarter ended June 30, 2013. The decrease in our GAAP and non-GAAP operating margins was due to increases in compensation and benefit costs, including incentive-based compensation, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges. Historically, we have invested our profitability above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery as well as recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.
We finished the second quarter of 2014 with approximately 187,400 employees, which is an increase of approximately 23,100 as compared to June 30, 2013. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2014. Annualized turnover, including both voluntary and involuntary, was approximately 16.9% for the three months ended June 30, 2014. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.
At June 30, 2014, we had cash, cash equivalents and short-term investments of $4,129.2 million and working capital of $5,173.0 million. Accordingly, we do not anticipate any near-term liquidity issues.
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
_________________

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
We had approximately 1,242 active clients as of June 30, 2014. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended June 30, 2014 and 2013. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:
(Dollars in thousands, except per share amounts)

		% of		% of	Increase (Decrease)
	2014	Revenues	2013	Revenues	$	%
Revenues	$2,517,094	100.0	$2,161,240	100.0	$355,854	16.5
Cost of revenues(1)	1,499,462	59.6	1,272,013	58.9	227,449	17.9
Selling, general and administrative expenses(1)	482,985	19.2	420,526	19.5	62,459	14.9
Depreciation and amortization expense	46,726	1.9	41,898	1.9	4,828	11.5
Income from operations	487,921	19.4	426,803	19.7	61,118	14.3
Other income (expense), net	13,917		(6,406)		20,323	-
Income before provision for income taxes	501,838	19.9	420,397	19.5	81,441	19.4
Provision for income taxes	129,930		119,987		9,943	8.3
Net income	$371,908	14.8	$300,410	13.9	$71,498	23.8
Diluted earnings per share	$0.61		$0.49		$0.12
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$529,057	21.0	$462,952	21.4	$66,105	14.3
Non-GAAP diluted earnings per share	$0.66		$0.58		$0.08
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 16.5%, or approximately $355.9 million, from approximately $2,161.2 million during the three months ended June 30, 2013 to approximately $2,517.1 million during the three months ended June 30, 2014. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from new customers contributed $101.0 million representing 28.4% of the period over period revenue growth. Our consulting and technology services revenues increased by approximately 20.9% compared to the three months ended June 30, 2013 and represented approximately 52.4% of total revenues for the three months ended June 30, 2014, while our outsourcing services revenue increased by approximately 11.9% and constituted approximately 47.6% of total revenues for the three months ended June 30, 2014.
We had approximately 1,242 active clients as of June 30, 2014 as compared to approximately 1,100 active clients as of June 30, 2013. Revenues from our top five customers as a percentage of total revenues were 12.7% and 13.4% for the quarters ended June 30, 2014 and 2013, respectively. Revenues from our top ten customers as a percentage of total revenues were 21.9%, and 23.1% for the quarters ended June 30, 2014 and 2013, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the three months ended June 30:

(Dollars in thousands)	2014	2013	Increase
			$	%
Financial services	$1,058,518	$910,707	$147,811	16.2
Healthcare	645,439	541,574	103,865	19.2
Manufacturing/Retail/Logistics	514,309	461,594	52,715	11.4
Other	298,828	247,365	51,463	20.8
Total revenue	$2,517,094	$2,161,240	$355,854	16.5

Revenue from our Financial Services segment grew 16.2% or $147.8 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Our banking and insurance customers contributed approximately $89.9 million and $57.9 million, respectively, to the period-over-period revenue increase. In this segment, revenue from customers added since June 30, 2013 was approximately $33.5 million and represented 22.7% of the period-over-period revenue increase in this segment. Key areas of focus for our Financial Services customers included cost optimization, regulatory and compliance driven initiatives, risk management, and the adoption and integration of SMAC technologies to align with shifts in consumer preferences.
Revenue from our Healthcare segment grew 19.2% or $103.9 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. During the second quarter of 2014, growth was stronger among our healthcare customers, where revenue increased by approximately $87.0 million as compared to an increase of approximately $16.9 million for our life science customers. Revenue from customers added since June 30, 2013 was approximately $31.2 million and represented 30.0% of the period-over-period revenue increase in this segment. Revenue growth from our healthcare customers was driven by the implementation of direct to consumer programs and work related to Affordable Care Act initiatives in the United States, including extended support for member enrollment. IT spending by some of our life sciences customers has been and may continue to be adversely impacted by the patent cliff affecting the pharmaceutical industry.
Revenue from our Manufacturing/Retail/Logistics segment grew 11.4% or $52.7 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. During the second quarter of 2014, growth was stronger among our manufacturing and logistics customers, where revenue increased by approximately $30.2 million as compared to an increase of approximately $22.5 million for our retail and hospitality customers. Revenue from customers added since June 30, 2013 was approximately $21.8 million and represented approximately 41.4% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by multichannel commerce implementation and integration efforts, analytics, supply chain consulting and implementation initiatives, and increased adoption of SMAC technologies to align with shifts in consumer preferences. Discretionary spending by our retail customers has been and may continue to be affected by recent weakness in the retail sector.
Revenue from our Other segment grew 20.8% or $51.5 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. In the second quarter of 2014, growth within Other was particularly strong among our high technology customers, where revenue increased by approximately $24.5 million due to an increase in discretionary spending, and among our telecommunication customers, where revenues increased by approximately $26.4 million. Revenue from customers added since June 30, 2013 was approximately $14.5 million and represented 28.2% of the period-over-period revenue increase in this segment.

Revenue - Geographic Markets. Revenues by geographic market were as follows for the three months ended June 30:

(Dollars in thousands)	2014	2013	Increase
			$	%
North America	$1,928,552	$1,677,394	$251,158	15.0
United Kingdom	266,009	233,845	32,164	13.8
Rest of Europe	200,240	153,383	46,857	30.5
Europe - Total	466,249	387,228	79,021	20.4
Rest of World	122,293	96,618	25,675	26.6
Total Revenue	$2,517,094	$2,161,240	$355,854	16.5

North America continues to be our largest market representing approximately 76.6% of total revenue for the second quarter of 2014 and accounted for $251.2 million of the $355.9 million total revenue increase from second quarter of 2013. In 2014, revenue from Europe grew 20.4% compared to 2013. The revenue growth in Europe was driven by the increasing acceptance of our global delivery model and Europe's continued economic recovery. We believe the European market is under-penetrated and represents a significant future growth opportunity for us. The revenue growth from our Rest of World customers in 2014 was primarily driven by the India, Australia, Middle East, and Singapore markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as growth opportunities for the long term.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 17.9% or $227.4 million during the second quarter of 2014 as compared to the second quarter of 2013. The increase was due primarily to an increase in compensation and benefits costs, including incentive-based compensation, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. For the three months ended June 30, 2014, compensation and benefit costs, including incentive-based compensation, increased by approximately $181.6 million, primarily as a result of the increase in the number of our technical personnel.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 14.6%, or $67.3 million during the second quarter of 2014 as compared to the second quarter of 2013. Selling, general and administrative expenses, including depreciation and amortization, decreased as a percentage of revenue to 21.0% in the second quarter of 2014 as compared to 21.4% in the second quarter of 2013. The decrease as a percentage of revenue was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of losses on our cash flow hedges.
Income from Operations and Operating Margin - Overall. Income from operations increased 14.3%, or approximately $61.1 million in the second quarter of 2014 as compared to the second quarter of 2013. Our operating margin decreased to 19.4% during the second quarter 2014 from 19.7% in the second quarter of 2013, due to increases in compensation and benefit costs, including incentive-based compensation costs, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 144 basis points or 1.44 percentage points in the three months ended June 30, 2014. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 20 basis points or 0.20 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended June 30, 2014 and 2013, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 123 basis points or 1.23 percentage points and 144 basis points or 1.44 percentage points, respectively.
For the three months ended June 30, 2014 and 2013, our non-GAAP operating margins were 21.0%3, and 21.4%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

_______________
3    Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.
Segment Operating Profit. Segment operating profits were as follows for the three months ended June 30:

(Dollars in thousands)			Increase
	2014	2013	$	%
Financial Services	$354,035	$305,395	$48,640	15.9
Healthcare	227,326	204,991	22,335	10.9
Manufacturing/Retail/Logistics	177,419	158,384	19,035	12.0
Other	104,022	80,592	23,430	29.1
Total segment operating profit	862,802	749,362	113,440	15.1
Less: unallocated costs(1)	374,881	322,559	52,322	16.2
Income from operations	$487,921	$426,803	$61,118	14.3
____________

(1)	Includes $33,534 and $30,237 of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively.
The increase in segment operating profit across all our segments was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth. In addition, segment operating profit in our Healthcare segment was negatively impacted by continued investments to build out our delivery capabilities for newer services.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended June 30:
(Dollars in thousands)

	2014	2013	Increase (Decrease)
Foreign currency exchange gains (losses)	$3,514	$(36,370)	$39,884
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(4,266)	17,296	(21,562)
Net foreign currency exchange (losses)	(752)	(19,074)	18,322
Interest income	14,132	13,080	1,052
Other, net	537	(412)	949
Total other income (expense), net	$13,917	$(6,406)	$20,323

The foreign currency exchange gains of approximately $3.5 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency. The $4.3 million of losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of June 30, 2014, the notional value of our undesignated hedges was $225.2 million. The increase in interest income of $1.1 million was primarily attributable to an increase in average invested balances, partially offset by the depreciation of the Indian rupee against the U.S. dollar.
Provision for Income Taxes. The provision for income taxes increased to approximately $129.9 million during the three months ended June 30, 2014 from approximately $120.0 million during the three months ended June 30, 2013. The effective income tax rate decreased to 25.9% for the three months ended June 30, 2014 from 28.5% for the three months ended June 30, 2013. The decrease in our effective income tax rate was primarily attributed to changes in the geographic mix of our current year earnings, partially offset by a scheduled reduction of certain income tax holiday benefits in India in 2014.
Net Income. Net income increased to approximately $371.9 million for the three months ended June 30, 2014 from approximately $300.4 million for the three months ended June 30, 2013, representing 14.8% and 13.9% of revenues, respectively.
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
Our non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense and acquisition-related charges. In 2014, we modified our definition of non-GAAP diluted earnings per share to exclude net non-operating foreign currency exchange gains or losses, in addition to excluding stock-based compensation expense and acquisition-related charges. Our definition of non-GAAP income from operations and non-GAAP operating margin remains unchanged.
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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:
(Dollars in thousands, except per share amounts)

	2014	% of Revenues	2013	% of Revenues
GAAP income from operations and operating margin	$487,921	19.4	$426,803	19.7
Add: Stock-based compensation expense	33,534	1.3	30,237	1.4
Add: Acquisition-related charges (1)	7,602	0.3	5,912	0.3
Non-GAAP income from operations and non-GAAP operating margin	$529,057	21.0	$462,952	21.4

GAAP diluted earnings per share	$0.61		$0.49
Effect of above operating adjustments, net of tax	0.05		0.04
Effect on non-operating foreign currency exchange gains and losses, net of tax (2)	—		0.04
Non-GAAP diluted earnings per share (3)	$0.66		$0.58
_____________________

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

(2)	Non-operating foreign currency exchange gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(3)	The sum of the components of non-GAAP diluted earnings per share may not equal the actual non-GAAP diluted earnings per share due to rounding.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:
(Dollars in thousands, except per share amounts)

		% of		% of	Increase
	2014	Revenues	2013	Revenues	$	%
Revenues	$4,939,442	100.0	$4,181,978	100.0	$757,464	18.1
Cost of revenues(1)	2,931,906	59.4	2,471,978	59.1	459,928	18.6
Selling, general and administrative expenses(1)	968,380	19.6	833,730	19.9	134,650	16.2
Depreciation and amortization expense	91,199	1.8	83,560	2.0	7,639	9.1
Income from operations	947,957	19.2	792,710	19.0	155,247	19.6
Other income (expense), net	27,069		4,870		22,199	455.8
Income before provision for income taxes	975,026	19.7	797,580	19.1	177,446	22.2
Provision for income taxes	254,240		212,961		41,279	19.4
Net income	$720,786	14.6	$584,619	14.0	$136,167	23.3
Diluted earnings per share	$1.18		$0.96		$0.22
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$1,032,850	20.9	$864,606	20.7	$168,244	19.5
Non-GAAP diluted earnings per share	$1.28		$1.09		$0.19
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 18.1%, or approximately $757.5 million, from approximately $4,182.0 million during the six months ended June 30, 2013 to approximately $4,939.4 million during the six months ended June 30, 2014. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from new customers contributed $165.5 million representing 21.8% of the period over period revenue growth. Our consulting and technology services revenues increased by approximately 22.3% compared to the six months ended June 30, 2013 and represented approximately 51.8% of total revenues for the six months ended June 30, 2014, while our outsourcing services revenue increased by approximately 13.9% and constituted approximately 48.2% of total revenues for the six months ended June 30, 2014.
We had approximately 1,242 active clients as of June 30, 2014 as compared to approximately 1,100 active clients as of June 30, 2013. Revenues from our top five customers as a percentage of total revenues were 12.9% and 13.7% for the six months ended June 30, 2014 and 2013, respectively. Revenues from our top ten customers as a percentage of total revenues were 22.1%, and 23.7% for the six months ended June 30, 2014 and 2013, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the six months ended June 30:

(Dollars in thousands)	2014	2013	Increase
			$	%
Financial services	$2,082,222	$1,766,048	$316,174	17.9
Healthcare	1,261,355	1,051,593	209,762	19.9
Manufacturing/Retail/Logistics	1,026,240	887,440	138,800	15.6
Other	569,625	476,897	92,728	19.4
Total revenue	$4,939,442	$4,181,978	$757,464	18.1

Revenue from our Financial Services segment grew 17.9% or $316.2 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Our banking and insurance customers contributed approximately $205.6 million and $110.6 million, respectively, to the period-over-period revenue increase. In this segment, revenue from customers added since June 30, 2013 was approximately $52.9 million and represented 16.7% of the period-over-period revenue increase in this segment. Key areas of focus for our Financial Services customers included cost optimization, regulatory and compliance driven initiatives, risk management, and the adoption and integration of SMAC technologies to align with shifts in consumer preferences.
Revenue from our Healthcare segment grew 19.9% or $209.8 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Our healthcare and life sciences customers contributed approximately $181.4 million and $28.4 million, respectively, to the period-over-period revenue increase. Revenue from customers added since June 30, 2013 was approximately $54.1 million and represented 25.8% of the period-over-period revenue increase in this segment. Revenue growth from our healthcare customers was driven by the implementation of direct to consumer programs and work related to Affordable Care Act initiatives in the United States, including extended support for member enrollment. IT spending by some of our life sciences customers has been and may continue to be adversely impacted by the patent cliff affecting the pharmaceutical industry.
Revenue from our Manufacturing/Retail/Logistics segment grew 15.6% or $138.8 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. During the six months ended June 30, 2014, growth was stronger among our manufacturing and logistics customers, where revenue increased by approximately $80.8 million as compared to approximately $58.0 million for our retail and hospitality customers. Revenue from customers added since June 30, 2013 was approximately $36.3 million and represented approximately 26.2% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by multichannel commerce implementation and integration efforts, analytics, supply chain consulting and implementation initiatives, and increased adoption of SMAC technologies to align with shifts in consumer preferences. Discretionary spending by our retail customers has been and may continue to be affected by recent weakness in the retail sector.

Revenue from our Other segment grew 19.4% or $92.7 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. In the first half of 2014, growth within Other was particularly strong among our high technology customers, where revenue increased by approximately $49.4 million due to an increase in discretionary spending, and among our telecommunication customers, where revenues increased by approximately $42.0 million. Revenue from customers added since June 30, 2013 was approximately $22.2 million and represented 23.9% of the period-over-period revenue increase in this segment.
Revenue - Geographic Markets. Revenues by geographic market were as follows for the six months ended June 30:

(Dollars in thousands)	2014	2013	Increase
			$	%
North America	$3,764,783	$3,259,585	$505,198	15.5
United Kingdom	543,535	450,253	93,282	20.7
Rest of Europe	392,859	285,231	107,628	37.7
Europe - Total	936,394	735,484	200,910	27.3
Rest of World	238,265	186,909	51,356	27.5
Total Revenue	$4,939,442	$4,181,978	$757,464	18.1

North America continues to be our largest market representing approximately 76.2% of total revenue for the six months ended June 30, 2014 and accounted for $505.2 million of the $757.5 million total revenue increase over the six months ended June 30, 2013. Revenue from Europe grew 27.3% compared to 2013. The revenue growth in Europe was driven by the increasing acceptance of our global delivery model and Europe's continued economic recovery. Revenue growth in our Rest of Europe market includes the benefit of our recent acquisition of six C1 group companies and Equinox. We believe the European market is under-penetrated and represents a significant future growth opportunity for us. Revenue growth from Rest of World customers in 2014 was primarily driven by the India, Australia, Middle East, and Singapore markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as growth opportunities for the long term.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 18.6% or $459.9 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was due primarily to an increase in compensation and benefits costs, including incentive-based compensation, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. For the six months ended June 30, 2014, compensation and benefit costs, including incentive-based compensation, increased by approximately $381.8 million, primarily as a result of the increase in the number of our technical personnel.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 15.5%, or $142.3 million during the first half of 2014 as compared to the first half of 2013. Selling, general and administrative expenses, including depreciation and amortization, decreased as a percentage of revenue to 21.5% in the first half of 2014 as compared to 21.9% in the 2013 period. The decrease as a percentage of revenue was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, net of losses on our cash flow hedges.
Income from Operations and Operating Margin - Overall. Income from operations increased 19.6% or approximately $155.2 million in the first half of 2014 as compared to the first half of 2013. Our operating margin increased to 19.2% during the first half of 2014 from 19.0% in the first half of 2013, due to revenue growth outpacing headcount growth and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges, partially offset by increases in compensation and benefit costs, including incentive-based compensation costs. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 205 basis points or 2.05 percentage points during the six months ended June 30, 2014. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2014 and 2013, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 144 basis points or 1.44 percentage points and 125 basis points or 1.25 percentage points, respectively.
For the six months ended June 30, 2014 and 2013, our non-GAAP operating margins were 20.9%4, and 20.7%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

________________

4
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Segment Operating Profit. Segment operating profits were as follows for the six months ended June 30:

(Dollars in thousands)			Increase
	2014	2013	$	%
Financial Services	$701,964	$570,629	$131,335	23.0
Healthcare	441,595	382,065	59,530	15.6
Manufacturing/Retail/Logistics	359,100	289,410	69,690	24.1
Other	193,689	151,652	42,037	27.7
Total segment operating profit	1,696,348	1,393,756	302,592	21.7
Less: unallocated costs(1)	748,391	601,046	147,345	24.5
Income from operations	$947,957	$792,710	$155,247	19.6
____________

(1)	Includes $69,351 and $59,330 of stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively.
The increase in segment operating profit across all our segments was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth. In addition, segment operating profit in our Healthcare segment was negatively impacted by continued investments to build out our delivery capabilities for newer services.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the six months ended June 30:

(Dollars in thousands)

	2014	2013	Increase (Decrease)
Foreign currency exchange gains (losses)	$10,647	$(37,795)	$48,442
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(12,616)	14,970	(27,586)
Net foreign currency exchange (losses)	(1,969)	(22,825)	20,856
Interest income	27,637	26,327	1,310
Other, net	1,401	1,368	33
Total other income (expense), net	$27,069	$4,870	$22,199

The foreign currency exchange gains of approximately $10.6 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency. The $12.6 million of losses on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on our foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee denominated net monetary assets. As of June 30, 2014, the notional value of our undesignated hedges was $225.2 million. The increase in interest income of $1.3 million was primarily attributable to the increases in the yield on our investments, and an increase in average invested balances, partially offset by the depreciation of the Indian rupee against the U.S. dollar.
Provision for Income Taxes. The provision for income taxes increased to approximately $254.2 million during the six months ended June 30, 2014 from approximately $213.0 million during the six months ended June 30, 2013. The effective income tax rate decreased to 26.1% for the six months ended June 30, 2014 from 26.7% for the six months ended June 30, 2013. The decrease in our effective income tax rate was primarily attributed to changes in the geographic mix of our current year earnings partially offset by a scheduled reduction of certain income tax holiday benefits in India in 2014.
Net Income. Net income increased to approximately $720.8 million for the six months ended June 30, 2014 from approximately $584.6 million for the six months ended June 30, 2013, representing 14.6% and 14.0% of revenues, respectively.
Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:
(Dollars in thousands, except per share amounts)

	2014	% of Revenues	2013	% of Revenues
GAAP income from operations and operating margin	$947,957	19.2	$792,710	19.0
Add: Stock-based compensation expense	69,351	1.4	59,330	1.4
Add: Acquisition-related charges (1)	15,542	0.3	12,566	0.3
Non-GAAP income from operations and non-GAAP operating margin	$1,032,850	20.9	$864,606	20.7

GAAP diluted earnings per share	$1.18		$0.96
Effect of above operating adjustments, net of tax	0.11		0.08
Effect on non-operating foreign currency exchange gains and losses, net of tax (2)	(0.01)		0.05
Non-GAAP diluted earnings per share	$1.28		$1.09
_____________________

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

Liquidity and Capital Resources
At June 30, 2014, we had cash, cash equivalents and short-term investments of $4,129.2 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including working capital. As of June 30, 2014, we had no third party debt and had working capital of approximately $5,173.0 million. Accordingly, we do not anticipate any near-term liquidity issues.
The following table provides a summary of the major cash flows and liquidity trends for the six months ended June 30:

(Dollars in thousands)	2014	2013	Increase / Decrease
Net cash from operating activities	$565,633	$439,025	$126,608
Net cash (used in) investing activities	(691,188)	(225,774)	(465,414)
Net cash (used in) financing activities	(99,988)	(89,381)	(10,607)

Operating activities. The increase in cash generated from operating activities was primarily attributable to the increase in our net income during the 2014 period as compared to the 2013 period. Trade accounts receivable increased to approximately $1,822.6 million at June 30, 2014 from approximately $1,648.8 million at December 31, 2013. Unbilled accounts receivable increased to approximately $297.9 million at June 30, 2014 from approximately $226.5 million at December 31, 2013. The increase in trade accounts receivable and unbilled receivables as of June 30, 2014 as compared to December 31, 2013 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At June 30, 2014, our days sales outstanding, including unbilled receivables, was approximately 77 days as compared to 73 days at December 31, 2013 and 75 days as of June 30, 2013.
Investing activities. The increase in net cash used in investing activities is primarily related to our additional investments in available-for-sale securities in 2014, partially offset by lower expenditures on business combinations and property and equipment.
Financing activities.The increase in cash used in financing activities in the 2014 period is primarily attributable to greater repurchases of common stock made in connection with our stock-based compensation plans, whereby company shares were tendered by employees for payment of applicable statutory tax withholdings.
We expect our operating cash flow and cash and cash equivalents to be sufficient to meet our day-to-day operating requirements for the next twelve months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements depends on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to enter into acquisitions and joint ventures with capital stock or issuance of debt, our continued intent not to repatriate foreign earnings, and the availability, pricing and terms of public and private debt and equity financings.
As of June 30, 2014, $2,406.3 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed, considering access to both domestic and foreign credit markets. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the United States and our current plans do not indicate a need to repatriate these amounts to fund our cash needs in the United States. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of tax that would result from such repatriation.

Commitments and Contingencies

As of June 30, 2014, we had outstanding fixed capital commitments of approximately $45.4 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones, or SEZs located in India.
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

Foreign Currency Risk
Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 76.2% of our revenues for the six months ended June 30, 2014 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 24.6% of our global operating costs for the six months ended June 30, 2014, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the six months ended June 30, 2014, we reported foreign currency exchange gains, exclusive of hedging gains or losses, of approximately $10.6 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee.
We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Our Indian subsidiaries, collectively referred to as Cognizant India, converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three and six months ended June 30, 2014, we reported losses of $31.0 million and $71.3 million, respectively, on contracts that settled during these periods. As of June 30, 2014, we have outstanding contracts with a notional value of $2,040.0 million and weighted average forward rate of 59.5 rupees to the U.S. dollar. These contracts are scheduled to mature as follows: outstanding contracts with a notional value of $600.0 million and a weighted average forward rate of 54.8 rupees to the U.S. dollar scheduled to mature in 2014; outstanding contracts with a notional value of $1,200.0 million and a weighted average forward rate of 60.4 rupees to the U.S. dollar scheduled to mature in 2015; outstanding contracts with a notional value of $240.0 million and a weighted average forward rate of 67.2 rupees to the U.S. dollar scheduled to mature in 2016.
Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2014 and 2015 which are used to hedge our foreign currency denominated net monetary assets. At June 30, 2014, the notional value of the outstanding contracts was $225.2 million and the related fair value was a liability of $4.5 million. During the three and six months ended June 30, 2014, inclusive of losses of approximately $4.3 million and $12.6 million, respectively, on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $0.8 million and $2.0 million, respectively.

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
Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, plans, objectives, and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, but not limited to, a downturn in economic conditions in the United States and Europe; the loss of customers; the rate of growth in the use of technology in business and the type and level of technology spending by our clients; the risk of reputational harm to us; increased competition from other service providers; the risk that we may not be able to keep pace with the rapidly evolving technological environment; competition for hiring highly-skilled professionals or the loss of key personnel; the risk that we may not be able to control our costs or maintain favorable pricing and utilization rates; the risk that we might not be able to maintain effective internal controls; the risk that we may not be able to enforce non-competition agreements with our executives; the risk of liability resulting from security breaches; our inability to successfully acquire or integrate target companies; changes in domestic and international regulations and legislation, including immigration and anti-outsourcing legislation; the effect of fluctuations in the Indian rupee and other currency exchange rates; the effect of our use of derivative instruments; the risk of war, terrorist activities, pandemics and natural disasters; the possibility that we may choose to repatriate foreign earnings or that those earnings may become subject to tax on a U.S. basis; the possibility that we may lose certain tax benefits provided to companies in our industry by India; the risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others; the possibility that we could lose our ability to utilize the intellectual property rights of others; and the factors set forth in Part II, in the section entitled “Item 1A. Risk Factors” in this report. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2013. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of June 30, 2014, the notional value of these contracts was $2,040.0 million. The outstanding contracts as of June 30, 2014 are scheduled to mature each month during 2014, 2015, and 2016. As of June 30, 2014, the net unrealized loss on our outstanding foreign exchange forward contracts was $162.6 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2014, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $176.0 million.
Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2014 and 2015 which are used to hedge our foreign currency denominated net monetary assets. At June 30, 2014, the notional value of the outstanding contracts was $225.2 million and the related fair value was a liability of $4.5 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2014, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $22.8 million.
We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash, cash equivalents and short-term investments. As of June 30, 2014, we had approximately $4,129.2 million of cash, cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of June 30, 2014, our short-term investments totaled $2,136.8 million. Our investment portfolio is primarily comprised of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities include Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2014. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have offices and operations in various countries around the world and provide services to clients globally. During the first six months of 2014, approximately 76.2% of our revenues were attributable to the North American region, 19.0% were attributable to the European region, and 4.8% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.
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
Revenues from customers outside North America represented approximately 23.8% of our revenues for the six months ended June 30, 2014. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, the use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.

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
Approximately 76.2% of our revenues during the six months ended June 30, 2014 were derived from customers located in North America. In the same period, approximately 19.0% of our revenues were derived from customers located in Europe. If the United States or European economy weakens or slows and conditions in the financial markets deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the six months ended June 30, 2014, we earned approximately

42.2% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.
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
For the six months ended June 30, 2014, we reported an operating margin of 19.2%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.
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
Our top five and top ten customers generated approximately 12.9% and 22.1%, respectively, of our revenues for the six months ended June 30, 2014. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, a significant portion of our projects are contracted on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 35.2% of our revenues for the six months ended June 30, 2014. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.
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
Historically, we have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

•	the nature, number, timing, scope and contractual terms of the projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects; and

•	general economic conditions.
In addition, our future revenues, operating margins and profitability may fluctuate as a result of:

•	changes in pricing in response to customer demand and competitive pressures;

•	changes to the financial condition of our clients;

•	longer sales cycles and ramp-up periods for our larger, more complex projects that are transformational for our clients;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates, including the Indian rupee versus the U.S. dollar;

•	the timing of collection of accounts receivable;

•	enactment of new taxes;

•	changes in domestic and international income tax rates and regulations; and

•	changes to levels and types of stock-based compensation awards and assumptions used to determine the fair value of such awards.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Through June 2014, our Board of Directors has authorized the repurchase of $1.5 billion of our outstanding shares of Class A common stock, excluding fees and expenses. In August 2014, the Board of Directors increased the company’s stock repurchase authorization under the program to $2.0 billion and extended the term of the program from December 31, 2014 to December 31, 2015. Under the stock repurchase program, the company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, or private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the company’s management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.

During the three months ended June 30, 2014, we repurchased $100.9 million of our Class A common stock under our stock repurchase program. These stock repurchases were funded from working capital. As of June 30, 2014, prior to the expansion of the program, the remaining available balance under the Board authorization was $371.9 million.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
April 1, 2014 - April 30, 2014	—	$—	—	$472,778
May 1, 2014 - May 31, 2014	2,000,000	48.03	2,000,000	376,724
June 1, 2014 - June 30, 2014	100,000	48.26	100,000	$371,899
Total	2,100,000	$48.04	2,100,000

Item 6.    Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed / Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on June 4, 2013	8-K	000-24429	3.2	6/5/2013
10.1	First Amendment to 2009 Incentive Compensation Plan (effective March 1, 2014)	8-K	000-24429	10.1	6/5/2014
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	August 7, 2014	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2014	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed / Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on June 4, 2013	8-K	000-24429	3.2	6/5/2013
10.1	First Amendment to 2009 Incentive Compensation Plan (effective March 1, 2014)	8-K	000-24429	10.1	6/5/2014
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith