Form 10-Q
period 2014-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2014-11-06
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 31, 2014:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	608,917,740

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2014 and 2013 and for the Nine Months Ended September 30, 2014 and 2013	1

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2014 and 2013 and for the Nine Months Ended September 30, 2014 and 2013	2

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2014 and December 31, 2013	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014 and 2013	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	54

SIGNATURES		55

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).
COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$2,581,009	$2,305,723	$7,520,451	$6,487,701
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,569,828	1,382,336	4,501,734	3,854,314
Selling, general and administrative expenses	506,019	443,376	1,474,399	1,277,106
Depreciation and amortization expense	47,649	42,652	138,848	126,212
Income from operations	457,513	437,359	1,405,470	1,230,069
Other income (expense), net:
Interest income	17,201	10,696	44,838	37,023
Foreign currency exchange gains (losses), net	(11,222)	(9,189)	(13,191)	(32,014)
Other, net	247	332	1,648	1,700
Total other income (expense), net	6,226	1,839	33,295	6,709
Income before provision for income taxes	463,739	439,198	1,438,765	1,236,778
Provision for income taxes	108,115	119,571	362,355	332,532
Net income	$355,624	$319,627	$1,076,410	$904,246
Basic earnings per share	$0.58	$0.53	$1.77	$1.50
Diluted earnings per share	$0.58	$0.53	$1.76	$1.48
Weighted average number of common shares outstanding - Basic	608,070	603,265	607,894	603,437
Dilutive effect of shares issuable under stock-based compensation plans	4,053	5,284	4,500	5,827
Weighted average number of common shares outstanding - Diluted	612,123	608,549	612,394	609,264
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$355,624	$319,627	$1,076,410	$904,246
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31,962)	25,346	(30,826)	5,183
Change in unrealized losses on cash flow hedges, net of taxes	21,565	(77,067)	184,135	(139,156)
Change in unrealized gains and losses on available-for-sale securities, net of taxes	(1,801)	1,234	(708)	(1,433)
Other comprehensive income (loss)	(12,198)	(50,487)	152,601	(135,406)
Comprehensive income	$343,426	$269,140	$1,229,011	$768,840
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in thousands, except par values)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,617,619	$2,213,006
Short-term investments	2,000,860	1,534,467
Trade accounts receivable, net of allowances of $29,415 and $26,824, respectively	1,809,038	1,648,785
Unbilled accounts receivable	338,093	226,487
Deferred income tax assets, net	259,474	256,230
Other current assets	234,942	268,907
Total current assets	7,260,026	6,147,882
Property and equipment, net of accumulated depreciation of $807,865 and $719,336, respectively	1,101,468	1,081,164
Goodwill	437,776	444,236
Intangible assets, net	109,692	131,274
Deferred income tax assets, net	142,733	147,149
Other noncurrent assets	175,348	183,013
Total assets	$9,227,043	$8,134,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$130,040	$113,394
Deferred revenue	169,385	182,893
Accrued expenses and other current liabilities	1,442,039	1,478,221
Total current liabilities	1,741,464	1,774,508
Deferred income tax liabilities, net	18,041	21,170
Other noncurrent liabilities	85,828	203,249
Total liabilities	1,845,333	1,998,927
Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Preferred stock, $0.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 608,911 and 607,729 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	6,089	6,077
Additional paid-in capital	560,502	543,606
Retained earnings	6,938,777	5,862,367
Accumulated other comprehensive income (loss)	(123,658)	(276,259)
Total stockholders’ equity	7,381,710	6,135,791
Total liabilities and stockholders’ equity	$9,227,043	$8,134,718
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,076,410	$904,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,191	132,013
Provision for doubtful accounts	2,878	5,985
Deferred income taxes	(43,373)	(22,844)
Stock-based compensation expense	100,622	86,353
Excess tax benefits on stock-based compensation plans	(14,547)	(16,450)
Other	12,796	52,171
Changes in assets and liabilities:
Trade accounts receivable	(167,655)	(273,502)
Other current assets	(75,821)	(56,647)
Other noncurrent assets	22,880	(9,604)
Accounts payable	44,601	3,251
Other current and noncurrent liabilities	44,832	112,931
Net cash provided by operating activities	1,148,814	917,903
Cash flows from investing activities:
Purchases of property and equipment	(137,547)	(154,346)
Purchases of investments	(2,180,305)	(1,368,812)
Proceeds from maturity or sale of investments	1,702,703	1,297,258
Business combinations, net of cash acquired	(11,487)	(152,476)
Net cash (used in) investing activities	(626,636)	(378,376)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	49,853	76,837
Excess tax benefits on stock-based compensation plans	14,547	16,450
Repurchases of common stock	(171,288)	(154,336)
Debt issuance costs	(1,500)	—
Net cash (used in) financing activities	(108,388)	(61,049)
Effect of exchange rate changes on cash and cash equivalents	(9,177)	(17,436)
Increase in cash and cash equivalents	404,613	461,042
Cash and cash equivalents, beginning of year	2,213,006	1,570,077
Cash and cash equivalents, end of period	$2,617,619	$2,031,119
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
During the nine months ended September 30, 2014, we repurchased 2,700,000 shares of our Class A common stock for $130,246, inclusive of fees and expenses, under our existing stock repurchase program approved by our Board of Directors. As of September 30, 2014, the remaining available balance under the Board authorization was $871,899. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby company shares were tendered by employees for payment of applicable statutory tax withholdings. During the nine months ended September 30, 2014, such repurchases totaled 849,465 shares at an aggregate cost of $41,042.

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
In July 2013, the FASB issued new guidance which requires the netting of any unrecognized tax benefits against all available same-jurisdiction deferred income tax carryforward assets that would apply if the uncertain tax positions were settled. We adopted this standard on January 1, 2014. As of September 30, 2014, we netted an unrecognized tax benefit of $81,161 against same-jurisdiction non-current deferred income tax assets. In our December 31, 2013 consolidated statement of financial position, we reclassified $74,196 from "other non-current liabilities" to non-current "deferred income tax assets, net" to conform to current period's presentation. The adoption of this standard had no effect on our condensed consolidated results of operations or stockholder's equity.

Note 2 — Short-term Investments

Our short-term investments were as follows:

	September 30, 2014	December 31, 2013
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$678,793	$506,285
Corporate and other debt securities	400,634	301,841
Certificates of deposit and commercial paper	68,971	99,959
Asset-backed securities	228,019	160,267
Municipal debt securities	114,514	115,196
Mutual funds	21,741	21,136
Total available-for-sale investment securities	1,512,672	1,204,684
Time deposits	488,188	329,783
Total short-term investments	$2,000,860	$1,534,467
Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, mutual funds invested in fixed income securities, and asset-backed securities, including Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of September 30, 2014 and December 31, 2013.
Available-for-Sale Investment Securities
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at September 30, 2014 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$678,771	$509	$(487)	$678,793
Corporate and other debt securities	400,683	605	(654)	400,634
Certificates of deposit and commercial paper	68,915	56	—	68,971
Asset-backed securities	228,298	109	(388)	228,019
Municipal debt securities	114,018	508	(12)	114,514
Mutual funds	23,590	297	(2,146)	21,741
Total available-for-sale investment securities	$1,514,275	$2,084	$(3,687)	$1,512,672
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2013 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$506,094	$544	$(353)	$506,285
Corporate and other debt securities	300,994	1,090	(243)	301,841
Certificates of deposit and commercial paper	99,897	62	—	99,959
Asset-backed securities	160,559	99	(391)	160,267
Municipal debt securities	114,888	348	(40)	115,196
Mutual funds	22,705	280	(1,849)	21,136
Total available-for-sale investment securities	$1,205,137	$2,423	$(2,876)	$1,204,684

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of September 30, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$267,403	$(487)	$—	$—	$267,403	$(487)
Corporate and other debt securities	237,753	(654)	—	—	237,753	(654)
Asset-backed securities	140,490	(256)	11,320	(132)	151,810	(388)
Municipal debt securities	14,319	(12)	—	—	14,319	(12)
Mutual funds	—	—	20,607	(2,146)	20,607	(2,146)
Total	$659,965	$(1,409)	$31,927	$(2,278)	$691,892	$(3,687)

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
The unrealized losses for the above securities as of September 30, 2014 and December 31, 2013 are primarily attributable to changes in interest rates. As of September 30, 2014, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).
The contractual maturities of our fixed income available-for-sale investment securities as of September 30, 2014 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$188,349	$188,543
Due after one year up to two years	526,575	527,250
Due after two years up to three years	519,035	518,719
Due after three years up to four years	28,428	28,400
Asset-backed securities	228,298	228,019
Fixed income available-for-sale investment securities	$1,490,685	$1,490,931
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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales of available-for-sale investment securities	$670,498	$211,696	$1,028,320	$871,696

Gross gains	$604	$315	$1,357	$1,530
Gross losses	(68)	(166)	(134)	(553)
Net realized gains on sales of available-for-sale investment securities	$536	$149	$1,223	$977

Note 3 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	September 30, 2014	December 31, 2013
Compensation and benefits	$837,271	$894,986
Income taxes	15,123	24,312
Professional fees	65,033	45,453
Travel and entertainment	40,569	29,645
Customer volume incentives	220,911	170,669
Derivative financial instruments	105,408	191,584
Other	157,724	121,572
Total accrued expenses and other current liabilities	$1,442,039	$1,478,221

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
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Effective income tax rate	23.3%	27.2%	25.2%	26.9%
For the 2014 and 2013 periods, the principal difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States. In 2014, our effective income tax rate decreased primarily due to changes in the geographic mix of our estimated current year earnings towards countries with lower statutory rates and discrete tax benefits recorded in 2014, partially offset by a scheduled reduction of certain income tax holiday benefits in India in 2014.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,141,034	$—	$—	$1,141,034
Time deposits	—	50,054	—	50,054
Total cash equivalents	1,141,034	50,054	—	1,191,088
Short-term investments:
Time deposits	—	488,188	—	488,188
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	527,186	151,607	—	678,793
Corporate and other debt securities		400,634	—	400,634
Certificates of deposit and commercial paper	—	68,971	—	68,971
Asset-backed securities		228,019	—	228,019
Municipal debt securities		114,514	—	114,514
Mutual funds	—	21,741	—	21,741
Total available-for-sale investment securities	527,186	985,486	—	1,512,672
Total short-term investments	527,186	1,473,674	—	2,000,860
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	2,717	—	2,717
Accrued expenses and other current liabilities	—	(105,408)	—	(105,408)
Other noncurrent assets	—	234	—	234
Other noncurrent liabilities	—	(33,330)	—	(33,330)
Total	$1,668,220	$1,387,941	$—	$3,056,161

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$694,416	$—	$—	$694,416
Time deposits	—	128,654	—	128,654
Commercial paper	—	22,000	—	22,000
Total cash equivalents	694,416	150,654	—	845,070
Short-term investments:
Time deposits	—	329,783	—	329,783
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	423,051	83,234	—	506,285
Corporate and other debt securities	—	301,841	—	301,841
Certificates of deposit and commercial paper	—	99,959	—	99,959
Asset-backed securities	—	160,267	—	160,267
Municipal debt securities	—	115,196	—	115,196
Mutual funds	—	21,136	—	21,136
Total available-for-sale investment securities	423,051	781,633	—	1,204,684
Total short-term investments	423,051	1,111,416	—	1,534,467
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	11,105	—	11,105
Accrued expenses and other current liabilities	—	(191,584)	—	(191,584)
Other noncurrent liabilities	—	(164,490)	—	(164,490)
Total	$1,117,467	$917,101	$—	$2,034,568

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
During the nine months ended September 30, 2014 and the year ended December 31, 2013, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statement of financial position as of:

		September 30, 2014		December 31, 2013
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,286	$—	$—	$—
	Other noncurrent assets	234	—	—	—
	Accrued expenses and other current liabilities	—	105,245	—	190,386
	Other noncurrent liabilities	—	33,330	—	164,490
	Total	1,520	138,575	—	354,876
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	1,431	—	11,105	—
	Accrued expenses and other current liabilities	—	163	—	1,198
	Total	1,431	163	11,105	1,198
Total		$2,951	$138,738	$11,105	$356,074

Cash Flow Hedges
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2014, 2015, and 2016. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of September 30, 2014, we estimate that $87,880, net of tax, of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	September 30, 2014	December 31, 2013
2014	$300,000	$1,200,000
2015	1,200,000	900,000
2016	240,000	240,000
Total notional value of contracts outstanding	$1,740,000	$2,340,000
Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(115,858)	$(299,993)

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
The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the three months ended September 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2014	2013		2014	2013
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(5,355)	$(149,916)	Cost of revenues	$(25,601)	$(48,755)
			Selling, general and administrative expenses	(5,263)	(9,995)
			Total	$(30,864)	$(58,750)
The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the nine months ended September 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2014	2013		2014	2013
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$115,625	$(278,285)	Cost of revenues	$(84,717)	$(91,848)
			Selling, general and administrative expenses	(17,479)	(19,357)
			Total	$(102,196)	$(111,205)
The activity related to the change in net unrealized (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 8.
Other Derivatives
We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into foreign exchange forward contracts to purchase U.S. dollars and sell Indian rupees, Euros and British pounds. Contracts outstanding as of September 30, 2014 are scheduled to mature in 2014 and 2015. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our condensed consolidated statements of operations.

Additional information related to our outstanding contracts is as follows:

	September 30, 2014		December 31, 2013
	Notional	Market Value	Notional	Market Value
Contracts to purchase U.S. dollars and sell:
Indian rupees	$160,008	$780	$171,802	$11,105
Euros	14,800	266	55,500	(412)
British pounds	27,000	222	52,000	(786)
Total	$201,808	$1,268	$279,302	$9,907
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and nine months ended September 30, 2014 and 2013:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Other Derivatives – Not designated as hedging instruments	Foreign currency exchange gains (losses), net
Foreign exchange forward contracts:		$5,856	$7,126	$(6,760)	$22,096
The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 7 — Commitments and Contingencies
In September 2014, we announced a definitive agreement to acquire TZ US Parent, Inc. ("TriZetto"), a private U.S. healthcare information technology company for $2,700,000 in cash, subject to customary adjustments. The transaction is expected to close in the fourth quarter of 2014. We intend to finance the acquisition through a combination of cash on hand and debt, and have obtained $1,000,000 of committed financing ("Bridge Financing") in support of this transaction (see Note 10 - Debt).
 As of September 30, 2014, we had outstanding fixed capital commitments of approximately $33,985 related to our India development center expansion program to build new state-of-the-art IT development and delivery centers.
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

Note 8 — Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2014:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$25,169	$—	$25,169	$24,033	$—	$24,033
Change in foreign currency translation adjustments	(31,962)	—	(31,962)	(30,826)	—	(30,826)
Ending balance	$(6,793)	$—	$(6,793)	$(6,793)	$—	$(6,793)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$1,269	$(475)	$794	$(453)	$154	$(299)
Net unrealized (losses) gains arising during the period	(2,327)	867	(1,460)	54	(6)	48
Reclassification of net (gains) to Other, net	(545)	204	(341)	(1,204)	448	(756)
Net change	(2,872)	1,071	(1,801)	(1,150)	442	(708)
Ending balance	$(1,603)	$596	$(1,007)	$(1,603)	$596	$(1,007)

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(162,564)	$25,141	$(137,423)	$(354,876)	$54,883	$(299,993)
Net unrealized (losses) gains arising during the period	(5,355)	830	(4,525)	115,625	(17,881)	97,744
Reclassifications of losses to:
Cost of revenues	25,601	(3,959)	21,642	84,717	(13,101)	71,616
Selling, general and administrative expenses	5,263	(815)	4,448	17,479	(2,704)	14,775
Net change	25,509	(3,944)	21,565	217,821	(33,686)	184,135
Ending balance	$(137,055)	$21,197	$(115,858)	$(137,055)	$21,197	$(115,858)

Accumulated other comprehensive income (loss):
Beginning balance	$(136,126)	$24,666	$(111,460)	$(331,296)	$55,037	$(276,259)
Other comprehensive income (loss)	(9,325)	(2,873)	(12,198)	185,845	(33,244)	152,601
Ending balance	$(145,451)	$21,793	$(123,658)	$(145,451)	$21,793	$(123,658)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2013:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(8,591)	$—	$(8,591)	$11,572	$—	$11,572
Change in foreign currency translation adjustments	25,346	—	25,346	5,183	—	5,183
Ending balance	$16,755	$—	$16,755	$16,755	$—	$16,755

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(1,717)	$605	$(1,112)	$2,440	$(885)	$1,555
Net unrealized gains (losses) arising during the period	2,080	(757)	1,323	(1,396)	488	(908)
Reclassification of net (gains) to Other, net	(144)	55	(89)	(825)	300	(525)
Net change	1,936	(702)	1,234	(2,221)	788	(1,433)
Ending balance	$219	$(97)	$122	$219	$(97)	$122

Unrealized (losses) on cash flow hedges:
Beginning balance	$(372,509)	$57,610	$(314,899)	$(296,595)	$43,785	$(252,810)
Unrealized (losses) arising during the period	(149,916)	23,185	(126,731)	(278,285)	45,064	(233,221)
Reclassifications of losses to:
Cost of revenues	48,755	(7,540)	41,215	91,848	(14,158)	77,690
Selling, general and administrative expenses	9,995	(1,546)	8,449	19,357	(2,982)	16,375
Net change	(91,166)	14,099	(77,067)	(167,080)	27,924	(139,156)
Ending balance	$(463,675)	$71,709	$(391,966)	$(463,675)	$71,709	$(391,966)

Accumulated other comprehensive income (loss):
Beginning balance	$(382,817)	$58,215	$(324,602)	$(282,583)	$42,900	$(239,683)
Other comprehensive income (loss)	(63,884)	13,397	(50,487)	(164,118)	28,712	(135,406)
Ending balance	$(446,701)	$71,612	$(375,089)	$(446,701)	$71,612	$(375,089)

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
Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Financial Services	$1,082,245	$954,379	$3,164,467	$2,720,427
Healthcare	655,415	599,947	1,916,770	1,651,540
Manufacturing/Retail/Logistics	533,048	490,622	1,559,288	1,378,062
Other	310,301	260,775	879,926	737,672
Total revenue	$2,581,009	$2,305,723	$7,520,451	$6,487,701
Segment Operating Profit:
Financial Services	$318,022	$324,450	$1,019,986	$895,079
Healthcare	200,804	230,145	642,399	612,210
Manufacturing/Retail/Logistics	168,686	177,075	527,786	466,485
Other	96,762	86,959	290,451	238,611
Total segment operating profit	784,274	818,629	2,480,622	2,212,385
Less: unallocated costs(1)	326,761	381,270	1,075,152	982,316
Income from operations	$457,513	$437,359	$1,405,470	$1,230,069
_____________________

(1)
Includes $31,271 and $27,023 of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, and $100,622 and $86,353 of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively. In addition, the unallocated costs for the three and nine months ended September 30, 2014 include the benefit of accruing incentive-based compensation at lower accrual rates than the comparable 2013 periods.

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues: (1)
North America(2)	$1,981,229	$1,783,081	$5,746,012	$5,042,666
Europe(3)	472,114	414,656	1,408,508	1,150,140
Rest of World (4)	127,666	107,986	365,931	294,895
Total	$2,581,009	$2,305,723	$7,520,451	$6,487,701

	As of
	September 30, 2014	December 31, 2013
Long-lived Assets: (5)
North America(2)	$50,781	$48,352
Europe	24,586	22,707
Rest of World (4)(6)	1,026,101	1,010,105
Total	$1,101,468	$1,081,164
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)
Includes revenue from operations in the United Kingdom of $276,996 and $246,397 for the three months ended September 30, 2014 and 2013, respectively, and $820,531 and $696,650 for the nine months ended September 30, 2014 and 2013, respectively.

(4)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 10 — Debt
On September 14, 2014, we obtained committed bridge financing from Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Barclays Bank PLC. The commitments in respect of the unsecured bridge facility (the “Bridge Facility”) allow us to borrow up to $1,000,000 to finance our acquisition of TriZetto (see Note 7 - Commitments and Contingencies) and to pay fees and expenses in connection therewith. We paid an initial commitment fee of $1,500, which was capitalized as deferred financing fees and recorded in other current assets on our condensed consolidated statement of financial position. The Bridge Facility requires us to pay a ticking fee of 0.075% per annum of the daily undrawn balance of the facility beginning on October 29, 2014. The commitments in respect of the Bridge Facility will expire upon the earliest to occur of (1) December 31, 2014, (2) the closing of the TriZetto acquisition without the use of the Bridge Facility, and (3) the termination of the purchase agreement governing the TriZetto acquisition in accordance with its terms. If we elect to fund the Bridge Facility we will enter into a bridge facility credit agreement (the “Bridge Facility Credit Agreement”) concurrent with the closing of the TriZetto acquisition. The Bridge Facility Credit Agreement will provide that (i) the Bridge Facility matures 364 days after the closing of the TriZetto acquisition and (ii) interest will be payable at the three-month LIBOR rate, plus a base margin. We expect the base margin will initially be 0.875% and will increase by 0.25% at the end of each 90 day period thereafter. The Bridge Facility Credit Agreement will provide for certain affirmative and negative covenants that are usual and customary for facilities and transactions of this type and will include a minimum consolidated interest coverage ratio covenant of at least 3.50:1.

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
For the three and nine months ended September 30, 2014, our revenue increased to $2,581.0 million and $7,520.5 million, respectively compared to $2,305.7 million and $6,487.7 million for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2014, net income increased to $355.6 million and $1,076.4 million or $0.58 and $1.76 per diluted share, respectively, compared to net income of $319.6 million and $904.2 million or $0.53 and $1.48 per diluted share during the three and nine months ended September 30, 2013, respectively. On a non-GAAP basis during the three and nine months ended September 30, 2014, our diluted earnings per share increased to $0.661 and $1.941, respectively compared to $0.591 and $1.681 for the three and nine months ended September 30, 2013, respectively.

___________

1
Non-GAAP diluted earnings per share is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

The key drivers of our revenue growth during the three months ended September 30, 2014 were as follows:

•	Solid performance across all of our business segments with revenue growth ranging from 8.6% to 19.0%;

•	Sustained strength in the North American market where revenues grew 11.1%, as compared to the quarter ended September 30, 2013;

•
Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets where we experienced revenue growth of 13.9% and 18.2%, respectively, as compared to the quarter ended September 30, 2013;

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
We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, EIM, application testing, application maintenance, IT IS, and BPS. In addition, we are seeing an increased customer interest in our social, mobile, analytics and cloud-based services, or SMAC. We are also seeing an increase in demand for larger, more complex projects that are transformational for our customers. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater variability in our period-to-period operating results. We finished the third quarter with approximately 1,255 active clients, compared to approximately 1,133 active clients as of September 30, 2013, and increased the number of strategic clients by 7 during the quarter, bringing the total number of our strategic clients to 264. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.
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
Our operating margin decreased to approximately 17.7% for the quarter ended September 30, 2014 compared to 19.0% for the quarter ended September 30, 2013. Our non-GAAP operating margin for the quarter ended September 30, 2014 was approximately 19.5%2 compared to 20.4%2 for the quarter ended September 30, 2013. The decrease in our GAAP and non-GAAP operating margins was due to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation accrual rates), investments to grow our business and the impact of the appreciation of the Indian rupee against the U.S. dollar, partially offset by lower realized losses on our cash flow hedges in 2014 compared to the 2013 period. Historically, we have invested our profitability above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery as well as recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

_________________

2
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

We finished the third quarter of 2014 with approximately 199,700 employees, which is an increase of approximately 33,300 as compared to September 30, 2013. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2014. Annualized turnover, including both voluntary and involuntary, was approximately 15.6% for the three months ended September 30, 2014. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.
At September 30, 2014, we had cash, cash equivalents and short-term investments of $4,618.5 million and working capital of $5,518.6 million. In September 2014, we announced a definitive agreement to acquire TZ US Parent, Inc. ("TriZetto"), a private U.S. healthcare information technology company for $2,700.0 million in cash, subject to customary adjustments. The transaction is expected to close in the fourth quarter of 2014. We intend to finance the acquisition through a combination of cash on hand and debt, and have obtained $1,000.0 million of committed financing ("Bridge Facility") in support of the transaction. We are in the process of obtaining permanent financing in connection with our anticipated acquisition of TriZetto. We expect to terminate the Bridge Facility as soon as permanent financing is obtained and the TriZetto acquisition is completed.
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
We had approximately 1,255 active clients as of September 30, 2014. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended September 30, 2014 and 2013. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:
(Dollars in thousands, except per share amounts)

		% of		% of	Increase (Decrease)
	2014	Revenues	2013	Revenues	$	%
Revenues	$2,581,009	100.0	$2,305,723	100.0	$275,286	11.9
Cost of revenues(1)	1,569,828	60.8	1,382,336	60.0	187,492	13.6
Selling, general and administrative expenses(1)	506,019	19.6	443,376	19.2	62,643	14.1
Depreciation and amortization expense	47,649	1.8	42,652	1.8	4,997	11.7
Income from operations	457,513	17.7	437,359	19.0	20,154	4.6
Other income (expense), net	6,226		1,839		4,387	238.6
Income before provision for income taxes	463,739	18.0	439,198	19.0	24,541	5.6
Provision for income taxes	108,115		119,571		(11,456)	(9.6)
Net income	$355,624	13.8	$319,627	13.9	$35,997	11.3
Diluted earnings per share	$0.58		$0.53		$0.05
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$503,673	19.5	$469,502	20.4	$34,171	7.3
Non-GAAP diluted earnings per share	$0.66		$0.59		$0.07
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 11.9%, or approximately $275.3 million, to approximately $2,581.0 million during the three months ended September 30, 2014 from approximately $2,305.7 million during the three months ended September 30, 2013. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from new customers contributed $64.0 million representing 23.3% of the period over period revenue growth. Our consulting and technology services revenues increased by approximately 18.0% compared to the three months ended September 30, 2013 and represented approximately 53.5% of total revenues for the three months ended September 30, 2014, while our outsourcing services revenue increased by approximately 5.7% and constituted approximately 46.5% of total revenues for the three months ended September 30, 2014.
We had approximately 1,255 active clients as of September 30, 2014 as compared to approximately 1,133 active clients as of September 30, 2013. Revenues from our top five customers as a percentage of total revenues were 11.9% and 13.0% for the quarters ended September 30, 2014 and 2013, respectively. Revenues from our top ten customers as a percentage of total revenues were 21.0%, and 22.3% for the quarters ended September 30, 2014 and 2013, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the three months ended September 30:

(Dollars in thousands)	2014	2013	Increase
			$	%
Financial Services	$1,082,245	$954,379	$127,866	13.4
Healthcare	655,415	599,947	55,468	9.2
Manufacturing/Retail/Logistics	533,048	490,622	42,426	8.6
Other	310,301	260,775	49,526	19.0
Total revenue	$2,581,009	$2,305,723	$275,286	11.9

Revenue from our Financial Services segment grew 13.4% or $127.9 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Our banking and insurance customers contributed approximately $67.7 million and $60.2 million, respectively, to the period-over-period revenue increase. In this segment, revenue from customers added since September 30, 2013 was approximately $23.1 million and represented 18.1% of the period-over-period revenue increase in this segment. Key areas of focus for our Financial Services customers included cost optimization, regulatory and compliance driven initiatives, risk management, and the adoption and integration of SMAC technologies to align with shifts in consumer preferences.
Revenue from our Healthcare segment grew 9.2% or $55.5 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. During the third quarter of 2014, growth was stronger among our healthcare customers, where revenue increased by approximately $38.0 million as compared to an increase of approximately $17.5 million for our life science customers. Revenue from customers added since September 30, 2013 was approximately $8.2 million and represented 14.8% of the period-over-period revenue increase in this segment. Although discretionary spending by our healthcare customers recently has been negatively affected by uncertainty created by regulatory changes, including the Affordable Care Act initiatives in the United States, we believe that the healthcare industry continues to present a growth opportunity in the long term. Additionally, over the past year, IT spending by some of our life sciences customers has been and may continue to be adversely impacted by the patent cliff affecting the pharmaceutical industry.
Revenue from our Manufacturing/Retail/Logistics segment grew 8.6% or $42.4 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. During the third quarter of 2014, growth was stronger among our manufacturing and logistics customers, where revenue increased by approximately $23.7 million as compared to an increase of approximately $18.7 million for our retail and hospitality customers. Revenue from customers added since September 30, 2013 was approximately $20.6 million and represented approximately 48.6% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by multichannel commerce implementation and integration efforts, analytics, supply chain consulting and implementation initiatives, and increased adoption of SMAC technologies to align with shifts in consumer preferences. Discretionary spending by our retail customers has been and may continue to be affected by recent weakness in the retail sector.
Revenue from our Other segment grew 19.0% or $49.5 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. In the third quarter of 2014, growth within Other was due to an increase in discretionary spending and was strong among our telecommunication customers, where revenues increased by approximately $25.2 million, our information, media and entertainment customers, where revenue increased by approximately $12.0 million, and our high technology customers, where revenue increased by about $10.2 million. Revenue from customers added since September 30, 2013 was approximately $12.1 million and represented 24.5% of the period-over-period revenue increase in this segment.

Revenue - Geographic Markets. Revenues by geographic market were as follows for the three months ended September 30:

(Dollars in thousands)	2014	2013	Increase
			$	%
North America	$1,981,229	$1,783,081	$198,148	11.1
United Kingdom	276,996	246,397	30,599	12.4
Rest of Europe	195,118	168,259	26,859	16.0
Europe - Total	472,114	414,656	57,458	13.9
Rest of World	127,666	107,986	19,680	18.2
Total Revenue	$2,581,009	$2,305,723	$275,286	11.9

North America continues to be our largest market representing approximately 76.8% of total revenue for the third quarter of 2014 and accounted for $198.1 million of the $275.3 million total revenue increase from the third quarter of 2013. In 2014, revenue from our customers in Europe grew 13.9% compared to 2013. The revenue growth in Europe was driven by the increasing acceptance of our global delivery model and Europe's continued economic recovery. We believe the European market is under-penetrated and represents a significant future growth opportunity for us. The revenue growth from our Rest of World customers in 2014 was primarily driven by the India, Japan, Australia, Hong Kong, and Singapore markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as growth opportunities for the long term.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 13.6% or $187.5 million during the third quarter of 2014 as compared to the third quarter of 2013. The increase was due primarily to an increase in compensation and benefits costs (net of the impact of lower incentive-based compensation accrual rates), and the impact of the appreciation of the Indian rupee against the U.S. dollar, partially offset by lower realized losses on our cash flow hedges in 2014 compared to the 2013 period. For the three months ended September 30, 2014, compensation and benefit costs increased by approximately $122.4 million, primarily as a result of the increase in the number of our technical personnel and the impact of annual wage increases.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 13.9%, or $67.6 million during the third quarter of 2014 as compared to the third quarter of 2013. Selling, general and administrative expenses, including depreciation and amortization, increased as a percentage of revenue to 21.5% in the third quarter of 2014 as compared to 21.1% in the third quarter of 2013. The increase as a percentage of revenue was due primarily to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation accrual rates), investments to grow our business and the impact of the appreciation of the Indian rupee versus the U.S. dollar, partially offset by lower realized losses on our cash flow hedges in 2014 compared to the 2013 period.
Income from Operations and Operating Margin - Overall. Income from operations increased 4.6%, or approximately $20.2 million in the third quarter of 2014 as compared to the third quarter of 2013. Our operating margin decreased to 17.7% during the third quarter of 2014 from 19.0% in the third quarter of 2013, due to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation accrual rates), investments to grow our business and the impact of the appreciation of the Indian rupee against the U.S. dollar, partially offset by lower realized losses on our cash flow hedges in 2014 compared to the 2013 period. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 52 basis points or 0.52 percentage points in the three months ended September 30, 2014. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 22 basis points or 0.22 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended September 30, 2014 and 2013, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 120 basis points or 1.20 percentage points and 255 basis points or 2.55 percentage points, respectively.

For the three months ended September 30, 2014 and 2013, our non-GAAP operating margins were 19.5%3, and 20.4%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.
Segment Operating Profit. Segment operating profits were as follows for the three months ended September 30:

(Dollars in thousands)			Increase (Decrease)
	2014	2013	$	%
Financial Services	$318,022	$324,450	$(6,428)	(2.0)
Healthcare	200,804	230,145	(29,341)	(12.7)
Manufacturing/Retail/Logistics	168,686	177,075	(8,389)	(4.7)
Other	96,762	86,959	9,803	11.3
Total segment operating profit	784,274	818,629	(34,355)	(4.2)
Less: unallocated costs(1)	326,761	381,270	(54,509)	(14.3)
Income from operations	$457,513	$437,359	$20,154	4.6
____________

(1)	Includes $31,271 and $27,023 of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively.
The decrease in segment operating profit in our financial services, healthcare and manufacturing/retail/logistics segments was attributable primarily to increases in compensation and benefit costs and continued investments to grow our business, partially offset by increases in revenue. The increase in segment operating profit in our Other segment is primarily due to increased revenues, partially offset by an increase in compensation and benefit costs and investments to grow our business. The decrease in unallocated costs is attributable to lower incentive-based compensation accrual rates in 2014 compared to the 2013 period.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the three months ended September 30:
(Dollars in thousands)

	2014	2013	Increase (Decrease)
Foreign currency exchange (losses)	$(17,078)	$(16,315)	$(763)
Gains on foreign exchange forward contracts not designated as hedging instruments	5,856	7,126	(1,270)
Net foreign currency exchange (losses)	(11,222)	(9,189)	(2,033)
Interest income	17,201	10,696	6,505
Other, net	247	332	(85)
Total other income (expense), net	$6,226	$1,839	$4,387

The foreign currency exchange losses of approximately $17.1 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency as well as the remeasurement of Euro and British pounds denominated net monetary assets on the books of certain foreign subsidiaries. The $5.9 million of gains on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee, Euro and British pound denominated net monetary assets. As of September 30, 2014, the notional value of our undesignated hedges was $201.8 million. The increase in interest income of $6.5 million was primarily attributable to an increase in average invested balances.

_______________
3    Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Provision for Income Taxes. The provision for income taxes decreased to approximately $108.1 million during the three months ended September 30, 2014 from approximately $119.6 million during the three months ended September 30, 2013. The effective income tax rate decreased to 23.3% for the three months ended September 30, 2014 from 27.2% for the three months ended September 30, 2013. The decrease in our effective income tax rate was primarily attributed to changes in the geographic mix of our current year earnings and discrete tax benefits recorded in 2014, partially offset by a scheduled reduction of certain income tax holiday benefits in India in 2014.
Net Income. Net income increased to approximately $355.6 million for the three months ended September 30, 2014 from approximately $319.6 million for the three months ended September 30, 2013, representing 13.8% and 13.9% of revenues, respectively.
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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:
(Dollars in thousands, except per share amounts)

	2014	% of Revenues	2013	% of Revenues
GAAP income from operations and operating margin	$457,513	17.7	$437,359	19.0
Add: Stock-based compensation expense	31,271	1.2	27,023	1.2
Add: Acquisition-related charges (1)	14,889	0.6	5,120	0.2
Non-GAAP income from operations and non-GAAP operating margin	$503,673	19.5	$469,502	20.4

GAAP diluted earnings per share	$0.58		$0.53
Effect of above operating adjustments, net of tax	0.06		0.04
Effect on non-operating foreign currency exchange gains and losses, net of tax (2)	0.02		0.02
Non-GAAP diluted earnings per share	$0.66		$0.59
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
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30: (Dollars in thousands, except per share amounts)

		% of		% of	Increase
	2014	Revenues	2013	Revenues	$	%
Revenues	$7,520,451	100.0	$6,487,701	100.0	$1,032,750	15.9
Cost of revenues(1)	4,501,734	59.9	3,854,314	59.4	647,420	16.8
Selling, general and administrative expenses(1)	1,474,399	19.6	1,277,106	19.7	197,293	15.4
Depreciation and amortization expense	138,848	1.8	126,212	1.9	12,636	10.0
Income from operations	1,405,470	18.7	1,230,069	19.0	175,401	14.3
Other income (expense), net	33,295		6,709		26,586	396.3
Income before provision for income taxes	1,438,765	19.1	1,236,778	19.1	201,987	16.3
Provision for income taxes	362,355		332,532		29,823	9.0
Net income	$1,076,410	14.3	$904,246	13.9	$172,164	19.0
Diluted earnings per share	$1.76		$1.48		$0.28
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$1,536,523	20.4	$1,334,108	20.6	$202,415	15.2
Non-GAAP diluted earnings per share	$1.94		$1.68		$0.26
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 15.9%, or approximately $1,032.8 million, to approximately $7,520.5 million during the nine months ended September 30, 2014 from approximately $6,487.7 million during the nine months ended September 30, 2013. This increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from new customers contributed $132.8 million representing 12.9% of the period over period revenue growth. Our consulting and technology services revenues increased by approximately 20.6% compared to the nine months ended September 30, 2013 and represented approximately 52.4% of total revenues for the nine months ended September 30, 2014, while our outsourcing services revenue increased by approximately 11.2% and constituted approximately 47.6% of total revenues for the nine months ended September 30, 2014.
We had approximately 1,255 active clients as of September 30, 2014 as compared to approximately 1,133 active clients as of September 30, 2013. Revenues from our top five customers as a percentage of total revenues were 12.6% and 13.5% for the nine months ended September 30, 2014 and 2013, respectively. Revenues from our top ten customers as a percentage of total revenues were 21.7% and 23.1% for the nine months ended September 30, 2014 and 2013, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.
Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the nine months ended September 30:

(Dollars in thousands)	2014	2013	Increase
			$	%
Financial services	$3,164,467	$2,720,427	$444,040	16.3
Healthcare	1,916,770	1,651,540	265,230	16.1
Manufacturing/Retail/Logistics	1,559,288	1,378,062	181,226	13.2
Other	879,926	737,672	142,254	19.3
Total revenue	$7,520,451	$6,487,701	$1,032,750	15.9

Revenue from our Financial Services segment grew 16.3% or $444.0 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Our banking and insurance customers contributed approximately $273.2 million and $170.8 million, respectively, to the period-over-period revenue increase. In this segment, revenue from customers added since September 30, 2013 was approximately $56.5 million and represented 12.7% of the period-over-period revenue increase in this segment. Key areas of focus for our Financial Services customers included cost optimization, regulatory and compliance driven initiatives, risk management, and the adoption and integration of SMAC technologies to align with shifts in consumer preferences.
Revenue from our Healthcare segment grew 16.1% or $265.2 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2014, revenue growth was stronger among our healthcare customers, where revenue increased by approximately $219.3 million as compared to an increase of approximately $45.9 million for our life sciences customers. Revenue from customers added since September 30, 2013 was approximately $13.7 million and represented 5.2% of the period-over-period revenue increase in this segment. Although discretionary spending by our healthcare customers recently has been negatively affected by uncertainty created by regulatory changes, including the Affordable Care Act initiatives in the United States, we believe that the healthcare industry continues to present a growth opportunity in the long term. Additionally, over the past year, IT spending by some of our life sciences customers has been and may continue to be adversely impacted by the patent cliff affecting the pharmaceutical industry.
Revenue from our Manufacturing/Retail/Logistics segment grew 13.2% or $181.2 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2014, growth was stronger among our manufacturing and logistics customers, where revenue increased by approximately $104.5 million as compared to an increase of approximately $76.7 million for our retail and hospitality customers. Revenue from customers added since September 30, 2013 was approximately $38.2 million and represented approximately 21.1% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by multichannel commerce implementation and integration efforts, analytics, supply chain consulting and implementation initiatives, and increased adoption of SMAC technologies to align with shifts in consumer preferences. Discretionary spending by our retail customers has been and may continue to be affected by recent weakness in the retail sector.

Revenue from our Other segment grew 19.3% or $142.3 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, growth within Other was due to an increase in discretionary spending and was particularly strong among our high technology customers, where revenue increased by approximately $59.6 million, and among our telecommunication customers, where revenues increased by approximately $67.3 million. Revenue from customers added since September 30, 2013 was approximately $24.4 million and represented 17.1% of the period-over-period revenue increase in this segment.
Revenue - Geographic Markets. Revenues by geographic market were as follows for the nine months ended September 30:

(Dollars in thousands)	2014	2013	Increase
			$	%
North America	$5,746,012	$5,042,666	$703,346	13.9
United Kingdom	820,531	696,650	123,881	17.8
Rest of Europe	587,977	453,490	134,487	29.7
Europe - Total	1,408,508	1,150,140	258,368	22.5
Rest of World	365,931	294,895	71,036	24.1
Total Revenue	$7,520,451	$6,487,701	$1,032,750	15.9

North America continues to be our largest market representing approximately 76.4% of total revenue for the nine months ended September 30, 2014 and accounted for $703.3 million of the $1,032.8 million total revenue increase over the nine months ended September 30, 2013. Revenue from Europe grew 22.5% compared to 2013. The revenue growth in Europe was driven by the increasing acceptance of our global delivery model and Europe's continued economic recovery. Revenue growth in our Rest of Europe market includes the benefit of our 2013 acquisitions of six C1 group companies and Equinox. We believe the European market is under-penetrated and represents a significant future growth opportunity for us. Revenue growth from Rest of World customers in 2014 was primarily driven by the India, Australia, Middle East, Singapore, Japan and Hong Kong markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as growth opportunities for the long term.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 16.8% or $647.4 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was due primarily to an increase in compensation and benefits costs (net of the impact of lower incentive-based compensation accrual rates), partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and lower realized losses on our cash flow hedges in 2014 compared to the 2013 period. For the nine months ended September 30, 2014, compensation and benefit costs increased by approximately $504.3 million, primarily as a result of the increase in the number of our technical personnel.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 15.0%, or $209.9 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Selling, general and administrative expenses, including depreciation and amortization, decreased slightly as a percentage of revenue to 21.5% in the nine months ended September 30, 2014 as compared to 21.6% in the nine months ended September 30, 2013.
Income from Operations and Operating Margin - Overall. Income from operations increased 14.3% or approximately $175.4 million during the nine months ended September 30, 2014 as compared to the first nine months of 2013. Our operating margin decreased to 18.7% during the nine months ended September 30, 2014 from 19.0% in the nine months ended September 30, 2013, due to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation accrual rates) and investments to grow our business, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar and lower realized losses on our cash flow hedges in 2014 compared to the 2013 period. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar favorably impacted our operating margin by approximately 120.0 basis points or 1.2 percentage points during the nine months ended September 30, 2014. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 20 basis points or 0.20 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2014 and 2013, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 136 basis points or 1.36 percentage points and 171 basis points or 1.71 percentage points, respectively.
For the nine months ended September 30, 2014 and 2013, our non-GAAP operating margins were 20.4%4, and 20.6%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.
Segment Operating Profit. Segment operating profits were as follows for the nine months ended September 30:

(Dollars in thousands)			Increase
	2014	2013	$	%
Financial Services	$1,019,986	$895,079	$124,907	14.0
Healthcare	642,399	612,210	30,189	4.9
Manufacturing/Retail/Logistics	527,786	466,485	61,301	13.1
Other	290,451	238,611	51,840	21.7
Total segment operating profit	2,480,622	2,212,385	268,237	12.1
Less: unallocated costs(1)	1,075,152	982,316	92,836	9.5
Income from operations	$1,405,470	$1,230,069	$175,401	14.3
____________

(1)	Includes $100,622 and $86,353 of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively.
The increase in segment operating profit across all our segments was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs and continued investments to grow our business. In addition, segment operating profit in our Healthcare segment was negatively impacted by continued investments to build out our delivery capabilities for newer services. The unallocated costs increased due to continued investments to grow our business partially offset by the impact of lower incentive-based compensation accrual rates.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the nine months ended September 30:
(Dollars in thousands)

	2014	2013	Increase (Decrease)
Foreign currency exchange (losses)	$(6,431)	$(54,110)	$47,679
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(6,760)	22,096	(28,856)
Net foreign currency exchange (losses)	(13,191)	(32,014)	18,823
Interest income	44,838	37,023	7,815
Other, net	1,648	1,700	(52)
Total other income (expense), net	$33,295	$6,709	$26,586

_______________

4
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

The foreign currency exchange losses of approximately $6.4 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency as well as the remeasurement of Euro and British pounds denominated net monetary assets on the books of certain foreign subsidiaries. The $6.8 million of losses on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains on our foreign exchange forward contracts entered into primarily to offset foreign currency exposure to Indian rupee, Euro and British pound denominated net monetary assets. As of September 30, 2014, the notional value of our undesignated hedges was $201.8 million. The increase in interest income of $7.8 million was primarily attributable to an increase in average invested balances.
Provision for Income Taxes. The provision for income taxes increased to approximately $362.4 million during the nine months ended September 30, 2014 from approximately $332.5 million during the nine months ended September 30, 2013. The effective income tax rate decreased to 25.2% for the nine months ended September 30, 2014 from 26.9% for the nine months ended September 30, 2013. The decrease in our effective income tax rate was primarily attributed to changes in the geographic mix of our current year earnings and discrete tax benefits recorded in 2014, partially offset by a scheduled reduction of certain income tax holiday benefits in India in 2014.
Net Income. Net income increased to approximately $1,076.4 million for the nine months ended September 30, 2014 from approximately $904.2 million for the nine months ended September 30, 2013, representing 14.3% and 13.9% of revenues, respectively.
Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:
(Dollars in thousands, except per share amounts)

	2014	% of Revenues	2013	% of Revenues
GAAP income from operations and operating margin	$1,405,470	18.7	$1,230,069	19.0
Add: Stock-based compensation expense	100,622	1.3	86,353	1.3
Add: Acquisition-related charges (1)	30,431	0.4	17,686	0.3
Non-GAAP income from operations and non-GAAP operating margin	$1,536,523	20.4	$1,334,108	20.6
GAAP diluted earnings per share	$1.76		$1.48
Effect of above operating adjustments, net of tax	0.17		0.13
Effect on non-operating foreign currency exchange gains and losses, net of tax (2)	0.01		0.07
Non-GAAP diluted earnings per share	$1.94		$1.68
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

Liquidity and Capital Resources
At September 30, 2014, we had cash, cash equivalents and short-term investments of $4,618.5 million. We have used, and plan to use, such cash for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including working capital. As of September 30, 2014, we had working capital of approximately $5,518.6 million.

The following table provides a summary of the major cash flows and liquidity trends for the nine months ended September 30:

(Dollars in thousands)	2014	2013	Increase
Net cash from operating activities	$1,148,814	$917,903	$230,911
Net cash (used in) investing activities	(626,636)	(378,376)	(248,260)
Net cash (used in) financing activities	(108,388)	(61,049)	(47,339)
Operating activities. The increase in cash generated from operating activities was primarily attributable to the increase in our net income during the 2014 period as compared to the 2013 period and a more efficient deployment of working capital. Trade accounts receivable increased to approximately $1,809.0 million at September 30, 2014 from approximately $1,648.8 million at December 31, 2013. Unbilled accounts receivable increased to approximately $338.1 million at September 30, 2014 from approximately $226.5 million at December 31, 2013. The increase in trade accounts receivable and unbilled receivables as of September 30, 2014 as compared to December 31, 2013 was primarily due to increased revenues and a higher number of days of sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. At September 30, 2014, our days sales outstanding, including unbilled receivables, was approximately 77 days as compared to 73 days at December 31, 2013 and 75 days as of September 30, 2013.
Investing activities. The increase in net cash used in investing activities is primarily related to our additional investments in available-for-sale securities in the 2014 period, partially offset by lower expenditures on business combinations.
Financing activities. The increase in cash used in financing activities in the 2014 period is primarily attributable to greater repurchases of common stock, including stock repurchases made in connection with our stock-based compensation plans, whereby company shares were tendered by employees for payment of applicable statutory tax withholdings, and lower issuances of common stock under our stock-based compensation plans.
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

On September 14, 2014, we obtained committed bridge financing from Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Barclays Bank PLC. The commitments in respect of the unsecured bridge facility allow us to borrow up to $1,000.0 million to finance our anticipated acquisition of TriZetto and to pay fees and expenses in connection therewith. The Bridge Facility requires us to pay a ticking fee of 0.075% per annum of the daily undrawn balance of the facility beginning on October 29, 2014. The commitments in respect of the Bridge Facility will expire upon the earliest to occur of (1) December 31, 2014, (2) the closing of the TriZetto acquisition without the use of the Bridge Facility, and (3) the termination of the purchase agreement governing the TriZetto acquisition in accordance with its terms. If we elect to fund the Bridge Facility we will enter into a bridge facility credit agreement (the “Bridge Facility Credit Agreement”) concurrent with the closing of the TriZetto acquisition. The Bridge Facility Credit Agreement will provide that (i) the Bridge Facility matures 364 days after the closing of the TriZetto acquisition and (ii) interest will be payable at the three-month LIBOR rate, plus a base margin. We expect the base margin will initially be 0.875% and will increase by 0.25% at the end of each 90 day period thereafter. The Bridge Facility Credit Agreement will provide for certain affirmative and negative covenants that are usual and customary for facilities and transactions of this type and will include a minimum consolidated interest coverage ratio covenant of at least 3.50:1.
We are in the process of obtaining permanent financing in connection with our anticipated acquisition of TriZetto. We expect to terminate the Bridge Facility as soon as permanent financing is obtained and the TriZetto acquisition is completed. The permanent financing is contingent on the completion of the TriZetto acquisition and is anticipated to be a credit agreement (“Credit Agreement”) with a commercial bank syndicate providing for a five-year $1,000.0 million unsecured term loan facility (“Term Facility”) and a $750.0 million unsecured revolving credit facility (“Revolving Facility”). We expect to use cash on hand in the U.S. and the Term Facility to fund the acquisition of TriZetto. The Revolving Facility is expected to be available for general corporate purposes.

As of September 30, 2014, $2,734.4 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed, considering access to both domestic and foreign credit markets. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the United States and our current plans do not indicate a need to repatriate these amounts to fund our cash needs in the United States. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of tax that would result from such repatriation.

Commitments and Contingencies
In September 2014, we announced a definitive agreement to acquire TriZetto for $2,700.0 million in cash, subject to customary adjustments. The transaction is expected to close in the fourth quarter of 2014. We intend to finance the acquisition through a combination of cash on hand and debt, and have obtained $1,000.0 million of committed financing in support of the transaction. We are in the process of obtaining permanent financing in connection with our anticipated acquisition of TriZetto. We expect to terminate the Bridge Facility as soon as permanent financing is obtained and the TriZetto acquisition is completed.
As of September 30, 2014, we had outstanding fixed capital commitments of approximately $34.0 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as Special Economic Zones, or SEZs located in India.
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

Foreign Currency Risk
Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 76.4% of our revenues for the nine months ended September 30, 2014 were generated from customers located in North America. However, a portion of our costs in India, representing approximately 25.4% of our global operating costs for the nine months ended September 30, 2014, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the nine months ended September 30, 2014, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of approximately $6.4 million, which were primarily attributed to the remeasurement of Euro and British pounds denominated net monetary assets on the books of certain foreign subsidiaries to the U.S. dollar functional currency and the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee.
We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Our Indian subsidiaries, collectively referred to as Cognizant India, converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three and nine months ended September 30, 2014, we reported losses of $30.9 million and $102.2 million, respectively, on contracts that settled during these periods. As of September 30, 2014, we have outstanding contracts with a notional value of $1,740.0 million and weighted average forward rate of 60.4 rupees to the U.S. dollar. These contracts are scheduled to mature as follows: outstanding contracts with a notional value of $300.0 million and a weighted average forward rate of 55.1 rupees to the U.S. dollar scheduled to mature in 2014; outstanding contracts with a notional value of $1,200.0 million and a weighted average forward rate of 60.4 rupees to the U.S. dollar scheduled to mature in 2015; outstanding contracts with a notional value of $240.0 million and a weighted average forward rate of 67.2 rupees to the U.S. dollar scheduled to mature in 2016.
Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2014 and 2015 which are used to hedge our foreign currency denominated net monetary assets. At September 30, 2014, the notional value of the outstanding contracts was $201.8 million and the related fair value was an asset of $1.3 million. During the three and nine months ended September 30, 2014, inclusive of approximately $5.9 million of gains and $6.8 million of losses, respectively, on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $11.2 million and $13.2 million, respectively.

Off-Balance Sheet Arrangements
Other than our foreign exchange forward contracts and the Bridge Facility, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the 2014 and 2013 periods that have, or are reasonably likely to have, a current or future effect on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, plans, objectives, and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, but not limited to, a downturn in economic conditions in the United States and Europe; the loss of customers; the rate of growth in the use of technology in business and the type and level of technology spending by our clients; the risk of reputational harm to us; increased competition from other service providers; the risk that we may not be able to keep pace with the rapidly evolving technological environment; competition for hiring highly-skilled professionals or the loss of key personnel; the risk that we may not be able to control our costs or maintain favorable pricing and utilization rates; the risk that we might not be able to maintain effective internal controls; the risk that we may not be able to enforce non-competition agreements with our executives; the risk of liability resulting from security breaches; our inability to successfully acquire or integrate target companies, including TriZetto; changes in domestic and international regulations and legislation, including immigration and anti-outsourcing legislation; the effect of fluctuations in the Indian rupee and other currency exchange rates; the effect of our use of derivative instruments; the risk of war, terrorist activities, pandemics and natural disasters; the possibility that we may choose to repatriate foreign earnings or that those earnings may become subject to tax on a U.S. basis; the possibility that we may lose certain tax benefits provided to companies in our industry by India; the risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others; the possibility that we could lose our ability to utilize the intellectual property rights of others; and the factors set forth in Part II, in the section entitled “Item 1A. Risk Factors” in this report. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2013. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of September 30, 2014, the notional value of these contracts was $1,740.0 million. The outstanding contracts as of September 30, 2014 are scheduled to mature each month during 2014, 2015, and 2016. As of September 30, 2014, the net unrealized loss on our outstanding foreign exchange forward contracts was $137.1 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2014, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $151.9 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. The exposure primarily relates to the Indian rupee, Euro and British pounds. We use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2014 and 2015 which are used to hedge our Indian rupee, Euro, and British pounds denominated net monetary assets. At September 30, 2014, the notional value of the outstanding contracts was $201.8 million and the related fair value was an asset of $1.3 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2014, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $19.5 million.
As of September 30, 2014, we do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash, cash equivalents and short-term investments. On September 30, 2014, we had approximately $4,618.5 million of cash, cash equivalents and short-term investments most of which are impacted almost immediately by changes in short-term interest rates.
We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of September 30, 2014, our short-term investments totaled $2,000.9 million. Our investment portfolio is primarily comprised of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities include Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.
On September 14, 2014, we obtained the Bridge Facility, which allows us to borrow up to $1,000.0 million to finance our acquisition of TriZetto and to pay fees and expenses in connection therewith. If we elect to fund the Bridge Facility we will enter into the Bridge Facility Credit Agreement concurrent with the closing of the TriZetto acquisition.The Bridge Facility Credit Agreement will provide that interest will be payable at the three-month LIBOR rate, plus a base margin. We expect the base margin will initially be 0.875% and will increase by 0.25% at the end of each 90 day period thereafter. Additionally, we are in the process of obtaining permanent financing in connection with our anticipated acquisition of TriZetto. We expect to terminate the Bridge Facility as soon as permanent financing is obtained and the TriZetto acquisition is completed.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2014. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have offices and operations in various countries around the world and provide services to clients globally. During the first nine months of 2014, approximately 76.4% of our revenues were attributable to the North American region, 18.7% were attributable to the European region, and 4.9% were attributable to the rest of the world, primarily the Asia Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.
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
Revenues from customers outside North America represented approximately 23.6% of our revenues for the nine months ended September 30, 2014. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region. In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, which may cause volatility in our reported income, and risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from foreign policy or the variability of foreign economic conditions. From time to time, we may engage in hedging transactions to mitigate our risks relating to exchange rate fluctuations. The use of hedging contracts is intended to mitigate or reduce transactional level volatility in the results of our foreign operations, but does not completely eliminate volatility and risk. In addition, the use of hedging contracts includes the risk of non-performance by the counterparty. Additional risks associated with international operations include difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers and potential difficulties in collecting accounts receivable. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with local officials and/or desired clients, which may put us at a competitive disadvantage. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries. There can be no assurance that these and other factors will not impede the success of our international expansion plans, limit our ability to compete effectively in other countries or otherwise have a material adverse effect on our business, results of operations and financial condition.
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
Approximately 76.4% of our revenues during the nine months ended September 30, 2014 were derived from customers located in North America. In the same period, approximately 18.7% of our revenues were derived from customers located in Europe. If the United States or European economy weakens or slows and conditions in the financial markets deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and Europe could have an adverse impact on our revenues because our revenues are primarily derived from the United States and Europe. In addition, during the nine months ended September 30, 2014, we earned approximately 42.1% of our revenues from the financial services industry, which includes insurance. Deterioration in the financial services industry or significant consolidation in that industry, or a decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.
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
For the nine months ended September 30, 2014, we reported an operating margin of 18.7%. Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or due to adverse fluctuations in foreign currency exchange rates. In addition, historically, wages in India have increased at a faster rate than in the United States. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins. Although we have historically been able to partially offset wage increases and foreign currency fluctuations through further leveraging the scale of our operating structure, obtaining price increases, and issuing a lower number of stock-based compensation awards in proportion to our overall headcount, we cannot be sure that we will be able to continue to do so in the future.
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
Our top five and top ten customers generated approximately 12.6% and 21.7%, respectively, of our revenues for the nine months ended September 30, 2014. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, a significant portion of our projects are contracted on a fixed-price basis, subjecting us to the foregoing risks to an even greater extent. Fixed-price contracts accounted for approximately 35.3% of our revenues for the nine months ended September 30, 2014. We expect that an increasing number of our future projects will be contracted on a fixed-price basis. In addition to the other risks described in the paragraph above, we bear the risk of cost over-runs and operating cost inflation in connection with projects covered by fixed-price contracts. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, results of operations and financial condition.
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
The TriZetto acquisition may not be consummated in the fourth quarter of 2014, or at all.
The TriZetto acquisition is expected to close in the fourth quarter of 2014, but is subject to a number of closing conditions. Satisfaction of many of these conditions is beyond our control. If these conditions are not satisfied or waived, the TriZetto acquisition will not be completed. Certain of the conditions that remain to be satisfied include, but are not limited to:

•	the continued accuracy of the representations and warranties in the stock purchase agreement;

•	the performance by each party of its respective obligations under the stock purchase agreement;

•	the absence of any legal proceeding or order by a governmental authority restraining, enjoining or otherwise prohibiting the TriZetto acquisition; and

•	the absence of a material adverse effect on the results of operations or financial condition of the TriZetto business.
As a result, the TriZetto acquisition may not close when expected, or at all. Failure to complete or delays in completing the TriZetto acquisition could have an adverse impact on our future business and operations and could negatively impact the price of our common stock.
We may not be able to successfully acquire target companies or integrate acquired companies or technologies into our company, and we may become subject to certain liabilities assumed or incurred in connection with our acquisitions that could harm our operating results.
If we are unable to complete the number and kind of acquisitions for which we plan, including the TriZetto acquisition, or if we are inefficient or unsuccessful at integrating any acquired businesses, including TriZetto, into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. We expect to continue pursuing strategic acquisition and joint venture opportunities designed to enhance our capabilities, expand our capacity and geographic presence and/or enter new technology areas. We cannot predict or guarantee that we have successfully identified or that we will successfully identify suitable acquisition candidates or consummate any acquisition or joint venture. We may need to divert and/or dedicate management and other resources to complete the transactions. Once we have consummated an acquisition transaction or entered into a joint venture transaction, we may not be able to integrate the acquired business or joint venture (and personnel) into our operations, recognize anticipated efficiencies and/or benefits, realize our strategic objectives or achieve the desired financial and operating results, in each case, both generally and as a result of our unique organizational structure. Acquisitions and joint ventures involve a number of special risks, including diversion of management’s attention, failure to retain key personnel and the potential assumption or incurrence of liabilities and/or obligations.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Through September 2014, our Board of Directors has authorized the repurchase of $2.0 billion of our outstanding shares of Class A common stock, excluding fees and expenses, through December 31, 2015. Under the stock repurchase program, the company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, or private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the company’s management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.
We did not repurchase any shares of our Class A common stock under our stock repurchase program during the three months ended September 30, 2014. As of September 30, 2014, the remaining available balance under the Board authorization was $871.9 million.

Item 6.    Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed / Furnished Herewith
2.1	Stock Purchase Agreement, dated September 14, 2014, by and among TZ US Parent, Inc., TZ Holdings, L.P. and Cognizant Domestic Holdings Corporation. (The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.)	8-K	000-24429	2.1	9/15/2014
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on June 4, 2013	8-K	000-24429	3.2	6/5/2013
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	November 6, 2014	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2014	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed / Furnished Herewith
2.1	Stock Purchase Agreement, dated September 14, 2014, by and among TZ US Parent, Inc., TZ Holdings, L.P. and Cognizant Domestic Holdings Corporation. (The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.)	8-K	000-24429	2.1	9/15/2014
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on June 4, 2013	8-K	000-24429	3.2	6/5/2013
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith