Form 10-K
period 2014-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2015-02-27
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No
The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2014, based on $48.91 per share, the last reported sale price on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC on that date, was $29,556,044,386.
The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 19, 2015 was 609,616,575 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business
Overview
We are a leading provider of information technology (IT), consulting and business process services, dedicated to helping the world’s leading companies innovate and build stronger businesses. Our clients engage us to help them operate more efficiently, provide solutions for critical business and technology problems, and to help them drive technology-based innovation and growth. Our core competencies include: Business, Process, Operations and IT Consulting, Application Development and Systems Integration, Enterprise Information Management, or EIM, Application Testing, Application Maintenance, IT Infrastructure Services, or IT IS, and Business Process Services, or BPS. We tailor our services to specific industries and utilize an integrated global delivery model. This seamless global sourcing model combines industry-specific expertise, client service teams based on-site at the client locations and delivery teams located at dedicated near-shore and offshore global delivery centers.
We completed several acquisitions during 2014 that we believe will accelerate our ability to provide multi-service integrated solutions to the healthcare industry and enhance our overall digital delivery capabilities. We believe that our fourth quarter acquisition of TZ US Parent, Inc., or TriZetto, a leading provider of healthcare IT software and solutions, broadens our solutions offerings and creates an opportunity for us to cross-sell our business process, infrastructure management and consulting services to the TriZetto clients where we currently do not have relationships. More importantly, we believe a greater longer term opportunity exists for us to combine TriZetto’s platforms with our services and program management capabilities to create end-to-end integrated platform-based solutions that bring together infrastructure, applications, the cloud and business process services. During 2014, we completed three other acquisitions to strengthen our digital delivery capabilities across several industry groups.
Industry Background
In today’s complex business environment, many companies face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in the economy, government regulations, globalization, virtualization and other technology innovations. At the same time, companies must evaluate the effect of emerging digital technologies, including social networks, mobile devices, advanced analytics and cloud computing, or SMAC, on their business operations. These technologies represent a new IT infrastructure that will transform the way companies relate to their customers, engage with employees, and bring innovative products and services to market. In response to these challenges, many companies are focused on improving efficiencies and enhancing effectiveness while also driving innovation through technology to favorably impact both the bottom-line and the top-line. Companies need to build agility into both the cost and revenue sides of their models. In this context, they increasingly view a global sourcing model as a key to their efforts to operate more cost-effectively and productively. At the same time, companies are confronting secular industry shifts, changing customer requirements and new technologies that require them to innovate by building new and different capabilities with emerging technologies to ensure their businesses stay competitive.
Companies increasingly seek to meet a dual mandate of achieving more efficient and effective operations, including cost reductions, while developing technology-based innovation and business transformation in a comprehensive, integrated manner. Achieving these objectives presents major challenges and requires companies to have highly skilled professionals trained in many diverse and new technologies combined with industry-specific expertise. Increasingly, companies are relying on service providers operating with global delivery models, like Cognizant, to help them meet these ever-changing objectives.
Global demand for high quality, cost-effective technology services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of and address the challenges in using a global talent pool. The effective use of personnel from across the globe can offer a variety of benefits, including deep industry expertise, lower costs, faster delivery of new IT solutions and innovations in industry-specific solutions, processes and technologies. Certain countries, particularly India, the Philippines, Singapore and China, have large talent pools of highly qualified technical professionals who can provide high quality IT and business process services at a lower cost. India is a leader in IT services and is regarded as having one of the largest and highest quality pools of talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing and systems integration, technology and industry-specific consulting and infrastructure management.

The Cognizant Approach
Our approach is built on a global network of delivery centers, deep domain expertise and a robust portfolio of industry-specific services.
Global Delivery Model. Our geographic reach extends across the globe, with more than 75 delivery centers worldwide. We have a four-tiered global architecture for service delivery and operations, consisting of employees co-located at clients’ sites, at local or in-country delivery centers, at regional delivery centers and at global delivery centers. We are continuously expanding global delivery capacity at our centers in the United States, India, Europe and other regions throughout the world. We use our proprietary Cognizant 2.0 knowledge-sharing and project-management platform to unite all of our operations around the globe, access capabilities across the Company and streamline workflow. Our extensive facilities, technology and communications infrastructure facilitates the seamless integration of our global workforces.
Domain Expertise. Our business is organized and managed primarily around our four industry-oriented business segments:

•	Financial Services;

•	Healthcare;

•	Manufacturing, Retail and Logistics; and

•	Other, which includes Communications, Information, Media and Entertainment, and High Technology.
This industry focus has been central to our revenue growth and high client satisfaction. As the IT services industry continues to mature, clients are looking for service providers with a deep understanding of their businesses, industry initiatives, customers, markets and cultures, and that can create solutions tailored to meet their individual business needs. To strengthen our industry practices, we hire professionals who are deeply experienced in the industries we serve, thus establishing a broad base of business analysts and consultants. We continually invest in industry training for our staff and build out industry-specific services and solutions. This approach is central to our high levels of on-time delivery and client satisfaction, as we understand the full context of our clients’ challenges and have deep experience in addressing them.
Portfolio of Services. We offer a broad range of services designed to help clients address business challenges and enhance their ability to pursue growth opportunities. Our key service areas, Consulting and Technology Services and Outsourcing Services, are delivered to our clients across our four business segments in a standardized, high-quality manner through our global delivery model. We continually invest in the expansion of our service portfolio to anticipate and meet clients’ evolving needs. In recent years, in addition to our traditional offerings, we have begun to provide services that enable clients to harness emerging digital technologies. Our current service areas include:

•	Consulting and Technology Services

•	Business, Process, Operations and IT Consulting

•	Application Development and Systems Integration

•	Enterprise Information Management

•	Application Testing

•	Digital Technologies Services, including Social, Mobile, Analytics and Cloud-based Technologies

•	Software Solutions and Related Services

•	Outsourcing Services

•	Application Maintenance

•	IT Infrastructure Services

•	Business Process Services
Business Segments
We are organized around and report the operations of our business according to our four industry-oriented business segments:

Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other
-Banking -Insurance	-Healthcare -Life Sciences	-Manufacturing and Logistics -Retail, Travel and Hospitality -Consumer Goods	-Communications -Information, Media and Entertainment -High Technology

Financial Services
Our Financial Services business segment serves leading financial institutions throughout the world. Our clients include banks, investment firms and insurance companies. In 2014, this segment represented approximately 41.8% of our total revenues. Revenues from our Financial Services business segment were $4,285.6 million, $3,717.6 million, and $3,035.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. This business segment provides services to our customers operating in the following industries:

•
Banking. We serve traditional retail and commercial banks, diversified financial enterprises, broker-dealers, asset management firms, depositories, clearing organizations and exchanges. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new digital capabilities. We assist these clients in such areas as: Retail Banking, Wholesale Banking, Consumer Lending, Cards and Payments, Risk Management, Investment Banking and Brokerage, Asset and Wealth Management, and Securities Services.

The demand for our services in the banking sector is being driven by several significant changes in the industry. In response to the recent global economic crisis, central banks and government bodies have adopted policies designed to maintain low interest rates, raise capital requirements, impose new regulations, and institute risk-mitigation measures, such as restricting proprietary trading. Such actions have the effect of curtailing some revenue sources and increasing compliance costs for most financial institutions. In addition, financial institutions must consider adopting new digital technologies to change the way they interface with customers and employees and manage their operations. We help our customers adapt to these changes by providing technology-based, industry-specific solutions. In addition to Application Development and Maintenance, the services increasingly in demand in this sector include EIM, Testing, Customer Relationship Management, or CRM, Enterprise Resource Planning, or ERP, BPS, IT IS, and Business and Technology Consulting.

•
Insurance. We serve global property and casualty insurers, life insurers, reinsurance firms and insurance brokers by improving the efficiency and effectiveness of their operations and helping them with business transformation. We focus on such aspects of our clients’ operations as: Business Acquisition, Policy Administration, Claims Processing, Management Reporting, Regulatory Compliance and Reinsurance.

Among the factors driving the need for our services in the insurance industry is a desire to improve the sales and marketing process, both by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents, often through the use of social and mobile technologies. Insurers also seek to enhance their profitability by differentiating their products and services, resulting in a need for specialized underwriting models and systems. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations. Our services which are most in demand in this sector include: Application Development and Integration, Consulting, BPS, IT IS, EIM, and digital services.
Healthcare
Our Healthcare business segment serves many leading healthcare and life sciences companies, and includes the post-acquisition operating results of TriZetto. In 2014, our Healthcare business segment represented approximately 26.2% of our total revenues. Revenues from our Healthcare business segment were $2,689.4 million, $2,264.8 million, and $1,934.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. This business segment provides services to our clients operating in the following industries:

•
Healthcare. We work with many leading global healthcare organizations, including healthcare payers, providers and pharmacy benefit managers. The healthcare industry today faces the dual challenge of improving the quality of care while lowering the cost of care and making healthcare affordable to a larger population. A key factor driving this transformation has been the Affordable Care Act. In 2014, we acquired TriZetto to enhance our competitive position in the healthcare sector. TriZetto delivers world-class, healthcare IT solutions that enable healthcare organizations to work more efficiently and collaboratively.

Our Healthcare business focuses on providing a broad range of services and solutions that address regulatory requirements and emerging industry trends such as: Regulatory Compliance (including compliance with the Affordable Care Act and work related to state health insurance exchanges), Integrated Health Management (including establishing health information exchanges), EIM, Claims Investigative Services (aimed at preventing fraud and abuse and strengthening administrative processes), and Operational Improvement (in areas such as claims processing, enrollment, membership and billing). We also help our clients to enable their systems and processes to deal with the retail orientation of health care, such as the support of individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers. Through our acquisition of TriZetto, we now develop, license, implement and support proprietary and third-party software products for the healthcare industry.

•
Life Sciences. We partner with leading pharmaceutical, biotech, and medical device companies, as well as providers of generic, animal health and consumer health products, to assist them in transforming their business by becoming more efficient and effective from an IT and business operations perspective, while driving innovation and transformation to grow their business.

Among the industry forces generating demand for our services are: financial pressures caused by payer and government pricing pressures, patent expiry and competition from generics; the drive to expand into new geographic markets; the need for more targeted or personalized therapies leading to R&D innovation; continued diversification of product portfolios and the related high cost of product development; and a dynamic regulatory environment with greater emphasis on product safety, ethics and compliance, transparency of pricing and promotional activity. Our Life Sciences solutions help transform many of the business processes in the life sciences value chain (Research, Clinical Development, Manufacturing and Supply Chain, Sales and Marketing) as well as regulatory and administrative functions and general IT. Among our services most often in demand are Consulting, EIM, Customer Solutions, BPS, IT IS, Application Maintenance, Application Development and Systems Integration, Testing and digital services. In 2014, we acquired Cadient Group Inc., a full-service digital marketing agency that serves a broad spectrum of life sciences companies in the pharmaceutical, biotechnology, consumer health, and medical device industries. Life sciences companies around the world have significantly increased their emphasis on web, mobile, and social engagement with all of their stakeholders while increasingly leveraging enterprise-level analytics to drive a customer-centric approach to marketing and sales.
Manufacturing/Retail/Logistics
Our Manufacturing, Retail and Logistics business segment provides outsourcing, business consulting and technology services for global leaders in a range of sub-sectors, including industrial, automotive, process logistics, energy and utilities, and retail. In 2014, this segment represented approximately 20.4% of our total revenues. Revenues from our Manufacturing/Retail/Logistics business segment were $2,093.6 million, $1,868.3 million, and $1,498.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. This business segment services customers in the following industry groups:

•
Manufacturing and Logistics. Clients in this sector include manufacturers of automotive and industrial products as well as processors of natural resources, chemicals and raw materials. In logistics, our clients include rail, truck, marine and other transportation and distribution companies. We also serve many leading energy utilities, as well as oil and gas producers. Our clients seek our help in implementing business-relevant changes that will make them more productive, competitive and cost-effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness, and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Some of our Manufacturing and Logistics solutions for Automotive and Industrial clients include: Warranty Management, Dealer Systems Integration, Supply Chain Management, Sales and Operations Planning, and Mobility. For transportation and distribution clients, our service areas include Warehouse and Yard Management, Transportation Asset Management, Transportation Network Design, Global Trade Management and Analytics.

Industry trends that influence the demand for our services in this sector include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. In the power generation sector, industry trends include the continued energy conservation efforts, including “smart meter” installations, the need for better grid reliability and security, regulatory changes and the need to relieve cost pressures through better asset performance and web-based customer care systems. Clients also are optimizing their supply chains to better manage inventory, support growing eCommerce operations and improve customer-supplier collaboration. They are applying intelligent systems to manufacturing and logistics operations, enabling mobile platforms to support field sales and are using data analytics to make better informed decisions. These trends are driving demand for our offerings such as Enterprise Application Services, or EAS, EIM, Consulting and digital technologies.

•
Retail, Travel and Hospitality. We serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters, who seek our assistance in becoming more efficient and cost-effective and in digitally transforming their businesses. Current trends affecting demand in the retail industry include a need for greater cost-efficiency to combat the industry’s traditionally narrow profit margins, changes in supply chain management to facilitate direct store delivery, the ability to accommodate multi-channel (in-store and on-line) models, and the impact of digital technologies on customer and employee interaction.
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

The demand for our services in this sector is driven by the need of consumer goods companies to accelerate product innovation to remain competitive and deliver top-line growth, the continuing drive to optimize global sourcing and supply chain management, the impact of digital technologies on consumer interaction, marketing and sales processes, the use of data analytics to increase the effectiveness of product development and marketing, as well as ongoing pressures to curtail IT costs. In response to these needs, we provide solutions including Application Development and Systems Integration, Consulting, CRM, EIM, Testing, BPS, IT IS and digital services.
Other
The Other business segment includes the Communications, Information, Media and Entertainment, and High Technology operating segments. In 2014, our Other business segment represented approximately 11.6% of our total revenues. Revenues from our Other business segment were $1,194.1 million, $992.5 million, and $877.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Other business segment is an aggregation of operating segments each of which, individually, represents less than 10.0% of consolidated revenues and segment operating profit. Descriptions of the key operating segments included in the Other business segment are as follows:

•
Communications. We serve some of the world’s leading communications (cable, wireless and wireline) service providers, equipment vendors, and software vendors. We help our clients address the important trends in the communications industry, such as: transitioning to new network technologies; designing, developing, testing and introducing new products and channels; improving customer service and increasing customer satisfaction; transforming Business Support Systems (BSSs) and Operations Support Systems (OSSs); transitioning to agile development methodologies; and enabling applications for cloud deployment. We provide solutions including; Customer Solutions, Mobility, IT IS, Testing, ERP Implementation, EIM, and Cloud services.

•
Information, Media and Entertainment. We work with some of the world’s largest media and entertainment companies, including information service providers, publishers, broadcasters, and movie, music and video game companies. The growth of digital platforms is causing significant change in these industries and we are working with clients to help them meet these challenges and transform their businesses. Additional trends affecting the industry include a decline in traditional print publishing, the need for digital asset management and the increasing role of digital technologies on the consumption of entertainment content.

We provide solutions in critical areas such as the Digital Content Supply Chain and Media Asset Management. Some of our other services include: Business Solutions (such as Advertising Management, Online Media, and e-Business), Digital Distribution, Workflow Automation, Intellectual Property Management, Anti-Piracy Initiatives, and Operational Systems (Advertising Sales, Studio Management, Billing and Payments, Content Management and Delivery).

•
High Technology. We serve some of the world’s leading independent software vendors, or ISVs, technology equipment manufacturers, and online service providers. We assist the ISVs with their transitions to new business models (such as Software-as-a-Service, or SaaS, models) and facilitate their license management and sales processes. We help the high-technology manufacturers take on complex, transformational business process and product engineering initiatives. The technology sector is largely driven by product development. This creates demand for Analytical, Engineering, Testing, and Content Management services and Go to Market strategies. Other services we provide include CRM, Product Technical Support, Supply Chain Management and the application of digital technologies to the customer experience, as well as Application Development, Systems Integration and Application Maintenance.

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
See Note 15 to our consolidated financial statements for additional information related to our business segments, including the disclosure of segment operating profit.
Our Solutions and Services
Across each of our business segments, we provide a broad and expanding range of consulting, information technology and outsourcing services, including:
Consulting and Technology Services

•
Business, Process, Operations and IT Consulting. Our global consulting team, Cognizant Business Consulting, or CBC, helps clients re-imagine and transform their businesses to gain competitive advantage. As businesses explore new operating models, the value chain is being disaggregated to drive speed to market and agility.

CBC is built on a foundation of deep thought leadership and actionable strategies. CBC works with clients to improve business performance and operational productivity in order to exceed business goals. We also provide assistance with Strategy Consulting, Business and Operations Consulting, IT Strategy & Change Management, and Program Management Consulting.
Key factors driving the demand for CBC’s services are the following:

•	The need to run the business better while increasing operational flexibility and reducing time to market;

•	Optimizing big data and predictive analytics to gain competitive insight;

•	Large business transformations, impacting business and IT operating models;

•	Increased demands to collaborate and compete in the market for customers, capabilities and talent;

•	The need to remove roadblocks in the Business/IT relationship to increase the return on technology investments, both directly and through positioning IT as a source of digital business innovation;

•	Readiness to embrace virtualization capabilities, including greater infrastructure outsourcing and cloud solutions, with a focus on identifying and managing risk and cost; and

•	Ongoing regulatory shifts, which require enhanced risk management and compliance frameworks as well as greater organizational resilience.
In this environment, the services currently provided by CBC include:

•	IT strategy consulting to define new IT target operating and delivery models, and to optimize IT-to-business alignment, sourcing strategies and IT costs;

•	Program management consulting, including post-acquisition integration, business and IT integration, business transformation, and large scale business transformation;

•	Operations improvement consulting for business process management, operations strategy, global sourcing and supply chain management, and change management;

•	Strategy consulting with respect to re-imagining new business and operating models, market growth, mergers and acquisitions, product innovation and sustainability initiatives; and

•	Business consulting related to finance, risk advisory, human resources, marketing and analytics functions.
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

Demand for our Application Development and Systems Integration services is being driven by our customers' growing need to access outside capabilities to respond to the impact of changes in markets, regulation, competition and digital technologies on their businesses.
As part of our Application Development services, we define customer requirements, document specifications and design, develop, test and integrate software across multiple platforms, including Internet technologies. We modify and test applications to enable systems to function in new operating environments. In addition, these services include ERP and CRM implementation services. We follow one of two alternative approaches to application development and systems integration:

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
A key part of our application development and systems integration offering is a suite of services to help organizations build and integrate business applications with the rest of their operations. Using this suite of services, we leverage our skills in business application development and enterprise application integration to build sophisticated business applications and to integrate these new applications and websites with client servers and legacy systems. We build and deploy robust, scalable and extensible architectures for use in a wide range of industries. We maintain competency centers specializing in various areas such as: Microsoft solutions; IBM, SAP, Oracle and Java applications; and Cloud Computing and Mobile solutions. These competency centers enable us to provide application development and integration services to a broad spectrum of clients.
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

•
Enterprise Information Management. Our EIM practice focuses on helping clients harness the vast amounts of data available on their operations, customers and markets, and to convert that data into information and insights that are valuable to their businesses and can be used to drive management decisions. We help clients identify the types of data available both within their organizations and from outside sources, including social media, and work to bring that data together in a meaningful “data to foresight” continuum. Among the trends driving this business are: the desire of companies to better understand consumer demands and market opportunities in order to create new products and services, the explosion of differently structured types of data from newly crafted business processes, the need to manage reporting requirements in regulated industries such as healthcare and financial services, and the pressures to manage operations more efficiently and cost-effectively through the use of analytical tools. Among the services we provide in the EIM area are the following:

•	Strategic, advisory and management consulting services across Information Management, Business Intelligence & Analytics;

•
Enterprise Data Management, including the creation of data warehouses, data marts, operational stores, enterprise master data management platforms, enterprise metadata platforms and enterprise data governance;

•	Descriptive Analytics/ Business Intelligence that involves the strategy, design, build and management of information assets that drive day-to-day decision making;

•	Strategic Corporate Performance Management, which enables clients to create executive dashboards or scorecards to better manage operations;

•	Packaged Analytics designed to provide solutions to specific business problems leveraging technologies such as Mobile and Cloud; and

•	Big Data services that assist clients in managing and deriving actionable insights from the explosion in the volume, variety, velocity and complexity of data.

•
Application Testing. Our Application Testing practice offers a comprehensive suite of services in testing, consulting and engineering. Our Quality Assurance, or QA, transformation services help clients develop deep, agile QA capabilities that create or extend their competitive advantage. QA is driven by six strategic themes: integrated automation, user advocacy, IP-based intelligent platform, a factory model, end-to-end quality focus, and an on-demand infrastructure model. Our business-aligned services in the areas of system and integration testing, package testing, user acceptance, automation, performance testing and test data management address our clients’ critical quality needs. Consulting and infrastructure solutions in quality management, test tools and test infrastructure enable our clients to capitalize on emerging opportunities. Factors driving the demand for our testing services include the adoption of digital technologies, the need for testing of new regulatory compliance processes, and the desire of clients for more cost-effective and nimble “on-demand” testing. Accordingly, among the functions we provide are: testing related to integration of SAP, Seibel and other systems, IT process and quality consulting, testing of customized mobile and cloud-based applications, and Testing as a Service. We focus our Managed Test Centers on specific domains (e.g., specific industries and software solutions), ensuring we tailor our testing solutions to the particular needs of clients. We help our clients achieve significant reduction in time to market as well as cost of quality, and realize significant improvements in the maturity of their quality processes.

•
Digital Technologies Services, including Social, Mobile, Analytics and Cloud-based Technologies. We help clients implement digital technologies in their businesses. These technologies are now fundamental components of the enterprise IT architecture. These technologies are profoundly changing the way companies bring products and services to market and relate to and interact with their customers, employees and others. As such, these technologies may help companies achieve innovation-driven top line growth and efficiencies that improve the bottom line. As part of our services, we help clients analyze social media sentiment and build those insights into their customer relationship management process, as well as enabling clients to manage and analyze vast accumulations of data and use that data to drive management decisions. We also offer end-to-end services to enable cloud-based processes, from consulting and implementation to ongoing support activities.

•
Software Solutions and Related Services. Through our 2014 acquisition of TriZetto, we now develop, license, implement and support proprietary and third-party software products for the healthcare industry, including solutions for health insurance plans, third party benefit administrators, or TPAs, and healthcare providers that enable healthcare organizations to work more efficiently and collaboratively to deliver better healthcare services. Our solutions help health plans and TPAs increase administrative efficiency, improve the cost and quality of care, and succeed in the retail healthcare market. Our solutions help physicians and healthcare organizations simplify business processes and execute strategies for population health management, accountable care, and value-based initiatives.

Outsourcing Services

•
Application Maintenance. Our Application Maintenance service offering supports some or all of a client’s applications, ensuring that systems remain operational and responsive to changing user requirements and provide on-going enhancements as required by the client. Beyond the traditional view of IT outsourcing as a cost-saving measure, our Application Maintenance services enable clients to improve the overall agility, responsiveness, productivity and efficiency of their IT infrastructure. Increasingly, we also are assisting clients in adapting their IT systems to digital technologies.

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
Our global delivery business model enables us to provide a range of rapid response and cost-effective support services to our clients. Our on-site personnel often provide help-desk services at the client’s facility. These employees typically are available in the event of an emergency service request and are also able to quickly resolve customer problems from remote locations. In the case of more complex maintenance services, including modifications, enhancements and documentation, which typically take a longer amount of time, we utilize our offshore resources to develop solutions more cost-effectively than would be possible locally.
As part of our Application Maintenance services, we assist clients in renovating their core systems to meet the requirements imposed by new regulations, new standards or other external events. We anticipate the operational environment of our clients’ IT systems as we design and develop such systems. We also offer diagnostic services to assist clients in identifying issues in their IT systems and optimizing the performance of their systems.

•
IT Infrastructure Services. We provide end-to-end IT Infrastructure Management Outsourcing services and anticipate continued growth for these services in the coming years. We provide service capability in redundant Global Operating Centers worldwide, through which we provide significant scale, quality and cost savings to our clients. Clients are increasingly utilizing IT IS to sharpen their focus on core business operations, reallocate overhead costs to growth investments, enable businesses to respond more quickly to changing demands, decrease time to market, ensure that the IT infrastructure can scale as the business evolves, and access skill sets outside the organization. The major services we provide include Data Center, Infrastructure Security, Network and Convergence, End-User Computing Services, and Mobility. We also have Cloud Services offerings that utilize virtualization technologies across delivery solutions for private cloud, enterprise multi-tenant cloud and public cloud models.

•
Business Process Services. We provide BPS services through unique industry-aligned solutions that integrate process, domain and technology expertise to enable our clients to respond in an agile manner to market opportunities and challenges, while also creating variable cost structures to drive greater effectiveness and cost-efficiency. We have extensive domain-specific expertise in core front office, middle office and back office functions including Finance and Accounting, Procurement, Data Administration, Data Management, and Research and Analytics. Our industry-specific solutions include clinical data management, pharmacovigilance, equity research support, commercial operations and order management. In addition to BPS, related services include Consulting to ensure process excellence, and a range of platform-based services. Our goals for our client relationships are customer satisfaction, operational productivity, strategic value, and business transformation. Among the factors driving growth in our services are the desire to improve cost-effectiveness, the emergence of digital technologies, and the need for clients to access capabilities beyond their organizations to adapt to rapid changes in technologies, markets and customer demands.

Business Strategies
Our objectives are to maximize shareholder value and enhance our position as a leading provider of information technology, consulting and business process services. We implement the following core strategies to achieve these objectives:
Growth through Reinvestment. We aim to invest our profits above the 19% to 20% non-GAAP operating margin level, excluding stock-based compensation expense and acquisition-related charges, back into our business. We believe this is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of: strengthening and expanding our portfolio of services; continuing to expand our geographic presence for both sales and delivery; hiring client partners and relationship personnel with specific industry experience or domain expertise; training our technical staff in a broader range of service offerings; recognizing and rewarding exceptional performance by our employees; and maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our client requests, as described below.

•
Expand Service Offerings and Solutions: We have several teams dedicated to creating innovative technology-based solutions and developing new, high value services. The teams collaborate with customers to develop these services. We are currently developing new offerings in Business and IT Consulting and industry-oriented IT solutions utilizing innovative technologies. We invest in internal research and development and promote knowledge building and sharing across the organization to advance the development of new services and solutions. We also continue to enhance our capabilities and service offerings in the areas of CRM, ERP, EIM, Software Testing, Infrastructure Management, industry-oriented BPS services and digital technologies.

We believe that the continued expansion of our service offerings will provide new sources of revenue, reduce our reliance on any one technology initiative and foster long-term relationships with our customers by allowing us to better serve their needs. Additionally, as part of our vision to continue our growth and anticipate our clients’ and the markets’ rapidly changing demands in the near-term, mid-term and long-term, we are investing in emerging digital opportunities which will transform client and user platforms to Internet, cloud and mobile-based experiences.

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

•
Research and Development and Competency Centers: We have project experience and expertise across multiple architectures and technologies, and have made significant investments in our competency centers and in research and development around the latest technology developments. Most of our technical staff is trained in multiple technologies and architectures. As a result, we are able to react to clients’ needs quickly and efficiently redeploy our technical staff to support a variety of technologies. Also, to develop and maintain this flexibility, we have made a substantial investment in our competency centers so that the experience gained from particular projects and research and development efforts is leveraged across our entire organization. Through our investment in research and development activities and the continuing education of our technical personnel, we enlarge our knowledge base and develop the necessary skills to keep pace with emerging technologies. We believe that our ability to work in new technologies allows us to foster long-term relationships by having the capacity to continually address the needs of both existing and new clients.

•
Enhance Processes, Methodologies and Productivity Toolsets: We have a comprehensive process framework that addresses the entire software engineering life cycle and support activities, which are scalable for projects of different sizes and complexities. This proprietary framework, which we refer to as “Process Space”, is supported by in-house project management, metrics management and workflow tools and is available to all our programmers globally. Process Space has evolved since its original release in 1996 in breadth, depth and maturity, based on the implementation feedback from projects and findings of internal quality audits and external assessments. Process capabilities are monitored at the sub-process level and performance targets are monitored at the process level. Performance targets are aligned with the overall business objectives. Statistical process controls are used extensively to continuously monitor, predict and improve performance. Our Delivery Excellence Group facilitates process implementation from project inception and audits the projects periodically to ensure that the implementation is effective and the risks are being managed. With the globalization of business, we are committed to improving and enhancing our proprietary Process Space software engineering process and other methodologies and toolsets. In light of the rapid evolution of technology, we believe that continued investment in research and development is critical to our continued success. We are constantly designing and developing additional productivity software tools to automate testing processes and improve project estimation and risk assessment techniques.

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
Global Delivery Model. We have a four-tiered global architecture for service delivery and operations, consisting of employees co-located at clients’ sites, at local facilities or in-country delivery centers, at regional delivery centers and at global delivery centers. Our extensive facilities, technology and communications infrastructure facilitate the seamless integration of our global workforces. This is accomplished by permitting team members in different locations to access common project information and to work directly on client projects. This infrastructure allows for rapid completion of projects, highest level of quality, efficient use of clients’ technological resources and real-time access to project information by the on-site account manager or the client. In addition, for large projects with short time frames, our offshore facilities allow for parallel processing of various development phases to accelerate delivery time. Key aspects of our global delivery model include:

•
Two-in-a-Box Engagement Model: Our proprietary, trademarked client engagement model, called Two-in-a-Box, or TIB, represents our commitment to providing superior service to help clients reduce IT operational costs, embrace best practices and undergo sustainable business transformation. Centered on the needs of the client’s organization, TIB is designed specifically to help clients quickly reduce IT budgets, revamp IT operations and re-deploy freed-up assets to more strategic initiatives that generate business value. The TIB model includes a relationship management team, led by the Client Partner, or CP, with deep industry expertise, working onsite to absorb the client’s culture, operational processes, challenges and business goals and to assist with strategic planning. Another critical TIB team member is the dedicated global delivery manager, or DM. The relationship between the CP and DM is essential to ensure that our IT services are delivered with precision and that they are tailored to each client’s unique needs.

•
Highly-Skilled Workforce: Our managers and senior technical personnel provide in-depth project management expertise to clients. To maintain this level of expertise, we place significant emphasis on recruiting and training our workforce of highly-skilled professionals. We have approximately 30,000 project managers and senior service delivery staff around the world, many of whom have significant work experience in North America, Europe and Asia. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide extensive combined classroom and on-the-job training to newly-hired technical staff, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff.

•
Initiatives to Remain an Employer of Choice: As a rapidly growing professional services firm, a key attribute of our continued success is the ability to continually hire, assimilate, motivate and retain the best talent possible in the industry. We have developed strong relationships with key universities around the world, particularly in India, to provide a continual pipeline of talented staff from top-ranked schools. In addition, we have established an active lateral recruiting program in North America, Europe and India and an on-campus recruiting program in North America. We continue to expand our presence and brand in our key supply markets, further enhancing our ability to hire experienced professionals from competing IT services firms and industry to support our client needs and growth. We invest heavily in training programs, motivational programs and career development to ensure personal professional growth for each of our employees.

Further Development of Long-Term Client Relationships. We have strong long-term strategic relationships with our clients and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our clients’ chief information officers, or other IT and business decision makers, by offering a wide array of cost-effective high quality services. Approximately 97.1% of our revenues for the year ended December 31, 2014 were derived from clients who had been using our services at the end of 2013. We also seek to leverage our experience with a client’s IT systems into new business opportunities. A successful track record and in-depth knowledge of a client’s processes and IT systems gained during the performance of application maintenance services can provide us with a competitive advantage in securing additional maintenance, development and other projects.
Pursuit of Selective Strategic Acquisitions, Joint Ventures and Strategic Alliances. We believe that opportunities continue to exist in the fragmented market in which we operate to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence, service offering and capabilities more rapidly. For example, in 2014, we completed several acquisitions which we believe will accelerate our ability to provide multi-service integrated solutions to the healthcare industry and enhance our overall digital delivery capabilities. We believe that our fourth quarter acquisition of TriZetto, the largest acquisition in our history, broadens our offerings and creates an opportunity for us to cross-sell our business process, infrastructure management and consulting services to the TriZetto clients where we currently do not have relationships. More importantly, we believe a greater longer term opportunity exists for us to combine TriZetto’s platforms with our services and program management capabilities to create end-to-end integrated platform-based solutions that bring together infrastructure, applications, the cloud and business process services. During 2014, we completed three other acquisitions to strengthen our digital delivery capabilities across several industry groups.
Sales and Marketing
We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our Teaneck, New Jersey global headquarters and our business development offices which are strategically located in various metropolitan areas around the world. The sales and marketing group works with our client delivery team as the sales process moves closer to the customer’s selection of a services provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year.
Customers
The number of customers served by us has increased significantly in recent years. As of December 31, 2014, we increased the number of strategic clients to 271. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2014, 2013, and 2012. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services generally would require an extended transition period with gradually declining revenues. For the years ended December 31, 2014, 2013, and 2012, 76.8%, 77.6%, and 79.4% of our revenue, respectively, was from North American customers. See Note 15 to our consolidated financial statements for additional financial information by geographic area.
For the year ended December 31, 2014, the distribution of our revenues across our business segments was as follows: 41.8% from Financial Services, 26.2% from Healthcare, 20.4% from Manufacturing/Retail/Logistics and 11.6% from Other.

We generally provide our services on a time-and-material, fixed price, or per-transaction basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year. Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2014	2013	2012
Revenues from top five customers as a percentage of total revenues	12.2%	13.2%	14.0%
Revenues from top ten customers as a percentage of total revenues	21.3%	22.6%	25.0%
Revenues under fixed-bid contracts as a percentage of total revenues	35.5%	34.0%	33.1%
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
Some of our competitors have greater financial, technical and marketing resources and/or greater name recognition. The principal competitive factors affecting the markets for our services include:

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
Intellectual Property
We provide value to our clients based, in part, on our proprietary innovations, methodologies, reusable knowledge capital and other intellectual property assets. We recognize the importance of intellectual property and its ability to differentiate us from our competitors. We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights. As of December 31, 2014, we have also applied for or obtained a total of 624 trademark registrations in 60 countries. In addition, we have applied for or obtained 105 U.S. and international patents and patent applications and 146 U.S. and international copyright registrations covering certain of our proprietary technology assets. Although we believe the ownership of such patents, copyrights, trademarks and service marks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel.
Employees
We had approximately 211,500 employees at the end of 2014, with approximately 37,800 persons in the North American region, approximately 8,100 persons in the European region, and approximately 165,600 persons in various other locations throughout the rest of world, including 157,100 persons in India. We are not party to any significant collective bargaining agreements. We consider our relations with our employees to be good.
Our Executive Officers
The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Lakshmi Narayanan(1)	61	Vice Chairman of the Board of Directors	2007
Francisco D’Souza(2)	46	Chief Executive Officer	2007
Gordon Coburn(3)	51	President	2012
Karen McLoughlin(4)	50	Chief Financial Officer	2012
Ramakrishnan Chandrasekaran(5)	57	Executive Vice Chairman, Cognizant India	2013
Rajeev Mehta(6)	48	Chief Executive Officer, IT Services	2013
Malcolm Frank(7)	48	Executive Vice President, Strategy and Marketing	2012
Steven Schwartz(8)	47	Executive Vice President, Chief Legal and Corporate Affairs Officer	2013
Sridhar Thiruvengadam(9)	51	Chief Operating Officer	2013
Ramakrishna Prasad Chintamaneni(10)	45	Executive Vice President and President, Banking and Financial Services	2013
Venkat Krishnaswamy(11)	61	Executive Vice President and President, Healthcare & Life Sciences	2013
Debashis Chatterjee(12)	49	Executive Vice President and President, Technology Solutions	2013
Dharmendra Kumar Sinha(13)	52	Executive Vice President and President, Client Services	2013
Sumithra Gomatam(14)	47	Executive Vice President and President, Industry Solutions	2013

(1)
Lakshmi Narayanan was appointed Vice Chairman of the Board of Directors, effective January 1, 2007. Mr. Narayanan served as our Chief Executive Officer from December 2003 through December 2006 and as our President from March 1998 through December 2006. Mr. Narayanan joined our Indian subsidiary as Chief Technology Officer in 1994 and was elected President of such subsidiary in 1996. Prior to joining us, from 1975 to 1994, Mr. Narayanan was the regional head of Tata Consultancy Services, a large consulting and software services company located in India. Mr. Narayanan serves on the Board of Directors of TVS Capital Funds Limited, a private investment management company in India, where he is currently the Chairman of the Governance Committee. Mr. Narayanan is also the Chairman of the Board of Governors of ICT Academy of Tamil Nadu, a not-for-profit training and research institution established as a public-private partnership between various Indian governmental entities and IT and technology companies. Additionally, Mr. Narayanan serves on the Board of Directors of the National Skills Development Corporation, a not-for-profit organization to promote skills development established as a public-private partnership in India, where he is the Chairman of the Nominations and Corporate Governance Committee. Mr. Narayanan holds a Bachelor of Science degree, a Master of Science degree and a Management degree from the Indian Institute of Science.

(2)
Francisco D’Souza was appointed Chief Executive Officer and became a member of the Board of Directors, effective January 1, 2007. Mr. D’Souza served as our President from January 2007 through February 2012 and as our Chief Operating Officer from December 2003 through December 2006. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D’Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D’Souza was

employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D’Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D’Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D’Souza has served on the Board of Directors of General Electric Company since 2013, where he is currently a member of the Audit Committee and the Science and Technology Committee. Mr. D’Souza also serves on the Board of Trustees of Carnegie Mellon University, as Co-Chairman of the Board of Trustees of The New York Hall of Science and on the Board of Directors of the U.S.-India Business Council, and is a member of the Business Roundtable. Mr. D’Souza holds a Bachelor of Business Administration degree from the University of Macau (formerly known as the University of East Asia) and a Master of Business Administration degree from Carnegie Mellon University.

(3)
Gordon Coburn was appointed President of the Company, effective February 6, 2012. From March 1998 until February 6, 2012, Mr. Coburn served as the Company’s Chief Financial Officer and Treasurer and from January 2007 until February 2012, Mr. Coburn also held the position of Chief Operating Officer. Mr. Coburn also served as the Company’s Executive Vice President from December 2003 through December 2006. From November 1999 to December 2003, he served as our Senior Vice President. He previously was our Vice President from 1996 to November 1999. Mr. Coburn served as Senior Director-Group Finance and Operations for Cognizant Corporation from November 1996 to December 1997. From 1990 to October 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn serves on the Board of Directors of The Corporate Executive Board Company. He also served on the Board of Directors of ICT Group, Inc. until its acquisition on February 2, 2010. Mr. Coburn holds a Bachelor of Arts degree from Wesleyan University and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College, where he serves as a member of its MBA Advisory Board.

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

(5)
Ramakrishnan Chandrasekaran was appointed Executive Vice Chairman, Cognizant India, effective December 4, 2013. In this role, Mr. Chandrasekaran focuses on strengthening our strong relationship with industry bodies, driving strategic initiatives that strengthen outreach to the government, and further enhancing our brand equity through public relations in India. From February 2012 to December 2013, Mr. Chandrasekaran served as Group Chief Executive-Technology and Operations. In this role, Mr. Chandrasekaran was responsible for leading our solutions and delivery teams world-wide. From August 2006 to February 2012, he served as our President and Managing Director, Global Delivery, responsible for leading our global delivery organization, spearheading new solutions, and championing process improvements. Mr. Chandrasekaran served as our Executive Vice President and Managing Director from January 2004 through July 2006. Prior to that, from November 1999 to January 2004, he served as our Senior Vice President responsible for Independent Software Vendor relationships, key alliances, capacity growth, process initiatives, business development and offshore delivery. Mr. Chandrasekaran joined us as Assistant Vice President in December 1994, before being promoted to Vice President in January 1997. Prior to joining us, Mr. Chandrasekaran worked with Tata Consultancy Services. Mr. Chandrasekaran holds a Mechanical Engineering degree and Master of Business Administration degree from the Indian Institute of Management.

(6)
Rajeev Mehta was appointed Chief Executive Officer, IT Services, effective December 4, 2013. In this role, Mr. Mehta is responsible for market facing activities across the Company as well as for delivery across our IT Services business. From February 2012 to December 2013, Mr. Mehta served as Group Chief Executive-Industries and Markets. In this role, Mr. Mehta was responsible for leading our industry vertical and geographic market operations on a global basis. From August 2006 to February 2012, he served as our Chief Operating Officer, Global Client Services, responsible for our sales, business development and client relationship management organizations. Mr. Mehta served as Senior Vice President and General Manager of our Financial Services business segment from June 2005 to August 2006. From November 2001 to June 2005, he served as our Vice President and General Manager of our Financial Services business segment. From January 1998 to November 2001, Mr. Mehta served as our Director of the U.S. Central Region. Mr. Mehta served as our Senior Manager of Business Development from January 1997 to January 1998. Prior to joining Cognizant in 1997, Mr.

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

(8)
Steven Schwartz was appointed Executive Vice President, Chief Legal and Corporate Affairs Officer on December 4, 2013. In this role, Mr. Schwartz is responsible for our global legal teams, our global government affairs efforts and our global security team. From July 2007 to December 2013, Mr. Schwartz served as Senior Vice President, General Counsel and Secretary, having global responsibility for managing Cognizant’s legal function. Mr. Schwartz, who joined Cognizant in 2001, previously served as Vice President and General Counsel, a position he held from March 2003 to July 2007. From April 2002 to March 2003, he served as our Vice President and Chief Corporate Counsel. From October 2001 to December 2002, he served as our Chief Corporate Counsel. Mr. Schwartz serves on the Board of Directors of Information Technology Industry Council and Citizen Schools. Mr. Schwartz holds a Bachelor of Business Administration degree from the University of Miami, a Juris Doctor degree from Fordham University School of Law and a Master of Law (in Taxation) degree from the New York University School of Law.

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

(10)
Ramakrishna Prasad Chintamaneni was appointed Executive Vice President and President, Banking and Financial Services (BFS), effective December 4, 2013. In this role, Mr. Chintamaneni is responsible for leading the BFS practice. From 2011 to December 2013, Mr. Chintamaneni served as our Global Head of BFS Practice and was responsible for the practice’s sales, business development, consulting, client relationships, management and delivery, and global profit and loss. Previously, from 2010 to 2011, Mr. Chintamaneni served as our Global Head of Markets for the BFS Practice. From 2006 to 2009, he served as our Head of BFS Practice for North America. From 1999 through 2006, Mr. Chintamaneni served as our Client Partner, managing the relationships with several of our key BFS clients, and also led our U.S. Eastern Region’s BFS Practice. Prior to joining Cognizant in 1999, Mr. Chintamaneni spent seven years in the investment banking and financial services industry, including working at Merrill Lynch and its affiliates for five years as an Investment Banker and a member of Merrill’s business strategy committee in India. Mr. Chintamaneni serves on the Board of Directors of NPower, a nonprofit that helps nonprofits, schools and individuals build technology skills by harnessing the power of the technology community. Mr. Chintamaneni obtained his Bachelor of Technology degree in Chemical Engineering from the Indian Institute of Technology, Kanpur and a Postgraduate Diploma in Business Management from XLRI School of Management in India.

(11)
Venkat Krishnaswamy was appointed President, Healthcare & Life Sciences, effective December 4, 2013. In this role, Mr. Krishnaswamy is focused on delivering solutions and services to the healthcare industry. From February 2012 to December 2013, Mr. Krishnaswamy served as Executive Vice President of Healthcare and Life Sciences. From April 2007 to February 2012, Mr. Krishnaswamy served as Senior Vice President and General Manager of Healthcare and Life Sciences. Mr. Krishnaswamy served as Vice President - Projects from January 2003 to April 2007 and as Director of Projects from April 1999 to January 2003. Upon joining Cognizant in 1997, Mr. Krishnaswamy served as Senior Manager until April 1999. Between 1997 and 2003, Mr. Krishnaswamy served in our BFS Practice. Prior to joining Cognizant in 1997, Mr. Krishnaswamy spent over ten years in retail and commercial banking with Colonial State Bank (now

Commonwealth Bank of Australia). Mr. Krishnaswamy holds a Bachelor of Engineering degree from the University of Madras and a Masters degree in Electrical Engineering from the Indian Institute of Technology New Delhi.

(12)
Debashis Chatterjee was appointed Executive Vice President and President, Technology Solutions, effective December 4, 2013. In this role, Mr. Chatterjee has responsibility for all of our horizontal practices within IT Services and is responsible for implementing best practices in service delivery and creating solutions across our horizontal practices. From May 2013 until his current appointment, Mr. Chatterjee served as Senior Vice President and Global Head, Technology and Information Services. From March 2012 to April 2013, he was Senior Vice President, Transformational Services. Previously, from April 2011 to January 2012, Mr. Chatterjee served as Vice President and Sectors Leader, Global Business Services, Global Delivery at IBM, a multinational technology and consulting company. From January 2010 to March 2011, Mr. Chatterjee was Senior Vice President and Global Head of Cognizant’s BFS Practice, from April 2007 to December 2009, he was Senior Vice President and Global Delivery Head of BFS, and from April 2004 to March 2007, he was Vice President and Global Delivery Head of BFS. Prior to that, Mr. Chatterjee held various key management roles at Cognizant since joining us in 1996. Mr. Chatterjee has a Bachelor of Engineering in Mechanical Engineering from Jadavpur University in India.

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

(14)
Sumithra Gomatam was appointed Executive Vice President and President, Industry Solutions, effective December 04, 2013. In this role, Ms. Gomatam oversees global delivery for all of our industry verticals and is responsible for implementing best practices in services delivery and for creating solutions across our industry practices. Ms. Gomatam also leads our Communications and High Technology business units. Effective February 02, 2015, Ms. Gomatam’s role has been expanded to oversee global delivery for our BPS unit. From July 2008 to December 2013, Ms. Gomatam served as Senior Vice President, Projects. In this role, Ms. Gomatam served initially as our Global Delivery Head and then as Global Practice Leader for our testing practice. From March 2006 to July 2008, Ms. Gomatam served as Vice President, Projects, leading global delivery and building out the testing practice. From 2001 to March 2006, Ms. Gomatam served as an Account Relationship Manager and as part of our Core Delivery Leadership Team in our BFS Practice. From 1995, when Ms. Gomatam joined us, until 2001, she held various key positions within The Dun & Bradstreet Corporation and Cognizant, including serving our BFS clients on application development and application maintenance projects. Ms. Gomatam received her B.E. in Electronics and Communication from Anna University.

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

Item 1A.    Risk Factors
Factors That May Affect Future Results
We face various important risks and uncertainties, including those described below, that could adversely affect our business, results of operations and financial condition and, as a result, cause a decline in the trading price of our common stock.
Risks Relating to our Business
We face intense competition from other service providers.
We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, and changes in customer requirements. The intensely competitive information technology, consulting and business process services markets include a large number of participants and are subject to rapid change. These markets include participants from a variety of market segments, including:

•	systems integration firms;

•	contract programming companies;

•	application software companies;

•	internet solutions providers;

•	large or traditional consulting companies;

•	professional services groups of computer equipment companies; and

•	infrastructure management and outsourcing companies.
These markets also include numerous smaller local competitors in the various geographic markets in which we operate which may be able to provide services and solutions at lower costs or on terms more attractive to clients than we can. Our direct competitors include, among others, Accenture, Capgemini, Computer Sciences Corporation, Genpact, HCL Technologies, HP Enterprise (formerly Electronic Data Systems), IBM Global Services, Infosys Technologies, Tata Consultancy Services and Wipro. In certain markets, our competitors may have greater financial, technical and marketing resources and greater name recognition and, therefore, may be better able to compete for new work and skilled professionals. There is a risk that increased competition could put downward pressure on the prices we can charge for our services and, in turn, our operating margins. Similarly, if our competitors develop and implement processes and methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. If we are unable to provide our clients with superior services and solutions at competitive prices or successfully market those services to current and prospective clients, our business, results of operations and financial condition may suffer.
Our international expansion plans may not be successful if we are unable to compete effectively in other countries. We may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with desired clients, which may put us at a competitive disadvantage. If we fail to compete effectively in the new markets we enter, our ability to continue to grow our business could be adversely affected. In addition, if we cannot compete effectively, we may be required to reconsider our strategy to expand internationally as well as our intent not to repatriate our non-U.S. earnings.
We may also face competition from companies that increase in size or scope as the result of strategic mergers or acquisitions. These transactions may include consolidation activity among hardware manufacturers, software companies and vendors, and service providers, which could result in the convergence of products and services. If buyers of products and services in the markets we serve favor using a single provider of integrated products and services, such buyers may direct more business to such providers, which could have a variety of negative effects on our competitive position and, in turn, adversely affect our business, results of operations and financial condition.
Our operating margin may decline and we may not be able to sustain our current level of profitability.
Our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including imposition of new non-income related taxes, or adverse fluctuations in foreign currency exchange rates. In addition, wages in India have historically increased at a faster rate than in the United States, which has in the past and may in the future put pressure on our operating margins due to our offshore delivery model. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change resulting in increased stock-based compensation expense and lower margins.

Further, our operating margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our operating margin and our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including:

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
In addition, if we are not able to maintain an appropriate utilization rate for our professionals, our profitability may suffer. Our utilization rates are affected by a number of factors, including:

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
If we are unable to control our costs and operate our business in an efficient manner, our operating margin, and therefore our profitability, may decline.
We could be held liable for damages or our reputation could suffer from security breaches or disclosure of confidential information or personal data.
We are dependent on information technology networks and systems to process, transmit and securely store electronic information and to communicate among our locations around the world and with our clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information or data, including personal data. In addition, many of our engagements involve projects that are critical to the operations of our customers’ businesses. The theft and/or unauthorized use or publication of our, or our clients’, confidential information or other proprietary business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our services. Any failure in the networks or computer systems used by us or our customers could result in a claim for substantial damages against us and significant reputational harm, regardless of our responsibility for the failure.
In addition, we often have access to or are required to manage, utilize, collect and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our clients or our clients’ customers for breaching contractual confidentiality and security provisions or privacy laws. These risks will increase as we continue to grow our cloud-based offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses, especially in industries involving particularly sensitive data such as the financial services industry and the healthcare industry. Unauthorized disclosure of sensitive or confidential client or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, which could in turn have a material adverse affect on our business, results of operations and financial condition.

Healthcare-related data protection, privacy and similar laws restrict access, use, and disclosure of information, and failure to comply with or adapt to changes in these laws could materially adversely affect our business, results of operations and financial condition.
As a service provider in the healthcare industry, we are subject to data privacy and security regulation by both the federal government and the states in which we conduct our business, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, which are federal laws that apply to firms that provide services to certain entities in the healthcare industry.
A portion of the data that we obtain and handle for or on behalf of our healthcare clients is subject to HIPAA, and we are required to maintain the privacy and security of individually identifiable health information in accordance with HIPAA and the terms of our agreements with clients. HITECH increased the civil and criminal penalties that may be imposed against us, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce HIPAA’s requirements. We have incurred, and will continue to incur, significant costs to establish and maintain HIPAA-required safeguards and, if additional safeguards are required to comply with HIPAA or our healthcare clients' requirements, our costs could increase further, which would negatively affect our results of operations. Furthermore, if we fail to maintain adequate safeguards, or we inappropriately use or disclose individually identifiable health information, we could be subject to significant liabilities and consequences, including, without limitation:

•
breach of our contractual obligations to our healthcare clients, which may cause these clients to terminate their relationship with us and may result in potentially significant financial obligations to them;

•
investigation by the federal regulatory authorities empowered to enforce HIPAA and by the state attorneys general empowered to enforce comparable state laws, and the possible imposition of civil and criminal penalties;

•	private litigation by individuals adversely affected by any violation of HIPAA, HITECH or comparable state laws to which we are subject; and

•	negative publicity, which may decrease the willingness of current and potential future clients in the healthcare industry to work with us.
Laws and expectations relating to privacy, security and data protection continue to evolve, and we continue to adapt to changing needs. Nevertheless, changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. Any of the foregoing may have a material adverse effect on our ability to provide services to our healthcare clients and, in turn, on our business, results of operations and financial condition.
Our revenues and operating results may experience significant quarterly fluctuations.
We may experience significant quarterly fluctuations in our revenues and results of operations. Among the factors that could cause these variations are:

•	the nature, number, timing, scope and contractual terms of the projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects;

•	changes to the financial condition of our clients;

•	changes in pricing in response to customer demand and competitive pressures;

•	longer sales cycles and ramp-up periods for our larger, more complex projects;

•	volatility and seasonality of our software sales;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates, including the Indian rupee versus the U.S. dollar;

•	the timing of collection of accounts receivable;

•	enactment of new taxes;

•	changes in domestic and international income tax rates and regulations;

•	changes to levels and types of stock-based compensation awards and assumptions used to determine the fair value of such awards; and

•	general economic conditions.

As a result of these factors, it is possible that in some future periods, our revenues and results of operations may be significantly below the expectations of public market analysts and investors. In such an event, the price of our common stock would likely be materially and adversely affected.
We rely on a few customers for a large portion of our revenues.
Our top five and top ten customers generated approximately 12.2% and 21.3%, respectively, of our revenues for the year ended December 31, 2014. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.
Our business, results of operations and financial condition will suffer if we fail to enhance our existing services and solutions and develop new services and solutions that allow us to keep pace with rapidly evolving technological developments.
The information technology, consulting and business process services markets are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our future success will depend on our ability to develop services and solutions that keep pace with changes in the markets in which we operate. We cannot be sure that we will be successful in developing new services and solutions addressing evolving technologies in a timely or cost-effective manner or that any services and solutions we do develop will be successful in the marketplace. Our failure to address the demands of the rapidly evolving technological environment could have a material adverse effect on our ability to retain and attract clients and our competitive position, which could in turn have a material adverse effect on our business, results of operations and financial condition.
Our business, results of operations and financial condition may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.
Our business depends, in part, upon continued growth in the use of technology in business by our clients and prospective clients as well as their customers and suppliers. In challenging economic environments, our clients may reduce or defer their spending on new technologies in order to focus on other priorities, or may choose to use their own internal resources rather than engage an outside firm to perform the types of services and solutions we provide. In addition, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of technology usage in business, or our clients’ spending on technology in business, declines, or if we cannot convince our clients or potential clients to embrace new technological solutions, our business, results of operations and financial condition could be adversely affected.
Most of our contracts with our customers are short-term, and our business, results of operations and financial condition could be adversely affected if our clients terminate their contracts on short notice.
Consistent with industry practice, most of our contracts with our customers are short-term. A majority of our contracts can be terminated by our clients with short notice and without significant early termination cost. Terminations may result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial condition of a client, changes in ownership, management or the strategy of a client or economic or market conditions generally or specific to a client’s industry. When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate our associated costs in a timely manner. Consequently, our operating margins in subsequent periods could be lower than expected. If we are unable to replace the lost revenue with other work on terms we find acceptable or effectively eliminate costs, our business, results of operations and financial condition could be adversely affected.
If our pricing structures are based on inaccurate expectations and assumptions regarding the cost and complexity of performing our work, then our contracts could be unprofitable.
We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. We predominantly contract to provide services either on a time-and-materials basis or on a fixed-price basis. Fixed-price contracts accounted for approximately 35.5% of our revenues for the 12 months ended December 31, 2014, and we expect that an increasing number of our future projects will be contracted on a fixed-price basis. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. Our pricing, cost and operating margin estimates for the work that we perform frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the contract. There is a risk that we will underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays, failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our business, results of operations and financial condition.
If we fail to maintain appropriate internal controls in the future, we may not be able to report our financial results accurately, which may adversely affect our stock price and our business.
Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations require our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have committed and will be required to continue to commit significant financial and managerial resources in order to comply with these requirements.
Further, we are required to integrate TriZetto and other acquired businesses into our system of disclosure controls and procedures and internal control over financial reporting. As may be the case with other companies we acquire, prior to being acquired by us, TriZetto was not required to implement or maintain the disclosure controls and procedures or internal control over financial reporting that are required of public companies, and we cannot provide assurance as to how long the integration process may take.
Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a publicly traded company or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002. This could result in a restatement of our financial statements, the imposition of sanctions, or investigation by regulatory authorities, and could cause investors to lose confidence in our reported financial information. Any such consequence or other negative effect of our inability to meet our reporting requirements or comply with legal and regulatory requirements, as well as any disclosure of an accounting, reporting or control issue, could adversely affect the trading price of our common stock and our business.
We may not be able to successfully acquire target companies or integrate acquired companies or technologies into our company, and we may become subject to certain liabilities assumed or incurred in connection with our acquisitions that could harm our business, results of operations and financial condition.
If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses, including TriZetto, into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. The process of integrating an acquired company, business, or technology has created, and will continue to create, operating difficulties. The risks we face include:

•	Diversion of management time and focus from operating our core business to acquisition integration challenges;

•	Failure to successfully integrate the acquired business into our operations, including cultural challenges associated with integrating and retaining employees; and

•	Failure to achieve anticipated efficiencies and/or benefits, realize our strategic objectives or further develop the acquired business.
Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover, that we inadequately assess or that are not properly disclosed to us. In particular, to the extent that any acquired business (or any assets thereof) (i) failed to comply with or otherwise violated applicable laws or regulations, (ii) failed to fulfill contractual obligations to customers or (iii) incurred material liabilities or obligations to customers that are not identified during the diligence process, we, as the successor owner, may be financially responsible for these violations, failures and liabilities and may suffer financial and/or reputational harm or otherwise be adversely affected. In addition, as part of an acquisition, we may assume responsibilities and obligations of the acquired business pursuant to the terms and conditions of agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. We also have been and may in the future be subject to litigation or other claims in connection with an acquired company, including claims from terminated employees, customers, former stockholders, or other third parties. Any material liabilities associated with our acquisitions could harm our business, results of operations and financial condition.
We cannot predict or guarantee that we will successfully identify suitable acquisition candidates, consummate any acquisition or integrate any acquired business. Any failure to do so could have an adverse impact on our business, results of operations and financial condition.

System failure or disruptions in our communications or information technology could negatively impact our operations and ability to provide our services and solutions, which would have an adverse effect on our business, results of operations and financial condition.
To deliver our services and solutions to our customers, we must maintain a high speed network of satellite, fiber optic and land lines and active voice and data communications 24 hours a day between our main operating offices in India, our other development and delivery centers and the offices of our customers worldwide. Any systems failure or a significant lapse in our ability to transmit voice and data through satellite and telephone communications could result in curtailed operations and a loss of customers, which would have an adverse effect on our business, results of operations and financial condition.
Our business, results of operations and financial condition could be impaired if we lose key members of our management team.
Our future performance depends upon the continued service of the key members of our management team. Competition for experienced executive officers and other key employees in the industries in which we compete is intense, and there can be no assurance that we will be able to retain key persons, or that we will be successful in attracting and retaining replacements in the future. The loss of any one or more of our executive officers or significant employees, or the failure to attract, integrate and retain additional talent, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key man life insurance on any of our executive officers or significant employees.
In addition, our business could be harmed if any key member of our management team leaves our employment and joins one of our competitors. Currently we have entered into non-competition agreements with the majority of our executive officers. We cannot be certain, however, that the restrictions in these agreements prohibiting such executive officers from engaging in competitive activities are enforceable. Any defection by a key member of our management team could have a material adverse effect on our business, results of operations and financial condition.
Competition for highly-skilled technical personnel is intense, and our ability to compete for and manage client engagements depends on our ability to attract and retain such personnel.
Our ability to maintain and renew existing client engagements and obtain new business depends to a significant extent on our ability to attract, train and retain highly-skilled technical personnel so as to keep our supply of skills and resources in balance with client demand. In particular, in order to serve client needs and grow our business, we must attract, train and retain appropriate numbers of talented people, including project managers, IT engineers and other senior technical personnel, who are able to keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. We cannot guarantee that we will be able to train and assimilate new employees successfully. In addition, we believe there is a shortage of, and significant competition for, professionals with the advanced technological skills necessary to perform the services we offer. We have subcontracted in the past, and may continue to subcontract in the future, with other service providers in order to meet our obligations to our customers. If we are unable to attract and retain highly-skilled technical personnel, our ability to effectively lead our current projects and develop new business could be jeopardized, and our business, results of operations and financial condition could be adversely affected.
Our business could be negatively affected if we incur legal liability in connection with providing our services and solutions.
If we fail to meet our contractual obligations or otherwise breach obligations to our clients, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important financial opportunity by doing so or because our personnel did not adequately adhere to our guidelines. In addition, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us to become standard in the marketplace. If we cannot, or do not, meet our contractual obligations to provide services and solutions, and if our exposure is not adequately limited through the enforceable terms of our agreements, we might face significant legal liability and our business, results of operations and financial condition could be adversely affected.
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims, including matters such as our breach of certain representations or covenants, our infringement of the intellectual property of others or our gross negligence or willful misconduct. Payments by us under any of these arrangements are generally conditioned on the client making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine our maximum potential exposure under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. If events arise requiring us to make payment for indemnification claims under our contractual indemnification obligations, such payments could have a material impact on our business, results of operations and financial condition.
Additionally, our clients may perform audits or require us to perform audits and provide audit reports with respect to the controls and procedures that we use in the performance of services for such clients, especially when we process data belonging to them. Our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion, with respect to our controls and procedures in connection with any such audit in a timely manner. We could also incur liability if our controls and procedures, or the controls and procedures we manage for a client, were to result in an internal control failure or impair our client’s ability to comply with its own internal control requirements.
We may face difficulties in providing end-to-end business solutions or delivering complex and large projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business, results of operations and financial condition.
We have been expanding the nature and scope of our engagements and have added new service offerings, such as consulting, business process services, systems integration and outsourcing of entire portions of IT infrastructure across the industries we serve. The success of these service offerings depends, in part, upon continued demand for such services by our existing and prospective clients and our ability to meet this demand in a cost-competitive and effective manner. To obtain engagements for such end-to-end solutions, we also are more likely to compete with large, well-established international consulting firms, resulting in increased competition and pricing pressure. Accordingly, we cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract existing and prospective clients to these service offerings.
The increased breadth of our service offerings has resulted and may continue to result in larger and more complex projects with our clients. This requires us to establish closer relationships with our clients and achieve a thorough understanding of their operations. Our ability to establish such relationships depends on a number of factors, including the proficiency of our professionals and our management personnel. Our failure to understand our client requirements or our failure to deliver services that meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages, which could have a material adverse effect on our business, results of operations and financial condition.
Larger projects often involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our business, results of operations and financial condition.
If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our business, results of operations and financial condition could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, including limited access to the credit markets, insolvency or bankruptcy, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
If our clients are not satisfied with our services and solutions or if our reputation in the marketplace is damaged, our business, results of operations and financial condition could be adversely affected.
Our business model depends in large part on our ability to attract additional work from our base of existing clients. Our business model also depends on our account teams’ ability to develop relationships with our clients that enable us to understand our clients’ needs and deliver services and solutions that are tailored to those needs. If a client is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors.
In addition, negative publicity related to our client services or relationships, regardless of its accuracy, could adversely affect our business by inhibiting our ability to compete for new contracts with current and prospective clients. Our corporate reputation is potentially susceptible to damage due to actions or statements made by current or former clients that are dissatisfied with our services or work product, as well as competitors, vendors, adversaries in legal proceedings, government regulators, former and current employees, members of the investment community and the media. Damage to our reputation could be difficult and time-consuming to repair, make potential or existing clients reluctant to select us for new engagements and, in turn, result in a loss of business, adversely affect our recruitment and retention efforts, reduce the value and effectiveness of the Cognizant brand name and reduce investor confidence in us, any one of which could adversely affecting our business, results of operations and financial condition.
We rely on third parties for certain software products.
Certain of our software products contain components that are developed by third parties. In addition, we resell certain software products of third parties and we use third-party software products to deliver our services and solutions. We may not be able to replace the functions provided by these third-party software components or products if they become obsolete, defective, or incompatible with future versions of our products or with our services and solutions, or if they are not adequately maintained or updated. Any defects in or significant interruption in the availability of these third-party software products or components could harm the sale of our products and our delivery of services and solutions to our clients unless and until we can secure or develop an alternative source. In addition, third-party suppliers of software or other intellectual property assets could be unwilling to permit us to use their intellectual property and this could impede or disrupt use of their products or services by us and our clients. If our ability to provide services and solutions to our clients is impaired as a result of any such denial, our business, results of operations and financial condition could be adversely affected.
Alternate sources for the technology currently licensed to us may not be available to us in a timely manner, may not provide us with the same functions as currently provided to us or may be more expensive than products we currently use. Further, our success depends on our ability to maintain our existing relationships with third-party software providers and build new relationships with other providers in order to enhance our services and remain competitive. If we are unable to maintain such existing relationships or successfully build new relationships, our business, results of operations, and financial condition could suffer.
We are exposed to credit risk and fluctuations in the market values of our investment portfolio.
Any deterioration of the credit and capital markets in the United States, Europe or other regions of the world could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. Any decline in economic activity could adversely affect the ability of counterparties to certain financial instruments such as marketable securities and derivatives to meet their obligations to us.
Our revenues are highly dependent on clients concentrated in certain industries, including the financial services and healthcare industries. Consolidation and factors that negatively affect these industries may adversely affect our business, results of operations and financial condition.
During the year ended December 31, 2014, we earned approximately 41.8% of our revenues from the financial services industry, which includes insurance, and 26.2% from the healthcare industry. Significant consolidation or a decrease in growth in the financial services industry or the healthcare industry may reduce the demand for our services and negatively affect our business, financial condition and results of operations. For example, two or more of our current clients may merge or consolidate and combine their operations, which may cause us to lose work or lose the opportunity to gain additional work. The increased market power of larger companies may also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business, financial condition and results of operations. In addition, if we are unable to successfully anticipate changing regulatory, economic and political conditions affecting the industries in which we operate, we may be unable to effectively plan for or respond to those changes, and our business, results of operations and financial condition could be negatively affected.

Our revenues are highly dependent on clients located in the United States and Europe. Any weakening of economic conditions in these markets may adversely affect our business, results of operations and financial condition.
Approximately 76.8% of our revenues during the year ended December 31, 2014 were derived from clients located in North America. In the same period, approximately 18.4% of our revenues were derived from clients located in Europe. Any weakening of economic conditions in the United States or European economies could depress the pricing for our services and cause our customers to reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our business, results of operations and financial condition.
If we do not continue to improve our operational, financial and other internal controls and systems to manage our rapid growth and size, our business, results of operations and financial condition could be adversely affected.
Our recent and anticipated growth, including our acquisition of TriZetto, will continue to place significant demands on our management and other resources, and will require us to continue to develop and improve our operational, financial and other internal controls. In particular, our growth will increase the challenges involved in:

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
In addition, the increasing size and scope of our operations increase the possibility that a member of our personnel will engage in unlawful or fraudulent activity, breach our contractual obligations, or otherwise expose us to unacceptable business risks, despite our efforts to train our people and maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our enterprise, our business, results of operations and financial condition could be adversely affected.
There can be no assurance that our business, results of operations and financial condition will not be adversely affected by our incurrence of indebtedness.
On November 20, 2014, in conjunction with our acquisition of TriZetto, we entered into a credit agreement with a bank syndicate providing for a $1.0 billion unsecured term loan and a $750.0 million unsecured revolving credit facility, both of which mature on November 20, 2019. We may incur additional indebtedness in the future, which may be significant. We will be required to have sufficient cash available in the United States to pay scheduled installments of principal, accrued interest and fees from time to time and at maturity. If we do not have sufficient cash available in the United States, we may be required to repatriate earnings held by our foreign subsidiaries. Any such repatriation would cause us to accrue the applicable amount of taxes associated with such earnings at that time, which could have a material adverse effect on our results of operations. In addition, we may not have sufficient cash in the United States or abroad to make payments on our debt obligations, which could cause us to seek additional debt or equity capital or restructure or refinance our existing indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
In addition, the credit agreement contains certain covenants including a requirement that we maintain a debt to total stockholders' equity ratio not in excess of 0.40:1.00 as of the last day of any fiscal quarter. Failure to comply with this covenant or other provisions of the credit agreement could result in a default under the credit agreement, requiring us to either cure such default, receive a waiver, or in the absence of such cure or waiver, refinance any outstanding indebtedness under the credit agreement. There is no assurance that we would be able to refinance our debt on acceptable terms and conditions.
Risks Relating to our International Operations
Our global operations are subject to complex risks, some of which might be beyond our control.
We have offices and operations in various countries around the world and provide services to clients globally. In 2014, approximately 76.8% of our revenues were attributable to the North American region, 18.4% were attributable to the European region, and the remainder was attributable to the rest of the world, primarily the Asia Pacific region. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region.
In addition, the majority of our employees, along with our development and delivery centers, are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws and regulations, potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties in collecting accounts receivable, international hostilities, terrorism and natural disasters. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. If we are unable to manage the risks of our global operations, our business, results of operations and financial condition could be adversely affected.
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
India has also recently experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India-Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan, Iraq and Syria. If India becomes engaged in armed hostilities, particularly if these hostilities are protracted or involve the threat of or use of weapons of mass destruction, it is likely that our business, results of operations and financial condition would be materially adversely affected.
In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Changes in government leadership in India or a change in policies of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition.
Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates, restrictions on the deployment of cash across our global operations and our use of derivative financial instruments.
Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, net income and the value of balance sheet items originally denominated in other currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use these funds across our global operations. Further, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain rupee denominated payments in India. These contracts are intended to partially offset the impact of the movement of the exchange rates on future operating costs. In addition, we have also entered into foreign exchange forward contracts in order to mitigate foreign currency risk on foreign currency denominated net monetary assets. The hedging strategies that we have implemented, or may in the future implement, to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. Accordingly, we may incur losses from our use of derivative financial instruments that could have a material adverse effect on our business, results of operations and financial condition.
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these regulations could harm our business, results of operations and financial condition.
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
Among other anti-corruption laws and regulations, we are subject to the United States Foreign Corrupt Practices Act, or FCPA, which prohibits improper payments or offers of improper payments to foreign officials to obtain business or any other benefit, and the U.K. Bribery Act. Violations of these laws or regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from government contracting or contracting with private entities in certain highly regulated industries, any of which could have a material adverse effect on our business, results of operations and financial condition.
International hostilities, terrorist activities, other violence or war, natural disasters, pandemics and infrastructure disruptions, could delay or reduce the number of new service orders we receive and impair our ability to service our customers, thereby adversely affecting our business, results of operations and financial condition.
Hostilities involving acts of terrorism, violence or war, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to provide services to our customers. Such events may cause customers to delay their decisions on spending for information technology, consulting, and business process services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to our and our clients’ physical facilities and operations around the world. Additionally, by disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to some or all of our clients. The majority of our employees are located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Any inability to travel could cause us to incur additional unexpected costs and expenses or could impair our ability to retain the skilled professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities could also adversely affect our ability to serve our clients.
Hostilities involving the United States, the United Kingdom, India and other countries in which we provide services to our clients, and other acts of terrorism, violence or war, natural disasters, global health risks or pandemics may reduce the demand for our services and negatively affect our revenues. If we fail to defend against any of these occurrences, we might be unable to protect our people, facilities and systems. If these disruptions prevent us from effectively serving our clients, our business, results of operations and financial condition could be adversely affected.
Risks Relating to Taxes
Our earnings and financial condition may be negatively impacted by certain tax related matters.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our provision for income taxes and cash tax liability could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition in future periods. In addition, our income tax returns are subject to examination in the jurisdictions in which we operate. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. An unfavorable outcome of one or more of these examinations may have an adverse effect on our business, results of operations and financial condition.
Our earnings may be adversely affected if we change our intent not to repatriate foreign earnings or if such earnings become subject to U.S. tax on a current basis.
We earn a significant amount of our earnings outside of the United States. Other than amounts for which we have already accrued U.S. taxes, we consider foreign earnings to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur that could effectively force us to change our intent not to repatriate such earnings. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested outside of the United States, or if legislation is enacted in the United States providing for a tax on foreign earnings or profits prior to their repatriation, we may have to accrue taxes associated with such earnings or profits at a substantially higher rate than our projected effective income tax rate in 2015. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.
Our earnings may be negatively impacted by the loss of certain tax benefits provided by India to companies in our industry as well as by possible changes in Indian tax laws.
Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the Indian government for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Changes in Indian tax laws that would reduce or deny SEZ tax benefits could have a material adverse effect on our business, results of operations and financial condition. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the current rate of approximately 21.0%, including surcharges. Any MAT paid is creditable against future corporate income tax, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against future corporate income tax. Our ability to fully do so may be influenced by possible changes to the Indian tax laws as well as the future financial results of Cognizant India. Our potential inability to fully utilize our deferred income tax assets related to the MAT could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Intellectual Property
We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and harm our business.
Our future success will depend, in part, on our ability to protect our proprietary methodologies and other valuable intellectual property. We presently hold a limited number of issued patents, and we have filed and intend to file patent applications. There is no guarantee that any patents will issue in the United States or in any other country we may seek protection or that they will serve as a barrier from competition from other organizations. Additionally, the protection afforded by international patent laws as well as the enforcement actions differ from country to country. There is no guarantee that we will be able to maintain adequate protection or enforcement of our intellectual property rights.
We also rely upon a combination of copyright and trade secret laws, non-disclosure and related contractual arrangements, and other security measures to protect our intellectual property rights. We believe that laws, rules, regulations and treaties in effect in the United States, India and other countries in which we operate are adequate to protect us from misappropriation or unauthorized use of our intellectual property. However, there can be no assurance that these laws will not change in ways that may prevent or restrict the transfer of software components, libraries, toolsets and other technology or data we use in the performance of our services, and existing laws of some countries in which we provide services, such as China, might offer only limited protection of our intellectual property rights. There also can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation, or that we will be able to detect unauthorized use of our intellectual property.
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
We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents or other intellectual property rights for software products and methods, technological solutions, and processes. We may be subject to intellectual property infringement claims from certain individuals or companies that have acquired patent portfolios for the primary purpose of asserting such claims against other companies. The risk of infringement claims against us may also increase as we continue to develop and license our intellectual property to our clients and other third parties. Any infringement claim or litigation against us could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Legislation and Government Regulation
Anti-outsourcing legislation, if adopted, and negative perceptions associated with offshore outsourcing could impair our ability to service our customers and adversely affect our business, results of operations and financial condition.
The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in the United States, which is our largest market, as well as in Europe, the Asia Pacific and other regions in which we have clients. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in the U.S. Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. If enacted, such measures may broaden existing restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, or impact private industry with measures that include, but are not limited to, tax disincentives, fees or penalties, intellectual property transfer restrictions, mandatory government audit requirements, and new standards that have the effect of restricting the use of certain business and/or work visas. In the event that any of these measures become law, our ability to provide services to our customers could be impaired, which could adversely affect our business, results of operations and financial condition. Existing and future legislative and administrative/regulatory policies restricting the performance of business process services from an offshore location in jurisdictions in Europe, the Asia Pacific or any other region in which we have clients could also have a material adverse effect on our business, results of operations and financial condition.
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
Restrictions on immigration may affect our ability to compete for and provide services to clients, which could hamper our growth and cause our revenue to decline.
Our future success continues to depend on our ability to attract and retain employees with technical and project management skills, including those from developing countries, especially India. The ability of foreign nationals to work in the United States, Europe, the Asia Pacific and other regions in which we have clients depends on their and our ability to obtain the necessary visas and work permits for our personnel who need to travel internationally. If we are unable to obtain such visas or work permits, or if their issuance is delayed or if their length is shortened, we may not be able to provide services to our clients or to continue to provide services on a timely and cost-effective basis, receive revenues as early as expected or manage our delivery centers as efficiently as we otherwise could, any of which could have a material adverse effect on our business, results of operations and financial condition.
Immigration and work permit laws and regulations in the countries in which we have clients are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. For example, the United States Congress has recently considered and may consider in the future extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. If such provisions are signed into law, our cost of doing business in the United States would increase and that may discourage customers from seeking our services. Our international expansion strategy and our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with professionals who are not citizens of the country where the work is to be performed.
Increased regulation of the financial services industry, healthcare industry or other industries in which our clients operate could harm our business, results of operations and financial condition.
The industries in which our clients are concentrated, such as the financial services industry and the healthcare industry, are, or may be, increasingly subject to governmental regulation and intervention. For instance, the financial services industry is subject to extensive and complex federal and state regulation. As a provider of services to financial institutions, portions of our operations are examined by a number of regulatory agencies. These agencies regulate the services we provide and manner in which we operate. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, clients in the financial services sector have been subject to increased regulation following the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States. New or changing regulations under Dodd-Frank, as well as other regulations or legislation affecting our customers in the financial services industry, may reduce demand for our services or cause us to incur costly changes in our processes or personnel, thereby negatively affecting our business, results of operations and financial condition.
The healthcare industry is highly regulated at the federal, state and local levels and is subject to changing legislative, regulatory, political and other influences. Many healthcare laws, such as the Affordable Care Act, are complex, subject to frequent change, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us, our clients or the specific services and relationships we have with our clients is not always clear. Our failure to anticipate accurately the application of the Affordable Care Act and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and negatively affect our business, results of operations and financial condition. Further, the growth of our business, results of operations and financial condition rely, in part, on clients in the healthcare industry that receive substantial revenues from governmental and other third-party payor programs. A reduction or less than expected increase in government funding for these programs, a change in allocation methodologies or the termination of our clients’ government contracts could negatively affect our clients’ businesses and, in turn, negatively impact our business, results of operations and financial condition. In addition, as a service provider to clients who are government contractors, we may in the future become involved in governmental investigations to evaluate our or our clients’ compliance with government healthcare programs, which could result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, any of which could have a material adverse effect on our business, results of operations and financial condition.
Increased regulation, changes in existing regulation or increased government intervention in the other industries in which our clients operate also may adversely affect the growth of their respective businesses and therefore negatively impact our business, results of operations and financial condition.
Risks Relating to our Common Stock and Governing Documents
Our stock price continues to be volatile.
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
Provisions in our charter and by-laws, each as amended, and Delaware General Corporate Law, or DGCL, may have the effect of deterring unsolicited takeover proposals or delaying or preventing changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions include:

•	Authority of the board of directors, without further action by the stockholders, to fix the rights and preferences, and issue shares of preferred stock;

•
The classification of our board of directors until the 2016 annual meeting of stockholders, at which point the board of directors will be declassified and each director will be elected on an annual basis. While our board of directors remains classified, a change of control of our board of directors cannot occur at a single meeting of stockholders;

•
The inability of our stockholders to act by written consent and the restrictions imposed on our stockholders’ ability to call a special meeting. As a result, any action by our stockholders may be delayed until annual meetings or until a special meeting is called by our chairman or chief executive officer or our board of directors;

•	The supermajority-voting requirement for specified amendments to our charter and by-laws, which allows a minority of our stockholders to block those amendments; and

•	Provisions in the DGCL preventing stockholders from engaging in business combinations with us, subject to certain exceptions.
These provisions could also discourage bids for our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2. Properties
To support our planned growth, we are continually expanding our development and delivery center capacity through the construction of new facilities, supplemented by additional leasing of non-owned facilities. As presented in the table below, as of December 31, 2014, we leased 11,640,951 square feet and owned 10,121,646 square feet in 16 countries, which are used to deliver services to our customers across all four of our business segments.

Geographic Area	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage
India	43	9,876,552	9,970,498	19,847,050
North America	35	1,174,262	151,148	1,325,410
Europe	12	137,944	—	137,944
Rest of World[1]	13	452,193	—	452,193
Total	103	11,640,951	10,121,646	21,762,597

[1]	Includes our operations in Asia Pacific, Middle East and Latin America. Substantially all of this square footage is located in the Philippines, China and Argentina.
We operate out of our Teaneck, New Jersey executive office where we lease 96,107 square feet. In addition to our executive office and the above development and delivery centers, we have business development offices in approximately 61 cities and 32 countries across the globe.

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
Our Class A common stock trades on the NASDAQ Global Select Market (NASDAQ) under the symbol “CTSH”.
The following table shows the per share range of high and low sale prices for shares of our Class A common stock, as listed for quotation on the NASDAQ, for the quarterly periods indicated. This table has been adjusted to reflect our two-for-one stock split effected by a 100% stock dividend that became effective on March 7, 2014.

Quarter Ended	High	Low
March 31, 2013	$40.54	$37.02
June 30, 2013	38.95	30.46
September 30, 2013	42.09	31.57
December 31, 2013	50.57	40.62
March 31, 2014	54.00	44.96
June 30, 2014	53.40	45.73
September 30, 2014	51.38	41.51
December 31, 2014	54.89	42.94
As of December 31, 2014, the approximate number of holders of record of our Class A common stock was 159 and the approximate number of beneficial holders of our Class A common stock was 45,000.
Cash Dividends
We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of our business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.
Stock Split
On February 4, 2014, our Board of Directors declared a two-for-one stock split of our Class A common stock in the form of a 100% stock dividend, which was effected on March 7, 2014 to stockholders of record as of February 21, 2014. The stock split has been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information herein, except par values, have been retroactively adjusted to reflect the stock split as if it occurred at the beginning of the earliest period presented.
Issuer Purchases of Equity Securities
In August 2014, we announced that the Board of Directors approved an expansion of our stock repurchase program, increasing our stock repurchase authorization under the program from $1,500,000 to $2,000,000 and extending the term of the stock repurchase program from December 31, 2014 to December 31, 2015. Under the stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, or private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the Company's management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.

During the three months ended December 31, 2014, we repurchased $58.0 million of our Class A common stock under our stock repurchase program. These stock repurchases were funded from working capital. As of December 31, 2014, the remaining available balance under the Board authorization was $813.9 million. The following table has been adjusted to reflect our two-for-one stock split effected by a 100% stock dividend that became effective on March 7, 2014.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
October 1, 2014 - October 31, 2014	—	$—	—	$871,899
November 1, 2014 - November 30, 2014	1,000,000	52.92	1,000,000	818,980
December 1, 2014 - December 31, 2014	100,000	50.60	100,000	$813,920
Total	1,100,000	$52.71	1,100,000
In addition, during the three months ended December 31, 2014, we purchased additional shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended December 31, 2014, we purchased 358,130 shares in connection with employee tax withholding obligations.

Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index, NASDAQ-100 Index and a Peer Group Index (capitalization weighted) for the period beginning December 31, 2009 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)
Among Cognizant, the S&P 500 Index, the NASDAQ-100 Index
And a Peer Group Index(3) (Capitalization Weighted)

Company / Index	Base Period 12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
COGNIZANT TECHNOLOGY SOLUTIONS CORP	$100	$161.68	$141.87	$162.99	$222.77	$232.34
S&P 500 INDEX	100	115.06	117.49	136.30	180.44	205.14
NASDAQ-100	100	119.22	122.44	143.04	193.09	227.72
PEER GROUP	100	122.07	96.73	101.68	142.07	151.79

(1)	Graph assumes $100 invested on December 31, 2009 in our Class A common stock, the S&P 500 Index, the NASDAQ-100 Index, and the Peer Group Index (capitalization weighted).

(2)	Cumulative total return assumes reinvestment of dividends.

(3)
We have constructed a Peer Group Index of other information technology consulting firms consisting of Accenture plc., Computer Sciences Corporation, Computer Task Group, Inc., ExlService Holdings Inc., Genpact Limited, iGate Corp., Infosys Ltd., Sapient Corp., Syntel Inc., Wipro Ltd. and WNS (Holdings) Limited.

Item 6.	Selected Financial Data
The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2014 and 2013 and for each of the years ended December 31, 2014, 2013 and 2012 have been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2012, 2011 and 2010 and for each of the years ended December 31, 2011 and 2010 are derived from our audited consolidated financial statements not included elsewhere herein. Our selected consolidated financial information for 2014, 2013 and 2012 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	2014	2013	2012	2011	2010
	(in thousands, except per share data)
For the Year Ended December 31:
Revenues	$10,262,681	$8,843,189	$7,346,472	$6,121,156	$4,592,389
Income from operations	1,884,878	1,677,910	1,361,496	1,136,468	861,852
Net income	$1,439,267	$1,228,578	$1,051,263	$883,618	$733,540

Basic earnings per share	$2.37	$2.03	$1.74	$1.46	$1.22
Diluted earnings per share	$2.35	$2.02	$1.72	$1.42	$1.19
Cash dividends declared per common share	$—	$—	$—	$—	$—
Weighted average number of common shares outstanding-Basic	608,126	604,015	602,582	606,553	601,561
Weighted average number of common shares outstanding-Diluted	612,489	609,662	611,722	620,702	618,273

As of December 31:
Cash, cash equivalents and short-term investments	$3,774,726	$3,747,473	$2,863,758	$2,432,264	$2,226,388
Working capital	4,158,203	4,373,374	3,436,964	2,875,801	2,587,508
Total assets(1)	11,718,916	8,134,718	6,455,617	5,484,228	4,575,636
Total debt	1,637,502	—	—	—	—
Stockholders’ equity	7,740,218	6,135,791	4,854,383	3,952,886	3,584,431
______________________

(1)
In July 2013, the Financial Accounting Standards Board, or FASB, issued new guidance which requires the netting of any unrecognized tax benefits against all available same-jurisdiction deferred income tax carryforward assets that would apply if the uncertain tax positions were settled. We adopted this standard on January 1, 2014. As of December 31, 2014, we netted an unrecognized tax benefit of $94.8 million against same-jurisdiction non-current deferred income tax assets. In addition, we conformed prior year's presentation to current year's presentation. This had the effect of reducing "total assets" by $74.2 million, $66.0 million, $23.7 million, and $7.4 million as of December 31, 2013, 2012, 2011, and 2010, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary
We are a leading provider of IT, consulting and business process services, dedicated to helping the world’s leading companies build stronger businesses. Our clients engage us to help them build more efficient operations, provide solutions to critical business and technology problems, and help them drive technology-based innovation and growth. Our core competencies include: Business, Process, Operations and IT Consulting, Application Development and Systems Integration, EIM, Application Testing, Application Maintenance, IT IS, and BPS. We tailor our services to specific industries and utilize an integrated global delivery model. This seamless global sourcing model combines client service teams based on-site at the client locations with delivery teams located at dedicated near-shore and offshore global delivery centers.
We completed several acquisitions during 2014 that we believe will accelerate our ability to provide multi-service integrated solutions to the healthcare industry and enhance our overall digital delivery capabilities. We believe that our fourth quarter acquisition of TriZetto, the largest acquisition in our history, broadens our solutions offerings and creates an opportunity for us to cross-sell our business process, infrastructure management and consulting services to the TriZetto clients where we currently do not have relationships. More importantly, we believe a greater longer term opportunity exists for us to combine TriZetto’s platforms with our services and program management capabilities to create end-to-end integrated platform-based solutions that bring together infrastructure, applications, the cloud and business process services. During 2014, we completed three other acquisitions to strengthen our digital delivery capabilities across several industry groups.
We closed the acquisition of TriZetto on November 20, 2014 for an aggregate purchase price, after giving effect to various purchase price adjustments and net of cash acquired, of approximately $2,627.8 million in cash. In connection with the acquisition, we entered into a credit agreement (the "Credit Agreement") with a commercial bank syndicate providing for a $1,000.0 million unsecured term loan (the "Term Loan") and $750.0 million unsecured revolving credit facility (the "Revolving Facility"). We funded the purchase price for the acquisition of TriZetto with cash on hand and the $1,000.0 million of proceeds of the Term Loan.
In 2014, our revenue increased to $10,262.7 million compared to $8,843.2 million in 2013. Net income increased to $1,439.3 million or $2.35 per diluted share, compared to net income of $1,228.6 million or $2.02 per diluted share. On a non-GAAP basis our 2014 diluted earnings per share increased to $2.601 compared to $2.271 during 2013.
The key drivers of our revenue growth in 2014 were as follows:

•	Solid performance across all of our business segments with revenue growth ranging from 12.1% to 20.3%;

•	Sustained strength in the North American market where revenues grew 14.9%, inclusive of post-acquisition TriZetto revenue of $80.6 million, as compared to 2013;

•	Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets where we experienced revenue growth of 19.3% and 23.6%, respectively, as compared to 2013;

•	Increased customer spending on discretionary projects;

•
Expansion of our service offerings, including Consulting, IT IS, and BPS services, which enabled us to cross-sell new services to our customers and meet the rapidly growing demand for complex large-scale outsourcing solutions;

•	Increased penetration at existing customers, including strategic clients; and

•	Continued expansion of the market for global delivery of IT services and BPS.

_______________

1
Non-GAAP diluted earnings per share is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, EIM, application testing, application maintenance, IT IS, and BPS. In addition, we are seeing increasing customer interest in digital solutions, including our social, mobile, analytics and cloud-based services and increased demand for mobility, data and security services. We are also seeing an increase in demand for larger, more complex projects that are transformational for our customers. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater variability in our period-to-period operating results. We increased the number of strategic clients by 28 during the year, bringing the total number of our strategic clients to 271. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.
In 2014, our operating margin decreased to approximately 18.4% compared to 19.0% in 2013. Our non-GAAP operating margin in 2014 was approximately 20.2%2 compared to 20.6%2 in 2013. The decrease in our GAAP and non-GAAP operating margins was due to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation), subcontractor expense and investments to grow our business, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar and lower realized losses on our cash flow hedges in 2014 compared to 2013. Historically, we have invested our profitability above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics and digital technology capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery as well as recognizing and rewarding exceptional performance by our employees. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.
We finished the year with approximately 211,500 employees, which is an increase of approximately 40,100 over the prior year and includes approximately 3,770 employees from the acquisition of TriZetto. The increase in the number of our technical personnel and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2014. Annualized turnover, including both voluntary and involuntary, was approximately 14.5% for the three months ended December 31, 2014. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. Historically, we have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.
At December 31, 2014, we had cash, cash equivalents and short-term investments of $3,774.7 million, working capital of $4,158.2 million and debt outstanding under the Credit Agreement of approximately $1,637.5 million. The Term Loan and the Revolving Facility both mature on November 20, 2019. As of December 31, 2014, we have drawn down $650.0 million under the Revolving Facility, which is available for general corporate purposes. We believe our cash from operations and capital resources on hand provide sufficient liquidity to continue to make investments to expand and grow our business, and meet our repayment obligations under the Credit Agreement.
During 2015, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, IT IS and BPS;

•	Demand from our customers to help them achieve their dual mandate of simultaneously achieving cost savings while investing in innovation;

•	Secular changes driven by evolving technologies and regulatory changes;

•	Volatility in foreign currency rates;

•	Continued uncertainty in the world economy; and

•	Addition of the TriZetto business.

_______________

2
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

In response to this environment, we plan to:

•	Continue to invest in our talent base and new service offerings;

•	Partner with our existing customers to garner an increased portion of our customers’ overall IT spend by providing innovative solutions;

•	Continue our focus on growing our business in Europe, the Middle East, the Asia Pacific and Latin America regions, where we believe there are opportunities to gain market share;

•	Continue to increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Continue to focus on operating discipline in order to appropriately manage our cost structure;

•	Continue to locate most of our new development center facilities in tax incentivized areas; and

•	Leverage assets and capabilities obtained from the TriZetto acquisition to aggressively pursue new opportunities in the marketplace.
Business Segments
Our four reportable business segments are:

•	Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services;

•	Healthcare, which includes healthcare providers and payers as well as life sciences customers. Our Healthcare business segment includes the post-acquisition operating results of TriZetto;

•	Manufacturing/Retail/Logistics, which includes consumer goods manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and

•
Other, which is an aggregation of industry operating segments each of which, individually, represents less than 10.0% of consolidated revenues and segment operating profit. The Other segment includes information, media and entertainment services, communications, and high technology operating customers.

Our chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenue and operating expenses to different degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit.
We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues during 2014, 2013 or 2012. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations for the Three Years Ended December 31, 2014
The following table sets forth certain financial data for the three years ended December 31, 2014:

(Dollars in thousands)	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues	Increase (Decrease)
							2014	2013
Revenues	$10,262,681	100.0	$8,843,189	100.0	$7,346,472	100.0	$1,419,492	$1,496,717
Cost of revenues(1)	6,141,118	59.8	5,265,469	59.5	4,278,241	58.2	875,649	987,228
Selling, general and administrative(1)	2,037,021	19.8	1,727,609	19.5	1,557,646	21.2	309,412	169,963
Depreciation and amortization expense	199,664	1.9	172,201	1.9	149,089	2.0	27,463	23,112
Income from operations	1,884,878	18.4	1,677,910	19.0	1,361,496	18.5	206,968	316,414
Other income (expense), net	39,153		10,007		26,100		29,146	(16,093)
Provision for income taxes	484,764		459,339		336,333		25,425	123,006
Net income	$1,439,267	14.0	$1,228,578	13.9	$1,051,263	14.3	$210,689	$177,315
Diluted earnings per share	$2.35		$2.02		$1.72		$0.33	$0.30
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$2,068,097	20.2	$1,820,712	20.6	$1,484,722	20.2	$247,385	$335,990
Non-GAAP diluted earnings per share	$2.60		$2.27		$1.90		$0.33	$0.37
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased by 16.1% to $10,262.7 million during 2014 as compared to an increase of 20.4% to $8,843.2 million in 2013. In both years, the increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenue growth in 2014 includes $80.6 million from our November 2014 acquisition of TriZetto. Revenues from new customers contributed $298.1 million and $243.4 million, representing 21.0% and 16.3% of the year-over-year revenue growth for 2014 and 2013, respectively. In 2014, our consulting and technology services revenues increased by approximately 22.1% and represented approximately 52.8% of total 2014 revenues, while our outsourcing services revenue increased by approximately 10.0% and constituted approximately 47.2% of total revenues. In 2013, consulting and technology services revenue increased by 18.3% and represented approximately 50.2% of total 2013 revenues, while our outsourcing services increased by approximately 22.6% and constituted approximately 49.8% of total 2013 revenues.
Revenues from our top five customers as a percentage of total revenues were 12.2%, 13.2% and 14.0% in 2014, 2013 and 2012, respectively. Revenues from our top ten customers as a percentage of total revenues were 21.3%, 22.6% and 25.0% in 2014, 2013 and 2012, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows:

(Dollars in thousands)	2014	2013	2012	Increase
				2014		2013
				$	%	$	%
Financial services	$4,285,614	$3,717,573	$3,035,447	$568,041	15.3	$682,126	22.5
Healthcare	2,689,427	2,264,826	1,934,898	424,601	18.7	329,928	17.1
Manufacturing/Retail/Logistics	2,093,560	1,868,305	1,498,668	225,255	12.1	369,637	24.7
Other	1,194,080	992,485	877,459	201,595	20.3	115,026	13.1
Total revenue	$10,262,681	$8,843,189	$7,346,472	$1,419,492	16.1	$1,496,717	20.4

Revenue from our Financial Services segment grew 15.3% or $568.0 million in 2014, as compared to 2013. Our banking and insurance customers contributed approximately $344.1 million and $223.9 million, respectively, to the year-over-year revenue increase. In this segment, revenue from customers added during 2014 was approximately $49.6 million and represented 8.7% of the year-over-year revenue increase in this segment. Key areas of focus for our Financial Services customers included cost optimization, regulatory and compliance driven initiatives, risk management, and the adoption and integration of digital technologies to align with shifts in consumer preferences. Revenue from our Financial Services segment grew 22.5% or $682.1 million in 2013, as compared to 2012. This strength was driven by revenue growth of $494.1 million from our banking customers who benefited from the improving economy. In 2013, revenue from customers added during that year was approximately $75.3 million and represented 11.0% of the year-over-year revenue increase in this segment.
Revenue from our Healthcare segment grew 18.7% or $424.6 million in 2014, as compared to 2013. During 2014, revenue growth was stronger among our healthcare customers, where revenue increased by approximately $340.3 million as compared to an increase of approximately $84.3 million from our life sciences customers. Revenue growth among our healthcare customers includes $80.6 million from our November 20, 2014 acquisition of TriZetto. Revenue from customers added during 2014, including new customers from our acquisition of TriZetto, was approximately $158.1 million and represented 37.2% of the year-over-year revenue increase in this segment. Although discretionary spending by our healthcare customers recently has been negatively affected by uncertainty created by regulatory changes, including the Affordable Care Act initiatives in the United States, we believe that the healthcare industry continues to present a growth opportunity in the long term. Additionally, in 2014, IT spending by some of our life sciences customers has been and may continue to be adversely impacted by the patent cliff affecting the pharmaceutical industry. Revenue from our Healthcare segment grew 17.1% or $329.9 million in 2013, as compared to 2012. In 2013, growth within the segment was driven by work related to Affordable Care Act initiatives, including extended support for member enrollment and the implementation of direct to customer programs through mobile platforms. Revenue from customers added during 2013 was approximately $30.4 million and represented 9.2% of the year-over-year revenue increase in this segment.
Revenue from our Manufacturing/Retail/Logistics segment grew 12.1% or $225.3 million in 2014, as compared to 2013. During 2014, growth was stronger among our manufacturing and logistics customers, where revenue increased by approximately $124.4 million as compared to approximately $100.8 million for our retail and hospitality customers. Revenue from customers added during 2014 was approximately $59.6 million and represented 26.5% of the year-over-year revenue increase in this segment. Demand within this segment continues to be driven by multichannel commerce implementation and integration efforts, analytics, supply chain consulting and implementation initiatives, and increased adoption of digital technologies to align with shifts in consumer preferences. Discretionary spending by our retail customers has been and may continue to be affected by recent weakness in the retail sector. Revenue from our Manufacturing/Retail/Logistics segment grew 24.7% or $369.6 million in 2013, as compared to 2012. In 2013, growth within this segment was stronger among our manufacturing and logistics customers, where revenue increased by approximately $200.0 million, while revenue for our retail and hospitality customers increased by approximately $169.6 million. In 2013, revenue from customers added during that year was approximately $79.9 million and represented 21.6% of the year-over-year revenue increase in this segment.
Revenue from our Other segment grew 20.3% or $201.6 million in 2014, as compared to 2013. In 2014, growth within Other was strong among our telecommunication and high technology customers, where revenue increased by approximately $93.3 million and $71.0 million, respectively, due to an increase in discretionary spending. Revenue from customers added during 2014 was approximately $30.8 million and represented 15.3% of the year-over-year revenue increase in this segment. Revenue from our Other segment grew 13.1% or $115.0 million in 2013, as compared to 2012. In 2013, growth within Other was particularly strong among our high technology customers, where revenue increased by approximately $54.0 million due to an increase in discretionary spending. In 2013, revenue from customers added during that year was approximately $57.9 million and represented 50.3% of the year-over-year revenue increase in this segment.

Revenue - Geographic Locations. Revenues by geographic market, as determined by customer location, were as follows:

(Dollars in thousands)	2014	2013	2012	Increase
				2014		2013
				$	%	$	%
North America	$7,879,785	$6,860,067	$5,836,258	$1,019,718	14.9	$1,023,809	17.5
United Kingdom	1,099,178	942,579	764,936	156,599	16.6	177,643	23.2
Rest of Europe	784,412	636,626	430,554	147,786	23.2	206,072	47.9
Europe - Total	1,883,590	1,579,205	1,195,490	304,385	19.3	383,715	32.1
Rest of World	499,306	403,917	314,724	95,389	23.6	89,193	28.3
Total revenue	$10,262,681	$8,843,189	$7,346,472	$1,419,492	16.1	$1,496,717	20.4

North America continues to be our largest market representing approximately 76.8% of total revenue in 2014 and accounting for $1,019.7 million of the $1,419.5 million revenue increase in 2014. Revenue growth among our North America customers includes $80.6 million from our November 20, 2014 acquisition of TriZetto. Revenue from Europe grew 19.3% in 2014 driven by the increasing acceptance of our global delivery model. Revenue growth in 2014 for our Rest of Europe market includes the full-year benefit of our acquisition of Equinox Consulting, which closed in the fourth quarter of 2013. We believe the European market is under-penetrated and represents a significant future growth opportunity for us. In 2013, revenue in Europe grew 32.1%. Excluding approximately $93.5 million of revenue from our 2013 acquisitions of the C1 group companies and Equinox Consulting, revenue from Europe grew 24.3% in 2013. The 2013 revenue growth in Europe was driven by the strength of Europe's economy and the increasing acceptance of our global delivery model. Revenue growth from Rest of World customers in 2014 was primarily driven by the India, Singapore, Australia, Japan and Hong Kong markets. In 2013, the revenue growth for Rest of World was driven primarily by the Middle East, Singapore and India markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as growth opportunities for the long term. In 2015, we expect the recent strength of the U.S. dollar to negatively impact our revenue from countries outside the United States, primarily Eurozone countries and the U.K.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 16.6% or $875.6 million during 2014 as compared to an increase of approximately 23.1% or $987.2 million during 2013. In both 2014 and 2013, the increase was due primarily to an increase in compensation and benefits costs. In 2014, compensation and benefit costs increased by approximately $650.6 million as a result of the increase in the number of our technical personnel, partially offset by lower incentive-based compensation costs in 2014 as compared to 2013. In 2013, the increase in compensation and benefit costs, including incentive-based compensation, was approximately $870.2 million as a result of the increase in the number of our technical personnel and higher accrual of individual bonus payouts as compared to 2012.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 17.7% or $336.9 million during 2014 as compared to an increase of approximately 11.3% or $193.1 million during 2013. Selling, general and administrative expenses, including depreciation and amortization, increased as a percentage of revenue to 21.8% in 2014 as compared to 21.5% in 2013 and 23.2% in 2012. In 2014, the increase as a percentage of revenue was due primarily to an increase in compensation and benefit costs (net of the impact of lower incentive-based compensation costs), professional services, including acquisition-related costs, and investments to grow our business, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, and lower realized losses on our cash flow hedges in 2014 compared to 2013.
Income from Operations and Operating Margin - Overall. Income from operations increased 12.3%, or approximately $207.0 million in 2014 as compared to an increase of 23.2% or approximately $316.4 million in 2013. Our operating margin decreased to 18.4% of revenues in 2014 from 19.0% of revenues in 2013, due to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation), subcontractor expense, professional fees and investments to grow our business, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar and lower realized losses on our cash flow hedges in 2014 compared to 2013. In 2013, operating margin increased to 19.0% of revenues from 18.5% of revenues in 2012, due to revenue growth outpacing headcount growth and the impact of the depreciation of the Indian rupee against the U.S. dollar, net of losses on our cash flow hedges, partially offset by increases in compensation and benefit costs, including incentive-based compensation costs. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 86 basis points or 0.86 percentage points in 2014 and 209 basis points or 2.09 percentage points in 2013. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 20 basis points or 0.20 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the years ended December 31, 2014 , 2013 and 2012, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 133 basis points or 1.33 percentage points, 184 basis points or 1.84 percentage points, and 131 basis points or 1.31 percentage points, respectively.
For the years ended December 31, 2014, 2013, and 2012, our non-GAAP operating margins were 20.2%3, 20.6%3, and 20.2%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.
Segment Operating Profit. Segment operating profits were as follows:

(Dollars in thousands)				Increase
				2014		2013
	2014	2013	2012	$	%	$	%
Financial Services	$1,320,116	$1,212,099	$998,339	$108,017	8.9	$213,760	21.4
Healthcare	850,955	829,916	724,454	21,039	2.5	105,462	14.6
Manufacturing/Retail/Logistics	685,745	630,250	527,970	55,495	8.8	102,280	19.4
Other	391,901	318,357	288,052	73,544	23.1	30,305	10.5
Total segment operating profit	3,248,717	2,990,622	2,538,815	258,095	8.6	451,807	17.8
Less: unallocated costs	1,363,839	1,312,712	1,177,319	51,127	3.9	135,393	11.5
Income from operations	$1,884,878	$1,677,910	$1,361,496	$206,968	12.3	$316,414	23.2
The increase in segment operating profit within all reportable segments during 2014 and 2013 was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar in each year, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business. In 2014, the unallocated costs increased when compared to 2013 due to continued investments to grow our business, partially offset by the impact of lower incentive-based compensation accrual rates in 2014.

________________

3
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth, for the periods indicated, total other income (expense), net:

(Dollars in thousands)				Increase / Decrease
	2014	2013	2012	2014	2013
Foreign currency exchange (losses)	$(16,481)	$(55,214)	$(11,745)	$38,733	$(43,469)
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(3,895)	14,084	(8,270)	(17,979)	22,354
Net foreign currency exchange (losses)	(20,376)	(41,130)	(20,015)	20,754	(21,115)
Interest income	62,444	48,896	44,514	13,548	4,382
Interest expense	(2,468)	—	—	(2,468)	—
Other, net	(447)	2,241	1,601	(2,688)	640
Total other income (expense), net	$39,153	$10,007	$26,100	$29,146	$(16,093)

The foreign currency exchange losses in all the years presented were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currency of the subsidiary. The (losses) gains on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of December 31, 2014, the notional value of our undesignated hedges was $215.6 million. The increase in interest income in 2014 and 2013 was primarily attributed to the increase in average invested balances. The 2014 increase in interest expense is primarily attributable to the interest on the Term Loan used to fund a portion of our acquisition of TriZetto and on amounts drawn down under our Revolving Facility.
Provision for Income Taxes. The provision for income taxes was $484.8 million in 2014, $459.3 million in 2013 and $336.3 million in 2012. The effective income tax rate decreased to 25.2% in 2014 from 27.2% in 2013 primarily due to changes in the geographical mix of our current year earnings and discrete tax benefits recorded in 2014, partially offset by a scheduled reduction of certain income tax holiday benefits in India in 2014. The effective income tax rate increased to 27.2% in 2013 from 24.2% in 2012, due primarily to a shift in the geographic mix of our 2013 earnings towards countries with higher statutory rates, an increase in the India statutory rate effective April 1, 2013, and a scheduled reduction of certain income tax holiday benefits in India in 2013.
Net Income. Net income increased to approximately $1,439.3 million in 2014 from approximately $1,228.6 million in 2013 and approximately $1,051.3 million in 2012. Net income as a percentage of revenues increased slightly to 14.0% in 2014 from 13.9% in 2013. In 2013, net income as a percentage of revenues decreased to 13.9% from 14.3% in 2012 as a result of the increase in the provision of income taxes and an increase in net foreign currency exchange losses, partially offset by the increase in the operating margin.
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
A limitation of using non-GAAP financial measures versus financial measures calculated in accordance with GAAP is that non-GAAP measures do not reflect all of the amounts associated with our operating results as determined in accordance with GAAP and exclude costs that are recurring, namely stock-based compensation expense, certain acquisition-related charges, and net non-operating foreign currency exchange gains or losses. In addition, other companies may calculate non-GAAP financial measures differently than us, thereby limiting the usefulness of these non-GAAP financial measures as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share to allow investors to evaluate such non-GAAP financial measures.
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the years ended December 31:
(Dollars in thousands, except per share amounts)

	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
GAAP income from operations and operating margin	$1,884,878	18.4	$1,677,910	19.0	$1,361,496	18.5
Add: Stock-based compensation expense	134,825	1.3	118,800	1.3	107,355	1.5
Add: Acquisition-related charges (1)	48,394	0.5	24,002	0.3	15,871	0.2
Non-GAAP income from operations and non-GAAP operating margin	$2,068,097	20.2	$1,820,712	20.6	$1,484,722	20.2

GAAP diluted earnings per share	$2.35		$2.02		$1.72
Effect of above operating adjustments, net of tax	0.23		0.17		0.15
Effect of non-operating foreign currency exchange gains and losses, net of tax (2)	0.02		0.08		0.03
Non-GAAP diluted earnings per share	$2.60		$2.27		$1.90
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

Liquidity and Capital Resources
Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of December 31, 2014, we had cash, cash equivalents and short-term investments of $3,774.7 million and additional available capacity under our Revolving Facility of $100.0 million. In 2014, we funded the acquisition TriZetto with $1,800.0 million of cash on hand and $1,000.0 million of proceeds from the Term Loan. We have used and plan to continue to use a combination of our cash flow from operations, cash on hand and capacity available under our Revolving Facility for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including funding working capital requirements.

The following table provides a summary of the major cash flows and liquidity trends for the three years ended December 31:

(Dollars in thousands)				Increase / Decrease
	2014	2013	2012	2014	2013
Net cash from operating activities	$1,473,010	$1,423,776	$1,172,583	$49,234	$251,193
Net cash (used in) investing activities	(3,160,694)	(730,763)	(570,046)	(2,429,931)	(160,717)
Net cash provided by (used in) financing activities	1,503,410	(30,867)	(342,988)	1,534,277	312,121

Cash, cash equivalents and short-term investments	3,774,726	3,747,473	2,863,758	27,253	883,715
Working capital	4,158,203	4,373,374	3,436,964	(215,171)	936,410
Operating activities. The increase in operating cash flow for both 2014 and 2013 was primarily attributed to the increase in net income. The 2013 increase was also due to more efficient deployment of working capital. Trade accounts receivable increased to approximately $1,968.7 million at December 31, 2014 as compared to approximately $1,648.8 million at December 31, 2013 and approximately $1,345.7 million at December 31, 2012. Unbilled accounts receivable increased to approximately $324.6 million at December 31, 2014 from approximately $226.5 million at December 31, 2013 and $183.1 million at December 31, 2012. The increase in trade accounts receivable and unbilled accounts receivable during 2014 was primarily due to increased revenues. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff.
In the fourth quarter of 2014, we modified our days sales outstanding calculation to net the uncollected portion of deferred revenue from our total accounts receivable balance. Our reported days sales outstanding have historically included trade accounts receivable, net of allowance for doubtful accounts, and unbilled accounts receivable. Our new methodology reduces these balances by the uncollected portion of deferred revenue for the purpose of calculating our days sales outstanding. Under this modified method, our days sales outstanding as of December 31, 2014 was approximately 70 days as compared to 70 days as of December 31, 2013 and 69 days as of December 31, 2012. Under our historical method, our days sales outstanding as of December 31, 2014 was approximately 77 days as compared to 73 days as of December 31, 2013 and 72 days as of December 31, 2012.
Investing activities. The increase in net cash used in investing activities during 2014 is primarily related to our payment for the acquisition of TriZetto in 2014. In 2013, the increase in net cash used in investing activities, when compared to 2012, was primarily related to higher net investment purchases and payments for acquisitions during 2013 as compared to the 2012 period, partially offset by lower spending for capital expenditures in 2013.
Financing activities. The increase in net cash provided by financing activities during 2014 compared to the use of cash in 2013 primarily related to proceeds from borrowings under the 2014 Credit Agreement. In 2013, the decrease in net cash used in financing activities when compared to 2012, was primarily related to lower levels of repurchases of our common stock under our stock repurchase program in 2013.

On November 20, 2014, we entered into a Credit Agreement with a commercial bank syndicate providing for a $1,000.0 million unsecured Term Loan and a $750.0 million Revolving Facility. The Term Loan was used to pay a portion of the cash consideration in connection with our acquisition of TriZetto. The Revolving Facility is available for general corporate purposes. The Term Loan and the Revolving Facility both mature on November 20, 2019. As of December 31, 2014, we have drawn down $650.0 million under the Revolving Facility.

The Credit Agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Under the Credit Agreement, we are required to pay commitment fees on the unused portion of the Revolving Facility, which vary based on our debt ratings (or, if we have not received debt ratings, our debt to total stockholders' equity ratio). We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan.

The Credit Agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the Credit Agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40:1.00. As of December 31,

2014, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the Revolving Facility as of December 31, 2014 and through the date of this filing.
We intend to continue to use a portion of our available capital resources for stock repurchases during 2015. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, our stock price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of stock repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Stock repurchases may be made from time to time through open-market purchases and through the use of Rule 10b5-1 plans and/or by other means. The stock repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
We believe our U.S. cash flows continue to be sufficient to fund our current domestic operations and obligations, including debt service. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including debt repayments, and due to other reasons, such as acquisition-related activities. The Company’s U.S. operations historically have generated and are expected to continue to generate substantial cash flows. In circumstances where the Company has additional cash requirements in the United States, we have several additional liquidity options available to meet those requirements. These options may include borrowing additional funds, including borrowings under our committed Revolving Facility, temporarily utilizing inter-company loans with certain foreign subsidiaries on a limited basis, and, while we currently do not have plans to do so, repatriating certain of our foreign earnings. We also believe we have access to the credit and equity markets and could borrow additional funds under acceptable terms and conditions or raise additional capital through an equity transaction.
Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of December 31, 2014, $3,433.3 million of our cash, cash equivalents and short-term investments was held outside the United States. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate these amounts to fund our liquidity needs in the United States. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.
We expect our operating cash flow, cash and investment balances, and available capacity under our Revolving Facility to be sufficient to meet our operating requirements for the next twelve months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures and to meet our long-term capital requirements beyond a twelve month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate foreign earnings, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

Commitments and Contingencies
As of December 31, 2014, we had outstanding fixed capital commitments of approximately $20.5 million related to our India development center expansion program, which includes expenditures for land acquisition, facilities construction and furnishings to build new state-of-the-art development and delivery centers in regions primarily designated as SEZs located in India.

As of December 31, 2014, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations(1)	$987,500	$50,000	$137,500	$800,000	$—
Interest on long-term debt(2)	51,884	12,085	22,098	17,701	—
Capital lease obligations	56,773	4,705	8,975	7,729	35,364
Operating lease obligations	746,657	148,320	230,426	153,377	214,534
Fixed capital commitments(3)	20,452	20,452	—	—	—
Other purchase commitments(4)	68,808	55,482	13,326	—	—
Total	$1,932,074	$291,044	$412,325	$978,807	$249,898
 ___________

(1)	Includes scheduled repayments of our Term Loan.

(2)	Interest on the Term Loan was calculated at interest rates in effect as of December 31, 2014.

(3)	Relates to our India development and delivery center expansion program.

(4)
Other purchase commitments include, among other things, communications and information technology obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

As of December 31, 2014, we had $135.6 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution of these income tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. As of December 31, 2014, these contracts were in a net unrealized loss position of $102.6 million and have settlement dates in 2015, 2016 and 2017. The actual amounts at which these contracts will be settled may be significantly impacted by fluctuations in the Indian rupee to U.S. dollar foreign currency exchange rate prior to settlement. Therefore, we are unable to make a reliable estimate of the eventual cash flows by period related to the settlement of these foreign exchange forward contracts.
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
Foreign Currency Risk
Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as approximately 76.8% of our revenues during 2014 were generated from customers located in North America. Revenue from our customers in the United Kingdom and Europe represented 10.7% and 7.6%, respectively, of our 2014 revenues. Accordingly, our European operating results may be affected by fluctuations in the exchange rate of the British pound, Euro, Swiss franc and other European currencies to the U.S. dollar.
A portion of our costs in India, representing approximately 25.0% of our global operating costs during 2014, are denominated in the Indian rupee and are subject to foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2014, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of approximately $16.5 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our India subsidiaries to the U.S. dollar functional currency. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies in our foreign subsidiaries, primarily the Indian rupee.
We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. In 2014, we reported net losses of $136.6 million on contracts that settled during the year. As of December 31, 2014, we have outstanding contracts with a notional value of $2,460.0 million and weighted average contract rate of 64.8 Indian rupees to the U.S. dollar. These contracts are scheduled to mature as follows:

	Notional Value (in thousands)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2015	$1,320,000	60.8
2016	720,000	68.1
2017	420,000	71.8
Total	$2,460,000	64.8
Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions and balances denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2015 which are used to hedge our foreign currency denominated net monetary assets. At December 31, 2014, the notional value of the outstanding contracts was $215.6 million and the related fair value was an asset of $2.0 million. During 2014, inclusive of losses of $3.9 million on our undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $20.4 million.

Off-Balance Sheet Arrangements
Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2014, 2013 and 2012 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our accompanying consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, assumptions used in valuing stock-based compensation arrangements, derivative financial instruments and investments, goodwill, intangible assets and other long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying consolidated financial statements. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements.
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
Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented companies and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within SEZs for periods of up to 15 years. Our SEZ income tax holiday benefits are currently scheduled to expire in whole or in part during the years 2016 to 2024 and may be extended on a limited basis for an additional five years per unit if certain reinvestment criteria are met. We have constructed and expect to continue to locate most of our newer development facilities in SEZs. Our Indian profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 33.99%. In addition, all

Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of approximately 21.0% including surcharges. Any MAT paid is creditable against future corporate income tax, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against our future corporate income tax obligations in India. However, our ability to do so could be impacted by possible changes to the Indian tax laws as well as the future financial results of Cognizant India.
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
Investments. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. The years of issuance of our asset-backed securities fall in the 2005 to 2014 range.
We utilize various inputs to determine the fair value of our investment portfolio. To the extent they exist, unadjusted quoted market prices for identical assets in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in our portfolio. In the absence of quoted prices or liquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including, but not limited to timing and amounts of cash flows, discount rates, rate of return, and adjustments for nonperformance and liquidity. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on our results of operations and financial condition. See Note 11 to our consolidated financial statements for additional information related to our security valuation methodologies.
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
Business Combinations. The application of business combination accounting requires the use of significant estimates and assumptions. We account for business combinations using the acquisition method which requires us to estimate the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill and indefinite-lived intangible assets. The allocation of the purchase price utilizes significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. The significant estimates and assumptions include, but are not limited to, the timing and amount of future revenue and cash flows based on, among other things, anticipated growth rates and customer attrition rates, and the discount rate reflecting the risk inherent in future cash flows.
Long-lived Assets and Finite-lived Intangibles. We review long-lived assets and certain finite-lived identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset. The measurement for such an impairment loss is then based on the fair value of the asset. If such assets were determined to be impaired, it could have a material adverse effect on our business, results of operations and financial condition.
Goodwill and Indefinite-lived Intangibles. We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including discount rates and projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Based upon our most recent valuation of goodwill, there are no significant risks of impairment for any of our reporting units. As of December 31, 2014, our goodwill balance was $2,413.6 million.

Recently Adopted Accounting Pronouncement

In July 2013, the FASB issued new guidance which requires the netting of any unrecognized tax benefits against all available same-jurisdiction deferred income tax carryforward assets that would apply if the uncertain tax positions were settled. We adopted this standard on January 1, 2014. As of December 31, 2014, we netted an unrecognized tax benefit of $94,784 against same-jurisdiction non-current deferred income tax assets. In our December 31, 2013 consolidated statement of financial position, we reclassified $74,196 from "other non-current liabilities" to non-current "deferred income tax assets, net" to conform to current period's presentation. The adoption of this standard had no effect on our consolidated results of operations or stockholder's equity.

New Accounting Pronouncement

In May 2014, the FASB issued a standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The new standard will be effective for periods beginning on or after January 1, 2017. Early adoption is not permitted. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

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
Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, plans, objectives and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, but not limited to:

•	competition from other service providers;

•	the risk that our operating margin may decline and we may not be able to sustain our current level of profitability;

•	the risk of liability or damage to our reputation resulting from security breaches;

•	any possible failure to comply with or adapt to changes in healthcare-related data protection and privacy laws;

•	the loss of customers, especially as a few customers account for a large portion of our revenues;

•	the risk that we may not be able to keep pace with the rapidly evolving technological environment;

•	the rate of growth in the use of technology in business and the type and level of technology spending by our clients;

•	mispricing of our services, especially as an increasing percentage of our revenues are derived from fixed-price contracts;

•	the risk that we might not be able to maintain effective internal controls, including as we acquire and integrate other companies;

•	our inability to successfully acquire or integrate target companies;

•	system failure or disruptions in our communications or information technology;

•	the risk that we may lose key executives and not be able to enforce non-competition agreements with them;

•	competition for hiring highly-skilled technical personnel;

•	possible failure to provide end-to-end business solutions and deliver complex and large projects for our clients;

•	the risk of reputational harm to us;

•	our revenues being highly dependent on clients concentrated in certain industries, including financial services and healthcare, and located primarily in the United States and Europe;

•	risks relating to our global operations, including our operations in India;

•	the effects of fluctuations in the Indian rupee and other currency exchange rates;

•	the effect of our use of derivative instruments;

•	the risk of war, terrorist activities, pandemics and natural disasters;

•	the possibility that we may be required, as a result of our indebtedness, or otherwise choose to repatriate foreign earnings or that our foreign earnings or profits may become subject to U.S. taxes;

•	the possibility that we may lose certain tax benefits provided to companies in our industry by the Indian government;

•	the risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others;

•	changes in domestic and international regulations and legislation relating to immigration and anti-outsourcing;

•	increased regulation of the financial services and healthcare industries, as well as other industries in which our clients operate; and

•	the factors set forth in Part I, in the section entitled “Item 1A. Risk Factors” in this report.
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
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2014, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in thousands)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2015	$1,320,000	60.8
2016	720,000	68.1
2017	420,000	71.8
Total	$2,460,000	64.8

As of December 31, 2014, the net unrealized loss on our outstanding foreign exchange forward contracts was $102.6 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2014, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $222.3 million.
Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2015 which are used to hedge our foreign currency denominated net monetary assets. At December 31, 2014, the notional value of the outstanding contracts was $215.6 million and the related fair value was an asset of $2.0 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2014, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $21.1 million.

In the fourth quarter of 2014, we entered into the Credit Agreement providing for a $1,000 million unsecured Term Loan and a $750.0 million unsecured Revolving Facility. The Term Loan and the Revolving Facility both mature on November 20, 2019. As of December 31, 2014, we have drawn down $650.0 million under the Revolving Facility. The Credit Agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 10% change in interest rates, with all other variables held constant, would have resulted in a 1.5% change to our reported interest expense.
In addition, our cash, cash equivalents and short-term investments are subject to market risk from changes in interest rates. As of December 31, 2014, a 10% change in interest rates, with all other variables held constant, would result in a change in the fair market value of our available-for-sale investment securities of approximately $1.9 million.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.
We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of December 31, 2014, our short-term investments totaled $1,764.6 million. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.

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
Evaluation of Disclosure Controls and Procedures
Our management under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2014. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of TriZetto, which we acquired in November 2014. TriZetto's operations represented approximately 28.1% of our consolidated total assets and 0.8% of our consolidated revenues as of and for the year ended December 31, 2014.
Based on its evaluation, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting, as stated in their report which is included on page F-2.

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
The information relating to our directors and nominees for election as directors under the heading “Election of Directors” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K and the remainder is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Code of Ethics” and “Committees of the Board-Audit Committee.”
We have adopted a written code of business conduct and ethics, entitled “Cognizant’s Core Values and Standards of Business Conduct,” that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website which is located at www.cognizant.com. We intend to post on our website all disclosures that are required by law or NASDAQ Stock Market listing standards concerning any amendments to, or waivers from, any provision of our code of business conduct and ethics.

Item 11.	Executive Compensation
The discussion under the headings “Executive Compensation,” “Compensation Committee Report,” “Executive Compensation Tables” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables-Equity Compensation Plan Information” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The discussion under the headings “Certain Relationships and Related Person Transactions" and "Corporate Governance - Determination of Independence” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services
The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(2) Consolidated Financial Statement Schedule. Reference is made to the Index to Financial Statement Schedule on Page F-1.

(3) Exhibits. Reference is made to the Index to Exhibits on Page 61.
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

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ FRANCISCO D’SOUZA
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCISCO D’SOUZA	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
Francisco D’Souza

/s/ KAREN MCLOUGHLIN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015
Karen McLoughlin

/s/ JOHN E. KLEIN	Chairman of the Board and Director	February 27, 2015
John E. Klein

/s/ LAKSHMI NARAYANAN	Vice Chairman of the Board and Director	February 27, 2015
Lakshmi Narayanan

/s/ THOMAS M. WENDEL	Director	February 27, 2015
Thomas M. Wendel

/s/ ROBERT E. WEISSMAN	Director	February 27, 2015
Robert E. Weissman

/s/ JOHN N. FOX, JR.	Director	February 27, 2015
John N. Fox, Jr.

/s/ MAUREEN BREAKIRON-EVANS	Director	February 27, 2015
Maureen Breakiron-Evans

/s/ MICHAEL PATSALOS-FOX	Director	February 27, 2015
Michael Patsalos-Fox

/s/ LEO S. MACKAY, JR.	Director	February 27, 2015
Leo S. Mackay, Jr.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
2.1	Stock Purchase Agreement, by and among TZ Holdings, L.P., TZ US Parent, Inc. and Cognizant Domestic Holdings Corporation, dates as of September 14, 2014	8-K	000-24429	2.1	9/15/2014
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated By-laws of the Company, as amended on June 4, 2013	8-K	000-24429	3.2	6/5/2013
4.1	Specimen Certificate for shares of Class A common stock	S-4/A	333-101216	4.2	1/30/2003
10.1†	Form of Indemnification Agreement for Directors and Officers	10-Q	000-24429	10.1	8/7/2013
10.2†	Form of Amended and Restated Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and each of the following Executive Officers: Lakshmi Narayanan, Francisco D'Souza, Gordon Coburn, Karen McLoughlin, Ramakrishnan Chandrasekaran, Rajeev Mehta, Malcolm Frank, Steven Schwartz, Sridhar Thiruvengadam	10-K	000-24429	10.4	2/26/2013
10.3†	Amended and Restated 1999 Incentive Compensation Plan (as Amended and Restated Through April 26, 2007)	8-K	000-24429	10.1	6/8/2007
10.4†	2004 Employee Stock Purchase Plan (as amended and restated effective as of April 1, 2013)	8-K	000-24429	10.1	6/5/2013
10.5†	Form of Stock Option Certificate	10-Q	000-24429	10.1	11/8/2004
10.6	Distribution Agreement between IMS Health Incorporated and the Company, dated January 7, 2003	S-4/A	333-101216	10.13	1/9/2003
10.7†	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007	10-Q	000-24429	10.2	5/10/2007
10.8†	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007	10-Q	000-24429	10.3	5/10/2007
10.9†	Form of Performance Unit Award for grants to certain executive officers	8-K	000-24429	10.1	12/7/2007
10.10†	Form of Stock Unit Award Agreement pursuant to the Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan	8-K	000-24429	10.1	9/5/2008
10.11†	The Cognizant Technology Solutions Executive Pension Plan, as amended and restated	8-K	000-24429	10.2	12/5/2008
10.12†	Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan	8-K	000-24429	10.1	6/11/2009
10.13†	First Amendment to Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan (effective March 1, 2014)	8-K	000-24429	10.1	6/5/2014

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
10.14†	Second Amendment to Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan (effective September 18, 2014)					Filed
10.15†	Form of Cognizant Technology Solutions Corporation Stock Option Agreement	8-K	000-24429	10.1	7/6/2009
10.16†	Form of Cognizant Technology Solutions Corporation Notice of Grant of Stock Option	8-K	000-24429	10.2	7/6/2009
10.17†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Time-Based Vesting	8-K	000-24429	10.3	7/6/2009
10.18†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Time-Based Vesting	8-K	000-24429	10.4	7/6/2009
10.19†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Performance-Based Vesting	8-K	000-24429	10.5	7/6/2009
10.20†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Performance-Based Vesting	8-K	000-24429	10.6	7/6/2009
10.21†	Form of Restricted Stock Unit Award Agreement Non-Employee Director Deferred Issuance	8-K	000-24429	10.7	7/6/2009
10.22†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance	8-K	000-24429	10.8	7/6/2009
10.23†	Credit Agreement, dated as of November 20, 2014 among Cognizant Technology Solutions Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders	8-K	000-24429	10.1	11/20/2014
21.1	List of subsidiaries of the Company					Filed
23.1	Consent of PricewaterhouseCoopers LLP					Filed
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					Filed
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					Filed
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)					Furnished
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)					Furnished
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation (the "Company") and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A, management has excluded TriZetto US Parent, Inc. and its subsidiaries (“TriZetto”) from its assessment of internal control over financial reporting as of December 31, 2014, because it was acquired by the Company in a purchase business combination on November 20, 2014. We have also excluded TriZetto from our audit of internal control over financial reporting. TriZetto is a consolidated entity whose total assets and total revenues represent 28.1% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

PricewaterhouseCoopers LLP

New York, New York
February 27, 2015

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except par values)

	At December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,010,149	$2,213,006
Short-term investments	1,764,577	1,534,467
Trade accounts receivable, net of allowances of $36,925 and $26,824, respectively	1,968,680	1,648,785
Unbilled accounts receivable	324,584	226,487
Deferred income tax assets, net	329,694	256,230
Other current assets	352,613	268,907
Total current assets	6,750,297	6,147,882
Property and equipment, net of accumulated depreciation of $852,124 and $719,336, respectively	1,247,205	1,081,164
Goodwill	2,413,564	444,236
Intangible assets, net	953,749	131,274
Deferred income tax assets, net	144,438	147,149
Other noncurrent assets	209,663	183,013
Total assets	$11,718,916	$8,134,718
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$145,687	$113,394
Deferred revenue	224,114	182,893
Short-term debt	700,002	—
Accrued expenses and other current liabilities	1,522,291	1,478,221
Total current liabilities	2,592,094	1,774,508
Deferred revenue, noncurrent	80,956	—
Deferred income tax liabilities, net	251,724	21,170
Long-term debt	937,500	—
Other noncurrent liabilities	116,424	203,249
Total liabilities	3,978,698	1,998,927
Commitments and contingencies (See Note 14)
Stockholders’ Equity:
Preferred stock, $0.10 par value, 15,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000,000 shares authorized, 609,398 and 607,729 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	6,094	6,077
Additional paid-in capital	555,558	543,606
Retained earnings	7,301,634	5,862,367
Accumulated other comprehensive income (loss)	(123,068)	(276,259)
Total stockholders’ equity	7,740,218	6,135,791
Total liabilities and stockholders’ equity	$11,718,916	$8,134,718
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$10,262,681	$8,843,189	$7,346,472
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	6,141,118	5,265,469	4,278,241
Selling, general and administrative expenses	2,037,021	1,727,609	1,557,646
Depreciation and amortization expense	199,664	172,201	149,089
Income from operations	1,884,878	1,677,910	1,361,496
Other income (expense), net:
Interest income	62,444	48,896	44,514
Interest expense	(2,468)	—	—
Foreign currency exchange gains (losses), net	(20,376)	(41,130)	(20,015)
Other, net	(447)	2,241	1,601
Total other income (expense), net	39,153	10,007	26,100
Income before provision for income taxes	1,924,031	1,687,917	1,387,596
Provision for income taxes	484,764	459,339	336,333
Net income	$1,439,267	$1,228,578	$1,051,263
Basic earnings per share	$2.37	$2.03	$1.74
Diluted earnings per share	$2.35	$2.02	$1.72
Weighted average number of common shares outstanding—Basic	608,126	604,015	602,582
Dilutive effect of shares issuable under stock-based compensation plans	4,363	5,647	9,140
Weighted average number of common shares outstanding—Diluted	612,489	609,662	611,722
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$1,439,267	$1,228,578	$1,051,263
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(58,845)	12,461	15,133
Change in unrealized losses on cash flow hedges, net of taxes	213,251	(47,183)	70,229
Change in unrealized losses and gains on available-for-sale securities, net of taxes	(1,215)	(1,854)	349
Other comprehensive income (loss)	153,191	(36,576)	85,711
Comprehensive income	$1,592,458	$1,192,002	$1,136,974
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2011	606,212	$6,062	$689,692	$3,582,526	$(325,394)	$3,952,886
Net income	—	—	—	1,051,263	—	1,051,263
Other comprehensive income	—	—	—	—	85,711	85,711
Common stock issued, stock-based compensation plans	14,352	144	129,341	—	—	129,485
Tax benefit, stock-based compensation plans	—	—	48,528	—	—	48,528
Stock-based compensation expense	—	—	107,355	—	—	107,355
Repurchases of common stock	(17,204)	(172)	(520,673)	—	—	(520,845)
Balance, December 31, 2012	603,360	6,034	454,243	4,633,789	(239,683)	4,854,383
Net income	—	—	—	1,228,578	—	1,228,578
Other comprehensive (loss)	—	—	—	—	(36,576)	(36,576)
Common stock issued, stock-based compensation plans	9,622	96	117,460	—	—	117,556
Tax benefit, stock-based compensation plans	—	—	32,054	—	—	32,054
Stock-based compensation expense	—	—	118,800	—	—	118,800
Repurchases of common stock	(5,253)	(53)	(178,951)	—	—	(179,004)
Balance, December 31, 2013	607,729	6,077	543,606	5,862,367	(276,259)	6,135,791
Net income	—	—	—	1,439,267	—	1,439,267
Other comprehensive income	—	—	—	—	153,191	153,191
Common stock issued, stock-based compensation plans and other	6,677	67	101,388	—	—	101,455
Tax benefit, stock-based compensation plans	—	—	24,006	—	—	24,006
Stock-based compensation expense	—	—	134,825	—	—	134,825
Repurchases of common stock	(5,008)	(50)	(248,267)	—	—	(248,317)
Balance, December 31, 2014	609,398	$6,094	$555,558	$7,301,634	$(123,068)	$7,740,218
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$1,439,267	$1,228,578	$1,051,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,067	179,930	156,588
Provision for doubtful accounts	4,675	3,571	5,076
Deferred income taxes	(99,580)	(88,194)	(117,908)
Stock-based compensation expense	134,825	118,800	107,355
Excess tax benefits on stock-based compensation plans	(23,549)	(30,581)	(48,373)
Other	30,275	52,544	2,499
Changes in assets and liabilities:
Trade accounts receivable	(259,332)	(258,469)	(158,603)
Other current assets	(118,592)	(74,668)	(29,833)
Other noncurrent assets	19,121	(24,338)	(36,692)
Accounts payable	25,681	(12,123)	32,773
Other current and noncurrent liabilities	112,152	328,726	208,438
Net cash provided by operating activities	1,473,010	1,423,776	1,172,583
Cash flows from investing activities:
Purchases of property and equipment	(212,203)	(261,626)	(334,465)
Purchases of investments	(2,497,299)	(1,848,744)	(1,428,508)
Proceeds from maturity or sale of investments	2,240,245	1,573,412	1,252,821
Business combinations, net of cash acquired	(2,691,437)	(193,805)	(59,894)
Net cash (used in) investing activities	(3,160,694)	(730,763)	(570,046)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	101,455	117,556	129,484
Excess tax benefits on stock-based compensation plans	23,549	30,581	48,373
Repurchases of common stock	(248,317)	(179,004)	(520,845)
Proceeds from debt	1,650,000	—	—
Repayments of debt	(14,184)	—	—
Debt issuance costs	(9,093)	—	—
Net cash provided by (used in) financing activities	1,503,410	(30,867)	(342,988)
Effect of exchange rate changes on cash and cash equivalents	(18,583)	(19,217)	(378)
(Decrease) increase in cash and cash equivalents	(202,857)	642,929	259,171
Cash and cash equivalents, beginning of year	2,213,006	1,570,077	1,310,906
Cash and cash equivalents, end of period	$2,010,149	$2,213,006	$1,570,077

Supplemental information:
Cash paid for income taxes during the year	$558,554	$480,980	$402,098
Cash interest paid during the year	$105	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
(Dollars in thousands, except share data)

Note 1 — Summary of Significant Accounting Policies
The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise.
Description of Business. We are a leading provider of information technology (IT), consulting and business process services, dedicated to helping the world’s leading companies innovate and build stronger businesses. Our clients engage us to help them operate more efficiently, provide solutions to critical business and technology problems, and help them drive technology-based innovation and growth. Our core competencies include: Business, Process, Operations and IT Consulting, Application Development and Systems Integration, Enterprise Information Management, or EIM, Application Testing, Application Maintenance, IT Infrastructure Services, or IT IS and Business Process Services, or BPS. We tailor our services to specific industries and utilize an integrated global delivery model. This seamless global sourcing model combines industry-specific expertise, client service teams based on-site at the client locations and delivery teams located at dedicated near-shore and offshore global delivery centers.
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
Stock Split. On February 4, 2014, our Board of Directors declared a two-for-one stock split of our Class A common stock in the form of a 100% stock dividend, which was paid on March 7, 2014 to stockholders of record as of February 21, 2014. The stock split has been reflected in the accompanying consolidated financial statements, and all applicable references as to the number of outstanding common shares and per share information herein, except par values, have been retroactively adjusted to reflect the stock split as if it occurred at the beginning of the earliest period presented. In addition, our stockholders’ equity accounts were restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the additional paid-in-capital account to the common stock accounts.
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
Internal Use Software. We capitalize certain costs that are incurred to purchase, develop and implement internal-use software during the application development phase, which primarily includes coding and testing and certain data conversion activities. Capitalized costs are amortized on a straight-line basis over the useful life of the software. Costs incurred performing activities associated with the preliminary project phases and post-implementation phases are expensed as incurred.
Business Combinations. We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date, and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.
Long-lived Assets and Finite-lived Intangibles. We review long-lived assets and certain finite-lived identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The impairment loss would equal the amount by which the carrying amount of the asset exceeds the fair value of the asset. Other intangibles consist primarily of customer relationships and developed technology, which are being amortized on a straight-line basis over their estimated useful lives.
Goodwill and Indefinite-lived Intangibles. We evaluate goodwill and indefinite-lived intangible assets, at the reporting unit level, for impairment at least annually, or as circumstances warrant. If an impairment is indicated, a write down to fair value (normally measured by discounting estimated future cash flows) is recorded.
Stock Repurchase Program. Our existing stock repurchase program, as amended and approved by our Board of Directors, allows for the repurchase of $2,000,000 of our outstanding shares of Class A common stock and expires on December 31, 2015. Through December 31, 2014, we completed stock repurchases of 35,242,550 shares for $1,186,369, inclusive of fees and expenses, under this program. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. During 2014, 2013, and 2012 such repurchases totaled 1,207,595, 1,165,872 and 1,065,184 shares, respectively, at an aggregate cost of $60,075, $47,442 and $34,925, respectively. At the time of repurchase, shares are returned to the status of authorized and unissued shares. We account for the repurchases as constructively retired and record such repurchases as a reduction of Class A common stock and additional paid-in capital.
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
Costs to deliver services are expensed to cost of revenues as incurred with the exception of specific costs directly related to transition or set-up activities for outsourcing contracts. Transition costs are deferred and expensed ratably over the period of service. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of the contract assets. Deferred transition costs were approximately $98,172 and $80,254 as of December 31, 2014 and 2013, respectively, and are included in other noncurrent assets in our consolidated statements of financial position. Costs related to warranty provisions are accrued at the time the related revenues are recorded.
We may enter into arrangements that consist of multiple elements. Such arrangements may include any combination of our consulting and technology services and outsourcing services. For arrangements with multiple deliverables, we evaluate at the inception of each new arrangement all deliverables to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, other than arrangements that contain software licenses and software-related services, we allocate consideration among the units of accounting, where separable, based on their relative selling price. Relative selling price is determined based on vendor-specific objective evidence, or VSOE, if it exists. Otherwise, third-party evidence of selling price is used, when it is available, and in circumstances when neither VSOE nor third-party evidence of selling price is available, management’s best estimate of selling price is used. Revenue is recognized for each unit of accounting based on our revenue recognition policy described above.
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
We also generate product revenue from licensing our software. For perpetual software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when the software is delivered and all other software revenue recognition criteria are met. For software license arrangements that require significant functionality enhancements or modification of the software, revenue for the software license and those services is recognized as those services are performed. For software license arrangements that include a right to use the product for a defined period of time, we recognize revenue ratably over the term of the license.

We may enter into arrangements with customers that purchase both software licenses and software-related services from us at the same time, or within close proximity of one another (referred to as software-related multiple-element arrangements). Such software related multiple-element arrangements may include software licenses, software license updates, product support contracts and other software-related services. For those software related multiple-element arrangements, we apply the residual method to determine the amount of software license revenue. Under the residual method, if VSOE of fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration generally recognized upon delivery of the software license. For arrangements in which VSOE of fair value does not exist for each software-related undelivered element, revenue for the software license is deferred and not recognized until VSOE of fair value is available for the undelivered element or delivery of each element has occurred. If the only undelivered element is a service, revenue from the delivered element is recognized over the service period.

We also enter into multiple-element arrangements that may include a combination of software licenses and various software-related and non-software-related services. In such arrangements, we first allocate the total arrangement consideration, based on relative selling prices, between the software group of elements and the non-software group of elements. We then further allocate consideration within the software group to the respective elements within that group following the software-related multiple-element arrangements policies described above. For the non-software group of elements, we further allocate consideration to the respective elements based on relative selling prices. After the arrangement consideration has been allocated to the individual elements, we account for each respective element in the arrangement as described above.

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
Foreign currency transactions and balances are those that are denominated in a currency other than the subsidiary’s functional currency. The U.S. dollar is the functional currency for certain foreign subsidiaries who conduct business predominantly in U.S. dollars. For these subsidiaries, transactions and balances denominated in the local currency are foreign currency transactions. Foreign currency transactions and balances related to non-monetary assets and liabilities are remeasured to the functional currency of the subsidiary at historical exchange rates while monetary assets and liabilities are remeasured to the functional currency of the subsidiary at current exchange rates. Foreign currency exchange gains or losses from remeasurement are included in income. Net foreign currency exchange (losses) reported on our consolidated statement of operations are inclusive of gains or losses on our undesignated foreign currency hedges.
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
Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. On an on-going basis, management reevaluates these estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill, intangible assets and other long-lived assets, valuation of investments and derivative financial instruments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.
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
Earnings Per Share, or EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding. For purposes of computing diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively, 4,363,000, 5,647,000, and 9,140,000 shares were assumed to have been outstanding related to common share equivalents. We exclude options with exercise prices that are greater than the average market price for the period from the calculation of diluted EPS because their effect would be anti-dilutive. We excluded 4,300 shares in 2014, 6,800 shares in 2013, and 39,000 in 2012 from our diluted EPS calculation. Also, in accordance with the authoritative guidance, we excluded from the calculation of diluted EPS an additional 78,800 shares in 2014, 97,800 shares in 2013, and 158,600 shares in 2012, related to stock based awards whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of our common stock because their effect would be anti-dilutive. We include performance stock unit awards in the dilutive potential common shares when they become contingently issuable per the authoritative guidance and exclude the awards when they are not contingently issuable.
Recently Adopted Accounting Pronouncement.

In July 2013, the Financial Accounting Standards Board, or FASB, issued new guidance which requires the netting of any unrecognized tax benefits against all available same-jurisdiction deferred income tax carryforward assets that would apply if the uncertain tax positions were settled. We adopted this standard on January 1, 2014. As of December 31, 2014, we netted an unrecognized tax benefit of $94,784 against same-jurisdiction noncurrent deferred income tax assets. In our December 31, 2013 consolidated statement of financial position, we reclassified $74,196 from "other non-current liabilities" to non-current "deferred income tax assets, net" to conform to current period's presentation. The adoption of this standard had no effect on our consolidated results of operations or stockholder's equity.

New Accounting Pronouncement.

In May 2014, the FASB issued a standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The new standard will be effective for periods beginning on or after January 1, 2017. Early adoption is not permitted. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

Note 2 — Business Combinations
TriZetto Acquisition:
On November 20, 2014, we completed the acquisition of TZ US Parent, Inc. ("TriZetto"), a private U.S. healthcare information technology company for an aggregate purchase price, after giving effect to various purchase price adjustments, of approximately $2,627,830 (net of cash acquired of $170,510) ("the TriZetto Acquisition"). Such purchase price is subject to an additional adjustment upon finalization of the purchase price calculations with the seller, including an adjustment related to net working capital. The TriZetto acquisition positions Cognizant to better serve a wider cross-section of clients with an integrated solution set, combining technology with our healthcare services business. In connection with the acquisition of TriZetto, we entered into a credit agreement (“Credit Agreement”) with a commercial bank syndicate providing for a $1,000,000 unsecured term loan (“Term Loan”) and a $750,000 unsecured revolving credit facility (“Revolving Facility”). The Term Loan was used to pay a portion of the cash consideration in connection with the TriZetto Acquisition.

Our preliminary allocation of purchase price as of November 20, 2014 (the closing date of the TriZetto Acquisition) to the fair value of assets acquired and liabilities assumed is as follows:

Amount
Cash	$170,510
Trade accounts receivable	83,052
Unbilled accounts receivable	32,463
Other current assets	11,218
Property and equipment	124,050
Identifiable intangible assets	849,000
Other noncurrent assets	14,782
Accounts payable	(12,395)
Deferred revenue	(48,281)
Accrued expenses and other current liabilities	(118,311)
Other noncurrent liabilities	(54,833)
Deferred income tax liabilities, net	(209,031)
Goodwill	1,956,116
Total purchase price	$2,798,340
We allocated the purchase price to the identifiable assets acquired and liabilities assumed based upon their estimated fair values. The excess of purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed was allocated to goodwill. Such goodwill principally represents the value of synergies expected to be realized between Cognizant and TriZetto and the acquired assembled workforce, neither of which qualify as a separate amortizable intangible asset. The goodwill is not deductible for tax purposes and has been allocated to our Healthcare reportable segment. The allocation of the purchase price is based upon preliminary estimates and assumptions and is subject to completion of our analysis of the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date. We will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition.
Acquired identifiable intangible assets were measured at fair value determined primarily using the income approach, which required a forecast of all expected future cash flows either through the use of the relief-from-royalty method or the excess earnings method. The estimated fair value of the identifiable intangible assets and their weighted-average useful lives are as follows:

	Fair Value	Weighted Average Useful Life
Corporate trademark	$63,000	Indefinite
Product trademarks	21,000	16.9 years
Technology	328,000	7.7 years
Customer relationships	437,000	15.8 years
Total	$849,000

TriZetto’s results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on November 20, 2014. The following unaudited pro forma information reflecting the combined operating results of Cognizant and TriZetto for the years ended December 31, 2014 and 2013 assumes the TriZetto Acquisition occurred on January 1, 2013. Such pro forma information does not reflect the potential realization of cost savings relating to the integration of TriZetto.  Further, the pro forma information is not indicative of the combined results of operations that actually would have occurred had the TriZetto Acquisition been completed on January 1,  2013 nor is it intended to be a projection of future operating results.

	Unaudited Pro Forma Information
	For the Years Ended
	December 31, 2014	December 31, 2013
Revenues	$10,893,037	$9,519,569
Income from operations	1,959,491	1,253,207
These amounts have been calculated after adjusting for the additional amortization and depreciation expense that would have been recorded assuming the fair value adjustments to finite-lived intangible assets and property, plant and equipment had been applied on January 1, 2013.
The pro forma income from operations for the year ended December 31, 2014 was adjusted to exclude $40,613 of transaction related professional services costs and $94,341 of other costs incurred. Such costs were included in the pro forma income from operations for the year ended December 31, 2013.
Supplemental schedule of noncash investing activities:
In conjunction with the TriZetto acquisition, liabilities were assumed as follows:

Year Ended December 31, 2014
Fair value of assets acquired	$3,070,681
Purchase price paid in cash (net of cash acquired)	(2,627,830)
Liabilities assumed	$442,851
Other acquisitions:
During 2014, excluding the TriZetto Acquisition, we completed three other business combinations for total cash consideration of approximately $46,193 (net of cash acquired). These transactions strengthened our digital business capabilities and expertise to further develop the portfolio of digital solutions and services we offer our customers. As part of these business combinations, we acquired customer relationship assets, assembled workforces, developed technology and other assets.
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

These acquisitions were included in our consolidated financial statements as of the date on which the businesses were acquired and were not material to our operations, financial position or cash flow. We have allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including goodwill, based on their fair values on their respective dates of acquisition, as follows:

	2014		2013		2012
	Fair Value	Useful Life	Fair Value	Useful Life	Fair Value	Useful Life
Total initial consideration, net of cash acquired	$46,193		$184,200		$28,100
Purchase price allocated to:
Non-deductible goodwill	30,875		129,886		19,096
Customer relationship intangible assets	12,126	3-10 years	58,572	5-10 years	9,400	6-12 years
Other intangible assets	4,320	1-4 years	7,192	1-5 years	600	5 years
The primary items that generated the aforementioned goodwill are the value of the synergies between the acquired companies and us and the acquired assembled workforces, neither of which qualify as an amortizable intangible asset.

Note 3 — Short-term Investments
Our short-term investments were as follows as of December 31:

	2014	2013
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$544,733	$506,285
Corporate and other debt securities	358,563	301,841
Certificates of deposit and commercial paper	4,592	99,959
Asset-backed securities	220,084	160,267
Municipal debt securities	112,783	115,196
Mutual funds	21,920	21,136
Total available-for-sale investment securities	1,262,675	1,204,684
Time deposits	501,902	329,783
Total short-term investments	$1,764,577	$1,534,467
Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, mutual funds invested in fixed income securities, and asset-backed securities, including Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. The carrying value of the time deposits approximated fair value as of December 31, 2014 and 2013.

Available-for-Sale Investment Securities
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities were as follows at December 31:

	2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$544,690	$369	$(326)	$544,733
Corporate and other debt securities	358,990	339	(766)	358,563
Certificates of deposit and commercial paper	4,593	—	(1)	4,592
Asset-backed securities	220,358	76	(350)	220,084
Municipal debt securities	112,499	351	(67)	112,783
Mutual funds	23,940	329	(2,349)	21,920
Total available-for-sale investment securities	$1,265,070	$1,464	$(3,859)	$1,262,675

	2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency debt securities	$506,094	$544	$(353)	$506,285
Corporate and other debt securities	300,994	1,090	(243)	301,841
Certificates of deposit and commercial paper	99,897	62	—	99,959
Asset-backed securities	160,559	99	(391)	160,267
Municipal debt securities	114,888	348	(40)	115,196
Mutual funds	22,705	280	(1,849)	21,136
Total available-for-sale investment securities	$1,205,137	$2,423	$(2,876)	$1,204,684
The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31:

	2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$256,893	$(326)	$—	$—	$256,893	$(326)
Corporate and other debt securities	229,669	(766)	—	—	229,669	(766)
Certificates of deposit and commercial paper	3,692	(1)	—	—	3,692	(1)
Asset-backed securities	151,919	(302)	2,799	(48)	154,718	(350)
Municipal debt securities	28,036	(67)	—	—	28,036	(67)
Mutual funds	—	—	20,716	(2,349)	20,716	(2,349)
Total	$670,209	$(1,462)	$23,515	$(2,397)	$693,724	$(3,859)

	2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and agency debt securities	$221,548	$(353)	$—	$—	$221,548	$(353)
Corporate and other debt securities	106,485	(243)	—	—	106,485	(243)
Asset-backed securities	84,051	(333)	5,048	(58)	89,099	(391)
Municipal debt securities	10,702	(34)	1,019	(6)	11,721	(40)
Mutual funds	—	—	20,183	(1,849)	20,183	(1,849)
Total	$422,786	$(963)	$26,250	$(1,913)	$449,036	$(2,876)
The unrealized losses for the above securities as of December 31, 2014 and 2013 are primarily attributable to changes in interest rates. As of December 31, 2014, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).
The contractual maturities of our fixed income available-for-sale investment securities as of December 31, 2014 are set forth in the following table:

	Amortized Cost	Fair Value
Due within one year	$65,735	$65,766
Due after one year up to two years	461,035	461,315
Due after two years up to three years	478,111	477,710
Due after three years up to four years	15,891	15,880
Asset-backed securities	220,358	220,084
Fixed income available-for-sale investment securities	$1,241,130	$1,240,755
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
Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	2014	2013	2012
Proceeds from sales of available-for-sale investment securities	$1,475,623	$1,119,822	$697,406

Gross gains	$2,199	$1,951	$2,410
Gross losses	(391)	(554)	(402)
Net realized gains on sales of available-for-sale investment securities	$1,808	$1,397	$2,008

Note 4 — Property and Equipment, net
Property and equipment were as follows as of December 31:

	Estimated Useful Life (Years)	2014	2013
Buildings	30	$605,052	$444,955
Computer equipment and software	3	537,298	426,527
Furniture and equipment	5 – 9	322,579	273,815
Land		22,644	22,644
Leasehold land	lease term	60,111	60,306
Capital work-in-progress		304,676	360,578
Leasehold improvements	Shorter of the lease term or the life of the leased asset	246,969	211,675
Sub-total		2,099,329	1,800,500
Accumulated depreciation and amortization		(852,124)	(719,336)
Property and equipment, net		$1,247,205	$1,081,164

Depreciation and amortization expense related to property and equipment was $172,111, $155,681, and $137,561 for the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014, the gross amount of property and equipment recorded under capital leases was $36,950 and primarily related to buildings. Amortization expense related to capital lease assets was immaterial for the periods presented.
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
Note 5 — Goodwill and Intangible Assets, net
Changes in goodwill by our reportable segments were as follows for the years ended December 31, 2014 and 2013:

Segment	January 1, 2014	Goodwill Additions	Foreign Currency Translation Adjustments	December 31, 2014
Financial Services	$208,588	$3,963	$(8,133)	$204,418
Healthcare	107,409	1,976,924	(4,410)	2,079,923
Manufacturing/Retail/Logistics	71,644	699	(3,154)	69,189
Other	56,595	5,405	(1,966)	60,034
Total goodwill	$444,236	$1,986,991	$(17,663)	$2,413,564

Segment	January 1, 2013	Goodwill Additions	Foreign Currency Translation Adjustments	December 31, 2013
Financial Services	$137,677	$68,517	$2,394	$208,588
Healthcare	78,977	27,168	1,264	107,409
Manufacturing/Retail/Logistics	48,304	22,412	928	71,644
Other	44,227	11,789	579	56,595
Total goodwill	$309,185	$129,886	$5,165	$444,236
In 2014 and 2013, the increase in goodwill was primarily related to business combinations completed during the period and described in Note 2. We have not recognized any impairment losses on our goodwill balances.

Components of intangible assets were as follows as of December 31:

	2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$644,408	$(112,227)	$532,181
Developed technology	332,161	(8,690)	323,471
Indefinite life trademarks	63,000	—	63,000
Other	45,809	(10,712)	35,097
Total intangible assets	$1,085,378	$(131,629)	$953,749

	2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$203,543	$(88,159)	$115,384
Developed technology	4,250	(2,994)	1,256
Other	21,438	(6,804)	14,634
Total intangible assets	$229,231	$(97,957)	$131,274

Other than certain trademarks with indefinite lives, our intangible assets have finite lives and as such are subject to amortization. Amortization of intangible assets totaled $35,956 for 2014, $24,249 for 2013, and $19,027 for 2012. During 2014, 2013 and 2012, amortization of $8,403, $7,729 and $7,499, respectively, relating to customer relationship intangible assets was recorded as a reduction of revenues. These intangible assets are attributed to direct revenue contracts with sellers of acquired businesses.
Estimated amortization expense related to our existing intangible assets for the next five years are as follows:

Year	Amount
2015	$97,095
2016	95,467
2017	92,578
2018	84,903
2019	82,691

Note 6 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows as of December 31:

	2014	2013
Compensation and benefits	$906,747	$894,986
Income taxes	23,846	24,312
Professional fees	82,664	45,453
Travel and entertainment	35,013	29,645
Customer volume incentives	192,114	170,669
Derivative financial instruments	97,302	191,584
Other	184,605	121,572
Total accrued expenses and other current liabilities	$1,522,291	$1,478,221

Note 7 — Debt

On November 20, 2014, we entered into a Credit Agreement with a commercial bank syndicate providing for a $1,000,000 unsecured Term Loan and a $750,000 unsecured Revolving Facility. The Term Loan was used to pay a portion of the cash consideration in connection with the TriZetto Acquisition. The Revolving Facility is available for general corporate purposes. The Term Loan and the Revolving Facility both mature on November 20, 2019. As of December 31, 2014, we have drawn down $650,000 under the Revolving Facility. We are required under the Credit Agreement to make scheduled quarterly principal payments on the Term Loan.

The Credit Agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Under the Credit Agreement, we are required to pay commitment fees on the unused portion of the Revolving Facility, which fees vary based on our debt ratings (or, if we have not received debt ratings, our debt to total stockholders' equity ratio). At December 31, 2014, the interest rates on the Term Loan and Revolving Facility were 1.23% and 1.16%, respectively.

The Credit Agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the Credit Agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40:1.00. As of December 31, 2014, we are in compliance with our debt covenants.

Deferred financing costs of $6,047 related to the Credit Agreement are being amortized over 5 years. As of December 31, 2014, $5,705 of deferred financing costs are reflected in other noncurrent assets in the accompanying consolidated statement of financial position.

On September 14, 2014, we entered into an unsecured bridge facility (the “Bridge Facility”) that allowed us to borrow up to $1,000,000 to finance the TriZetto Acquisition and to pay fees and expenses in connection therewith. Upon entering into the Credit Agreement, the Bridge Facility was terminated and financing costs of $3,046, related to the Bridge Facility, were expensed.

There were no short-term or long-term debt balances outstanding as of December 31, 2013.

Short-term Debt
The following summarizes our short-term debt balances as of December 31:

2014
Notes drawn under Revolving Facility	$650,000
Term Loan - current maturities	50,000
Other	2
Total short-term debt	$700,002

We have classified debt outstanding under our Revolving Facility as a short-term obligation on our consolidated statement of financial position. While the Revolving Facility has a contractual term beyond one year, it requires an execution of a note for each borrowing under the facility and such notes are each less than one year in duration. In addition, management does not intend to continuously replace the notes executed under the Revolving Facility for a continuous period that extends beyond one year.
Long-term Debt
The following summarizes our long-term debt balances as of December 31:

2014
Term Loan, due 2019	$987,500
Less: current maturities	(50,000)
Long-term debt, net of current maturities	$937,500

The following represents the schedule of maturities of long-term debt during the next five fiscal years:

Years	Amounts
2015	$50,000
2016	56,250
2017	81,250
2018	100,000
2019	700,000
$987,500

Note 8— Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows for the year ended December 31, 2014:

	2014
	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$24,033	$—	$24,033
Change in foreign currency translation adjustments	(58,845)	—	(58,845)
Ending balance	$(34,812)	$—	$(34,812)
Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(453)	$154	$(299)
Net unrealized gains arising during the period	(159)	73	(86)
Reclassification of net (gains) to Other, net	(1,783)	654	(1,129)
Net change	(1,942)	727	(1,215)
Ending balance	$(2,395)	$881	$(1,514)
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(354,876)	$54,883	$(299,993)
Unrealized gains arising during the period	115,651	(17,885)	97,766
Reclassifications of losses to:
Cost of revenues	113,367	(17,533)	95,834
Selling, general and administrative expenses	23,245	(3,594)	19,651
Net change	252,263	(39,012)	213,251
Ending balance	$(102,613)	$15,871	$(86,742)
Accumulated other comprehensive income (loss):
Beginning balance	$(331,296)	$55,037	$(276,259)
Other comprehensive income (loss)	191,476	(38,285)	153,191
Ending balance	$(139,820)	$16,752	$(123,068)

Changes in accumulated other comprehensive income (loss) by component were as follows for the years ended December 31, 2013 and 2012:

	2013			2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$11,572	$—	$11,572	$(3,561)	$—	$(3,561)
Change in foreign currency translation adjustments	12,461	—	12,461	15,133	—	15,133
Ending balance	$24,033	$—	$24,033	$11,572	$—	$11,572
Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$2,440	$(885)	$1,555	$1,986	$(780)	$1,206
Net unrealized (losses) gains arising during the period	(1,638)	582	(1,056)	1,970	(727)	1,243
Reclassification of net (gains) to Other, net	(1,255)	457	(798)	(1,516)	622	(894)
Net change	(2,893)	1,039	(1,854)	454	(105)	349
Ending balance	$(453)	$154	$(299)	$2,440	$(885)	$1,555
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(296,595)	$43,785	$(252,810)	$(385,640)	$62,601	$(323,039)
Unrealized (losses) arising during the period	(221,275)	36,248	(185,027)	(7,065)	(3,548)	(10,613)
Reclassifications of net losses to:
Cost of revenues	135,044	(20,839)	114,205	79,335	(12,601)	66,734
Selling, general and administrative expenses	27,950	(4,311)	23,639	16,775	(2,667)	14,108
Net change	(58,281)	11,098	(47,183)	89,045	(18,816)	70,229
Ending balance	$(354,876)	$54,883	$(299,993)	$(296,595)	$43,785	$(252,810)
Accumulated other comprehensive income (loss):
Beginning balance	$(282,583)	$42,900	$(239,683)	$(387,215)	$61,821	$(325,394)
Other comprehensive income (loss)	(48,713)	12,137	(36,576)	104,632	(18,921)	85,711
Ending balance	$(331,296)	$55,037	$(276,259)	$(282,583)	$42,900	$(239,683)
Note 9 — Employee Benefits
We contribute to defined contribution plans in the United States and Europe, including 401(k) savings and supplemental retirement plans in the United States. Total expenses for Company contributions to these plans were $45,061, $34,628, and $24,789 for the years ended December 31, 2014, 2013, and 2012, respectively.
We maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutorily defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by the Company. For these plans, we recognized a contribution expense of $63,397, $56,070, and $54,125 for the years ended December 31, 2014, 2013, and 2012, respectively.

We also maintain a gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to the employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. Accordingly, our liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2014 and 2013, the amount accrued under the gratuity plan was $90,794 and $69,629, which is net of fund assets of $66,697 and $55,004, respectively. Expense recognized by us was $36,444, $30,962, and $28,496 for the years ended December 31, 2014, 2013, and 2012, respectively.
Note 10 — Income Taxes
Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2014	2013	2012
United States	$589,168	$540,738	$381,940
Foreign	1,334,863	1,147,179	1,005,656
Income before provision for income taxes	$1,924,031	$1,687,917	$1,387,596
The provision for income taxes consists of the following components for the years ended December 31:

	2014	2013	2012
Current:
Federal and state	$260,264	$269,974	$265,826
Foreign	324,080	277,559	188,415
Total current	584,344	547,533	454,241
Deferred:
Federal and state	(20,148)	(37,085)	(99,649)
Foreign	(79,432)	(51,109)	(18,259)
Total deferred	(99,580)	(88,194)	(117,908)
Total provision for income taxes	$484,764	$459,339	$336,333
The reconciliation between our effective income tax rate and the U.S. federal statutory rate were as follows for the years ended December 31:

	2014	%	2013	%	2012	%
Tax expense, at U.S. federal statutory rate	$673,411	35.0	$590,771	35.0	$485,659	35.0
State and local income taxes, net of federal benefit	34,466	1.8	33,147	2.0	24,032	1.7
Non-taxable income for Indian tax purposes	(182,973)	(9.5)	(146,326)	(8.7)	(151,789)	(10.9)
Rate differential on foreign earnings	(31,757)	(1.7)	(24,606)	(1.5)	(22,126)	(1.6)
Other	(8,383)	(0.4)	6,353	0.4	557	0.0
Total provision for income taxes	$484,764	25.2	$459,339	27.2	$336,333	24.2

The significant components of deferred income tax assets and liabilities recorded on the consolidated statements of financial position were as follows as of December 31:

	2014	2013
Deferred income tax assets:
Net operating losses	$9,999	$8,831
Revenue recognition	56,478	34,368
Compensation and benefits	145,633	132,134
Stock-based compensation	22,532	23,202
Minimum alternative tax (MAT) and other credits	184,257	142,903
Depreciation and amortization	—	4,720
Other accrued expenses	101,669	70,193
Other	15,078	10,170
	535,646	426,521
Less: valuation allowance	(11,420)	(5,659)
Deferred income tax assets, net	524,226	420,862
Deferred income tax liabilities:
Depreciation and amortization	21,169	—

Intangible assets	280,649	38,653
Deferred income tax liabilities	301,818	38,653
Net deferred income tax assets	$222,408	$382,209
At December 31, 2014, we had foreign and U.S. net operating loss carryforwards of approximately $20,085 and $19,715, respectively. We have recorded valuation allowances on certain foreign net operating loss carryforwards. As of December 31, 2014 and 2013, deferred income tax assets related to the minimum alternative tax, or MAT, were approximately $218,500 and $195,000, respectively. The calculation of the MAT includes all profits realized by our Indian subsidiaries and any MAT paid is creditable against future corporate income tax, subject to certain limitations. Our existing MAT assets expire between March 2018 and March 2025 and we expect to fully utilize them within the applicable 10-year expiration periods. In the table above, certain unrecognized income tax benefits have been netted against available same-jurisdiction deferred income tax carryforward assets.
Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Our SEZ income tax holiday benefits are currently scheduled to expire in whole or in part during the years 2016 to 2024 and may be extended on a limited basis for an additional five years per unit if certain reinvestment criteria are met. Our Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 33.99%. In addition, all Indian profits, including those generated within SEZs, are subject to the MAT, at the current rate of approximately 21.0%, including surcharges. For the years ended December 31, 2014, 2013, and 2012, the effect of the income tax holidays granted by the Indian government was to reduce the overall income tax provision and increase net income by approximately $182,973, $146,326, and $151,789, respectively, and increase diluted EPS by $0.30, $0.24, and $0.25, respectively.
We pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion outside the United States. Therefore, other than foreign earnings for which we have already accrued U.S. taxes, we do not intend to repatriate our foreign earnings as such earnings are deemed to be indefinitely reinvested outside the United States. As of December 31, 2014, the amount of unrepatriated Indian earnings and total foreign earnings (including unrepatriated Indian earnings) upon which no incremental U.S. taxes have been recorded is approximately $5,455,000 and $6,121,000, respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.
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

Changes in unrecognized income tax benefits were as follows for the years ended December 31:

	2014	2013
Balance, beginning of year	$96,610	$92,721
Additions based on tax positions related to the current year	7,787	12,982
Additions for tax positions of prior years	5,836	14,854
Additions for tax positions of acquired subsidiaries	29,238	—
Reductions for tax positions due to lapse of statutes of limitations	—	(4,353)
Reductions for tax positions of prior years	—	(10,199)
Settlements	—	—
Foreign currency exchange movement	(3,900)	(9,395)
Balance, end of year	$135,571	$96,610
At December 31, 2014, the entire balance of unrecognized income tax benefits would affect our effective income tax rate, if recognized. While the Company believes uncertain tax positions may be settled or resolved within the next twelve months, it is difficult to estimate the income tax impact of these potential resolutions at this time. We recognize accrued interest and any penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued interest and penalties at December 31, 2014 and 2013 was approximately $11,153 and $8,725, respectively, and relates to U.S. and foreign tax matters. The amounts of interest and penalties expensed in 2014, 2013, and 2012 were immaterial.
We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the years 2011 and onward. The statute of limitations for state audits varies by state. Years still under examination by foreign tax authorities are years 2001 and forward.

Note 11 — Fair Value Measurements
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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$176,474	$—	$—	$176,474
Commercial paper	—	7,400	—	7,400
Total cash equivalents	176,474	7,400	—	183,874
Short-term investments:
Time deposits	—	501,902	—	501,902
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	426,847	117,886	—	544,733
Corporate and other debt securities	—	358,563	—	358,563
Certificates of deposit and commercial paper	—	4,592	—	4,592
Asset-backed securities	—	220,084	—	220,084
Municipal debt securities	—	112,783	—	112,783
Mutual funds	—	21,920	—	21,920
Total available-for-sale investment securities	426,847	835,828	—	1,262,675
Total short-term investments	426,847	1,337,730	—	1,764,577
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	2,731	—	2,731
Accrued expenses and other current liabilities	—	(97,302)	—	(97,302)
Other noncurrent assets	—	3,879	—	3,879
Other noncurrent liabilities	—	(9,962)	—	(9,962)
Total	$603,321	$1,244,476	$—	$1,847,797

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$694,416	$—	$—	$694,416
Time deposits	—	128,654	—	128,654
Commercial paper	—	22,000	—	22,000
Total cash equivalents	694,416	150,654	—	845,070
Short-term investments:
Time deposits	—	329,783	—	329,783
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	423,051	83,234	—	506,285
Corporate and other debt securities	—	301,841	—	301,841
Certificates of deposit and commercial paper	—	99,959	—	99,959
Asset-backed securities	—	160,267	—	160,267
Municipal debt securities	—	115,196	—	115,196
Mutual funds	—	21,136	—	21,136
Total available-for-sale investment securities	423,051	781,633	—	1,204,684
Total short-term investments	423,051	1,111,416	—	1,534,467
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	11,105	—	11,105
Accrued expenses and other current liabilities	—	(191,584)	—	(191,584)
Other noncurrent liabilities	—	(164,490)	—	(164,490)
Total	$1,117,467	$917,101	$—	$2,034,568

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The value of the mutual funds invested in fixed income securities is based on the net asset value, or NAV, of the fund, with appropriate consideration of the liquidity and any restrictions on disposition of our investment in the fund.
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
During the years ended December 31, 2014, 2013 and 2012, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 12 — Derivative Financial Instruments
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
The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statement of financial position as of:

		December 31, 2014		December 31, 2013
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$710	$—	$—	$—
	Other noncurrent assets	3,879	—	—	—
	Accrued expenses and other current liabilities	—	97,240	—	190,386
	Other noncurrent liabilities	—	9,962	—	164,490
	Total	4,589	107,202	—	354,876
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	2,021	—	11,105	—
	Accrued expenses and other current liabilities	—	62	—	1,198
	Total	2,021	62	11,105	1,198
Total		$6,610	$107,264	$11,105	$356,074

Cash Flow Hedges
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2015, 2016 and 2017. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of December 31, 2014, we estimate that $81,601, net of tax, of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	December 31, 2014	December 31, 2013
2014	$—	$1,200,000
2015	1,320,000	900,000
2016	720,000	240,000
2017	420,000	—
Total notional value of contracts outstanding	$2,460,000	$2,340,000
Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(86,742)	$(299,993)
Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the year ended December 31:

	Decrease (Increase) in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2014	2013		2014	2013
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$115,651	$(221,275)	Cost of revenues	$(113,367)	$(135,044)
			Selling, general and administrative expenses	(23,245)	(27,950)
			Total	$(136,612)	$(162,994)
The activity related to the change in net unrealized (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 8.
Other Derivatives
We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. Contracts outstanding as of December 31, 2014 are schedule to mature in 2015. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are reported in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
Additional information related to our outstanding contracts is as follows as of:

	December 31, 2014		December 31, 2013
	Notional	Market Value	Notional	Market Value
Contracts to purchase U.S. dollars and sell:
Indian rupees	$160,008	$1,773	$171,802	$11,105
Euros	24,450	198	55,500	(412)
British pounds	17,900	51	52,000	(786)
Australian dollars	9,600	(58)	—	—
Canadian dollars	3,650	(5)	—	—
Total	$215,608	$1,959	$279,302	$9,907
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the years ended December 31, 2014 and 2013:

	Location of Net (Losses) Gains on Derivative Instruments	Amount of Net (Losses) Gains on Derivative Instruments
		2014	2013
Other Derivatives – Not designated as hedging instruments	Foreign currency exchange gains (losses), net
Foreign exchange forward contracts		$(3,895)	$14,084
The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
Note 13 — Stock-Based Compensation Plans
On June 5, 2009, our stockholders approved the adoption of the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan. On June 30, 2014, our stockholders approved the first amendment to such plan. On September 18, 2014 the Compensation Committee of the Board of Directors approved the second amendment to such plan (as amended, the “2009 Incentive Plan”). Under the 2009 Incentive Plan, 48,000,000 shares of our Class A common stock were reserved for issuance. The 2009 Incentive Plan is the successor plan to our Amended and Restated 1999 Incentive Compensation Plan which terminated on April 13, 2009 in accordance with its terms, our Amended and Restated Non-Employee Directors’ Stock Option Plan and our Amended and Restated Key Employees’ Stock Option Plan which terminated in July 2009 (collectively, the “Predecessor Plans”). The 2009 Incentive Plan will not affect any options or stock issuances outstanding under the Predecessor Plans. No further awards will be made under the Predecessor Plans. As of December 31, 2014, we have 15,651,686 shares available for grant under the 2009 Incentive Plan.
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
Restricted stock units vest proportionately in quarterly or annual installments over three to four years. Stock-based compensation expense relating to restricted stock units is recognized on a straight-line basis over the requisite service period.

We granted performance stock units that vest over periods ranging from one to three years to employees, including our executive officers. The vesting of performance stock units is contingent on both meeting revenue performance targets and continued service. Stock-based compensation costs for performance stock units that vest proportionally are recognized on a graded-vesting basis over the vesting period based on the most probable outcome of the performance conditions. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed.
The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in 2013, provides for the issuance of up to 28,000,000 shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis. As of December 31, 2014, we had 10,279,356 shares available for future grants and issuances under the Purchase Plan.
The allocation of total stock-based compensation expense between cost of revenues and selling, general and administrative expenses as well as the related income tax benefit were as follows for the three years ended December 31:

	2014	2013	2012
Cost of revenues	$26,762	$19,107	$16,773
Selling, general and administrative expenses	108,063	99,693	90,582
Total stock-based compensation expense	$134,825	$118,800	$107,355
Income tax benefit	$31,374	$29,387	$26,206
We estimate the fair value of each stock option granted using the Black-Scholes option-pricing model. For the years ended December 31, 2014, 2013 and 2012, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We have not paid any dividends. Forfeiture assumptions used in amortizing stock-based compensation expense are based on an analysis of historical data.

The fair values of option grants, including the Purchase Plan, were estimated at the date of grant during the years ended December 31, 2014, 2013, and 2012 based upon the following assumptions and were as follows:

	2014	2013	2012
Dividend yield	0%	0%	0%
Weighted average volatility factor:
Stock options	28.74%	33.47%	36.71%
Purchase Plan	24.86%	29.17%	32.31%
Weighted average expected life (in years):
Stock options	3.92	3.82	3.69
Purchase Plan	0.25	0.25	0.25
Weighted average risk-free interest rate:
Stock options	1.25%	0.73%	0.43%
Purchase Plan	0.02%	0.05%	0.06%
Weighted average grant date fair value:
Stock options	$11.81	$8.65	$8.39
Purchase Plan	$7.29	$5.87	$5.56
During the year ended December 31, 2014, we issued 1,882,384 shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $13,725.
A summary of the activity for stock options granted under our stock-based compensation plans as of December 31, 2014 and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Interinsic Value (in thousands)
Outstanding at January 1, 2014	6,871,722	$16.43
Granted	67,736	48.50
Exercised	(1,547,558)	12.74
Cancelled	(26,560)	28.87
Expired	(3,703)	18.04
Outstanding at December 31, 2014	5,361,637	$17.84	2.46	$186,715
Vested and expected to vest at December 31, 2014	5,350,026	$17.78	2.45	$186,607
Exercisable at December 31, 2014	5,247,661	$17.31	2.39	$185,497
As of December 31, 2014, $660 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of one year. The total intrinsic value of options exercised was $58,310, $137,446, and $256,623 for the years ended December 31, 2014, 2013, and 2012, respectively.
The fair value of performance stock units and restricted stock units is determined based on the number of stock units granted and the quoted price of our stock at date of grant.

A summary of the activity for performance stock units granted under our stock-based compensation plans as of December 31, 2014 and changes during the year then ended is presented below. The presentation reflects the number of performance stock units at the maximum performance milestones.

	Number of Units	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2014	3,747,622	$39.23
Granted	1,942,576	53.89
Vested	(1,088,423)	33.09
Forfeited	(229,132)	39.42
Reduction due to the achievement of lower than maximum performance milestones	(728,090)	46.46
Unvested at December 31, 2014	3,644,553	$47.42
As of December 31, 2014, $82,709 of total remaining unrecognized stock-based compensation cost related to performance stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.03 years.
A summary of the activity for restricted stock units granted under our stock-based compensation plans as of December 31, 2014 and changes during the year then ended is presented below:

	Number of Units	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2014	3,596,808	$38.90
Granted	4,205,567	51.85
Vested	(2,110,271)	39.26
Forfeited	(305,002)	41.43
Unvested at December 31, 2014	5,387,102	$48.73
As of December 31, 2014, $227,000 of total remaining unrecognized stock-based compensation cost related to restricted stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.41 years.

Note 14 — Commitments and Contingencies
We lease office space and equipment under operating leases, which expire at various dates through the year 2024. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments on our operating leases as of December 31, 2014 are as follows:

Operating lease obligation
2015	$148,320
2016	125,277
2017	105,149
2018	81,682
2019	71,695
Thereafter	214,534
Total minimum lease payments	$746,657
Rental expense totaled $190,918, $166,206, and $147,576 for the years ended December 31, 2014, 2013, and 2012, respectively.

Future minimum rental payments on our capital leases as of December 31, 2014 are as follows:

Capital lease obligation
2015	$4,705
2016	4,732
2017	4,243
2018	3,908
2019	3,821
Thereafter	35,364
Total minimum lease payments	56,773
Interest	(15,621)
Present value of minimum lease payments	$41,152
As of December 31, 2014, we had outstanding fixed capital commitments of approximately $20,452 related to our India real estate development program to build new Company-owned state-of-the-art IT development and delivery centers.
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

Note 15 — Segment Information
Our reportable segments are:

•	Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services;

•	Healthcare, which includes healthcare providers and payers as well as life sciences customers. Our Healthcare business segment includes the post-acquisition operating results of TriZetto;

•	Manufacturing/Retail/Logistics, which includes manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and

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
Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated” and adjusted only against our total income from operations. Ad, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	2014	2013	2012
Revenues:
Financial Services	$4,285,614	$3,717,573	$3,035,447
Healthcare	2,689,427	2,264,826	1,934,898
Manufacturing/Retail/Logistics	2,093,560	1,868,305	1,498,668
Other	1,194,080	992,485	877,459
Total revenue	$10,262,681	$8,843,189	$7,346,472

Segment Operating Profit:
Financial Services	$1,320,116	$1,212,099	$998,339
Healthcare	850,955	829,916	724,454
Manufacturing/Retail/Logistics	685,745	630,250	527,970
Other	391,901	318,357	288,052
Total segment operating profit	3,248,717	2,990,622	2,538,815
Less: unallocated costs	1,363,839	1,312,712	1,177,319
Income from operations	$1,884,878	$1,677,910	$1,361,496

Geographic Area Information
Revenue and long-lived assets, by geographic area, were as follows:

	2014	2013	2012
Revenues: (1)
North America(2)	$7,879,785	$6,860,067	$5,836,258
Europe(3)	1,883,590	1,579,205	1,195,490
Rest of World(4)	499,306	403,917	314,724
Total	$10,262,681	$8,843,189	$7,346,472

	2014	2013	2011
Long-lived Assets: (5)
North America(2)	$188,277	$48,352	$52,149
Europe	29,816	22,707	8,696
Rest of World(4)(6)	1,029,112	1,010,105	910,641
Total	$1,247,205	$1,081,164	$971,486
_____________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes revenue from operations in the United Kingdom of $1,099,178, $942,579 and $764,936 for the years ended 2014, 2013, and 2012, respectively.

(4)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 16 — Quarterly Financial Data (Unaudited)
Summarized quarterly results for the two years ended December 31, 2014 are as follows:

	Three Months Ended
2014	March 31	June 30	September 30	December 31	Full Year
Revenues	$2,422,348	$2,517,094	$2,581,009	$2,742,230	$10,262,681
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,432,444	1,499,462	1,569,828	1,639,384	6,141,118
Selling, general and administrative expenses	485,395	482,985	506,019	562,622	2,037,021
Depreciation and amortization expense	44,473	46,726	47,649	60,816	199,664
Income from operations	460,036	487,921	457,513	479,408	1,884,878
Net income	348,878	371,908	355,624	362,857	1,439,267
Basic EPS(1)	$0.57	$0.61	$0.58	$0.60	$2.37
Diluted EPS(1)	$0.57	$0.61	$0.58	$0.59	$2.35

	Three Months Ended
2013	March 31	June 30	September 30	December 31	Full Year
Revenues	$2,020,738	$2,161,240	$2,305,723	$2,355,488	$8,843,189
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,199,965	1,272,013	1,382,336	1,411,155	5,265,469
Selling, general and administrative expenses	413,204	420,526	443,376	450,503	1,727,609
Depreciation and amortization expense	41,662	41,898	42,652	45,989	172,201
Income from operations	365,907	426,803	437,359	447,841	1,677,910
Net income	284,209	300,410	319,627	324,332	1,228,578
Basic EPS(1)	$0.47	$0.50	$0.53	$0.54	$2.03
Diluted EPS(1)	$0.47	$0.49	$0.53	$0.53	$2.02

(1) The sum of the quarterly basic and diluted EPS for each of the four quarters may not equal the EPS for the year due to rounding.

Cognizant Technology Solutions Corporation
Valuation and Qualifying Accounts
For the Years Ended December 31, 2014, 2013, and 2012
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions /Other	Balance at End of Period
Trade accounts receivable allowance for doubtful accounts:
2014	$26,824	$4,675	$6,170	$744	$36,925
2013	$25,816	$3,571	$—	$2,563	$26,824
2012	$24,658	$5,051	$—	$3,893	$25,816
Warranty accrual:
2014	$17,699	$24,943	$—	$21,394	$21,248
2013	$14,840	$20,327	$—	$17,468	$17,699
2012	$12,291	$17,063	$—	$14,514	$14,840
Valuation allowance—deferred income tax assets:
2014	$5,659	$229	$5,565	$33	$11,420
2013	$6,288	$3,974	$—	$4,603	$5,659
2012	$10,365	$1,399	$—	$5,476	$6,288

(1) Amounts relate to material acquisitions.