Form 10-Q
period 2015-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2015-08-06
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 31, 2015:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	609,529,268

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Financial Position (Unaudited) as of June 30, 2015 and December 31, 2014	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2015 and 2014 and for the Six Months Ended June 30, 2015 and 2014	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2015 and 2014 and for the Six Months Ended June 30, 2015 and 2014	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015 and 2014	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

SIGNATURES		41

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,089.3	$2,010.1
Short-term investments	2,477.2	1,764.6
Trade accounts receivable, net of allowances of $33.3 and $36.9, respectively	2,162.2	1,968.7
Unbilled accounts receivable	386.5	324.6
Deferred income tax assets, net	333.5	329.7
Other current assets	322.7	352.6
Total current assets	6,771.4	6,750.3
Property and equipment, net of accumulated depreciation of $957.8 and $852.1, respectively	1,277.3	1,247.2
Goodwill	2,405.3	2,413.6
Intangible assets, net	906.1	953.7
Deferred income tax assets, net	159.8	144.4
Other noncurrent assets	277.7	209.7
Total assets	$11,797.6	$11,718.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$169.0	$145.7
Deferred revenue	288.8	224.1
Short-term debt	150.0	700.0
Accrued expenses and other current liabilities	1,348.7	1,522.3
Total current liabilities	1,956.5	2,592.1
Deferred revenue, noncurrent	50.3	81.0
Deferred income tax liabilities, net	233.6	251.7
Long-term debt	912.5	937.5
Other noncurrent liabilities	103.9	116.4
Total liabilities	3,256.8	3,978.7
Commitments and contingencies (See Note 8)
Stockholders’ Equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000.0 shares authorized, 609.5 and 609.4 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	6.1	6.1
Additional paid-in capital	520.6	555.6
Retained earnings	8,104.6	7,301.6
Accumulated other comprehensive income (loss)	(90.5)	(123.1)
Total stockholders’ equity	8,540.8	7,740.2
Total liabilities and stockholders’ equity	$11,797.6	$11,718.9
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$3,085.1	$2,517.1	$5,996.5	$4,939.4
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,844.8	1,499.5	3,572.0	2,931.9
Selling, general and administrative expenses	612.0	482.9	1,222.8	968.3
Depreciation and amortization expense	82.8	46.7	155.9	91.2
Income from operations	545.5	488.0	1,045.8	948.0
Other income (expense), net:
Interest income	17.6	14.1	35.6	27.6
Interest expense	(4.1)	—	(9.1)	—
Foreign currency exchange gains (losses), net	(10.4)	(0.8)	(12.6)	(2.0)
Other, net	0.2	0.5	(0.3)	1.4
Total other income (expense), net	3.3	13.8	13.6	27.0
Income before provision for income taxes	548.8	501.8	1,059.4	975.0
Provision for income taxes	128.7	129.9	256.4	254.2
Net income	$420.1	$371.9	$803.0	$720.8
Basic earnings per share	$0.69	$0.61	$1.32	$1.19
Diluted earnings per share	$0.68	$0.61	$1.31	$1.18
Weighted average number of common shares outstanding - Basic	609.9	607.9	609.7	607.8
Dilutive effect of shares issuable under stock-based compensation plans	4.0	4.3	4.2	4.7
Weighted average number of common shares outstanding - Diluted	613.9	612.2	613.9	612.5
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$420.1	$371.9	$803.0	$720.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23.2	(0.3)	(17.6)	1.2
Change in unrealized losses on cash flow hedges, net of taxes	6.9	55.5	49.1	162.5
Change in unrealized gains and losses on available-for-sale securities, net of taxes	(1.3)	0.6	1.1	1.1
Other comprehensive income (loss)	28.8	55.8	32.6	164.8
Comprehensive income	$448.9	$427.7	$835.6	$885.6
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$803.0	$720.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159.6	95.5
Provision for doubtful accounts	(1.4)	6.2
Deferred income taxes	(36.9)	2.4
Stock-based compensation expense	95.2	69.4
Excess tax benefits on stock-based compensation plans	(15.3)	(12.0)
Other	8.7	(3.3)
Changes in assets and liabilities:
Trade accounts receivable	(185.7)	(161.2)
Other current assets	(20.6)	(52.6)
Other noncurrent assets	(50.3)	19.4
Accounts payable	19.4	8.1
Other current and noncurrent liabilities	(130.3)	(127.1)
Net cash provided by operating activities	645.4	565.6
Cash flows from investing activities:
Purchases of property and equipment	(133.6)	(82.0)
Purchases of investments	(1,565.8)	(1,407.6)
Proceeds from maturity or sale of investments	845.9	809.9
Business combinations, net of cash acquired	—	(11.5)
Net cash (used in) investing activities	(853.5)	(691.2)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	68.5	49.8
Excess tax benefits on stock-based compensation plans	15.3	12.0
Repurchases of common stock	(214.0)	(161.8)
Repayment of term loan borrowings and capital lease obligations	(26.2)	—
Net change in notes outstanding under revolving credit facility	(550.0)	—
Net cash (used in) financing activities	(706.4)	(100.0)
Effect of exchange rate changes on cash and cash equivalents	(6.3)	5.0
(Decrease) in cash and cash equivalents	(920.8)	(220.6)
Cash and cash equivalents, beginning of year	2,010.1	2,213.0
Cash and cash equivalents, end of period	$1,089.3	$1,992.4
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
During the six months ended June 30, 2015, we repurchased 2,800,000 shares of our Class A common stock for $177.9 million, inclusive of fees and expenses, under our existing stock repurchase program approved by our Board of Directors. As of June 30, 2015, the remaining available balance under the Board authorization was $636.0 million. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby company shares were tendered by employees for payment of applicable statutory tax withholdings. During the six months ended June 30, 2015, such repurchases totaled 565,830 shares at an aggregate cost of $36.1 million.
New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In July 2015, the FASB deferred the effective date of the standard by one year to periods beginning on or after January 1, 2018. Early adoption is permitted but not before the original effective date of periods beginning on or after January 1, 2017. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

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

Note 2 — Short-term Investments

Our short-term investments were as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$524.7	$544.7
Corporate and other debt securities	374.0	358.6
Certificates of deposit and commercial paper	549.7	4.6
Asset-backed securities	231.2	220.1
Municipal debt securities	114.3	112.8
Mutual funds	22.4	21.9
Total available-for-sale investment securities	1,816.3	1,262.7
Time deposits	660.9	501.9
Total short-term investments	$2,477.2	$1,764.6
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
Available-for-Sale Investment Securities
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at June 30, 2015 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$523.6	$1.3	$(0.2)	$524.7
Corporate and other debt securities	373.9	0.5	(0.4)	374.0
Certificates of deposit and commercial paper	549.4	0.3	—	549.7
Asset-backed securities	231.2	0.2	(0.2)	231.2
Municipal debt securities	114.1	0.3	(0.1)	114.3
Mutual funds	24.6	0.2	(2.4)	22.4
Total available-for-sale investment securities	$1,816.8	$2.8	$(3.3)	$1,816.3
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2014 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$544.7	$0.4	$(0.4)	$544.7
Corporate and other debt securities	359.0	0.3	(0.7)	358.6
Certificates of deposit and commercial paper	4.6	—	—	4.6
Asset-backed securities	220.4	0.1	(0.4)	220.1
Municipal debt securities	112.5	0.4	(0.1)	112.8
Mutual funds	23.9	0.3	(2.3)	21.9
Total available-for-sale investment securities	$1,265.1	$1.5	$(3.9)	$1,262.7

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of June 30, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$155.2	$(0.2)	$—	$—	$155.2	$(0.2)
Corporate and other debt securities	175.6	(0.4)	—	—	175.6	(0.4)
Certificates of deposit and commercial paper	35.0	—	—	—	35.0	—
Asset-backed securities	65.4	(0.1)	5.5	(0.1)	70.9	(0.2)
Municipal debt securities	43.0	(0.1)	—	—	43.0	(0.1)
Mutual funds	—	—	21.1	(2.4)	21.1	(2.4)
Total	$474.2	$(0.8)	$26.6	$(2.5)	$500.8	$(3.3)

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
The unrealized losses for the above securities as of June 30, 2015 and December 31, 2014 are primarily attributable to changes in interest rates. As of June 30, 2015, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).
The contractual maturities of our fixed income available-for-sale investment securities as of June 30, 2015 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$583.1	$583.5
Due after one year up to two years	499.5	500.4
Due after two years up to three years	471.1	471.5
Due after three years up to four years	7.3	7.3
Asset-backed securities	231.2	231.2
Fixed income available-for-sale investment securities	$1,792.2	$1,793.9
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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Proceeds from sales of available-for-sale investment securities	$246.3	$178.8	$428.1	$357.8

Gross gains	$0.5	$0.4	$0.9	$0.8
Gross losses	—	(0.1)	(0.1)	(0.1)
Net realized gains on sales of available-for-sale investment securities	$0.5	$0.3	$0.8	$0.7

Note 3 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Compensation and benefits	$782.9	$906.8
Income taxes	33.2	23.8
Professional fees	75.4	82.7
Travel and entertainment	34.9	35.0
Customer volume incentives	200.4	192.1
Derivative financial instruments	45.2	97.3
Other	176.7	184.6
Total accrued expenses and other current liabilities	$1,348.7	$1,522.3

Note 4 — Debt
On November 20, 2014, we entered into a credit agreement with a commercial bank syndicate providing for a $1,000.0 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with the 2014 acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature on November 20, 2019. As of June 30, 2015 and December 31, 2014, we had notes outstanding under the revolving credit facility of $100.0 million and $650.0 million, respectively. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. We are required under the credit agreement to make scheduled quarterly principal payments on the term loan.
Short-term Debt
The following summarizes our short-term debt balances as of:

	June 30, 2015	December 31, 2014
	(in millions)
Notes outstanding under revolving credit facility	$100.0	$650.0
Term loan - current maturities	50.0	50.0
Total short-term debt	$150.0	$700.0

Long-term Debt
The following summarizes our long-term debt balances as of:

	June 30, 2015	December 31, 2014
	(in millions)
Term loan, due 2019	$962.5	$987.5
Less: current maturities	(50.0)	(50.0)
Long-term debt, net of current maturities	$912.5	$937.5

Note 5 — Income Taxes
Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Our Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 34.6%. In addition, all our Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the rate of 21.3%. Any MAT paid is creditable against future Indian corporate income tax, subject to limitations.
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Effective income tax rate	23.5%	25.9%	24.2%	26.1%
For the 2015 and 2014 periods, the principal difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States. In 2015, our effective income tax rate decreased primarily due to discrete tax benefits recorded in 2015, including those related to the settlement of an uncertain tax position in the second quarter of 2015.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$154.8	$—	$—	$154.8
Commercial paper	—	6.1	—	6.1
Total cash equivalents	154.8	6.1	—	160.9
Short-term investments:
Time deposits	—	660.9	—	660.9
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	419.7	105.0	—	524.7
Corporate and other debt securities	—	374.0	—	374.0
Certificates of deposit and commercial paper	—	549.7	—	549.7
Asset-backed securities	—	231.2	—	231.2
Municipal debt securities	—	114.3	—	114.3
Mutual funds	—	22.4	—	22.4
Total available-for-sale investment securities	419.7	1,396.6	—	1,816.3
Total short-term investments	419.7	2,057.5	—	2,477.2
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	11.4	—	11.4
Accrued expenses and other current liabilities	—	(45.2)	—	(45.2)
Other noncurrent assets	—	3.5	—	3.5
Other noncurrent liabilities	—	(16.5)	—	(16.5)
Total	$574.5	$2,016.8	$—	$2,591.3

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$176.5	$—	$—	$176.5
Commercial paper	—	7.4	—	7.4
Total cash equivalents	176.5	7.4	—	183.9
Short-term investments:
Time deposits	—	501.9	—	501.9
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	426.8	117.9	—	544.7
Corporate and other debt securities	—	358.6	—	358.6
Certificates of deposit and commercial paper	—	4.6	—	4.6
Asset-backed securities	—	220.1	—	220.1
Municipal debt securities	—	112.8	—	112.8
Mutual funds	—	21.9	—	21.9
Total available-for-sale investment securities	426.8	835.9	—	1,262.7
Total short-term investments	426.8	1,337.8	—	1,764.6
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	2.7	—	2.7
Accrued expenses and other current liabilities	—	(97.3)	—	(97.3)
Other noncurrent assets	—	3.9	—	3.9
Other noncurrent liabilities	—	(10.0)	—	(10.0)
Total	$603.3	$1,244.5	$—	$1,847.8

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The value of the mutual funds invested in fixed income securities is based on the net asset value, or NAV, of the fund, with appropriate consideration of the liquidity and any restrictions on disposition of our investment in the fund. The carrying value of the time deposits approximated fair value as of June 30, 2015 and December 31, 2014.
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
During the six months ended June 30, 2015 and the year ended December 31, 2014, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 7 — Derivative Financial Instruments
In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. Derivatives may give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by entering into derivative transactions only with highly-rated financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to our foreign exchange forward contracts set forth in the below table are subject to International Swaps and Derivatives Association, or ISDA, master netting arrangements or other similar agreements with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to our foreign exchange forward contracts on a gross basis, with no offsets, in our accompanying unaudited condensed consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to our foreign exchange forward contracts.
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statement of financial position as of:

		June 30, 2015		December 31, 2014
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$10.7	$—	$0.7	$—
	Other noncurrent assets	3.5	—	3.9	—
	Accrued expenses and other current liabilities	—	43.7	—	97.2
	Other noncurrent liabilities	—	16.5	—	10.0
	Total	14.2	60.2	4.6	107.2
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	0.7	—	2.0	—
	Accrued expenses and other current liabilities	—	1.5	—	0.1
	Total	0.7	1.5	2.0	0.1
Total		$14.9	$61.7	$6.6	$107.3

Cash Flow Hedges
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2015, 2016, 2017, and 2018. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of June 30, 2015, we estimate that $27.1 million, net of tax, of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	June 30, 2015	December 31, 2014
	(in millions)
2015	$660.0	$1,320.0
2016	1,020.0	720.0
2017	795.0	420.0
2018	255.0	—
Total notional value of contracts outstanding	$2,730.0	$2,460.0
Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(37.6)	$(86.7)
Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.
The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the three months ended June 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2015	2014		2015	2014
	(in millions)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(9.0)	$34.7	Cost of revenues	$(14.1)	$(25.6)
			Selling, general and administrative expenses	(3.1)	(5.4)
			Total	$(17.2)	$(31.0)

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the six months ended June 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2015	2014		2015	2014
	(in millions)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$25.7	$121.0	Cost of revenues	$(25.3)	$(59.1)
			Selling, general and administrative expenses	(5.6)	(12.2)
			Total	$(30.9)	$(71.3)
The activity related to the change in net unrealized (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 9.
Other Derivatives
We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. Contracts outstanding as of June 30, 2015 are scheduled to mature in 2015 and 2016. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
Additional information related to our outstanding contracts is as follows:

	June 30, 2015		December 31, 2014
	Notional	Market Value	Notional	Market Value
	(in millions)
Contracts to purchase U.S. dollars and sell:
Indian rupees	$152.9	$(1.4)	$160.0	$1.8
Euros	23.5	0.4	24.4	0.2
British pounds	—	—	17.9	—
Australian dollars	9.7	$0.1	9.6	(0.1)
Canadian dollars	5.9	0.1	3.7	—
Total	$192.0	$(0.8)	$215.6	$1.9
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and six months ended June 30, 2015 and 2014:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in millions)
Other Derivatives – Not designated as hedging instruments	Foreign currency exchange gains (losses), net
Foreign exchange forward contracts		$0.1	$(4.3)	$(1.7)	$(12.6)
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

Note 9 — Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2015:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(75.6)	$—	$(75.6)	$(34.8)	$—	$(34.8)
Change in foreign currency translation adjustments	23.2	—	23.2	(17.6)	—	(17.6)
Ending balance	$(52.4)	$—	$(52.4)	$(52.4)	$—	$(52.4)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$1.5	$(0.7)	$0.8	$(2.4)	$0.8	$(1.6)
Net unrealized (losses) gains arising during the period	(1.6)	0.5	(1.1)	2.6	(1.2)	1.4
Reclassification of net (gains) to Other, net	(0.4)	0.2	(0.2)	(0.7)	0.4	(0.3)
Net change	(2.0)	0.7	(1.3)	1.9	(0.8)	1.1
Ending balance	$(0.5)	$—	$(0.5)	$(0.5)	$—	$(0.5)

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(54.2)	$9.7	$(44.5)	$(102.6)	$15.9	$(86.7)
Net unrealized (losses) gains arising during the period	(9.0)	1.8	(7.2)	25.7	(1.9)	23.8
Reclassifications of losses to:
Cost of revenues	14.1	(2.6)	11.5	25.3	(4.6)	20.7
Selling, general and administrative expenses	3.1	(0.5)	2.6	5.6	(1.0)	4.6
Net change	8.2	(1.3)	6.9	56.6	(7.5)	49.1
Ending balance	$(46.0)	$8.4	$(37.6)	$(46.0)	$8.4	$(37.6)

Accumulated other comprehensive income (loss):
Beginning balance	$(128.3)	$9.0	$(119.3)	$(139.8)	$16.7	$(123.1)
Other comprehensive income (loss)	29.4	(0.6)	28.8	40.9	(8.3)	32.6
Ending balance	$(98.9)	$8.4	$(90.5)	$(98.9)	$8.4	$(90.5)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2014:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$25.5	$—	$25.5	$24.0	$—	$24.0
Change in foreign currency translation adjustments	(0.3)	—	(0.3)	1.2	—	1.2
Ending balance	$25.2	$—	$25.2	$25.2	$—	$25.2

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$0.3	$(0.1)	$0.2	$(0.4)	$0.1	$(0.3)
Net unrealized gains arising during the period	1.3	(0.5)	0.8	2.4	(0.9)	1.5
Reclassification of net (gains) to Other, net	(0.3)	0.1	(0.2)	(0.7)	0.3	(0.4)
Net change	1.0	(0.4)	0.6	1.7	(0.6)	1.1
Ending balance	$1.3	$(0.5)	$0.8	$1.3	$(0.5)	$0.8

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(228.3)	$35.3	$(193.0)	$(354.9)	$54.9	$(300.0)
Unrealized gains arising during the period	34.7	(5.4)	29.3	121.0	(18.8)	102.2
Reclassifications of losses to:
Cost of revenues	25.6	(4.0)	21.6	59.1	(9.2)	49.9
Selling, general and administrative expenses	5.4	(0.8)	4.6	12.2	(1.8)	10.4
Net change	65.7	(10.2)	55.5	192.3	(29.8)	162.5
Ending balance	$(162.6)	$25.1	$(137.5)	$(162.6)	$25.1	$(137.5)

Accumulated other comprehensive income (loss):
Beginning balance	$(202.5)	$35.2	$(167.3)	$(331.3)	$55.0	$(276.3)
Other comprehensive income (loss)	66.4	(10.6)	55.8	195.2	(30.4)	164.8
Ending balance	$(136.1)	$24.6	$(111.5)	$(136.1)	$24.6	$(111.5)

Note 10 — Segment Information
Our reportable segments are:

•	Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services;

•	Healthcare, which includes healthcare providers and payers as well as life sciences customers, including pharmaceutical, biotech and medical device companies;

•	Manufacturing/Retail/Logistics, which includes consumer goods, manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and

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

Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated costs” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenues:
Financial Services	$1,250.1	$1,058.5	$2,411.2	$2,082.2
Healthcare	897.3	645.5	1,776.4	1,261.4
Manufacturing/Retail/Logistics	578.3	514.3	1,127.2	1,026.2
Other	359.4	298.8	681.7	569.6
Total revenue	$3,085.1	$2,517.1	$5,996.5	$4,939.4
Segment Operating Profit:
Financial Services	$420.1	$354.0	$767.5	$701.9
Healthcare	317.5	227.3	562.6	441.6
Manufacturing/Retail/Logistics	201.2	177.4	382.5	359.1
Other	122.9	104.1	214.9	193.7
Total segment operating profit	1,061.7	862.8	1,927.5	1,696.3
Less: unallocated costs	516.2	374.8	881.7	748.3
Income from operations	$545.5	$488.0	$1,045.8	$948.0

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenues: (1)
North America(2)	$2,423.9	$1,928.6	$4,715.9	$3,764.8
Europe(3)	502.3	466.3	978.2	936.4
Rest of World (4)	158.9	122.2	302.4	238.2
Total	$3,085.1	$2,517.1	$5,996.5	$4,939.4

	As of
	June 30, 2015	December 31, 2014
	(in millions)
Long-lived Assets: (5)
North America(2)	$225.2	$188.3
Europe	31.6	29.8
Rest of World (4)(6)	1,020.5	1,029.1
Total	$1,277.3	$1,247.2
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)
Includes revenue from operations in the United Kingdom of $297.6 million and $266.0 million for the three months ended June 30, 2015 and 2014, respectively, and $582.7 million and $543.5 million for the six months ended June 30, 2015 and 2014, respectively.

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
For the three and six months ended June 30, 2015, our revenue increased to $3,085.1 million and $5,996.5 million compared to $2,517.1 million and $4,939.4 million for the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2015, net income increased to $420.1 million and $803.0 million or $0.68 and $1.31 per diluted share, respectively, compared to net income of $371.9 million and $720.8 million or $0.61 and $1.18 per diluted share during the three and six months ended June 30, 2014, respectively. On a non-GAAP basis during the three and six months ended June 30, 2015, our diluted earnings per share increased to $0.791 and $1.501, respectively, compared to $0.661 and $1.281 for the three and six months ended June 30, 2014, respectively.
The key drivers of our revenue growth during the three months ended June 30, 2015 were as follows:

•
Our November 2014 acquisition of TZ US Parent, Inc., or TriZetto, which contributed revenue of approximately $171.1 million and was one of the drivers of the 39.0% revenue growth in our Healthcare business segment;

•
Solid performance across all of our business segments with revenue growth of 18.1% for Financial Services, 39.0% for Healthcare (inclusive of TriZetto revenue), 12.4% for Manufacturing/Retail/Logisitics, and 20.3% for Other;

•	Sustained strength in the North American market where revenues grew 25.7%, inclusive of TriZetto revenue, as compared to the quarter ended June 30, 2014;

•
Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets. Revenue from our customers outside the United States was negatively affected by the recent strength of the U.S. dollar against the British pound, the Euro and other currencies. In Europe, we experienced revenue growth of 7.7%, after a negative currency impact of 12.6%, as compared to the quarter ended June 30, 2014. Revenue from our Rest of World customers increased 30.0%, after a negative currency impact of 9.2%, as compared to the quarter ended June 30, 2014;

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
We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, enterprise information management, application testing, application maintenance, infrastructure services, and business process services. In addition, we are seeing an increased customer interest in our digital solutions, including social, mobile, analytics and cloud-based services and increased demand for mobility data and security services. We are also seeing an increase in demand for larger, more complex projects that are transformational for our customers. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater variability in our period to period operating results. We increased the number of strategic clients by 7 during the quarter, bringing the total number of our strategic clients to 285. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.

___________

1
Non-GAAP diluted earnings per share is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Our operating margin decreased to 17.7% for the quarter ended June 30, 2015 compared to 19.4% for the quarter ended June 30, 2014. The decrease in our operating margin was due to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation accrual rates) as headcount growth outpaced revenue growth, higher subcontractor expense, investments to grow our business and increases in depreciation and amortization due to recent acquisitions, partially offset by lower realized losses on our cash flow hedges in 2015 as compared to the 2014 period.
Our non-GAAP operating margin for the quarter ended June 30, 2015 was 20.2%2 compared to 21.0%2 for the quarter ended June 30, 2014. The decrease in our non-GAAP operating margin was due to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation accrual rates) as headcount growth outpaced revenue growth, higher subcontractor expense and investments to grow our business, partially offset by lower realized losses on our cash flow hedges in 2015 as compared to the 2014 period. Historically, we have invested our profits above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics and digital technology capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery, as well as recognizing and rewarding employee performance by means of enhanced incentive-based compensation. Due to better than expected 2015 results, we increased our 2015 incentive-based compensation accrual rates in the second quarter of 2015. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.
We finished the second quarter of 2015 with approximately 218,000 employees, which is an increase of approximately 30,600 as compared to June 30, 2014. The increase in the number of our service delivery staff and the related infrastructure costs to meet the demand for our services are the primary drivers of the increase in our operating expenses in 2015. Annualized turnover, including both voluntary and involuntary, was approximately 19.0% for the three months ended June 30, 2015. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.
At June 30, 2015, we had cash, cash equivalents and short-term investments of $3,566.5 million, working capital of $4,814.9 million and debt outstanding of $1,062.5 million. We believe our cash from operations and capital resources on hand provide sufficient liquidity to continue to make investments to expand and grow our business, and meet our debt repayment obligations.
During the remainder of 2015, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure services and business process services;

•	Demand from our customers to help them achieve their dual mandate of simultaneously achieving cost savings while investing in transformation and innovation;

•	Secular changes driven by evolving digital technologies and regulatory changes;

•	Volatility in foreign currency rates;

•	Continued uncertainty in the world economy; and

•	Addition of the TriZetto business.

__________

2
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

In response to this environment, we plan to continue to:

•	Invest in our talent base and new service offerings, including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall IT spend by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, the Asia Pacific and Latin America regions, where we believe there are opportunities to gain market share;

•	Increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Focus on operating discipline in order to appropriately manage our cost structure;

•	Locate most of our new development center facilities in tax incentivized areas; and

•	Leverage assets and capabilities obtained from the 2014 TriZetto acquisition to aggressively pursue new opportunities in the marketplace.
Business Segments
Our four reportable business segments are:

•	Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services;

•	Healthcare, which includes healthcare providers and payers as well as life sciences customers, including pharmaceutical, biotech and medical device companies;

•	Manufacturing/Retail/Logistics, which includes consumer goods manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and

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
We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended June 30, 2015 and 2014. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

		% of		% of	Increase (Decrease)
	2015	Revenues	2014	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$3,085.1	100.0	$2,517.1	100.0	$568.0	22.6
Cost of revenues(1)	1,844.8	59.8	1,499.5	59.6	345.3	23.0
Selling, general and administrative expenses(1)	612.0	19.8	482.9	19.2	129.1	26.7
Depreciation and amortization expense	82.8	2.7	46.7	1.9	36.1	77.3
Income from operations	545.5	17.7	488.0	19.4	57.5	11.8
Other income (expense), net	3.3		13.8		(10.5)	(76.1)
Income before provision for income taxes	548.8	17.8	501.8	19.9	47.0	9.4
Provision for income taxes	128.7		129.9		(1.2)	(0.9)
Net income	$420.1	13.6	$371.9	14.8	$48.2	13.0
Diluted earnings per share	$0.68		$0.61		$0.07
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$622.9	20.2	$529.1	21.0	$93.8	17.7
Non-GAAP diluted earnings per share	$0.79		$0.66		$0.13
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 22.6%, or $568.0 million, to $3,085.1 million during the three months ended June 30, 2015 from $2,517.1 million during the three months ended June 30, 2014. Revenue growth during the second quarter of 2015 included approximately $171.1 million from TriZetto, which we acquired in the fourth quarter of 2014, representing 30.1% of the period over period revenue growth. The remaining increase in revenue was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from customers added since June 30, 2014, including new TriZetto customers, was approximately $193.5 million and represented 34.1% of the period over period revenue growth. The recent strength of the U.S. dollar negatively impacted our revenue by $75.1 million in the second quarter 2015 as compared to the second quarter of 2014.
Our consulting and technology services revenues for the three months ended June 30, 2015 increased by approximately 34.8% compared to the three months ended June 30, 2014 and represented approximately 57.4% of total revenues for the three months ended June 30, 2015. Our outsourcing services revenue for the three months ended June 30, 2015 increased by approximately 9.2% and constituted approximately 42.6% of total revenues for the three months ended June 30, 2015.
Revenues from our top five customers as a percentage of total revenues were 10.8% and 12.7% for the quarters ended June 30, 2015 and 2014, respectively. Revenues from our top ten customers as a percentage of total revenues were 18.5% and 21.9% for the quarters ended June 30, 2015 and 2014, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the three months ended June 30:

	2015	2014	Increase
			$	%
	(Dollars in millions)
Financial Services	$1,250.1	$1,058.5	$191.6	18.1
Healthcare	897.3	645.5	251.8	39.0
Manufacturing/Retail/Logistics	578.3	514.3	64.0	12.4
Other	359.4	298.8	60.6	20.3
Total revenue	$3,085.1	$2,517.1	$568.0	22.6

Revenue from our Financial Services segment grew 18.1% or $191.6 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Our banking and insurance customers contributed $104.0 million and $87.6 million, respectively, to the period over period revenue increase. In this segment, revenue from customers added since June 30, 2014 was $31.0 million and represented 16.2% of the period over period revenue increase in this segment. Key areas of focus for our Financial Services customers included cost optimization, regulatory and compliance driven initiatives, cyber security, and the adoption and integration of digital technologies to align with shifts in consumer preferences.
Revenue from our Healthcare segment grew 39.0% or $251.8 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Our healthcare customers contributed $217.5 million to the period over period revenue growth, including approximately $171.1 million of revenue from our fourth quarter 2014 acquisition of TriZetto. Revenue from our life sciences customers increased by $34.3 million. Revenue from customers added since June 30, 2014, including new TriZetto customers, was $130.1 million and represented 51.7% of the period over period revenue increase in this segment. The demand among our healthcare payer customers was partially driven by cost optimization initiatives. We believe that in the long term the healthcare industry continues to present a growth opportunity due to factors which are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare. The demand for our services may also be affected by the recent trend towards consolidation within the healthcare industry.
Revenue from our Manufacturing/Retail/Logistics segment grew 12.4% or $64.0 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Our retail and hospitality customers and manufacturing and logistics customers contributed $37.0 million and $27.0 million, respectively, to the period over period revenue increase. Revenue from customers added since June 30, 2014 was $23.3 million and represented 36.4% of the period over period revenue increase in this segment. Demand within this segment continues to be driven by mutlichannel commerce implementation and integration efforts, analytics, supply chain consulting and implementation initiatives, and increased adoption of digital technologies to align with shifts in consumer preferences.
Revenue from our Other segment grew 20.3% or $60.6 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. In the second quarter of 2015, growth within Other was due primarily to an increase in discretionary spending and was strong among our information, media and entertainment customers, where revenue increased by $29.7 million, and our technology customers, where revenue increased by $20.3 million. Revenue from customers added since June 30, 2014 was $9.1 million and represented 15.0% of the period over period revenue increase in this segment.
Revenue - Geographic Markets. Revenues by geographic market were as follows for the three months ended June 30:

	2015	2014	Increase
			$	%
	(Dollars in millions)
North America	$2,423.9	$1,928.6	$495.3	25.7
United Kingdom	297.6	266.0	31.6	11.9
Rest of Europe	204.7	200.3	4.4	2.2
Europe - Total	502.3	466.3	36.0	7.7
Rest of World	158.9	122.2	36.7	30.0
Total Revenue	$3,085.1	$2,517.1	$568.0	22.6

North America continues to be our largest market, representing 78.6% of total revenue for the second quarter of 2015, and accounting for $495.3 million of the $568.0 million total revenue increase from the second quarter of 2014. Revenue growth among our North America customers includes approximately $171.1 million from our fourth quarter 2014 acquisition of TriZetto.
The revenue growth in Europe and Rest of World markets was driven by the increasing acceptance of our global delivery model, partially offset by the recent strength of the U.S. dollar against the British pound, the Euro and other currencies. For the remainder of 2015, we expect that the strength of the U.S. dollar may continue to negatively impact our revenue from countries outside the United States. In the second quarter of 2015, revenue from our customers in Europe grew 7.7%, after a negative currency impact of 12.6%, compared to the same period in 2014. Revenue grew 30.0% from our Rest of World customers in the second quarter of 2015, after a negative currency impact of 9.2%, and was primarily driven by the India and Australia markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long-term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 23.0% or $345.3 million during the second quarter of 2015 as compared to the second quarter of 2014. The increase was due primarily to an increase in compensation and benefits costs (net of the impact of lower incentive-based compensation accrual rates) and subcontractor expense, partially offset by lower realized losses on our cash flow hedges in the second quarter of 2015 compared to the 2014 period. For the three months ended June 30, 2015, compensation and benefit costs increased by $287.2 million, primarily as a result of the increase in the number of our service delivery personnel, including new TriZetto employees.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 31.2% or $165.2 million during the second quarter of 2015 as compared to the second quarter of 2014. Selling, general and administrative expenses, including depreciation and amortization, increased as a percentage of revenue to 22.5% in the second quarter of 2015 as compared to 21.0% in the second quarter of 2014. The increase as a percentage of revenue was due primarily to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation accrual rates), increases in depreciation and amortization due to recent acquisitions, and investments to grow our business, partially offset by lower realized losses on our cash flow hedges in 2015 compared to the 2014 period.
Income from Operations and Operating Margin - Overall. Income from operations increased 11.8% or $57.5 million in the second quarter of 2015 as compared to the second quarter of 2014. Our operating margin decreased to 17.7% during the second quarter of 2015 from 19.4% in the second quarter of 2014, due to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation accrual rates) as headcount growth outpaced revenue growth, higher subcontractor expense, investments to grow our business and increases in depreciation and amortization due to recent acquisitions, partially offset by lower realized losses on our cash flow hedges in 2015 compared to the 2014 period. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 113 basis points or 1.13 percentage points in the three months ended June 30, 2015. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended June 30, 2015 and 2014, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 56 basis points or 0.56 percentage points and 123 basis points or 1.23 percentage points, respectively.
For the three months ended June 30, 2015 and 2014, our non-GAAP operating margins were 20.2%3 and 21.0%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

_______________

3
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Segment Operating Profit. Segment operating profits were as follows for the three months ended June 30:

			Increase
	2015	2014	$	%
	(Dollars in millions)
Financial Services	$420.1	$354.0	$66.1	18.7
Healthcare	317.5	227.3	90.2	39.7
Manufacturing/Retail/Logistics	201.2	177.4	23.8	13.4
Other	122.9	104.1	18.8	18.1
Total segment operating profit	1,061.7	862.8	198.9	23.1
Less: unallocated costs	516.2	374.8	141.4	37.7
Income from operations	$545.5	$488.0	$57.5	11.8
In our Financial Services, Healthcare and Manufacturing/Retail/Logistics segments, segment operating profit increased slightly as a percentage of revenues primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs and continued investments to grow our business. In our Other segment, segment operating profit decreased as a percentage of revenues due to headcount growth outpacing revenue growth and continued investments to grow our business, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. The increase in unallocated costs is attributable to continued investments to grow our business and increases in selling, general and administrative expenses (including depreciation and amortization) due to recent acquisitions.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended June 30:

	2015	2014	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses) gains	$(10.5)	$3.5	$(14.0)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	0.1	(4.3)	4.4
Net foreign currency exchange (losses)	(10.4)	(0.8)	(9.6)
Interest income	17.6	14.1	3.5
Interest expense	(4.1)	—	(4.1)
Other, net	0.2	0.5	(0.3)
Total other income, net	$3.3	$13.8	$(10.5)

The foreign currency exchange losses of $10.5 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currency of the subsidiary. The $0.1 million of gains on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of June 30, 2015, the notional value of our undesignated hedges was $192.0 million. The increase in interest income of $3.5 million was primarily attributable to an increase in average balances of time deposits in India in 2015. The 2015 interest expense is attributable to the interest on debt originated in the fourth quarter of 2014.
Provision for Income Taxes. The provision for income taxes decreased to $128.7 million during the three months ended June 30, 2015 from $129.9 million during the three months ended June 30, 2014. The effective income tax rate decreased to 23.5% for the three months ended June 30, 2015 from 25.9% for the three months ended June 30, 2014. The decrease in our effective income tax rate was primarily due to discrete tax benefits recorded in 2015, including those related to the settlement of an uncertain tax position in the second quarter of 2015.
Net Income. Net income increased to $420.1 million for the three months ended June 30, 2015 from $371.9 million for the three months ended June 30, 2014, representing 13.6% and 14.8% of revenues, respectively. The decrease in net income as a percentage of revenues is primarily attributed to the decrease in operating margin and an increase in net foreign currency exchange losses, partially offset by a lower effective income tax rate.
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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	2015	% of Revenues	2014	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$545.5	17.7	$488.0	19.4
Add: Stock-based compensation expense	49.4	1.6	33.5	1.3
Add: Acquisition-related charges (1)	28.0	0.9	7.6	0.3
Non-GAAP income from operations and non-GAAP operating margin	$622.9	20.2	$529.1	21.0

GAAP diluted earnings per share	$0.68		$0.61
Effect of above operating adjustments, net of tax	0.09		0.05
Effect on non-operating foreign currency exchange gains and losses, net of tax (2)	0.02		—
Non-GAAP diluted earnings per share	$0.79		$0.66
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

(2)
Non-operating foreign currency exchange gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes. Per share impact for the three months ended June 30, 2014 rounds to zero.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

		% of		% of	Increase (Decrease)
	2015	Revenues	2014	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$5,996.5	100.0	$4,939.4	100.0	$1,057.1	21.4
Cost of revenues(1)	3,572.0	59.6	2,931.9	59.4	$640.1	21.8
Selling, general and administrative expenses(1)	1,222.8	20.4	968.3	19.6	254.5	26.3
Depreciation and amortization expense	155.9	2.6	91.2	1.8	64.7	70.9
Income from operations	1,045.8	17.4	948.0	19.2	97.8	10.3
Other income (expense), net	13.6		27.0		(13.4)	(49.6)
Income before provision for income taxes	1,059.4	17.7	975.0	19.7	84.4	8.7
Provision for income taxes	256.4		254.2		2.2	0.9
Net income	$803.0	13.4	$720.8	14.6	$82.2	11.4
Diluted earnings per share	$1.31		$1.18		$0.13
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$1,199.7	20.0	$1,032.9	20.9	$166.8	16.1
Non-GAAP diluted earnings per share	$1.50		$1.28		$0.22
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 21.4%, or $1,057.1 million, to $5,996.5 million during the six months ended June 30, 2015 from $4,939.4 million during the six months ended June 30, 2014. Revenue growth during the first half of 2015 included approximately $340.1 million from TriZetto, which we acquired in the fourth quarter of 2014, representing 32.2% of the period over period revenue growth. The remaining increase in revenue was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from customers added since June 30, 2014, including new TriZetto customers, was $338.2 million and represented 32.0% of the period over period revenue growth. The recent strength of the U.S. dollar negatively impacted our revenue by $139.1 million in 2015 compared to the same period 2014.
Our consulting and technology services revenues increased by approximately 33.4% compared to the six months ended June 30, 2014 and represented approximately 56.9% of total revenues for the six months ended June 30, 2015, while our outsourcing services revenue increased by approximately 8.5% and constituted approximately 43.1% of total revenues for the six months ended June 30, 2015.
Revenues from our top five customers as a percentage of total revenues were 11.0% and 12.9% for the six months ended June 30, 2015 and 2014, respectively. Revenues from our top ten customers as a percentage of total revenues were 18.7%, and 22.1% for the six months ended June 30, 2015 and 2014, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the six months ended June 30:

	2015	2014	Increase
			$	%
	(Dollars in millions)
Financial Services	$2,411.2	$2,082.2	$329.0	15.8
Healthcare	1,776.4	1,261.4	515.0	40.8
Manufacturing/Retail/Logistics	1,127.2	1,026.2	101.0	9.8
Other	681.7	569.6	112.1	19.7
Total revenue	$5,996.5	$4,939.4	$1,057.1	21.4

Revenue from our Financial Services segment grew 15.8% or $329.0 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Our banking and insurance customers contributed $172.8 million and $156.2 million, respectively, to the period-over-period revenue increase. In this segment, revenue from customers added since June 30, 2014 was $45.4 million and represented 13.8% of the period over period revenue increase in this segment. Key areas of focus for our Financial Services customers included cost optimization, regulatory and compliance driven initiatives, cyber security, and the adoption and integration of digital technologies to align with shifts in consumer preferences.
Revenue from our Healthcare segment grew 40.8% or $515.0 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Our healthcare customers contributed $441.3 million to the period over period revenue growth, including approximately $340.1 million of revenue from our fourth quarter 2014 acquisition of TriZetto. Revenue from our life sciences customers increased by $73.7 million. Revenue from customers added since June 30, 2014, including new TriZetto customers, was $247.0 million and represented 48.0% of the period over period revenue increase in this segment. The demand among our healthcare payer customers was partially driven by cost optimization initiatives. Longer term, we believe that the healthcare industry continues to present a growth opportunity due to factors which are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare. The demand for our services may also be affected by the recent trend towards consolidation within the healthcare industry.
Revenue from our Manufacturing/Retail/Logistics segment grew 9.8% or $101.0 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Our retail and hospitality customers and manufacturing and logistics customers contributed $56.6 million and $44.4 million, respectively, to the period over period revenue increase. Revenue from customers added since June 30, 2014 was $32.0 million and represented 31.7% of the period over period revenue increase in this segment. Demand within this segment continues to be driven by mutlichannel commerce implementation and integration efforts, analytics, supply chain consulting and implementation initiatives, and increased adoption of digital technologies to align with shifts in consumer preferences.
Revenue from our Other segment grew 19.7% or $112.1 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. In the first half of 2015, growth within Other was due primarily to an increase in discretionary spending and was strong among our information, media and entertainment customers, where revenue increased by $56.4 million and our telecommunication customers, where revenue increased by $30.4 million. Revenue from customers added since June 30, 2014 was $13.8 million and represented 12.3% of the period over period revenue increase in this segment.
Revenue - Geographic Markets. Revenues by geographic market were as follows for the six months ended June 30:

	2015	2014	Increase
			$	%
	(Dollars in millions)
North America	$4,715.9	$3,764.8	$951.1	25.3
United Kingdom	582.7	543.5	39.2	7.2
Rest of Europe	395.5	392.9	2.6	0.7
Europe - Total	978.2	936.4	41.8	4.5
Rest of World	302.4	238.2	64.2	27.0
Total Revenue	$5,996.5	$4,939.4	$1,057.1	21.4

North America continues to be our largest market representing 78.6% of total revenue for the six months ended June 30, 2015 and accounted for $951.1 million of the $1,057.1 million total revenue increase over the six months ended June 30, 2014. Revenue growth among our North America customers includes approximately $340.1 million from our fourth quarter 2014 acquisition of TriZetto.

The revenue growth in Europe and Rest of World markets was driven by the increasing acceptance of our global delivery model, partially offset by the recent strength of the U.S. dollar against the British pound, the Euro and other currencies. For the remainder of 2015, we expect that the strength of the U.S. dollar may continue to negatively impact our revenue from countries outside the United States. In the first half of 2015, revenue from our customers in Europe grew 4.5%, after a negative currency impact of 11.6%, compared to the same period in 2014. The revenue growth from our Rest of World customers in the first half of 2015 grew 27.0%, after a negative currency impact of 7.5%, and was primarily driven by the India, Australia and Japan markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long-term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 21.8% or $640.1 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was due primarily to an increase in compensation and benefits costs (net of the impact of lower incentive-based compensation accrual rates) and subcontractor expense, partially offset by lower realized losses on our cash flow hedges in the first half of 2015 compared to the 2014 period. For the six months ended June 30, 2015, compensation and benefit costs increased by $482.8 million, primarily as a result of the increase in the number of our service delivery personnel, including new TriZetto employees, partially offset by lower incentive-based compensation costs in 2015 as compared to 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 30.1%, or $319.2 million during the first half of 2015 as compared to the first half of 2014. Selling, general and administrative expenses, including depreciation and amortization, increased as a percentage of revenue to 23.0% in the first half of 2015 as compared to 21.4% in the 2014 period. The increase as a percentage of revenue was due primarily to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation accrual rates), increases in depreciation and amortization due to recent acquisitions, and investments to grow our business, partially offset by lower realized losses on our cash flow hedges in 2015 compared to the 2014 period.
Income from Operations and Operating Margin - Overall. Income from operations increased 10.3% or $97.8 million in the first half of 2015 as compared to the first half of 2014. Our operating margin decreased to 17.4% during the first half of 2015 from 19.2% in the first half of 2014, due to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation accrual rates) as headcount growth outpaced revenue growth, higher subcontractor expense, investments to grow our business and increases in depreciation and amortization due to recent acquisitions, partially offset by lower realized losses on our cash flow hedges in the first half of 2015 compared to the 2014 period. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 62 basis points or 0.62 percentage points during the six months ended June 30, 2015. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2015 and 2014, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 52 basis points or 0.52 percentage points and 144 basis points or 1.44 percentage points, respectively.
For the six months ended June 30, 2015 and 2014, our non-GAAP operating margins were 20.0%4, and 20.9%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.
________________

4
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Segment Operating Profit. Segment operating profits were as follows for the six months ended June 30:

			Increase
	2015	2014	$	%
	(Dollars in millions)
Financial Services	$767.5	$701.9	$65.6	9.3
Healthcare	562.6	441.6	121.0	27.4
Manufacturing/Retail/Logistics	382.5	359.1	23.4	6.5
Other	214.9	193.7	21.2	10.9
Total segment operating profit	1,927.5	1,696.3	231.2	13.6
Less: unallocated costs	881.7	748.3	133.4	17.8
Income from operations	$1,045.8	$948.0	$97.8	10.3
Segment operating profit across all segments decreased as a percentage of revenues due to headcount growth outpacing revenue growth and continued investments to grow our business, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. The increase in unallocated costs is attributable to continued investments to grow our business and increases in selling, general and administrative expenses (including depreciation and amortization) due to recent acquisitions, partially offset by lower incentive-based compensation accrual rates in 2015 compared to the 2014 period.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the six months ended June 30:

	2015	2014	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses) gains	$(10.9)	$10.6	$(21.5)
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(1.7)	(12.6)	10.9
Net foreign currency exchange (losses)	(12.6)	(2.0)	(10.6)
Interest income	35.6	27.6	8.0
Interest expense	(9.1)	—	(9.1)
Other, net	(0.3)	1.4	(1.7)
Total other income, net	$13.6	$27.0	$(13.4)

The foreign currency exchange losses of $10.9 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currency of the subsidiary. The $1.7 million of losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of June 30, 2015, the notional value of our undesignated hedges was $192.0 million. The increase in interest income of $8.0 million was primarily attributable to an increase in average balances of time deposits in India in 2015. The 2015 interest expense is attributable to the interest on debt originated in the fourth quarter of 2014.
Provision for Income Taxes. The provision for income taxes increased to $256.4 million during the six months ended June 30, 2015 from $254.2 million during the six months ended June 30, 2014. The effective income tax rate decreased to 24.2% for the six months ended June 30, 2015 from 26.1% for the six months ended June 30, 2014. The decrease in our effective income tax rate was primarily due to discrete tax benefits recorded in 2015, including those related to the settlement of an uncertain tax position in the second quarter of 2015.
Net Income. Net income increased to $803.0 million for the six months ended June 30, 2015 from $720.8 million for the six months ended June 30, 2014, representing 13.4% and 14.6% of revenues, respectively. The decrease in net income as a percentage of revenues is primarily attributed to the decrease in operating margin and an increase in net foreign currency exchange losses, partially offset by a lower effective income tax rate.

Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

	2015	% of Revenues	2014	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$1,045.8	17.4	$948.0	19.2
Add: Stock-based compensation expense	95.2	1.6	69.4	1.4
Add: Acquisition-related charges (1)	58.7	1.0	15.5	0.3
Non-GAAP income from operations and non-GAAP operating margin	$1,199.7	20.0	$1,032.9	20.9

GAAP diluted earnings per share	$1.31		$1.18
Effect of above operating adjustments, net of tax	0.17		0.11
Effect on non-operating foreign currency exchange gains and losses, net of tax (2)	0.02		(0.01)
Non-GAAP diluted earnings per share	$1.50		$1.28
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

Liquidity and Capital Resources
Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of June 30, 2015, we had cash, cash equivalents and short-term investments of $3,566.5 million and additional available capacity under our revolving credit facility of $650.0 million. We have used and plan to continue to use a combination of our cash flow from operations, cash on hand and capacity available under our revolving credit facility for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including funding working capital requirements.
The following table provides a summary of the major cash flows for the six months ended June 30:

	2015	2014	Increase / Decrease
	(in millions)
Net cash from operating activities	$645.4	$565.6	$79.8
Net cash (used in) investing activities	(853.5)	(691.2)	(162.3)
Net cash (used in) financing activities	(706.4)	(100.0)	(606.4)
Operating activities. The increase in cash generated from operating activities was primarily attributable to the increase in our net income during the 2015 period as compared to the 2014 period. Trade accounts receivable increased to $2,162.2 million at June 30, 2015 from $1,968.7 million at December 31, 2014. Unbilled accounts receivable increased to $386.5 million at June 30, 2015 from $324.6 million at December 31, 2014. The increase in trade accounts receivable and unbilled receivables as of June 30, 2015 as compared to December 31, 2014 was primarily due to increased revenues and a higher number of days sales outstanding. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff.
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

Under this modified method, our days sales outstanding as of June 30, 2015 was 72 days as compared to 70 days as of December 31, 2014 and 74 days as of June 30, 2014. Under our historical method, our days sales outstanding as of June 30, 2015 was 75 days as compared to 73 days as of December 31, 2014 and 77 days as of June 30, 2014.
Investing activities. The increase in net cash used in investing activities is primarily related to higher net investment purchases of available-for-sale securities and an increase in capital expenditures in the 2015 period.
Financing activities. The increase in cash used in financing activities in the 2015 period is primarily attributable to repayments of notes under our revolving credit facility and an increase in stock repurchases in 2015.
On November 20, 2014, we entered into a credit agreement with a commercial bank syndicate providing for a $1,000.0 million unsecured term loan and a $750.0 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature on November 20, 2019. As of June 30, 2015, we have $962.5 million and $100.0 million outstanding under the term loan and the revolving credit facility, respectively.

The credit agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the credit agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40:1.00. As of June 30, 2015, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of June 30, 2015 and through the date of this filing.
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
Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of June 30, 2015, $3,200.7 million of our cash, cash equivalents and short-term investments was held outside the United States. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate these amounts to fund our liquidity needs in the United States. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.
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

Foreign Currency Risk
Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as 78.6% of our revenues for the six months ended June 30, 2015 were generated from customers located in North America. Revenue from our customers in the United Kingdom, Europe and Rest of World represented 9.7%, 6.6% and 5.0%, respectively, of our 2015 revenues. Accordingly, our operating results outside the United States may be affected by fluctuations in the exchange rate of the British pound, Euro, and other currencies to the U.S. dollar.
A portion of our costs in India, representing approximately 23.0% of our global operating costs for the six months ended June 30, 2015, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the six months ended June 30, 2015, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of $10.9 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currency of the subsidiary. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee, in our foreign subsidiaries.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Our Indian subsidiaries, collectively referred to as Cognizant India, converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the six months ended June 30, 2015, we reported losses of $30.9 million on contracts that settled during this period. As of June 30, 2015, we have outstanding contracts with a notional value of $2,730.0 million and weighted average forward rate of 67.9 rupees to the U.S. dollar. These contracts are scheduled to mature as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2015	$660.0	61.7
2016	1,020.0	68.0
2017	795.0	71.1
2018	255.0	73.5
Total	$2,730.0	67.9
Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2015 and 2016 which are used to hedge our foreign currency denominated net monetary assets. At June 30, 2015, the notional value of the outstanding contracts was $192.0 million and the related fair value was a liability of $0.8 million. During the three and six months ended June 30, 2015, inclusive of $0.1 million of gains and $1.7 million of losses, respectively, on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of $10.4 million and $12.6 million, respectively.

Off-Balance Sheet Arrangements
Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the six months ended June 30, 2015 that have, or are reasonably likely to have, a current or future effect on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of June 30, 2015, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2015	$660.0	61.7
2016	1,020.0	68.0
2017	795.0	71.1
2018	$255.0	73.5
Total	$2,730.0	67.9
As of June 30, 2015, the net unrealized loss on our outstanding foreign exchange forward contracts was $46.0 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2015, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $249.8 million.
Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2015 and 2016 which are used to hedge our foreign currency denominated net monetary assets. At June 30, 2015, the notional value of the outstanding contracts was $192.0 million and the related fair value was a liability of $0.8 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2015, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $18.8 million.

In the fourth quarter of 2014, we entered into the credit agreement providing for a $1,000.0 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature on November 20, 2019. As of June 30, 2015, we have $962.5 million and $100.0 million outstanding under the term loan and the revolving credit facility, respectively. The credit agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 10% change in interest rates, with all other variables held constant, would have resulted in a 1.4% change to our reported interest expense for the six months ended June 30, 2015.
In addition, our cash, cash equivalents and short-term investments are subject to market risk from changes in interest rates. As of June 30, 2015, a 10% change in interest rates, with all other variables held constant, would result in a change in the fair market value of our available-for-sale investment securities of approximately $1.8 million.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.
We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of June 30, 2015, our short-term investments totaled $2,477.2 million. Our investment portfolio is primarily comprised of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities include Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2015. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended June 30, 2015, we repurchased $152.9 million of our Class A common stock under our stock repurchase program. These stock repurchases were funded from working capital. As of June 30, 2015, the remaining available balance under the Board authorization was $636.0 million.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2015 - April 30, 2015	—	$—	—	$788.9
May 1, 2015 - May 31, 2015	1,400,000	63.22	1,400,000	700.5
June 1, 2015 - June 30, 2015	1,000,000	64.40	1,000,000	636.0
Total	2,400,000	$63.71	2,400,000

In addition, during the three months ended June 30, 2015, we purchased additional shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended June 30, 2015, we purchased 348,816 shares at an aggregate cost of $22.7 million in connection with employee tax withholding obligations.

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

Cognizant Technology Solutions Corporation

Date:	August 6, 2015	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2015	By:	/s/ Karen McLoughlin
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