Form 10-Q
period 2015-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2015-11-05
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 30, 2015:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	608,068,826

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2015 and December 31, 2014	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2015 and 2014 and for the Nine Months Ended September 30, 2015 and 2014	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2015 and 2014 and for the Nine Months Ended September 30, 2015 and 2014	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2015 and 2014	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

SIGNATURES		43

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,476.7	$2,010.1
Short-term investments	2,574.0	1,764.6
Trade accounts receivable, net of allowances of $39.5 and $36.9, respectively	2,135.7	1,968.7
Unbilled accounts receivable	420.9	324.6
Deferred income tax assets, net	365.9	329.7
Other current assets	264.7	352.6
Total current assets	7,237.9	6,750.3
Property and equipment, net of accumulated depreciation of $1,013.4 and $852.1, respectively	1,278.9	1,247.2
Goodwill	2,403.6	2,413.6
Intangible assets, net	881.4	953.7
Deferred income tax assets, net	203.7	144.4
Other noncurrent assets	262.1	209.7
Total assets	$12,267.6	$11,718.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$160.1	$145.7
Deferred revenue	262.7	224.1
Short-term debt	50.0	700.0
Accrued expenses and other current liabilities	1,655.6	1,522.3
Total current liabilities	2,128.4	2,592.1
Deferred revenue, noncurrent	53.0	81.0
Deferred income tax liabilities, net	230.0	251.7
Long-term debt	900.0	937.5
Other noncurrent liabilities	129.2	116.4
Total liabilities	3,440.6	3,978.7
Commitments and contingencies (See Note 8)
Stockholders’ Equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000.0 shares authorized, 608.0 and 609.4 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	6.1	6.1
Additional paid-in capital	432.4	555.6
Retained earnings	8,501.8	7,301.6
Accumulated other comprehensive income (loss)	(113.3)	(123.1)
Total stockholders’ equity	8,827.0	7,740.2
Total liabilities and stockholders’ equity	$12,267.6	$11,718.9
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$3,187.0	$2,581.0	$9,183.5	$7,520.5
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,934.6	1,569.8	5,506.6	4,501.7
Selling, general and administrative expenses	627.1	506.0	1,849.9	1,474.4
Depreciation and amortization expense	82.5	47.7	238.4	138.9
Income from operations	542.8	457.5	1,588.6	1,405.5
Other income (expense), net:
Interest income	20.7	17.2	56.3	44.8
Interest expense	(4.3)	(0.3)	(13.4)	(0.3)
Foreign currency exchange gains (losses), net	(15.8)	(11.2)	(28.4)	(13.2)
Other, net	(0.4)	0.5	(0.7)	2.0
Total other income (expense), net	0.2	6.2	13.8	33.3
Income before provision for income taxes	543.0	463.7	1,602.4	1,438.8
Provision for income taxes	145.8	108.1	402.2	362.4
Net income	$397.2	$355.6	$1,200.2	$1,076.4
Basic earnings per share	$0.65	$0.58	$1.97	$1.77
Diluted earnings per share	$0.65	$0.58	$1.96	$1.76
Weighted average number of common shares outstanding - Basic	608.8	608.1	609.4	607.9
Dilutive effect of shares issuable under stock-based compensation plans	3.9	4.0	4.1	4.5
Weighted average number of common shares outstanding - Diluted	612.7	612.1	613.5	612.4
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$397.2	$355.6	$1,200.2	$1,076.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16.8)	(32.0)	(34.4)	(30.8)
Change in unrealized losses on cash flow hedges, net of taxes	(6.8)	21.6	42.3	184.1
Change in unrealized gains and losses on available-for-sale securities, net of taxes	0.8	(1.8)	1.9	(0.7)
Other comprehensive income (loss)	(22.8)	(12.2)	9.8	152.6
Comprehensive income	$374.4	$343.4	$1,210.0	$1,229.0
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,200.2	$1,076.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242.0	145.2
Provision for doubtful accounts	8.4	2.9
Deferred income taxes	(107.3)	(43.4)
Stock-based compensation expense	141.6	100.6
Excess tax benefits on stock-based compensation plans	(19.0)	(14.5)
Other	27.9	12.8
Changes in assets and liabilities:
Trade accounts receivable	(190.6)	(167.7)
Other current assets	(7.6)	(75.8)
Other noncurrent assets	(40.1)	22.9
Accounts payable	16.8	44.6
Other current and noncurrent liabilities	191.0	44.8
Net cash provided by operating activities	1,463.3	1,148.8
Cash flows from investing activities:
Purchases of property and equipment	(198.7)	(137.5)
Purchases of investments	(2,093.9)	(2,180.3)
Proceeds from maturity or sale of investments	1,262.2	1,702.7
Business combinations, net of cash acquired	—	(11.5)
Net cash (used in) investing activities	(1,030.4)	(626.6)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	98.9	49.9
Excess tax benefits on stock-based compensation plans	19.0	14.5
Repurchases of common stock	(383.2)	(171.3)
Debt issuance costs	—	(1.5)
Repayment of term loan borrowings and capital lease obligations	(39.6)	—
Net change in notes outstanding under the revolving credit facility	(650.0)	—
Net cash (used in) financing activities	(954.9)	(108.4)
Effect of exchange rate changes on cash and cash equivalents	(11.4)	(9.2)
(Decrease) increase in cash and cash equivalents	(533.4)	404.6
Cash and cash equivalents, beginning of year	2,010.1	2,213.0
Cash and cash equivalents, end of period	$1,476.7	$2,617.6
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
During the nine months ended September 30, 2015, we repurchased 5,300,000 shares of our Class A common stock for $333.9 million, inclusive of fees and expenses, under our existing stock repurchase program approved by our Board of Directors. As of September 30, 2015, the remaining available balance under the Board authorization was $480.0 million. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. During the nine months ended September 30, 2015, such repurchases totaled 777,566 shares at an aggregate cost of $49.3 million.
New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In third quarter of 2015, the FASB deferred the effective date of the standard by one year to periods beginning on or after January 1, 2018. Early adoption is permitted but not before the original effective date of periods beginning on or after January 1, 2017. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued a standard related to the presentation of debt issuance costs. The standard requires debt issuance costs, other than costs recognized related to lines of credit, related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The standard is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after January 1, 2016. The adoption of this standard will affect financial statement presentation only and is expected to have no effect on our financial condition or results of operations.

In April 2015, the FASB issued a standard providing guidance to customers in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the standard requires the customer to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer is required to account for the arrangement as a service contract. The standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2016. The standard allows for either a prospective or retrospective method of adoption. The Company is currently in the process of evaluating the impact of adoption of the standard on our consolidated financial statements.

Note 2 — Short-term Investments

Our short-term investments were as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$549.9	$544.7
Corporate and other debt securities	354.5	358.6
Certificates of deposit and commercial paper	553.8	4.6
Asset-backed securities	231.3	220.1
Municipal debt securities	121.9	112.8
Mutual funds	22.4	21.9
Total available-for-sale investment securities	1,833.8	1,262.7
Time deposits	740.2	501.9
Total short-term investments	$2,574.0	$1,764.6
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
Available-for-Sale Investment Securities
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at September 30, 2015 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$548.0	$1.9	$—	$549.9
Corporate and other debt securities	354.4	0.5	(0.4)	354.5
Certificates of deposit and commercial paper	553.5	0.3	—	553.8
Asset-backed securities	230.9	0.5	(0.1)	231.3
Municipal debt securities	121.4	0.5	—	121.9
Mutual funds	24.9	0.1	(2.6)	22.4
Total available-for-sale investment securities	$1,833.1	$3.8	$(3.1)	$1,833.8
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2014 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$544.7	$0.4	$(0.4)	$544.7
Corporate and other debt securities	359.0	0.3	(0.7)	358.6
Certificates of deposit and commercial paper	4.6	—	—	4.6
Asset-backed securities	220.4	0.1	(0.4)	220.1
Municipal debt securities	112.5	0.4	(0.1)	112.8
Mutual funds	23.9	0.3	(2.3)	21.9
Total available-for-sale investment securities	$1,265.1	$1.5	$(3.9)	$1,262.7

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of September 30, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$25.7	$—	$—	$—	$25.7	$—
Corporate and other debt securities	138.3	(0.4)	1.0	—	139.3	(0.4)
Asset-backed securities	54.1	(0.1)	7.5	—	61.6	(0.1)
Municipal debt securities	15.7	—	—	—	15.7	—
Mutual funds	—	—	21.3	(2.6)	21.3	(2.6)
Total	$233.8	$(0.5)	$29.8	$(2.6)	$263.6	$(3.1)

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
The unrealized losses for the above securities as of September 30, 2015 and December 31, 2014 are primarily attributable to changes in interest rates. As of September 30, 2015, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).
The contractual maturities of our fixed income available-for-sale investment securities as of September 30, 2015 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$624.3	$624.7
Due after one year up to two years	501.2	502.3
Due after two years up to three years	437.1	438.3
Due after three years up to four years	14.7	14.8
Asset-backed securities	230.9	231.3
Fixed income available-for-sale investment securities	$1,808.2	$1,811.4
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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Proceeds from sales of available-for-sale investment securities	$168.3	$670.5	$596.4	$1,028.3

Gross gains	$0.2	$0.6	$1.1	$1.4
Gross losses	(0.1)	(0.1)	(0.2)	(0.2)
Net realized gains on sales of available-for-sale investment securities	$0.1	$0.5	$0.9	$1.2

Note 3 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Compensation and benefits	$1,053.4	$906.8
Income taxes	63.4	23.8
Professional fees	67.5	82.7
Travel and entertainment	37.7	35.0
Customer volume incentives	228.9	192.1
Derivative financial instruments	30.7	97.3
Other	174.0	184.6
Total accrued expenses and other current liabilities	$1,655.6	$1,522.3

Note 4 — Debt
On November 20, 2014, we entered into a credit agreement with a commercial bank syndicate providing for a $1,000.0 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with the 2014 acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature on November 20, 2019. As of September 30, 2015, there were no notes outstanding under the revolving credit facility. As of December 31, 2014, we had notes outstanding under the revolving credit facility of $650.0 million. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. We are required under the credit agreement to make scheduled quarterly principal payments on the term loan.
Short-term Debt
The following summarizes our short-term debt balances as of:

	September 30, 2015	December 31, 2014
	(in millions)
Notes outstanding under revolving credit facility	$—	$650.0
Term loan - current maturities	50.0	50.0
Total short-term debt	$50.0	$700.0

Long-term Debt
The following summarizes our long-term debt balances as of:

	September 30, 2015	December 31, 2014
	(in millions)
Term loan, due 2019	$950.0	$987.5
Less: current maturities	(50.0)	(50.0)
Long-term debt, net of current maturities	$900.0	$937.5

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
Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Effective income tax rate	26.9%	23.3%	25.1%	25.2%
For the 2015 and 2014 periods, the principal reason for the difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States. For the three months ended September 30 2015, our effective income tax rate increased primarily due to changes in the geographic mix of our estimated current year taxable income, partially offset by discrete tax benefits recorded in 2015.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$308.4	$—	$—	$308.4
Commercial paper	—	7.9	—	7.9
Total cash equivalents	308.4	7.9	—	316.3
Short-term investments:
Time deposits	—	740.2	—	740.2
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	458.1	91.8	—	549.9
Corporate and other debt securities	—	354.5	—	354.5
Certificates of deposit and commercial paper	—	553.8	—	553.8
Asset-backed securities	—	231.3	—	231.3
Municipal debt securities	—	121.9	—	121.9
Mutual funds	—	22.4	—	22.4
Total available-for-sale investment securities	458.1	1,375.7	—	1,833.8
Total short-term investments	458.1	2,115.9	—	2,574.0
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	6.0	—	6.0
Accrued expenses and other current liabilities	—	(30.7)	—	(30.7)
Other noncurrent assets	—	0.4	—	0.4
Other noncurrent liabilities	—	(29.0)	—	(29.0)
Total	$766.5	$2,070.5	$—	$2,837.0

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$176.5	$—	$—	$176.5
Commercial paper	—	7.4	—	7.4
Total cash equivalents	176.5	7.4	—	183.9
Short-term investments:
Time deposits	—	501.9	—	501.9
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	426.8	117.9	—	544.7
Corporate and other debt securities	—	358.6	—	358.6
Certificates of deposit and commercial paper	—	4.6	—	4.6
Asset-backed securities	—	220.1	—	220.1
Municipal debt securities	—	112.8	—	112.8
Mutual funds	—	21.9	—	21.9
Total available-for-sale investment securities	426.8	835.9	—	1,262.7
Total short-term investments	426.8	1,337.8	—	1,764.6
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	2.7	—	2.7
Accrued expenses and other current liabilities	—	(97.3)	—	(97.3)
Other noncurrent assets	—	3.9	—	3.9
Other noncurrent liabilities	—	(10.0)	—	(10.0)
Total	$603.3	$1,244.5	$—	$1,847.8

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The value of the mutual funds invested in fixed income securities is based on the net asset value, or NAV, of the fund, with appropriate consideration of the liquidity and any restrictions on disposition of our investment in the fund. The carrying value of the time deposits approximated fair value as of September 30, 2015 and December 31, 2014.
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
During the nine months ended September 30, 2015 and the year ended December 31, 2014, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 7 — Derivative Financial Instruments
In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. Derivatives may give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by entering into derivative transactions only with highly-rated financial institutions, limiting the amount of credit exposure with any one financial institution and conducting an ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to our foreign exchange forward contracts set forth in the below table are subject to International Swaps and Derivatives Association, or ISDA, master netting arrangements or other similar agreements with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to our foreign exchange forward contracts on a gross basis, with no offsets, in our accompanying unaudited condensed consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to our foreign exchange forward contracts.
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statement of financial position as of:

		September 30, 2015		December 31, 2014
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$4.9	$—	$0.7	$—
	Other noncurrent assets	0.4	—	3.9	—
	Accrued expenses and other current liabilities	—	30.5	—	97.2
	Other noncurrent liabilities	—	29.0	—	10.0
	Total	5.3	59.5	4.6	107.2
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	1.1	—	2.0	—
	Accrued expenses and other current liabilities	—	0.2	—	0.1
	Total	1.1	0.2	2.0	0.1
Total		$6.4	$59.7	$6.6	$107.3

Cash Flow Hedges
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2015, 2016, 2017, and 2018. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of September 30, 2015, we estimate that $21.0 million, net of tax, of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	September 30, 2015	December 31, 2014
	(in millions)
2015	$330.0	$1,320.0
2016	1,110.0	720.0
2017	840.0	420.0
2018	330.0	—
Total notional value of contracts outstanding	$2,610.0	$2,460.0
Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(44.4)	$(86.7)
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
The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the three months ended September 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2015	2014		2015	2014
	(in millions)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(29.1)	$(5.4)	Cost of revenues	$(17.5)	$(25.6)
			Selling, general and administrative expenses	(3.4)	(5.3)
			Total	$(20.9)	$(30.9)

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the nine months ended September 30:

	(Increase) Decrease in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2015	2014		2015	2014
	(in millions)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$(3.4)	$115.6	Cost of revenues	$(42.8)	$(84.7)
			Selling, general and administrative expenses	(9.0)	(17.5)
			Total	$(51.8)	$(102.2)
The activity related to the change in net unrealized (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 9.
Other Derivatives
We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. Contracts outstanding as of September 30, 2015 are scheduled to mature in 2015 and 2016. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
Additional information related to our outstanding contracts is as follows:

	September 30, 2015		December 31, 2014
	Notional	Market Value	Notional	Market Value
	(in millions)
Contracts to purchase U.S. dollars and sell:
Indian rupees	$150.7	$0.6	$160.0	$1.8
Euros	8.1	0.1	24.4	0.2
British pounds	—	—	17.9	—
Australian dollars	9.1	$0.2	9.6	(0.1)
Canadian dollars	3.3	—	3.7	—
Total	$171.2	$0.9	$215.6	$1.9
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and nine months ended September 30, 2015 and 2014:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in millions)
Other Derivatives – Not designated as hedging instruments	Foreign currency exchange gains (losses), net
Foreign exchange forward contracts		$3.2	$5.8	$1.5	$(6.8)
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

Note 9 — Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2015:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(52.4)	$—	$(52.4)	$(34.8)	$—	$(34.8)
Change in foreign currency translation adjustments	(16.8)	—	(16.8)	(34.4)	—	(34.4)
Ending balance	$(69.2)	$—	$(69.2)	$(69.2)	$—	$(69.2)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(0.5)	$—	$(0.5)	$(2.4)	$0.8	$(1.6)
Net unrealized gains arising during the period	1.4	(0.6)	0.8	4.0	(1.8)	2.2
Reclassification of net (gains) to Other, net	(0.2)	0.2	—	(0.9)	0.6	(0.3)
Net change	1.2	(0.4)	0.8	3.1	(1.2)	1.9
Ending balance	$0.7	$(0.4)	$0.3	$0.7	$(0.4)	$0.3

Unrealized (losses) on cash flow hedges:
Beginning balance	$(46.0)	$8.4	$(37.6)	$(102.6)	$15.9	$(86.7)
Unrealized (losses) arising during the period	(29.1)	5.2	(23.9)	(3.4)	3.2	(0.2)
Reclassifications of losses to:
Cost of revenues	17.5	(3.2)	14.3	42.8	(7.7)	35.1
Selling, general and administrative expenses	3.4	(0.6)	2.8	9.0	(1.6)	7.4
Net change	(8.2)	1.4	(6.8)	48.4	(6.1)	42.3
Ending balance	$(54.2)	$9.8	$(44.4)	$(54.2)	$9.8	$(44.4)

Accumulated other comprehensive income (loss):
Beginning balance	$(98.9)	$8.4	$(90.5)	$(139.8)	$16.7	$(123.1)
Other comprehensive income (loss)	(23.8)	1.0	(22.8)	17.1	(7.3)	9.8
Ending balance	$(122.7)	$9.4	$(113.3)	$(122.7)	$9.4	$(113.3)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2014:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$25.2	$—	$25.2	$24.0	$—	$24.0
Change in foreign currency translation adjustments	(32.0)	—	(32.0)	(30.8)	—	(30.8)
Ending balance	$(6.8)	$—	$(6.8)	$(6.8)	$—	$(6.8)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$1.3	$(0.5)	$0.8	$(0.4)	$0.1	$(0.3)
Net unrealized (losses) gains arising during the period	(2.3)	0.9	(1.4)	0.1	—	0.1
Reclassification of net (gains) to Other, net	(0.6)	0.2	(0.4)	(1.3)	0.5	(0.8)
Net change	(2.9)	1.1	(1.8)	(1.2)	0.5	(0.7)
Ending balance	$(1.6)	$0.6	$(1.0)	$(1.6)	$0.6	$(1.0)

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(162.6)	$25.1	$(137.5)	$(354.9)	$54.9	$(300.0)
Unrealized (losses) gains arising during the period	(5.4)	0.9	(4.5)	115.6	(17.9)	97.7
Reclassifications of losses to:
Cost of revenues	25.6	(4.0)	21.6	84.7	(13.1)	71.6
Selling, general and administrative expenses	5.3	(0.8)	4.5	17.5	(2.7)	14.8
Net change	25.5	(3.9)	21.6	217.8	(33.7)	184.1
Ending balance	$(137.1)	$21.2	$(115.9)	$(137.1)	$21.2	$(115.9)

Accumulated other comprehensive income (loss):
Beginning balance	$(136.1)	$24.6	$(111.5)	$(331.3)	$55.0	$(276.3)
Other comprehensive income (loss)	(9.4)	(2.8)	(12.2)	185.8	(33.2)	152.6
Ending balance	$(145.5)	$21.8	$(123.7)	$(145.5)	$21.8	$(123.7)

Note 10 — Segment Information
Our reportable segments are:

•	Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services;

•	Healthcare, which includes healthcare providers and payers as well as life sciences customers, including pharmaceutical, biotech and medical device companies;

•	Manufacturing/Retail/Logistics, which includes consumer goods, manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and

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

Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenue and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the development and delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated costs” and adjusted only against our total income from operations. Due to better than previously expected 2015 results and to enhance employee retention, we increased our 2015 incentive-based compensation accrual rates in the third quarter of 2015. This increase is a significant component of the increase in unallocated costs for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues:
Financial Services	$1,284.0	$1,082.2	$3,695.2	$3,164.5
Healthcare	939.2	655.4	2,715.6	1,916.8
Manufacturing/Retail/Logistics	606.2	533.1	1,733.4	1,559.3
Other	357.6	310.3	1,039.3	879.9
Total revenue	$3,187.0	$2,581.0	$9,183.5	$7,520.5
Segment Operating Profit:
Financial Services	$430.0	$318.0	$1,197.5	$1,019.9
Healthcare	322.8	200.8	885.4	642.4
Manufacturing/Retail/Logistics	215.5	168.7	598.0	527.8
Other	117.3	96.8	332.2	290.5
Total segment operating profit	1,085.6	784.3	3,013.1	2,480.6
Less: unallocated costs	542.8	326.8	1,424.5	1,075.1
Income from operations	$542.8	$457.5	$1,588.6	$1,405.5

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues: (1)
North America(2)	$2,510.6	$1,981.2	$7,226.5	$5,746.0
Europe(3)	509.1	472.1	1,487.3	1,408.5
Rest of World (4)	167.3	127.7	469.7	366.0
Total	$3,187.0	$2,581.0	$9,183.5	$7,520.5

	As of
	September 30, 2015	December 31, 2014
	(in millions)
Long-lived Assets: (5)
North America(2)	$231.0	$188.3
Europe	32.3	29.8
Rest of World (4)(6)	1,015.6	1,029.1
Total	$1,278.9	$1,247.2
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)
Includes revenue from operations in the United Kingdom of $299.9 million and $277.0 million for the three months ended September 30, 2015 and 2014, respectively, and $882.6 million and $820.5 million for the nine months ended September 30, 2015 and 2014, respectively.

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
For the three and nine months ended September 30, 2015, our revenue increased to $3,187.0 million and $9,183.5 million compared to $2,581.0 million and $7,520.5 million for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2015, net income increased to $397.2 million and $1,200.2 million or $0.65 and $1.96 per diluted share, respectively, compared to net income of $355.6 million and $1,076.4 million or $0.58 and $1.76 per diluted share during the three and nine months ended September 30, 2014, respectively. On a non-GAAP basis during the three and nine months ended September 30, 2015, our diluted earnings per share increased to $0.761 and $2.271, respectively, compared to $0.661 and $1.941 for the three and nine months ended September 30, 2014, respectively.
The key drivers of our revenue growth during the three months ended September 30, 2015 were as follows:

•
Our November 2014 acquisition of TZ US Parent, Inc., or TriZetto, which contributed revenue of approximately $190.9 million and was one of the drivers of the 43.3% revenue growth in our Healthcare business segment;

•
Solid performance across all of our business segments with revenue growth of 18.6% for Financial Services, 43.3% for Healthcare (inclusive of TriZetto revenue), 13.7% for Manufacturing/Retail/Logisitics, and 15.2% for Other;

•	Sustained strength in the North American market where revenues grew 26.7%, inclusive of TriZetto revenue, as compared to the quarter ended September 30, 2014;

•
Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets. Revenue from our customers outside the United States was negatively affected by the recent strength of the U.S. dollar against the British pound, the Euro and other currencies. In Europe, we experienced revenue growth of 7.8%, after a negative currency impact of 10.4%, as compared to the quarter ended September 30, 2014. Revenue from our Rest of World customers increased 31.0%, after a negative currency impact of 12.5%, as compared to the quarter ended September 30, 2014;

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
We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, enterprise information management, application testing, application maintenance, infrastructure services, and business process services. In addition, we are seeing an increased customer interest in our digital solutions, including social, mobile, analytics and cloud-based services and increased demand for mobility data and security services. We are also seeing an increase in demand for larger, more complex projects that are transformational for our customers. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater variability in our period to period operating results. We increased the number of strategic clients by 7 during the quarter, bringing the total number of our strategic clients to 292. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.

___________

1
Non-GAAP diluted earnings per share is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Our operating margin decreased to 17.0% for the quarter ended September 30, 2015 compared to 17.7% for the quarter ended September 30, 2014. The decrease in our operating margin was due to increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation accrual rates) and increases in depreciation and amortization due to recent acquisitions, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar, lower realized losses on our cash flow hedges and decreases in certain operating expenses, including travel and professional services in 2015 as compared to the 2014 period.
Our non-GAAP operating margin for the quarter ended September 30, 2015 decreased to 19.4%2 compared to 19.5%2 for the quarter ended September 30, 2014. The decrease in our non-GAAP operating margin was due to increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation accrual rates), partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar, lower realized losses on our cash flow hedges and decreases in certain operating expenses, including travel and professional services in 2015 as compared to the 2014 period. Historically, we have invested our profits above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics and digital technology capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery, as well as recognizing and rewarding employee performance by means of enhanced incentive-based compensation. Due to better than expected 2015 operating results, we increased our 2015 incentive-based compensation accrual rates in the third quarter of 2015. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.
We finished the third quarter of 2015 with approximately 219,300 employees, which is an increase of approximately 19,600 as compared to September 30, 2014. The increase in the number of our service delivery staff and the related infrastructure costs to meet the demand for our services are the primary drivers of the increase in our operating expenses in 2015. Annualized turnover, including both voluntary and involuntary, was approximately 20.1% for the three months ended September 30, 2015. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.
At September 30, 2015, we had cash, cash equivalents and short-term investments of $4,050.7 million, working capital of $5,109.5 million and debt outstanding of $950.0 million. We believe our cash from operations and capital resources on hand provide sufficient liquidity to continue to make investments to expand and grow our business, and meet our debt repayment obligations.
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
We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended September 30, 2015 and 2014. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase (Decrease)
	2015	Revenues	2014	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$3,187.0	100.0	$2,581.0	100.0	$606.0	23.5
Cost of revenues(1)	1,934.6	60.7	1,569.8	60.8	364.8	23.2
Selling, general and administrative expenses(1)	627.1	19.7	506.0	19.6	121.1	23.9
Depreciation and amortization expense	82.5	2.6	47.7	1.8	34.8	73.0
Income from operations	542.8	17.0	457.5	17.7	85.3	18.6
Other income (expense), net	0.2		6.2		(6.0)	(96.8)
Income before provision for income taxes	543.0	17.0	463.7	18.0	79.3	17.1
Provision for income taxes	145.8		108.1		37.7	34.9
Net income	$397.2	12.5	$355.6	13.8	$41.6	11.7
Diluted earnings per share	$0.65		$0.58		$0.07
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$617.8	19.4	$503.7	19.5	$114.1	22.7
Non-GAAP diluted earnings per share	$0.76		$0.66		$0.10
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 23.5%, or $606.0 million, to $3,187.0 million during the three months ended September 30, 2015 from $2,581.0 million during the three months ended September 30, 2014. Revenue growth during the third quarter of 2015 included approximately $190.9 million from TriZetto, which we acquired in the fourth quarter of 2014, representing 31.5% of the period over period revenue growth. The remaining increase in revenue was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from customers added since September 30, 2014, including new TriZetto customers, was approximately $210.0 million and represented 34.7% of the period over period revenue growth. The recent strength of the U.S. dollar negatively impacted our revenue by $72.4 million in the third quarter 2015 as compared to the third quarter of 2014.
Our consulting and technology services revenues for the three months ended September 30, 2015 increased by approximately 34.2% compared to the three months ended September 30, 2014 and represented approximately 58.2% of total revenues for the three months ended September 30, 2015. Our outsourcing services revenue for the three months ended September 30, 2015 increased by approximately 11.1% and constituted approximately 41.8% of total revenues for the three months ended September 30, 2015.
Revenues from our top five customers as a percentage of total revenues were 10.9% and 11.9% for the quarters ended September 30, 2015 and 2014, respectively. Revenues from our top ten customers as a percentage of total revenues were 18.4% and 21.0% for the quarters ended September 30, 2015 and 2014, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the three months ended September 30:

	2015	2014	Increase
			$	%
	(Dollars in millions)
Financial Services	$1,284.0	$1,082.2	$201.8	18.6
Healthcare	939.2	655.4	283.8	43.3
Manufacturing/Retail/Logistics	606.2	533.1	73.1	13.7
Other	357.6	310.3	47.3	15.2
Total revenue	$3,187.0	$2,581.0	$606.0	23.5

Revenue from our Financial Services segment grew 18.6% or $201.8 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Our banking and insurance customers contributed $128.0 million and $73.8 million, respectively, to the period over period revenue increase. In this segment, revenue from customers added since September 30, 2014 was $33.3 million and represented 16.5% of the period over period revenue increase in this segment. Key areas of focus for our Financial Services customers included cost optimization, regulatory compliance driven initiatives, cyber security, vendor consolidation, and the adoption and integration of digital technologies to align with shifts in consumer preferences.
Revenue from our Healthcare segment grew 43.3% or $283.8 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Our healthcare customers contributed $236.5 million to the period over period revenue growth, including approximately $190.9 million of revenue from TriZetto. Revenue from our life sciences customers increased by $47.3 million. Revenue from customers added since September 30, 2014, including new TriZetto customers, was $139.7 million and represented 49.2% of the period over period revenue increase in this segment. The demand among our healthcare payer customers was partially driven by cost optimization initiatives. We believe that in the long term the healthcare industry continues to present a growth opportunity due to factors which are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare. The demand for our services may also be affected by the recent trend towards consolidation within the healthcare industry.
Revenue from our Manufacturing/Retail/Logistics segment grew 13.7% or $73.1 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Our manufacturing and logistics customers and retail and hospitality customers contributed $39.8 million and $33.3 million, respectively, to the period over period revenue increase. Revenue from customers added since September 30, 2014 was $24.2 million and represented 33.1% of the period over period revenue increase in this segment. Demand within this segment continues to be driven by omni-channel commerce implementation and integration efforts, analytics, supply chain consulting and implementation initiatives, product transformation and increased adoption of digital technologies to align with shifts in consumer preferences.
Revenue from our Other segment grew 15.2% or $47.3 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. In the third quarter of 2015, growth within Other was due primarily to an increase in discretionary spending and was strong among our technology customers, where revenue increased by $29.9 million, and our information, media and entertainment customers, where revenue increased by $15.2 million. Revenue from customers added since September 30, 2014 was $12.8 million and represented 27.1% of the period over period revenue increase in this segment.

Revenue - Geographic Markets. Revenues by geographic market were as follows for the three months ended September 30:

	2015	2014	Increase
			$	%
	(Dollars in millions)
North America	$2,510.6	$1,981.2	$529.4	26.7
United Kingdom	299.9	277.0	22.9	8.3
Rest of Europe	209.2	195.1	14.1	7.2
Europe - Total	509.1	472.1	37.0	7.8
Rest of World	167.3	127.7	39.6	31.0
Total Revenue	$3,187.0	$2,581.0	$606.0	23.5

North America continues to be our largest market, representing 78.8% of total revenue for the third quarter of 2015, and accounting for $529.4 million of the $606.0 million total revenue increase from the third quarter of 2014. Revenue growth among our North America customers includes approximately $190.9 million from TriZetto.
The revenue growth in Europe and Rest of World markets was driven by the increasing acceptance of our global delivery model, partially offset by the recent strength of the U.S. dollar against the British pound, the Euro and other currencies. For the remainder of 2015, we expect that the strength of the U.S. dollar may continue to negatively impact our revenue from countries outside the United States. In the third quarter of 2015, revenue from our customers in Europe grew 7.8%, after a negative currency impact of 10.4%, compared to the same period in 2014. Revenue grew 31.0% from our Rest of World customers in the third quarter of 2015, after a negative currency impact of 12.5%, and was primarily driven by the India, Singapore and Australia markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long-term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 23.2% or $364.8 million during the third quarter of 2015 as compared to the third quarter of 2014. The increase was due primarily to an increase in compensation and benefits costs (inclusive of the impact of higher incentive-based compensation accrual rates), partially offset by the depreciation of the Indian rupee against the U.S. dollar, and lower realized losses on our cash flow hedges in 2015 as compared to the 2014 period. For the three months ended September 30, 2015, compensation and benefit costs increased by $334.4 million, primarily as a result of the increase in the number of our service delivery personnel, including new TriZetto employees, and higher incentive-based compensation costs in 2015 as compared to 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 28.2% or $155.9 million during the third quarter of 2015 as compared to the third quarter of 2014. Selling, general and administrative expenses, including depreciation and amortization, increased as a percentage of revenue to 22.3% in the third quarter of 2015 as compared to 21.5% in the third quarter of 2014. The increase as percentage of revenue was due primarily to increases in depreciation and amortization due to recent acquisitions and an increase in compensation and benefits costs (inclusive of the impact of higher incentive-based compensation accrual rates), partially offset by the depreciation of the Indian rupee against the U.S. dollar, lower realized losses on our cash flow hedges and decreases in certain operating expenses, including travel and professional expenses in 2015 as compared to the 2014 period.
Income from Operations and Operating Margin - Overall. Income from operations increased 18.6% or $85.3 million in the third quarter of 2015 as compared to the third quarter of 2014. Our operating margin decreased to 17.0% during the third quarter of 2015 from 17.7% in the third quarter of 2014, due to increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation accrual rates) and increases in depreciation and amortization due to recent acquisitions, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar, lower realized losses on our cash flow hedges and decreases in certain operating expenses, including travel and professional services in 2015 as compared to the 2014 period. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 147 basis points or 1.47 percentage points in the three months ended September 30, 2015. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 20 basis points or 0.20 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended September 30, 2015 and 2014, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 66 basis points or 0.66 percentage points and 120 basis points or 1.20 percentage points, respectively.
For the three months ended September 30, 2015 and 2014, our non-GAAP operating margins were 19.4%3 and 19.5%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.
Segment Operating Profit. Segment operating profits were as follows for the three months ended September 30:

			Increase
	2015	2014	$	%
	(Dollars in millions)
Financial Services	$430.0	$318.0	$112.0	35.2
Healthcare	322.8	200.8	122.0	60.8
Manufacturing/Retail/Logistics	215.5	168.7	46.8	27.7
Other	117.3	96.8	20.5	21.2
Total segment operating profit	1,085.6	784.3	301.3	38.4
Less: unallocated costs	542.8	326.8	216.0	66.1
Income from operations	$542.8	$457.5	$85.3	18.6
Segment operating profit across all segments increased as a percentage of revenues due to revenue growth outpacing headcount growth, decreases in certain discretionary expenses, including travel and professional services in 2015 as compared to the 2014 period, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. The increase in unallocated costs is attributable to continued investments to grow our business, higher incentive-based compensation accrual rates in 2015 compared to the 2014 period and increases in depreciation and amortization due to recent acquisitions.

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

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended September 30:

	2015	2014	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses)	$(19.0)	$(17.0)	$(2.0)
Gains on foreign exchange forward contracts not designated as hedging instruments	3.2	5.8	(2.6)
Net foreign currency exchange (losses)	(15.8)	(11.2)	(4.6)
Interest income	20.7	17.2	3.5
Interest expense	(4.3)	(0.3)	(4.0)
Other, net	(0.4)	0.5	(0.9)
Total other income (expense), net	$0.2	$6.2	$(6.0)

The foreign currency exchange losses of $19.0 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency. The $3.2 million of gains on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of September 30, 2015, the notional value of our undesignated hedges was $171.2 million. The increase in interest income of $3.5 million was primarily attributable to an increase in average invested balances in India in 2015. The 2015 interest expense is primarily attributable to the debt originated in the fourth quarter of 2014.
Provision for Income Taxes. The provision for income taxes increased to $145.8 million during the three months ended September 30, 2015 from $108.1 million during the three months ended September 30, 2014. The effective income tax rate increased to 26.9% for the three months ended September 30, 2015 from 23.3% for the three months ended September 30, 2014. The increase in our effective income tax rate was primarily due to changes in the geographic mix of our estimated current year taxable income, partially offset by discrete tax benefits recorded in 2015.
Net Income. Net income increased to $397.2 million for the three months ended September 30, 2015 from $355.6 million for the three months ended September 30, 2014, representing 12.5% and 13.8% of revenues, respectively. The decrease in net income as a percentage of revenues is primarily attributed to the decrease in operating margin and a higher effective income tax rate.
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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

	2015	% of Revenues	2014	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$542.8	17.0	$457.5	17.7
Add: Stock-based compensation expense	46.4	1.5	31.3	1.2
Add: Acquisition-related charges (1)	28.6	0.9	14.9	0.6
Non-GAAP income from operations and non-GAAP operating margin	$617.8	19.4	$503.7	19.5

GAAP diluted earnings per share	$0.65		$0.58
Effect of above operating adjustments, net of tax	0.09		0.06
Effect on non-operating foreign currency exchange losses, net of tax (2)	0.02		0.02
Non-GAAP diluted earnings per share	$0.76		$0.66
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

(2)	Non-operating foreign currency exchange gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase (Decrease)
	2015	Revenues	2014	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$9,183.5	100.0	$7,520.5	100.0	$1,663.0	22.1
Cost of revenues(1)	5,506.6	60.0	4,501.7	59.9	1,004.9	22.3
Selling, general and administrative expenses(1)	1,849.9	20.1	1,474.4	19.6	375.5	25.5
Depreciation and amortization expense	238.4	2.6	138.9	1.8	99.5	71.6
Income from operations	1,588.6	17.3	1,405.5	18.7	183.1	13.0
Other income (expense), net	13.8		33.3		(19.5)	(58.6)
Income before provision for income taxes	1,602.4	17.4	1,438.8	19.1	163.6	11.4
Provision for income taxes	402.2		362.4		39.8	11.0
Net income	$1,200.2	13.1	$1,076.4	14.3	$123.8	11.5
Diluted earnings per share	$1.96		$1.76		$0.20
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$1,817.5	19.8	$1,536.5	20.4	$281.0	18.3
Non-GAAP diluted earnings per share	$2.27		$1.94		$0.33
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 22.1%, or $1,663.0 million, to $9,183.5 million during the nine months ended September 30, 2015 from $7,520.5 million during the nine months ended September 30, 2014. Revenue growth during the nine months ended September 30, 2015 included approximately $531.0 million from TriZetto, which we acquired in the fourth quarter of 2014, representing 31.9% of the period over period revenue growth. The remaining increase in revenue was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from customers added since September 30, 2014, including new TriZetto customers, was $508.0 million and represented 30.5% of the period over period revenue growth. The recent strength of the U.S. dollar negatively impacted our revenue by $139.1 million in 2015 compared to the same period in 2014.
Our consulting and technology services revenues increased by approximately 33.7% compared to the nine months ended September 30, 2014 and represented approximately 57.3% of total revenues for the nine months ended September 30, 2015, while our outsourcing services revenue increased by approximately 9.4% and constituted approximately 42.7% of total revenues for the nine months ended September 30, 2015.
Revenues from our top five customers as a percentage of total revenues were 11.0% and 12.6% for the nine months ended September 30, 2015 and 2014, respectively. Revenues from our top ten customers as a percentage of total revenues were 18.6%, and 21.7% for the nine months ended September 30, 2015 and 2014, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the nine months ended September 30:

	2015	2014	Increase
			$	%
	(Dollars in millions)
Financial Services	$3,695.2	$3,164.5	$530.7	16.8
Healthcare	2,715.6	1,916.8	798.8	41.7
Manufacturing/Retail/Logistics	1,733.4	1,559.3	174.1	11.2
Other	1,039.3	879.9	159.4	18.1
Total revenue	$9,183.5	$7,520.5	$1,663.0	22.1

Revenue from our Financial Services segment grew 16.8% or $530.7 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Our banking and insurance customers contributed $300.8 million and $229.9 million, respectively, to the period-over-period revenue increase. In this segment, revenue from customers added since September 30, 2014 was $66.8 million and represented 12.6% of the period over period revenue increase in this segment. Key areas of focus for our Financial Services customers included cost optimization, regulatory compliance driven initiatives, cyber security, vendor consolidation, and the adoption and integration of digital technologies to align with shifts in consumer preferences.
Revenue from our Healthcare segment grew 41.7% or $798.8 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Our healthcare customers contributed $677.8 million to the period over period revenue growth, including approximately $531.0 million of revenue from TriZetto. Revenue from our life sciences customers increased by $121.0 million. Revenue from customers added since September 30, 2014, including new TriZetto customers, was $375.6 million and represented 47.0% of the period over period revenue increase in this segment. The demand among our healthcare payer customers was partially driven by cost optimization initiatives. Longer term, we believe that the healthcare industry continues to present a growth opportunity due to factors which are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare. The demand for our services may also be affected by the recent trend towards consolidation within the healthcare industry.
Revenue from our Manufacturing/Retail/Logistics segment grew 11.2% or $174.1 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Our retail and hospitality customers and manufacturing and logistics customers contributed $89.9 million and $84.2 million, respectively, to the period over period revenue increase. Revenue from customers added since September 30, 2014 was $42.6 million and represented 24.5% of the period over period revenue increase in this segment. Demand within this segment continues to be driven by omni-channel commerce implementation and integration efforts, analytics, supply chain consulting and implementation initiatives, product transformation and increased adoption of digital technologies to align with shifts in consumer preferences.
Revenue from our Other segment grew 18.1% or $159.4 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. In the nine months ended September 30, 2015, growth within Other was due primarily to an increase in discretionary spending and was strong among our information, media and entertainment customers, where revenue increased by $71.7 million, and our technology customers, where revenue increased by $59.9 million. Revenue from customers added since September 30, 2014 was $23.0 million and represented 14.4% of the period over period revenue increase in this segment.

Revenue - Geographic Markets. Revenues by geographic market were as follows for the nine months ended September 30:

	2015	2014	Increase
			$	%
	(Dollars in millions)
North America	$7,226.5	$5,746.0	$1,480.5	25.8
United Kingdom	882.6	820.5	62.1	7.6
Rest of Europe	604.7	588.0	16.7	2.8
Europe - Total	1,487.3	1,408.5	78.8	5.6
Rest of World	469.7	366.0	103.7	28.3
Total Revenue	$9,183.5	$7,520.5	$1,663.0	22.1

North America continues to be our largest market representing 78.7% of total revenue for the nine months ended September 30, 2015 and accounted for $1,480.5 million of the $1,663.0 million total revenue increase over the nine months ended September 30, 2014. Revenue growth among our North America customers includes approximately $531.0 million from TriZetto.

The revenue growth in Europe and Rest of World markets was driven by the increasing acceptance of our global delivery model, partially offset by the recent strength of the U.S. dollar against the British pound, the Euro and other currencies. For the remainder of 2015, we expect that the strength of the U.S. dollar may continue to negatively impact our revenue from countries outside the United States. In the nine months ended September 30, 2015, revenue from our customers in Europe grew 5.6%, after a negative currency impact of 11.1%, compared to the same period in 2014. The revenue growth from our Rest of World customers in the first nine months of 2015 grew 28.3%, after a negative currency impact of 9.2%, and was primarily driven by the India, Singapore, Australia and Japan markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long-term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 22.3% or $1,004.9 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was due primarily to an increase in compensation and benefits costs (inclusive of the impact of higher incentive-based compensation accrual rates), partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar and lower realized losses on our cash flow hedges in the first nine months of 2015 compared to the 2014 period. For the nine months ended September 30, 2015, compensation and benefit costs increased by $817.2 million, primarily as a result of the increase in the number of our service delivery personnel, including new TriZetto employees, and higher incentive-based compensation costs in 2015 as compared to 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 29.4%, or $475.0 million during the nine months ended September 30, 2015 as compared to the same period in 2014. Selling, general and administrative expenses, including depreciation and amortization, increased as a percentage of revenue to 22.7% for the nine months ended September 30, 2015 as compared to 21.5% in the 2014 period. The increase as a percentage of revenue was due primarily to increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation accrual rates) and increases in depreciation and amortization due to recent acquisitions, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar and lower realized losses on our cash flow hedges in 2015 compared to the 2014 period.
Income from Operations and Operating Margin - Overall. Income from operations increased 13.0% or $183.1 million for the nine months ended September 30, 2015 as compared to the same period in 2014. Our operating margin decreased to 17.3% for the nine months ended September 30, 2015 from 18.7% in the same period in 2014, due to increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation accrual rates) and increases in depreciation and amortization due to recent acquisitions, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar and lower realized losses on our cash flow hedges in the first nine months of 2015 compared to the 2014 period. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 89 basis points or 0.89 percentage points during the nine months ended September 30, 2015. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2015 and 2014, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 56 basis points or 0.56 percentage points and 136 basis points or 1.36 percentage points, respectively.
For the nine months ended September 30, 2015 and 2014, our non-GAAP operating margins were 19.8%4, and 20.4%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.
Segment Operating Profit. Segment operating profits were as follows for the nine months ended September 30:

			Increase
	2015	2014	$	%
	(Dollars in millions)
Financial Services	$1,197.5	$1,019.9	$177.6	17.4
Healthcare	885.4	642.4	243.0	37.8
Manufacturing/Retail/Logistics	598.0	527.8	70.2	13.3
Other	332.2	290.5	41.7	14.4
Total segment operating profit	3,013.1	2,480.6	532.5	21.5
Less: unallocated costs	1,424.5	1,075.1	349.4	32.5
Income from operations	$1,588.6	$1,405.5	$183.1	13.0
In our Financial Services and Manufacturing/Retail/Logistics segments, segment operating profit increased as a percentage of revenues primarily due to the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs and continued investments to grow our business. In our Healthcare and Other segments, segment operating profit decreased as a percentage of revenues due to headcount growth outpacing revenue growth and continued investments to grow our business, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. The increase in unallocated costs is attributable to continued investments to grow our business, higher incentive-based compensation accrual rates in 2015 compared to the 2014 period and increases in selling, general and administrative expenses (including depreciation and amortization) due to recent acquisitions.

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

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the nine months ended September 30:

	2015	2014	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses)	$(29.9)	$(6.4)	$(23.5)
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	1.5	(6.8)	8.3
Net foreign currency exchange (losses)	(28.4)	(13.2)	(15.2)
Interest income	56.3	44.8	11.5
Interest expense	(13.4)	(0.3)	(13.1)
Other, net	(0.7)	2.0	(2.7)
Total other income (expense), net	$13.8	$33.3	$(19.5)

The foreign currency exchange losses of $29.9 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currency of the subsidiary. The $1.5 million of gains on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of September 30, 2015, the notional value of our undesignated hedges was $171.2 million. The increase in interest income of $11.5 million was primarily attributable to an increase in average invested balances in India in 2015. The 2015 interest expense is primarily attributable to the debt originated in the fourth quarter of 2014.
Provision for Income Taxes. The provision for income taxes increased to $402.2 million during the nine months ended September 30, 2015 from $362.4 million during the nine months ended September 30, 2014. The effective income tax rate was 25.1% for the nine months ended September 30, 2015 and 25.2% for the nine months ended September 30, 2014.
Net Income. Net income increased to $1,200.2 million for the nine months ended September 30, 2015 from $1,076.4 million for the nine months ended September 30, 2014, representing 13.1% and 14.3% of revenues, respectively. The decrease in net income as a percentage of revenues is primarily attributed to the decrease in operating margin.
Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

	2015	% of Revenues	2014	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$1,588.6	17.3	$1,405.5	18.7
Add: Stock-based compensation expense	141.6	1.5	100.6	1.3
Add: Acquisition-related charges (1)	87.3	1.0	30.4	0.4
Non-GAAP income from operations and non-GAAP operating margin	$1,817.5	19.8	$1,536.5	20.4

GAAP diluted earnings per share	$1.96		$1.76
Effect of above operating adjustments, net of tax	0.26		0.17
Effect on non-operating foreign currency exchange gains and losses, net of tax (2)	0.05		0.01
Non-GAAP diluted earnings per share	$2.27		$1.94
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

Liquidity and Capital Resources
Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of September 30, 2015, we had cash, cash equivalents and short-term investments of $4,050.7 million and additional available capacity under our revolving credit facility of approximately $750.0 million. We have used and plan to continue to use a combination of our cash flow from operations, cash on hand and capacity available under our revolving credit facility for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including funding working capital requirements.
The following table provides a summary of our cash flows for the nine months ended September 30:

	2015	2014	Increase / Decrease
	(in millions)
Net cash from operating activities	$1,463.3	$1,148.8	$314.5
Net cash (used in) investing activities	(1,030.4)	(626.6)	(403.8)
Net cash (used in) financing activities	(954.9)	(108.4)	(846.5)
Operating activities. The increase in cash generated from operating activities was primarily attributable to the increase in our net income and higher non-cash expenses during the 2015 period as compared to the 2014 period. Trade accounts receivable increased to $2,135.7 million at September 30, 2015 from $1,968.7 million at December 31, 2014. Unbilled accounts receivable increased to $420.9 million at September 30, 2015 from $324.6 million at December 31, 2014. The increase in trade accounts receivable and unbilled receivables as of September 30, 2015 as compared to December 31, 2014 was primarily due to increased revenues. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff.
In the fourth quarter of 2014, we modified our days sales outstanding calculation to net the uncollected portion of deferred revenue from our total accounts receivable balance. Our reported days sales outstanding have historically included trade accounts receivable, net of allowance for doubtful accounts, and unbilled accounts receivable. Our new methodology reduces these balances by the uncollected portion of deferred revenue for the purpose of calculating our days sales outstanding. Under this modified method, our days sales outstanding as of September 30, 2015 was 71 days as compared to 70 days as of December 31, 2014 and 74 days as of September 30, 2014. Under our historical method, our days sales outstanding as of September 30, 2015 was 74 days as compared to 77 days as of December 31, 2014 and 77 days as of September 30, 2014.
Investing activities. The increase in net cash used in investing activities is primarily related to higher net investment purchases of available-for-sale investment securities and an increase in capital expenditures in the 2015 period.
Financing activities. The increase in cash used in financing activities in the 2015 period is primarily attributable to repayments of notes under our revolving credit facility and an increase in stock repurchases in 2015.
On November 20, 2014, we entered into a credit agreement with a commercial bank syndicate providing for a $1,000.0 million unsecured term loan and a $750.0 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature on November 20, 2019. As of September 30, 2015, we had $950.0 million outstanding under the term loan and no balances outstanding under the revolving credit facility.

The credit agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the credit agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of September 30, 2015, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of September 30, 2015 and through the date of this filing.
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
We believe our U.S. cash flows continue to be sufficient to fund our current domestic operations and obligations, including debt service. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including debt repayments, and due to other reasons, such as acquisition-related activities. The Company’s U.S. operations historically have generated and are expected to continue to generate substantial cash flows. In circumstances where the Company has additional cash requirements in the United States, we have several additional liquidity options available to meet those requirements. These options may include borrowing additional funds, including borrowings under our committed revolving credit facility, temporarily utilizing intercompany loans with certain foreign subsidiaries on a limited basis, and, while we currently do not have plans to do so, repatriating certain of our foreign earnings. We also believe we have access to the credit and equity markets and could borrow additional funds under acceptable terms and conditions or raise additional capital through an equity transaction.
Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of September 30, 2015, $3,627.7 million of our cash, cash equivalents and short-term investments were held outside the United States. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate these amounts to fund our liquidity needs in the United States. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.
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

Foreign Currency Risk
Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as 78.7% of our revenues for the nine months ended September 30, 2015 were generated from customers located in North America. Revenue from our customers in the United Kingdom, Europe and Rest of World represented 9.6%, 6.6% and 5.1%, respectively, of our 2015 revenues. Accordingly, our operating results outside the United States may be affected by fluctuations in the exchange rate of the British pound, Euro, and other currencies to the U.S. dollar.
A portion of our costs in India, representing approximately 23.5% of our global operating costs for the nine months ended September 30, 2015, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the nine months ended September 30, 2015, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of $29.9 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets on the books of our Indian subsidiaries to the U.S. dollar functional currency as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currency of the subsidiary. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee, in our foreign subsidiaries.
We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Our Indian subsidiaries, collectively referred to as Cognizant India, convert U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the nine months ended September 30, 2015, we reported losses of $51.8 million on contracts that settled during this period. As of September 30, 2015, we have outstanding contracts with a notional value of $2,610.0 million and weighted average forward rate of 69.1 rupees to the U.S. dollar. These contracts are scheduled to mature as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2015	$330.0	62.1
2016	1,110.0	68.1
2017	840.0	71.2
2018	330.0	74.1
Total	$2,610.0	69.1
Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2015 and 2016 which are used to hedge our foreign currency denominated net monetary assets. At September 30, 2015, the notional value of the outstanding contracts was $171.2 million and the related fair value was an asset of $0.9 million. During the three and nine months ended September 30, 2015, inclusive of gains of $3.2 and $1.5 million, respectively, on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of $15.8 million and $28.4 million, respectively.

Off-Balance Sheet Arrangements
Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the nine months ended September 30, 2015 that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Effects of Inflation
Our most significant costs are the salaries and related benefits for our programming staff and other professionals. In certain regions, competition for professionals with advanced technical skills necessary to perform our services has caused wages to increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. Historically, we have experienced increases in compensation and benefit costs, including incentive-based compensation, in India. However, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies. There can be no assurance that we will be able to offset such cost increases in the future.

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
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of September 30, 2015, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2015	$330.0	62.1
2016	1,110.0	68.1
2017	840.0	71.2
2018	$330.0	74.1
Total	$2,610.0	69.1

As of September 30, 2015, the net unrealized loss on our outstanding foreign exchange forward contracts was $54.2 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2015, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $237.8 million.
Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2015 and 2016 which are used to hedge our foreign currency denominated net monetary assets. At September 30, 2015, the notional value of the outstanding contracts was $171.2 million and the related fair value was an asset of $0.9 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2015, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $16.6 million.
In the fourth quarter of 2014, we entered into the credit agreement providing for a $1,000.0 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature on November 20, 2019. As of September 30, 2015, we had $950.0 million outstanding under the term loan and no balances outstanding under the revolving credit facility. The credit agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 10% change in interest rates, with all other variables held constant, would have resulted in a 1.5% change to our reported interest expense for the nine months ended September 30, 2015.
In addition, our cash, cash equivalents and short-term investments are subject to market risk from changes in interest rates. As of September 30, 2015, a 10% change in interest rates, with all other variables held constant, would result in a change in the fair market value of our available-for-sale investment securities of approximately $1.8 million.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.
We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of September 30, 2015, our short-term investments totaled $2,574.0 million. Our investment portfolio is primarily comprised of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities include Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2015. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2015, we repurchased $156.0 million of our Class A common stock under our stock repurchase program. These stock repurchases were funded from working capital. As of September 30, 2015, the remaining available balance under the Board authorization was $480.0 million.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2015 - July 31, 2015	—	$—	—	$636.0
August 1, 2015 - August 31, 2015	1,000,000	62.15	1,000,000	573.9
September 1, 2015 - September 30, 2015	1,500,000	62.59	1,500,000	480.0
Total	2,500,000	$62.41	2,500,000

In addition, during the three months ended September 30, 2015, we purchased additional shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended September 30, 2015, we purchased 211,736 shares at an aggregate cost of $13.2 million in connection with employee tax withholding obligations.

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

Cognizant Technology Solutions Corporation

Date:	November 5, 2015	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2015	By:	/s/ Karen McLoughlin
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