Form 10-K
period 2015-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2016-02-25
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No
The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2015, based on $61.09 per share, the last reported sale price on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC on that date, was $37.0 billion.
The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 19, 2016 was 609,120,446 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business
Overview
We are a leading provider of information technology (IT), consulting and business process services, dedicated to helping the world’s leading companies build stronger businesses. Our clients engage us to help them operate more efficiently, provide solutions for critical business and technology problems, and to help them drive technology-based innovation and growth. Our core competencies include: business, process, operations and IT consulting, application development and systems integration, enterprise information management, application testing, application maintenance, IT infrastructure services, and business process services. We tailor our services to specific industries and utilize an integrated global delivery model. This seamless global sourcing model combines industry-specific expertise, client service teams based on-site at the client locations and delivery teams located at dedicated near-shore and offshore global delivery centers.
Industry Background
In today’s complex business environment, many companies face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in the economy, government regulations, globalization, virtualization and other technological innovations. Companies must also evaluate the effect of emerging digital technologies, including social networks, mobile devices, advanced analytics and cloud computing, on their business operations. These technologies represent a new IT infrastructure that continues to transform the way companies relate to their customers, engage with employees, and bring innovative products and services to market. In response to these challenges, many companies are focused on improving efficiencies and enhancing effectiveness while also driving innovation through technology to favorably impact both the bottom-line and the top-line. Companies increasingly view a global sourcing model as a key to their efforts to operate more cost-effectively and productively. At the same time, companies are confronting secular industry shifts, changing customer requirements and new technologies that require them to innovate by building new and different capabilities with emerging technologies to ensure their businesses stay competitive.
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
Global demand for high quality, cost-effective technology services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of and address the challenges in using a global talent pool. The effective use of personnel from across the globe can offer a variety of benefits, including deep industry expertise, lower costs, faster delivery of new IT solutions and innovations in industry-specific solutions, processes and technologies. Certain countries have large talent pools of highly qualified technical professionals who can provide high quality IT and business process services at a lower cost. India is a leader in IT services and is regarded as having one of the largest and highest quality pools of talent in the world. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing and systems integration, technology and industry-specific consulting and infrastructure management.
The Cognizant Approach
Our approach is built on a global network of delivery centers, deep domain expertise and a robust portfolio of industry-specific services.
Global Delivery Model. Our geographic reach extends across the globe, with more than 100 delivery centers worldwide. We have a four-tiered global architecture for service delivery and operations, consisting of employees co-located at clients’ sites, at local or in-country delivery centers, at regional delivery centers and at global delivery centers. We are continuously expanding global delivery capacity at our centers throughout the world. We use our proprietary Cognizant 2.0 knowledge-sharing and project-management platform to unite all of our operations around the globe, access capabilities across the Company and streamline workflow. Our extensive facilities, technology and communications infrastructure facilitates the seamless integration of our global workforces.

Domain Expertise. Our business is organized and managed primarily around our four industry-oriented business segments:

•	Financial Services;

•	Healthcare;

•	Manufacturing, Retail and Logistics; and

•	Other, which includes Communications, Information, Media and Entertainment, and High Technology.
This industry focus has been central to our revenue growth and high client satisfaction. As the IT services industry continues to mature, clients are looking for service providers with a deep understanding of their businesses, industry initiatives, customers, markets and cultures who can create solutions tailored to meet their customers’ individual business needs. To strengthen our industry practices, we hire professionals with in-depth experience in the industries we serve. We continually invest in industry training for our staff and build out industry-specific services and solutions. This approach is central to our high levels of on-time delivery and client satisfaction, as we understand the full context of our clients’ challenges and have deep experience in addressing them.
Portfolio of Services. We offer a broad range of services designed to help clients address business challenges and enhance their ability to pursue growth opportunities. Our key service areas, consulting and technology services and outsourcing services, are delivered to our clients across our four business segments in a standardized, high-quality manner through our global delivery model. We continually invest in the expansion of our service portfolio to anticipate and meet clients’ evolving needs. Our current service areas include:

•	Consulting and Technology Services

•	Business, process, operations and IT consulting

•	Application development and systems integration

•	Enterprise information management

•	Application testing

•	Digital technologies services

•	Software solutions and related services

•	Outsourcing Services

•	Application maintenance

•	IT infrastructure services

•	Business process services
Business Segments
We are organized around and report the operations of our business according to our four industry-oriented business segments:

Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other
-Banking -Insurance	-Healthcare -Life Sciences	-Manufacturing and Logistics -Retail, Travel and Hospitality -Consumer Goods	-Communications -Information, Media and Entertainment -High Technology
For the year ended December 31, 2015, the distribution of our revenues across our business segments was as follows: 40.3% from Financial Services, 29.5% from Healthcare, 18.9% from Manufacturing/Retail/Logistics and 11.3% from Other. See Note 15 to our consolidated financial statements for additional information related to our business segments, including the disclosure of segment operating profit and financial information by geographic area.
Financial Services
Our Financial Services business segment serves leading financial institutions throughout the world. Our clients include banks, investment firms and insurance companies. This business segment provides services to our customers operating in the following industries:

•
Banking. We serve traditional retail and commercial banks, diversified financial enterprises, broker-dealers, asset management firms, depositories, clearing organizations and exchanges. We assist these clients in such areas as retail banking, wholesale banking, consumer lending, cards and payments, risk management, investment banking and brokerage, asset and wealth management, and securities services. The demand for our services in the banking sector is being driven by several significant changes in the industry. In response to the current global economic environment, central banks and government bodies have adopted policies designed to manage interest rates, raise capital requirements, impose new regulations, and institute risk-mitigation measures, such as restricting proprietary trading. Such actions have the effect of curtailing some revenue sources and increasing compliance costs for most financial institutions. In addition, financial institutions are considering adopting new digital technologies to change the way they interface with customers and employees and manage their operations.

•
Insurance. We serve global property and casualty insurers, life insurers, reinsurance firms and insurance brokers. We focus on such aspects of our clients’ operations as business acquisition, policy administration, claims processing, management reporting, regulatory compliance, and reinsurance. One of the factors driving the need for our services in the insurance industry is a desire to improve the sales and marketing process, both by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents, often through the use of digital technologies. Insurers also seek to enhance their profitability by differentiating their products and services, resulting in a need for specialized underwriting models and systems. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations.

Healthcare
Our Healthcare business segment serves many leading healthcare and life sciences companies. This business segment provides services to our clients operating in the following industries:

•
Healthcare. We serve many leading global healthcare organizations, including healthcare payers, providers and pharmacy benefit managers. The healthcare industry is facing the dual challenge of improving the quality of care while lowering the cost of care. A key factor driving transformation in this industry has been the Affordable Care Act. In 2014, we acquired TZ US Parent, Inc., or TriZetto, to enhance our competitive position in the healthcare sector. TriZetto delivers world-class, healthcare IT solutions that enable healthcare organizations to work more efficiently and collaboratively. Our Healthcare business focuses on providing a broad range of services and solutions that address regulatory requirements and emerging industry trends such as regulatory compliance, integrated health management, enterprise information management, claims investigative services and operational improvement in areas such as claims processing, enrollment, membership and billing. We also help our clients to enable their systems and processes to deal with the retail orientation of health care, such as the support of individual mandates and the adoption of digital solutions to improve access to health information and decision making by end consumers. Through our 2014 acquisition of TriZetto, we develop, license, implement and support proprietary and third-party software products for the healthcare industry.

•
Life Sciences. We serve leading pharmaceutical, biotech, and medical device companies, as well as providers of generic, animal health and consumer health products. Some of the factors driving demand for our services are financial pressures caused by payer and government pricing pressures, patent expiry and competition from generics, the drive to expand into new geographic markets, the need for more targeted or personalized therapies leading to research and development innovation, continued diversification of product portfolios and the related high cost of product development, and a dynamic regulatory environment with greater emphasis on product safety, ethics and compliance, transparency of pricing and promotional activity. Our life sciences solutions help transform many of the business processes in the life sciences value chain (research, clinical development, manufacturing and supply chain, sales and marketing) as well as regulatory and administrative functions and general IT. Life sciences companies around the world have significantly increased their emphasis on digital engagement with all of their stakeholders while increasingly leveraging enterprise-level analytics to drive a customer-centric approach to marketing and sales.

Manufacturing/Retail/Logistics
Our Manufacturing, Retail and Logistics business segment provides services for global leaders in a range of sub-sectors, including industrial, automotive, process logistics, energy and utilities, and retail. This business segment services customers in the following industry groups:

•
Manufacturing and Logistics. Clients in this sector include manufacturers of automotive and industrial products as well as processors of natural resources, chemicals and raw materials. In logistics, our clients include rail, truck, marine and other transportation and distribution companies. We also serve many leading energy utilities, as well as oil and gas producers. Some of our manufacturing and logistics solutions for automotive and industrial clients include warranty management, dealer systems integration, supply chain management, sales and operations planning, and mobility. For transportation and distribution clients, our service areas include warehouse and yard management, transportation asset management, transportation network design, global trade management and analytics. Industry trends that influence the demand for our services in this sector include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. In the power generation sector, industry trends include the continued energy conservation efforts, including “smart meter” installations, the need for better grid reliability and security, regulatory changes and the need to relieve cost pressures through better asset performance and web-based customer care systems. Clients also are optimizing their supply chains to better manage inventory, support growing ecommerce operations and improve customer-supplier collaboration. They are applying intelligent systems to manufacturing and logistics operations, enabling mobile platforms to support field sales and are using data analytics to make better informed decisions.

•
Retail, Travel and Hospitality. We serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters. Current trends affecting demand in the retail industry include a need for greater cost-efficiency to combat the industry’s traditionally narrow profit margins, changes in supply chain management to facilitate direct store delivery, the ability to accommodate multi-channel (in-store and on-line) models, and the impact of digital technologies on customer and employee interaction. We also serve the travel and hospitality industry, including airlines, hotels, restaurants, online and retail travel, global distribution systems and intermediaries and real estate companies.

•
Consumer Goods. We serve many of the world’s premier consumer goods manufacturers, creating innovative solutions and strategies that help them build and sustain strong brands while enhancing their price-competitiveness, category leadership and consumer loyalty. Principal segments served include consumer durables, food and beverage, footwear and apparel, and home and personal care products. Our expertise in these areas includes demand-driven supply chains, revenue-creating trade promotion management systems, analytics systems and mobility solutions that anticipate and serve ever-changing customer needs. The demand for our services in this sector is driven by the need of consumer goods companies to accelerate product innovation to remain competitive and deliver top-line growth, the continuing drive to optimize global sourcing and supply chain management, the impact of digital technologies on consumer interaction, marketing and sales processes, the use of data analytics to increase the effectiveness of product development and marketing, as well as ongoing pressures to curtail IT costs.

Other
The Other business segment includes the Communications, Information, Media and Entertainment, and High Technology operating segments. The Other business segment is an aggregation of operating segments each of which, individually, represents less than 10.0% of consolidated revenues and segment operating profit. Descriptions of the key operating segments included in the Other business segment are as follows:

•
Communications. We serve some of the world’s leading communications (cable, wireless and wireline) service providers, equipment vendors, and software vendors. We help our clients address the important trends in the communications industry, such as transitioning to new network technologies, designing, developing, testing and introducing new products and channels, improving customer service and increasing customer satisfaction, transforming business support systems and operations support systems, transitioning to agile development methodologies and enabling applications for cloud deployment.

•
Information, Media and Entertainment. We serve some of the world’s largest media and entertainment companies, including information service providers, publishers, broadcasters, and movie, music and video game companies. The growth of digital platforms is causing significant change in these industries and we are working with clients to help them meet these challenges and transform their businesses. Additional trends affecting the industry include a decline in traditional print publishing, the need for digital asset management and the increasing role of digital technologies on the consumption of entertainment content. We provide solutions in critical areas such as the digital content supply chain and media asset management. Some of our other services include business solutions, such as advertising management, online media, and e-business, digital distribution, workflow automation, intellectual property management, anti-piracy initiatives and operational systems (advertising sales, studio management, billing and payments, content management and delivery).

•
High Technology. We serve some of the world’s leading independent software vendors, or ISVs, technology equipment manufacturers, and online service providers. We assist the ISVs with their transitions to new business models (such as software-as-a-service, or SaaS, models) and facilitate their license management and sales processes. We help the high-technology manufacturers take on complex, transformational business process and product engineering initiatives. The technology sector is largely driven by product development. This creates demand for analytical, engineering, testing, and content management services and go-to-market strategies.

Across our business segments, we are highly dependent upon our foreign operations. Our development and delivery centers and technical professionals are positioned globally, with the majority located in India. Our operations in India and the rest of the world expose us to various risks, including regulatory, economic and political instability, potentially unfavorable tax, import and export policies, fluctuations in foreign exchange and inflation rates, international and civil hostilities, terrorism, natural disasters and pandemics.
Our Solutions and Services
Across each of our business segments, we provide a broad and expanding range of consulting, information technology and outsourcing services, including:
Consulting and Technology Services

•
Business, Process, Operations and IT Consulting. Our global consulting team, Cognizant Business Consulting, or CBC, helps clients re-imagine and transform their businesses to gain competitive advantage. CBC works with clients to improve business performance and operational productivity in order to exceed business goals. We also provide assistance with strategy consulting, business and operations consulting, IT strategy and change management, and program management consulting.

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

•
Application Development and Systems Integration. We offer a full range of application design, application development and systems integration services, which ensures that customer IT functions operate in the most efficient, responsive and cost-effective manner. We have particular depth of skills in implementing large, complex, business-critical IT development and integration programs. Demand for our application development and systems integration services is being driven by our customers' growing need to access outside capabilities to respond to the impact of changes in markets, regulation, competition and digital technologies on their businesses.

As part of our application development services, we define customer requirements, document specifications and design, develop, test and integrate software across multiple platforms, including Internet technologies. We modify and test applications to enable systems to function in new operating environments. In addition, these services include enterprise resource planning and customer relationship management implementation services. We follow one of two alternative approaches to application development and systems integration:

•	Full life-cycle application development, in which we assume start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

•	Cooperative development, in which our employees work with a customer’s in-house IT personnel to jointly analyze, design, implement, test and integrate new systems.

In both of these approaches, our on-site team members work closely and collaboratively with our clients. Detailed design, implementation and testing are generally performed at dedicated near-shore and offshore development and delivery centers. In addition, we maintain an on-site presence at each customer location in order to address evolving client needs and resulting changes to the project. A key part of our application development and systems integration offering is a suite of services to help organizations build and integrate business applications with the rest of their operations. Using this suite of services we build and deploy robust, scalable and extensible architectures for use in a wide range of industries. We maintain competency centers specializing in various areas such as: Microsoft solutions; IBM, SAP, Oracle and Java applications; and cloud computing and mobile solutions. These competency centers enable us to provide application development and integration services to a broad spectrum of clients. Our re-engineering service offerings automate many of the processes required to implement advanced technology platforms. We believe that this automation substantially reduces the time and cost to perform re-engineering services. These tools also enable us to perform source code analysis and to re-design target databases and convert certain programming languages. Our programmers also help clients re-design and convert user interfaces.

•
Enterprise Information Management. Our enterprise information management practice focuses on helping clients harness the vast amounts of data available on their operations, customers and markets, and convert that data into information and insights that are valuable to their businesses and can be used to drive management decisions. We help clients identify the types of data available both within their organizations and from outside sources, including social media, and work to bring that data together in a meaningful “data to foresight” continuum. Among the trends driving this business are the desire of companies to better understand consumer demands and market opportunities in order to create new products and services, the need to manage reporting requirements in regulated industries such as healthcare and financial services, and the pressures to manage operations more efficiently and cost-effectively through the use of analytical tools. Among the services we provide in the enterprise information management area are the following:

•	Strategic, advisory and management consulting services across information management, business intelligence & analytics;

•
Enterprise data management, including the creation of data warehouses, data marts, operational stores, enterprise master data management platforms, enterprise metadata platforms and enterprise data governance;

•	Descriptive analytics / business intelligence that involves the strategy, design, build and management of information assets that drive day-to-day decision making;

•	Strategic corporate performance management, which enables clients to create executive dashboards or scorecards to better manage operations;

•	Packaged analytics designed to provide solutions to specific business problems leveraging technologies such as mobile and cloud; and

•	Big data services that assist clients in managing and deriving actionable insights from the explosion in the volume, variety, velocity and complexity of data.

•
Application Testing. Our application testing practice offers a comprehensive suite of services in testing, consulting and engineering. Our quality assurance, or QA, transformation services help clients develop deep, agile QA capabilities that create or extend their competitive advantage. QA is driven by six strategic themes: integrated automation, user advocacy, intellectual property-based intelligent platform, a factory model, end-to-end quality focus, and an on-demand infrastructure model. Our business-aligned services in the areas of system and integration testing, package testing, user acceptance, automation, performance testing and test data management address our clients’ critical quality needs. Consulting and infrastructure solutions in quality management, test tools and test infrastructure enable our clients to capitalize on emerging opportunities. Factors driving the demand for our testing services include the adoption of digital technologies, the need for testing of new regulatory compliance processes, and the desire of clients for more cost-effective and nimble “on-demand” testing. Accordingly, among the functions we provide are testing related to integration of SAP, Seibel and other systems, IT process and quality consulting, testing of customized mobile and cloud-based applications, and Testing-as-a-Service. We focus our managed test centers on specific domains (e.g., specific industries and software solutions), ensuring we tailor our testing solutions to the particular needs of clients. We help our clients achieve significant reduction in time to market as well as cost of quality, and realize significant improvements in the maturity of their quality processes.

•
Digital Technologies Services. We help clients implement digital technologies in their businesses. These technologies are now fundamental components of the enterprise IT architecture. These technologies are profoundly changing the way companies bring products and services to market and relate to and interact with their customers, employees and others. As such, these technologies may help companies achieve innovation-driven top line growth and efficiencies that improve the bottom line. As part of our services, we help clients analyze social media sentiment and build those insights into their customer relationship management process, as well as enabling clients to manage and analyze vast accumulations of data and use that data to drive management decisions. We also offer end-to-end services to enable cloud-based processes, from consulting and implementation to ongoing support activities.

•
Software Solutions and Related Services. Through our 2014 acquisition of TriZetto, we develop, license, implement and support proprietary and third-party software products for the healthcare industry, including solutions for health insurance plans, third party benefit administrators, or TPAs, and healthcare providers that enable healthcare organizations to work more efficiently and collaboratively to deliver better healthcare services. Our solutions help health plans and TPAs increase administrative efficiency, improve the cost and quality of care, and succeed in the retail healthcare market. Our solutions help physicians and healthcare organizations simplify business processes and execute strategies for population health management, accountable care, and value-based initiatives.

Outsourcing Services

•
Application Maintenance. Our application maintenance service offering supports some or all of a client’s applications, ensuring that systems remain operational and responsive to changing user requirements and provide on-going enhancements as required by the client. Beyond the traditional view of IT outsourcing as a cost-saving measure, our application maintenance services enable clients to improve the overall agility, responsiveness, productivity and efficiency of their IT infrastructure. Increasingly, we are also assisting clients in adapting their IT systems to digital technologies. As part of this process, we are often able to introduce product and process enhancements and improve service levels to customers requesting modifications and on-going support. We also provide application value management solutions that can help balance cost, complexity and capacity and can help clients reduce cost of ownership, improve service levels and create new operational efficiencies. Our global delivery business model enables us to provide a range of rapid response and cost-effective support services to our clients. Our on-site personnel often provide help-desk services at the client’s facility. These employees typically are available in the event of an emergency service request and are also able to quickly resolve customer problems from remote locations. In the case of more complex maintenance services, including modifications, enhancements and documentation, which typically take a longer amount of time, we utilize our offshore resources to develop solutions more cost-effectively than would be possible locally. As part of our application maintenance services, we assist clients in renovating their core systems to meet the requirements imposed by new regulations, new standards or other external events. We anticipate the operational environment of our clients’ IT systems as we design and develop such systems. We also offer diagnostic services to assist clients in identifying issues in their IT systems and optimizing the performance of their systems.

•
IT Infrastructure Services. We provide end-to-end IT Infrastructure management outsourcing services. We have service capability in redundant global operating centers worldwide, through which we provide significant scale, quality and cost savings to our clients. Clients are increasingly utilizing IT infrastructure services to sharpen their focus on core business operations, reallocate overhead costs to growth investments, enable businesses to respond more quickly to changing demands, decrease time to market, ensure that the IT infrastructure can scale as the business evolves and access skill sets outside the organization. The major services we provide include data center, infrastructure security, network and convergence, end-user computing services and mobility. We also have cloud services offerings that utilize virtualization technologies across delivery solutions for private cloud, enterprise multi-tenant cloud and public cloud models.

•
Business Process Services. We provide business process services through unique industry-aligned solutions that integrate process, domain and technology expertise to enable our clients to respond in an agile manner to market opportunities and challenges, while also creating variable cost structures to drive greater effectiveness and cost-efficiency. We have extensive domain-specific expertise in core front office, middle office and back office functions including finance and accounting, procurement, data administration, data management, and research and analytics. Our industry-specific solutions include clinical data management, pharmacovigilance, equity research support, commercial operations and order management. In addition to business process services, related services include consulting to ensure process excellence and a range of platform-based services. Our goals for our client relationships are customer satisfaction, operational productivity, strategic value and business transformation. Among the factors driving growth in our services are the desire to improve cost-effectiveness, the emergence of digital technologies, and the need for clients to access capabilities beyond their organizations to adapt to rapid changes in technologies, markets and customer demands.

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

•
Expand Service Offerings and Solutions: We have several teams dedicated to creating innovative technology-based solutions and developing new, high value services. The teams collaborate with customers to develop these services. We are currently developing new offerings in business and IT consulting and industry-oriented IT solutions utilizing innovative technologies. We also continue to enhance our capabilities and service offerings in the areas of customer relationship management, enterprise resource planning, enterprise information management, software testing, infrastructure management, industry-oriented business process services and digital technologies. We believe that the continued expansion of our service offerings will provide new sources of revenue, reduce our reliance on any one technology initiative and foster long-term relationships with our customers by allowing us to better serve their needs. Additionally, as part of our vision to continue our growth and anticipate our clients’ and the markets’ rapidly changing demands, we are investing in emerging digital opportunities which will transform client and user platforms to Internet, cloud and mobile-based experiences.

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

•
Enhance Processes, Methodologies and Productivity Toolsets: We have a comprehensive process framework that addresses the entire software engineering life cycle and support activities, which are scalable for projects of different sizes and complexities. This proprietary framework, which we refer to as “Process Space”, is supported by in-house project management, metrics management and workflow tools and is available to all our programmers globally. Our Delivery Excellence Group facilitates process implementation from project inception and audits the projects periodically to ensure that the implementation is effective and the risks are being managed. With the globalization of business, we are committed to improving and enhancing our proprietary Process Space software engineering process and other methodologies and toolsets. We are constantly designing and developing additional productivity software tools to automate testing processes and improve project estimation and risk assessment techniques. We have invested considerably in automation to improve process institutionalization across the organization. For example, we have built and deployed “Cognizant 2.0,” an intelligent delivery ecosystem which orchestrates processes, methodologies and best practices driving effective usage of knowledge, while providing a collaborative framework for our world-wide client service personnel. Our process framework has been extensively adapted to cater to different types of projects managed by the organization across different service lines.

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

•
Highly-Skilled Workforce: Our managers and senior technical personnel provide in-depth project management expertise to clients. To maintain this level of expertise, we place significant emphasis on recruiting and training our workforce of highly-skilled professionals including project managers and senior service delivery staff around the world, many of whom have significant work experience in North America, Europe and Asia. We also maintain programs and personnel to hire and train the best available technical professionals in both legacy systems and emerging technologies. We provide extensive combined classroom and on-the-job training to newly-hired technical staff, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff.

•
Initiatives to Remain an Employer of Choice: As a growing professional services firm, a key attribute of our continued success is the ability to continually hire, assimilate, motivate and retain the best talent possible in the industry. We have developed strong relationships with key universities around the world, particularly in India, to provide a continual pipeline of talented staff from top-ranked schools. In addition, we have established an active lateral recruiting program in North America, Europe and India and an on-campus recruiting program in North America. We continue to expand our presence and brand in our key supply markets, further enhancing our ability to hire experienced professionals from competing IT services firms and industry to support our client needs and growth. We invest heavily in training programs, motivational programs and career development to ensure personal professional growth for each of our employees.

Further Development of Long-Term Client Relationships. We have strong long-term strategic relationships with our clients and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our clients’ chief information officers, or other IT and business decision makers, by offering a wide array of cost-effective high quality services. Approximately 98.4% of our revenues for the year ended December 31, 2015 were derived from clients who had been using our services at the end of 2014. We also seek to leverage our experience with a client’s IT systems into new business opportunities. A successful track record and in-depth knowledge of a client’s processes and IT systems gained during the performance of application maintenance services can provide us with a competitive advantage in securing additional maintenance, development and other projects.
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
Sales and Marketing
We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our global headquarters and business development offices which are strategically located in various metropolitan areas around the world. The sales and marketing group works with our client delivery team as the sales process moves closer to the customer’s selection of a services provider. The duration of the sales process may vary widely depending on the type and complexity of services.

Customers
The number of customers served by us has increased significantly in recent years. As of December 31, 2015, we increased the number of strategic clients to 300. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10.0% of our consolidated revenues for the years ended December 31, 2015, 2014 and 2013. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services generally would require an extended transition period with gradually declining revenues. For the years ended December 31, 2015, 2014 and 2013, 78.6%, 76.8% and 77.6% of our revenue, respectively, was from North American customers. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year. Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2015	2014	2013
Revenues from top five customers as a percentage of total revenues	11.0%	12.2%	13.2%
Revenues from top ten customers as a percentage of total revenues	18.6%	21.3%	22.6%
Revenues under fixed-bid contracts as a percentage of total revenues	36.5%	35.5%	34.0%
Competition
The intensely competitive IT services and outsourcing market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

•	Systems integration firms;

•	Contract programming companies;

•	Application software companies;

•	Large or traditional consulting firms;

•	Professional services groups of computer equipment companies; and

•	Facilities management and outsourcing companies.
Our direct competitors include, among others, Accenture, Capgemini, Computer Sciences Corporation, Genpact, HCL Technologies, HP Enterprise, IBM Global Services, Infosys Technologies, Tata Consultancy Services and Wipro. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate.
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

Intellectual Property
We provide value to our clients based, in part, on our proprietary innovations, methodologies, reusable knowledge capital and other intellectual property assets. We recognize the importance of intellectual property and its ability to differentiate us from our competitors. We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights. As of December 31, 2015, we have also applied for or obtained a total of 596 trademark registrations in 63 countries. In addition, we have applied for or obtained 115 U.S. and international patents and patent applications and 156 U.S. and international copyright registrations covering certain of our proprietary technology assets. Although we believe the ownership of such patents, copyrights, trademarks and service marks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel.
Employees
We had approximately 221,700 employees at the end of 2015, with approximately 40,800 persons in the North American region, approximately 8,600 persons in the European region and approximately 172,300 persons in various other locations throughout the rest of world, including 162,500 persons in India. We are not party to any significant collective bargaining agreements. We consider our relations with our employees to be good.
Our Executive Officers
The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Francisco D’Souza(1)	47	Chief Executive Officer	2007
Gordon Coburn(2)	52	President	2012
Karen McLoughlin(3)	51	Chief Financial Officer	2012
Ramakrishnan Chandrasekaran(4)	58	Executive Vice Chairman, Cognizant India	2013
Rajeev Mehta(5)	49	Chief Executive Officer, IT Services	2013
Malcolm Frank(6)	49	Executive Vice President, Strategy and Marketing	2012
Steven Schwartz(7)	48	Executive Vice President, Chief Legal and Corporate Affairs Officer	2013
Sridhar Thiruvengadam(8)	52	Chief Operating Officer	2013
Ramakrishna Prasad Chintamaneni(9)	46	Executive Vice President and President, Banking and Financial Services	2013
Venkat Krishnaswamy(10)	62	Executive Vice President and President, Healthcare & Life Sciences	2013
Debashis Chatterjee(11)	50	Executive Vice President and President, Technology Solutions	2013
Dharmendra Kumar Sinha(12)	53	Executive Vice President and President, Client Services	2013
Sumithra Gomatam(13)	48	Executive Vice President and President, Industry Solutions	2013

(1)
Francisco D’Souza was appointed Chief Executive Officer and became a member of the Board of Directors, effective January 1, 2007. Mr. D’Souza served as our President from January 2007 through February 2012 and as our Chief Operating Officer from December 2003 through December 2006. Prior to that, from November 1999 to December 2003, he served as our Senior Vice President, North American Operations and Business Development. From March 1998 to November 1999, he served as our Vice President, North American Operations and Business Development and as our Director-North American Operations and Business Development from June 1997 to March 1998. From January 1996 to June 1997, Mr. D’Souza was engaged as our consultant. From February 1995 to December 1995, Mr. D’Souza was employed as Product Manager at Pilot Software. Between 1992 and 1995, Mr. D’Souza held various marketing, business development and technology management positions as a Management Associate at The Dun & Bradstreet Corporation. While working at The Dun & Bradstreet Corporation, Mr. D’Souza was part of the team that established the software development and maintenance business conducted by us. Mr. D’Souza has served on the Board of Directors of General Electric Company since 2013, where he is currently a member of the Audit Committee and the Science and Technology Committee. Mr. D’Souza also serves on the Board of Trustees of Carnegie Mellon University, as Co-Chairman of the

Board of Trustees of The New York Hall of Science and on the Board of Directors of the U.S.-India Business Council. Mr. D’Souza holds a Bachelor of Business Administration degree from the University of Macau (formerly known as the University of East Asia) and a Master of Business Administration degree from Carnegie Mellon University.

(2)
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

(3)
Karen McLoughlin was appointed Chief Financial Officer of the Company, effective February 6, 2012. She previously served as the Company’s Senior Vice President of Finance and Enterprise Transformation, a role she held since January 2010. In such role, Ms. McLoughlin was responsible for the Company’s worldwide financial planning and analysis, enterprise risk management and enterprise transformation functions, including the facilitation and execution of various internal reengineering and transformation initiatives designed to enable the Company’s strategic vision. From August 2008 to January 2010, Ms. McLoughlin served as the Company’s Senior Vice President of Finance, responsible for overseeing the Company’s global financial planning and analysis team and enterprise risk management, and from October 2003 until August 2008, Ms. McLoughlin served as the Company’s Vice President of Global Financial Planning and Analysis. Prior to joining Cognizant in October 2003, Ms. McLoughlin held various financial management positions at Spherion Corporation from August 1997 to October 2003 and at Ryder System Inc. from July 1994 to August 1997. Prior to joining Ryder, she spent six years in the South Florida Practice of Price Waterhouse (now PricewaterhouseCoopers). Ms. McLoughlin has served on the Board of Directors of Best Buy Co., Inc. since 2015. Ms. McLoughlin has a Bachelor of Arts degree in Economics from Wellesley College and a Master of Business Administration degree from Columbia University.

(4)
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

(7)
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

(8)
Sridhar Thiruvengadam was appointed Chief Operating Officer of the Company, effective May 8, 2013. Previously, from January 2012 to May 2013, Mr. Thiruvengadam served as an Executive Vice President of the Company, leading the global delivery operations for several of the Company’s industry verticals, and head of the Company’s Business Process Services (BPS) practice. From January 2010 to January 2012, Mr. Thiruvengadam served as a Senior Vice President and global head of BPS, infrastructure and testing services. From April 2007 to January 2010, Mr. Thiruvengadam served as the Company’s Chief People Officer in charge of talent acquisition, management, training and staffing. From March 2001 to March 2007, Mr. Thiruvengadam held several positions in the Company’s banking, financial services, healthcare and insurance practices, including Vice President and head of the Company’s insurance industry vertical. Mr. Thiruvengadam joined the Company as a project manager in November 1994. Mr. Thiruvengadam holds a Masters in Technology degree from the Indian Institute of Technology, Madras.

(9)
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

(10)
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

(11)
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

(12)
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

(13)
Sumithra Gomatam was appointed Executive Vice President and President, Industry Solutions, effective December 4, 2013. In this role, Ms. Gomatam oversees global delivery for all of our industry verticals and our BPS unit, and is responsible for implementing best practices in services delivery and for creating solutions across our industry practices. Ms. Gomatam also leads our Communications and High Technology business units. From July 2008 to December 2013, Ms. Gomatam served as Senior Vice President, Projects. In this role, Ms. Gomatam served initially as our Global Delivery Head and then as Global Practice Leader for our testing practice. From March 2006 to July 2008, Ms. Gomatam served as Vice President, Projects, leading global delivery and building out the testing practice. From 2001 to March 2006, Ms. Gomatam served as an Account Relationship Manager and as part of our Core Delivery Leadership Team in our BFS Practice. From 1995, when Ms. Gomatam joined us, until 2001, she held various key positions within The Dun & Bradstreet Corporation and Cognizant, including serving our BFS clients on application development and application maintenance projects. Ms. Gomatam received her B.E. in Electronics and Communication from Anna University.

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
These markets also include numerous smaller local competitors in the various geographic markets in which we operate which may be able to provide services and solutions at lower costs or on terms more attractive to clients than we can. Our direct competitors include, among others, Accenture, Capgemini, Computer Sciences Corporation, Genpact, HCL Technologies, HP Enterprise, IBM Global Services, Infosys Technologies, Tata Consultancy Services and Wipro. In certain markets, our competitors may have greater financial, technical and marketing resources and greater name recognition and, therefore, may be better able to compete for new work and skilled professionals. There is a risk that increased competition could put downward pressure on the prices we can charge for our services and, in turn, our operating margins. Similarly, if our competitors develop and implement processes and methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. If we are unable to provide our clients with superior services and solutions at competitive prices or successfully market those services to current and prospective clients, our business, results of operations and financial condition may suffer.
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
In addition, we often have access to or are required to manage, utilize, collect and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our clients or our clients’ customers for breaching contractual confidentiality and security provisions or privacy laws. These risks will increase as we continue to grow our cloud-based offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses, especially in industries involving particularly sensitive data such as the financial services industry and the healthcare industry. Unauthorized disclosure of sensitive or confidential client or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, which could in turn have a material adverse effect on our business, results of operations and financial condition.

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
Our top five and top ten customers generated approximately 11.0% and 18.6%, respectively, of our revenues for the year ended December 31, 2015. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.
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
We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. We predominantly contract to provide services either on a time-and-materials basis or on a fixed-price basis. Fixed-price contracts accounted for approximately 36.5% of our revenues for the year ended December 31, 2015, and we expect that an increasing number of our future projects will be contracted on a fixed-price basis. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. Our pricing, cost and operating margin estimates for the work that we perform frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the contract. There is a risk that we will underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays, failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our business, results of operations and financial condition.
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
Further, we are required to integrate any acquired businesses into our system of disclosure controls and procedures and internal control over financial reporting. Companies we acquire may not be required to implement or maintain the disclosure controls and procedures or internal control over financial reporting that are required of public companies, prior to being acquired by us and we cannot provide assurance as to how long the integration process may take.
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

System failures, system outages or operational disruptions in our communications or information technology systems and infrastructure could negatively impact our operations and ability to provide our services and solutions, which would have an adverse effect on our business, results of operations and financial condition.
To deliver our services and solutions to our customers, we must maintain a high speed network of satellite, fiber optic and land lines and active voice and data communications 24 hours a day between our main operating offices in India, our other development and delivery centers and the offices of our customers worldwide. Any systems failure or outage or a significant disruption in our ability to transmit voice and data through satellite and telephone communications or in our information technology systems and infrastructure could result in curtailed operations and a loss of customers, which would have an adverse effect on our business, results of operations and financial condition.
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
Any deterioration of the credit and capital markets in the United States, Europe or other regions of the world could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. Any decline in economic activity could adversely affect the ability of counterparties to use certain financial instruments such as marketable securities and derivatives to meet their obligations to us.
Our revenues are highly dependent on clients concentrated in certain industries, including the financial services and healthcare industries. Consolidation and factors that negatively affect these industries may adversely affect our business, results of operations and financial condition.
During the year ended December 31, 2015, we earned approximately 40.3% of our revenues from the financial services industry, which includes insurance, and 29.5% from the healthcare industry. Significant consolidation or a decrease in growth in the financial services industry or the healthcare industry may reduce the demand for our services and negatively affect our business, financial condition and results of operations. For example, two or more of our current clients may merge or consolidate and combine their operations, which may cause us to lose work or lose the opportunity to gain additional work. The increased market power of larger companies may also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business, financial condition and results of operations. In addition, if we are unable to successfully anticipate changing regulatory, economic and political conditions affecting the industries in which we operate, we may be unable to effectively plan for or respond to those changes, and our business, results of operations and financial condition could be negatively affected.

Our revenues are highly dependent on clients located in the United States and Europe. Any weakening of economic conditions in these markets may adversely affect our business, results of operations and financial condition.
Approximately 78.6% of our revenues during the year ended December 31, 2015 were derived from clients located in North America. In the same period, approximately 16.2% of our revenues were derived from clients located in Europe. Any weakening of economic conditions in the United States or European economies could depress the pricing for our services and cause our customers to reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our business, results of operations and financial condition.
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
In addition, the credit agreement contains certain covenants including a requirement that we maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00 as of the last day of any fiscal quarter. Failure to comply with this covenant or other provisions of the credit agreement could result in a default under the credit agreement, requiring us to either cure such default, receive a waiver, or in the absence of such cure or waiver, refinance any outstanding indebtedness under the credit agreement. There is no assurance that we would be able to refinance our debt on acceptable terms and conditions.
Risks Relating to our International Operations
Our global operations are subject to complex risks, some of which might be beyond our control.
We have offices and operations in various countries around the world and provide services to clients globally. In 2015, approximately 78.6% of our revenues were attributable to the North American region, 16.2% were attributable to the European region, and the remainder was attributable to the rest of the world, primarily the Asia Pacific region. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region.
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
We earn a significant amount of our earnings outside of the United States. Other than amounts for which we have already accrued U.S. taxes, we consider foreign earnings to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur that could effectively force us to change our intent not to repatriate such earnings. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested outside of the United States, or if legislation is enacted in the United States providing for a tax on foreign earnings or profits prior to their repatriation, we may have to accrue taxes associated with such earnings or profits at a substantially higher rate, which could have a material adverse effect on our business, results of operations and financial condition.
Our earnings may be negatively impacted by the loss of certain tax benefits provided by India to companies in our industry as well as by possible changes in Indian tax laws.
Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the Indian government for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Recently, the Indian government announced a proposal which includes, among other items, phasing out of certain tax exemptions and deductions, discontinuation of tax holiday for new SEZs commencing activity from April 1, 2017, and a phased reduction of the current Indian corporate income tax rate. If enacted, these changes or any changes that would reduce or deny SEZ tax benefits could have a material adverse effect on our business, results of operations and financial condition. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the rate of 21.3%. Any MAT paid is creditable against future corporate income tax, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against future corporate income tax. Our ability to fully do so may be influenced by possible changes to the Indian tax laws as well as the future financial results of Cognizant India. Our potential inability to fully utilize our deferred income tax assets related to the MAT could have a material adverse effect on our business, results of operations and financial condition.
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
None.

Item 2. Properties
To support our planned growth, we are continually expanding our development and delivery center capacity through the construction of new facilities, supplemented by additional leasing of non-owned facilities. As presented in the table below, as of December 31, 2015, we leased 11.7 million square feet and owned 13.0 million square feet in 24 countries, which are used to deliver services to our customers across all four of our business segments.

Geographic Area	Number of Locations	Square Footage Leased (in millions)	Square Footage Owned (in millions)	Total Square Footage (in millions)
India	45	9.8	12.8	22.6
North America	35	1.1	0.2	1.3
Europe	15	0.3	—	0.3
Rest of World[1]	20	0.5	—	0.5
Total	115	11.7	13.0	24.7

[1]	Includes our operations in Asia Pacific, Middle East and Latin America. Substantially all of this square footage is located in the Philippines, China and Argentina.
We operate out of our Teaneck, New Jersey executive office where we lease 0.1 million square feet. In addition to our executive office and the above development and delivery centers, we have business development offices in approximately 68 cities and 35 countries across the globe.

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

Quarter Ended	High	Low
March 31, 2014	54.00	44.96
June 30, 2014	53.40	45.73
September 30, 2014	51.38	41.51
December 31, 2014	54.89	42.94
March 31, 2015	64.69	50.71
June 30, 2015	65.96	58.35
September 30, 2015	69.35	57.50
December 31, 2015	69.80	58.15
As of December 31, 2015, the approximate number of holders of record of our Class A common stock was 156 and the approximate number of beneficial holders of our Class A common stock was 50,200.
Cash Dividends
We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain any future earnings to finance the growth of our business and, therefore, do not currently anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Our existing stock repurchase program, as amended and approved by our Board of Directors, allows for the repurchase of $2.0 billion of our outstanding shares of Class A common stock, excluding fees and expenses, through December 31, 2017. Under the stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, or private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the Company's management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.
During the three months ended December 31, 2015, we repurchased $42.1 million of our Class A common stock under our stock repurchase program. These stock repurchases were funded from working capital and borrowings under our revolving credit facility. As of December 31, 2015, the remaining available balance under the Board authorization was $437.9 million.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
October 1, 2015 - October 31, 2015	—	$—	—	$480.0
November 1, 2015 - November 30, 2015	400,000	64.82	400,000	454.1
December 1, 2015 - December 31, 2015	250,000	64.65	250,000	$437.9
Total	650,000	$64.76	650,000
In addition, during the three months ended December 31, 2015, we purchased additional shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended December 31, 2015, we purchased 554,160 shares at an aggregate cost of $34.7 million in connection with employee tax withholding obligations.

Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index, NASDAQ-100 Index and a Peer Group Index (capitalization weighted) for the period beginning December 31, 2010 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)
Among Cognizant, the S&P 500 Index, the NASDAQ-100 Index
And a Peer Group Index(3) (Capitalization Weighted)

Company / Index	Base Period 12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
COGNIZANT TECHNOLOGY SOLUTIONS CORP	$100	$87.75	$100.81	$137.78	$143.70	$163.79
S&P 500 INDEX	100	102.11	118.45	156.82	178.29	180.75
NASDAQ-100	100	102.70	119.98	161.96	191.01	207.10
PEER GROUP	100	78.87	83.24	115.16	122.45	139.40

(1)	Graph assumes $100 invested on December 31, 2010 in our Class A common stock, the S&P 500 Index, the NASDAQ-100 Index, and the Peer Group Index (capitalization weighted).

(2)	Cumulative total return assumes reinvestment of dividends.

(3)
We have constructed a Peer Group Index of other information technology consulting firms consisting of Accenture plc., Computer Sciences Corporation, Computer Task Group, Inc., ExlService Holdings Inc., Genpact Limited, Infosys Ltd., Syntel Inc., Wipro Ltd. and WNS (Holdings) Limited. Sapient Corp. and iGate Corp. were removed from our peer group as they were acquired by private companies during 2015.

Item 6.	Selected Financial Data
The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013 have been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2013, 2012 and 2011 and for each of the years ended December 31, 2012 and 2011 are derived from our audited consolidated financial statements not included elsewhere herein. Our selected consolidated financial information for 2015, 2014 and 2013 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	2015	2014	2013	2012	2011
	(in millions, except per share data)
For the Year Ended December 31:
Revenues	$12,416.0	$10,262.7	$8,843.2	$7,346.5	$6,121.2
Income from operations	2,142.0	1,884.9	1,677.9	1,361.5	1,136.5
Net income	$1,623.6	$1,439.3	$1,228.6	$1,051.3	$883.6

Basic earnings per share	$2.67	$2.37	$2.03	$1.74	$1.46
Diluted earnings per share	$2.65	$2.35	$2.02	$1.72	$1.42
Cash dividends declared per common share	$—	$—	$—	$—	$—
Weighted average number of common shares outstanding-Basic	609.1	608.1	604.0	602.6	606.6
Weighted average number of common shares outstanding-Diluted	613.3	612.5	609.7	611.7	620.7

As of December 31:
Cash, cash equivalents and short-term investments	$4,949.5	$3,774.7	$3,747.5	$2,863.8	$2,432.3
Working capital(2)	5,194.9	3,828.5	4,117.1	3,235.5	2,766.8
Total assets(1)(2)	13,065.4	11,479.0	8,129.2	6,454.8	5,480.8
Total debt	1,287.5	1,637.5	—	—	—
Stockholders’ equity	9,278.1	7,740.2	6,135.8	4,854.4	3,952.9
______________________

(1)
In July 2013, the Financial Accounting Standards Board, or FASB, issued new guidance which requires the netting of any unrecognized tax benefits against all available same-jurisdiction deferred income tax carryforward assets that would apply if the uncertain tax positions were settled. We adopted this standard on January 1, 2014 and conformed prior years' presentation.

(2)
In November 2015, the FASB issued an update to the standard on income taxes pertaining to the balance sheet classification of deferred income taxes. The update requires that all deferred income tax assets and liabilities, along with any related valuation allowance, within each tax jurisdiction be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will only have one net noncurrent deferred income tax asset or liability. We have adopted this guidance retrospectively in the fourth quarter of 2015 and conformed prior years' presentation to current year's presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary
We are a leading provider of information technology (IT), consulting and business process services, dedicated to helping the world’s leading companies build stronger businesses. Our clients engage us to help them operate more efficiently, provide solutions for critical business and technology problems, and to help them drive technology-based innovation and growth. Our core competencies include: business, process, operations and IT consulting, application development and systems integration, enterprise information management, application testing, application maintenance, IT infrastructure services, and business process services. We tailor our services to specific industries and utilize an integrated global delivery model. This seamless global sourcing model combines industry-specific expertise, client service teams based on-site at the client locations and delivery teams located at dedicated near-shore and offshore global delivery centers.
The following table sets forth key financial results for the years ended December 31, 2015 and 2014:

			Increase
	2015	2014	$	%
	(Dollars in millions, except per share data)
Revenue	$12,416.0	$10,262.7	$2,153.3	21.0
Net Income	1,623.6	1,439.3	184.3	12.8
Diluted earnings per share	2.65	2.35	0.30	12.8
Non-GAAP diluted earnings per share[1]	3.07	2.60	0.47	18.1
The key drivers of our revenue growth in 2015 were as follows:

•	Our November 2014 acquisition of TZ US Parent Inc., or TriZetto, contributed revenue of approximately $724.5 million in 2015 compared to $80.6 million in 2014;

•
Solid performance across all of our business segments with revenue growth of 16.7% for Financial Services, 36.4% for Healthcare (inclusive of TriZetto revenue), 12.0% for Manufacturing/Retail/Logistics and 17.4% for Other;

•	Sustained strength in the North American market where revenues grew 23.9% (inclusive of TriZetto revenue) as compared to 2014;

•
Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets. Revenue from our customers outside the United States was negatively affected by the recent strength of the U.S. dollar against the British pound, the Euro and other currencies. In Europe, we experienced revenue growth of 6.6%, after a negative currency impact of 10.2%, as compared to 2014. Revenue from our Rest of World customers increased 29.9%, after a negative currency impact of 9.2%, as compared to 2014;

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
In December 2015, Chennai, India experienced heavy rains that caused unprecedented flooding.  This event did not materially impact our financial results for the three months and year ended December 31, 2015 and we do not expect it to materially affect our 2016 financial results.

_______________

1
Non-GAAP diluted earnings per share is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, enterprise information management, application testing, application maintenance, infrastructure services, and business process services. In addition, we are seeing continued customer interest in digital solutions, including our social, mobile, analytics and cloud-based services and increased demand for mobility, data and security services. We are also seeing an increase in demand for larger, more complex projects that are transformational for our customers. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater variability in our period-to-period operating results. We increased the number of strategic clients by 29 during the year, bringing the total number of our strategic clients to 300. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.
In 2015, our operating margin decreased to 17.3% from 18.4% in 2014. The decrease in our operating margin was due to increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation) and increases in depreciation and amortization due to recent acquisitions, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar, lower realized losses on our cash flow hedges and decreases in certain operating expenses, including travel, in 2015 compared to 2014.
Our non-GAAP operating margin in 2015 decreased to 19.7%2 from 20.2%2 in 2014. The decrease in our non-GAAP operating margin was due to increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation), partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar, lower realized losses on our cash flow hedges and decreases in certain operating expenses, including travel, in 2015 compared to 2014. Historically, we have invested our profitability above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics and digital technology capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery, as well as recognizing and rewarding employee performance by means of enhanced incentive-based compensation. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.
We finished the year with approximately 221,700 employees, which is an increase of approximately 10,200 over the prior year. The increase in the number of our service delivery staff and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2015. Annualized turnover, including both voluntary and involuntary, was approximately 19.1% for the three months ended December 31, 2015. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India, which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.
At December 31, 2015, we had cash, cash equivalents and short-term investments of $4,949.5 million, working capital of $5,194.9 million and debt outstanding of $1,287.5 million. We believe our cash from operations and capital resources on hand provide sufficient liquidity to continue to make investments to expand and grow our business, and meet our debt repayment obligations.

_______________

2
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

During 2016, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Demand from our customers to help them meet their dual mandate of achieving cost savings while investing in transformation and innovation;

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure services and business process services;

•	Secular changes driven by evolving digital technologies and regulatory changes;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the world economy.
In response to this environment, we plan to:

•	Continue to invest in our talent base and new service offerings including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall IT spend by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, the Asia Pacific and Latin America regions, where we believe there are opportunities to gain market share;

•	Increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Focus on operating discipline in order to appropriately manage our cost structure; and

•	Locate most of our new development center facilities in tax incentivized areas.
Business Segments
Our four reportable business segments are:

•	Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services;

•	Healthcare, which includes healthcare providers and payers as well as life sciences customers including pharmaceutical, biotech and medical device companies;

•	Manufacturing/Retail/Logistics, which includes consumer goods manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and

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
We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues during 2015, 2014 or 2013. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations for the Three Years Ended December 31, 2015
The following table sets forth certain financial data for the three years ended December 31, 2015:

	2015	% of Revenues	2014	% of Revenues	2013	% of Revenues	Increase (Decrease)
							2015	2014
	(Dollars in millions, except per share data)
Revenues	$12,416.0	100.0	$10,262.7	100.0	$8,843.2	100.0	$2,153.3	$1,419.5
Cost of revenues(1)	7,440.2	59.9	6,141.1	59.8	5,265.5	59.5	1,299.1	875.6
Selling, general and administrative(1)	2,508.6	20.2	2,037.0	19.8	1,727.6	19.5	471.6	309.4
Depreciation and amortization expense	325.2	2.6	199.7	1.9	172.2	1.9	125.5	27.5
Income from operations	2,142.0	17.3	1,884.9	18.4	1,677.9	19.0	257.1	207.0
Other income (expense), net	21.6		39.1		10.0		(17.5)	29.1
Provision for income taxes	540.0		484.7		459.3		55.3	25.4
Net income	$1,623.6	13.1	$1,439.3	14.0	$1,228.6	13.9	$184.3	$210.7
Diluted earnings per share	$2.65		$2.35		$2.02		$0.30	$0.33
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$2,449.8	19.7	$2,068.1	20.2	$1,820.7	20.6	$381.7	$247.4
Non-GAAP diluted earnings per share	$3.07		$2.60		$2.27		$0.47	$0.33
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased by 21.0% to $12,416.0 million during 2015 as compared to an increase of 16.1% to $10,262.7 million in 2014. In 2015, revenue includes $724.5 million from TriZetto, which we acquired in the fourth quarter of 2014, as compared to $80.6 million in 2014. The increase in TriZetto revenue represented 29.9% of the year over year revenue growth in 2015. In both years, the remaining increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from new customers contributed $195.4 million and $298.1 million, representing 9.1% and 21.0% of the year-over-year revenue growth for 2015 and 2014, respectively. In 2015, our consulting and technology services revenues increased by 31.8% and represented 57.6% of total 2015 revenues, while our outsourcing services revenue increased by 8.9% and constituted 42.4% of total revenues. In 2014, consulting and technology services revenue increased by 22.1% and represented 52.8% of total 2014 revenues, while our outsourcing services revenue increased by 10.0% and constituted 47.2% of total 2014 revenues. While both consulting and technology services revenue and outsourcing services revenue grew in 2015 and 2014, we saw a shift in customer spending from legacy application maintenance toward project-based work, including digital and other transformational programs.
Revenues from our top five customers as a percentage of total revenues were 11.0%, 12.2% and 13.2% in 2015, 2014 and 2013, respectively. Revenues from our top ten customers as a percentage of total revenues were 18.6%, 21.3% and 22.6% in 2015, 2014 and 2013, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows:

	2015	2014	2013	Increase
				2015		2014
				$	%	$	%
	(Dollars in millions)
Financial Services	$5,002.9	$4,285.6	$3,717.6	$717.3	16.7	$568.0	15.3
Healthcare	3,667.5	2,689.4	2,264.8	978.1	36.4	424.6	18.7
Manufacturing/Retail/Logistics	2,343.9	2,093.6	1,868.3	250.3	12.0	225.3	12.1
Other	1,401.7	1,194.1	992.5	207.6	17.4	201.6	20.3
Total revenue	$12,416.0	$10,262.7	$8,843.2	$2,153.3	21.0	$1,419.5	16.1

Revenue from our Financial Services segment grew 16.7% or $717.3 million in 2015, as compared to 2014. Our banking and insurance customers contributed $403.6 million and $313.7 million, respectively, to the year over year revenue increase. In this segment, revenue from customers added during 2015 was $57.3 million and represented 8.0% of the year over year revenue increase in this segment. Key areas of focus for our Financial Services customers included cost optimization, regulatory and compliance driven initiatives, cyber security and the adoption and integration of digital technologies to align with shifts in consumer preferences. Revenue from our Financial Services segment grew 15.3% or $568.0 million in 2014, as compared to 2013. In 2014, our banking and insurance customers contributed $344.1 million and $223.9 million, respectively, to the year over year revenue growth. In 2014, revenue from customers added during that year was $49.6 million and represented 8.7% of the year over year revenue increase in this segment. We believe future demand from certain of our banking customers may be negatively affected by the current macroeconomic conditions affecting the industry.
Revenue from our Healthcare segment grew 36.4% or $978.1 million in 2015, as compared to 2014. During 2015, our healthcare customers contributed $824.0 million to the year over year revenue growth, including a $643.9 million increase in year over year revenue from TriZetto. Revenue from our life sciences customers increased by $154.1 million. Revenue from customers added during 2015 was $51.3 million and represented 5.2% of the year over year revenue increase in this segment. The demand among our healthcare payer customers was partially driven by cost optimization initiatives. Revenue from our Healthcare segment grew 18.7% or $424.6 million in 2014, as compared to 2013 and included $80.6 million from TriZetto. In 2014, growth over 2013 was driven by an increase in discretionary spending and was negatively affected by uncertainty created by regulatory changes, including the Affordable Care Act initiatives in the U.S. In 2014, revenue from customers added during that year, including new TriZetto customers, was $158.1 million and represented 37.2% of the year over year revenue increase in this segment. The demand for our services may also be affected by the recent trend towards consolidation within the healthcare payer industry. We believe that in the long term, the health care industry continues to present a growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.
Revenue from our Manufacturing/Retail/Logistics segment grew 12.0% or $250.3 million in 2015, as compared to 2014. During 2015, our manufacturing and logistics customers contributed $130.3 million to the year over year revenue growth as compared to $120.0 million for our retail and hospitality customers. Revenue from customers added during 2015 was $63.3 million and represented 25.3% of the year over year revenue increase in this segment. Demand within this segment continues to be driven by omnichannel commerce implementation and integration efforts, analytics, supply chain consulting and implementation initiatives, and increased adoption of digital technologies to align with shifts in consumer preferences. Revenue from our Manufacturing/Retail/Logistics segment grew 12.1% or $225.3 million in 2014, as compared to 2013. In 2014, growth within this segment was stronger among our manufacturing and logistics customers, where revenue increased by $124.4 million, while revenue for our retail and hospitality customers increased by $100.8 million. In 2014, revenue from customers added during that year was $59.6 million and represented 26.5% of the year over year revenue increase in this segment.
Revenue from our Other segment grew 17.4% or $207.6 million in 2015, as compared to 2014. In 2015, growth within Other was due primarily to increased demand for digital services and was strong among our information, media and entertainment customers, where revenue increased by $85.0 million, and our technology customers, where revenue increased by $88.8 million. Revenue from customers added during 2015 was $23.4 million and represented 11.3% of the year over year revenue increase in this segment. Revenue from our Other segment grew 20.3% or $201.6 million in 2014, as compared to 2013. In 2014, growth within Other was particularly strong among our telecommunication and high technology customers, where revenue increased by $93.3 million and $71.0 million, respectively, due to an increase in discretionary spending. In 2014, revenue from customers added during that year was $30.8 million and represented 15.3% of the year over year revenue increase in this segment.

Revenue - Geographic Locations. Revenues by geographic market, as determined by customer location, were as follows:

	2015	2014	2013	Increase
				2015		2014
				$	%	$	%
	(Dollars in millions)
North America	$9,759.4	$7,879.8	$6,860.1	$1,879.6	23.9	$1,019.7	14.9
United Kingdom	1,188.5	1,099.2	942.6	89.3	8.1	156.6	16.6
Rest of Europe	819.7	784.4	636.6	35.3	4.5	147.8	23.2
Europe - Total	2,008.2	1,883.6	1,579.2	124.6	6.6	304.4	19.3
Rest of World	648.4	499.3	403.9	149.1	29.9	95.4	23.6
Total revenue	$12,416.0	$10,262.7	$8,843.2	$2,153.3	21.0	$1,419.5	16.1

North America continues to be our largest market representing 78.6% of total 2015 revenue and accounting for $1,879.6 million of the $2,153.3 million revenue increase in 2015. Revenue growth among our North America customers includes $643.9 million year over year growth in TriZetto revenue.

In 2015, revenue from Europe grew 6.6%, after a negative currency impact of 10.2%, driven by the increasing acceptance of our global delivery model, partially offset by the recent strength of the U.S. dollar against the British pound, the Euro and other currencies. In 2014, revenue from Europe grew 19.3%, which included the full-year benefit of our acquisition of Equinox Consulting, which closed in the fourth quarter of 2013. The 2014 revenue growth in Europe was driven by the strength of Europe's economy and the increasing acceptance of our global delivery model. In 2015, revenue from our Rest of World customers grew 29.9%, after a negative currency impact of 9.2%. In 2014, revenue from our Rest of World customers grew 23.6%. In 2015 and 2014, growth was primarily driven by the India, Singapore, Australia, Japan and Hong Kong markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 21.2% or $1,299.1 million during 2015 as compared to an increase of 16.6% or $875.6 million during 2014. In both 2015 and 2014, the increase was due primarily to an increase in compensation and benefits costs (inclusive of the impact of higher incentive-based compensation costs), partially offset by the impact of the depreciation of the Indian rupee versus the U.S. dollar, and lower realized losses on our cash flow hedges in 2015 compared to 2014. In 2015, compensation and benefit costs increased by $1,112.1 million as a result of the increase in the number of our service delivery personnel, including new TriZetto employees, and higher incentive-based compensation costs in 2015 as compared to 2014. In 2014, the increase in compensation and benefit costs was $650.6 million as a result of the increase in the number of our service delivery personnel, partially offset by lower incentive-based compensation costs in 2014 as compared to 2013.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 26.7% or $597.1 million during 2015 as compared to an increase of 17.7% or $336.9 million during 2014. Selling, general and administrative expenses, including depreciation and amortization, increased as a percentage of revenue to 22.8% in 2015 as compared to 21.8% in 2014 and 21.5% in 2013. In 2015, the increase as a percentage of revenue was due primarily to an increase in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation costs) and increases in depreciation and amortization due to recent acquisitions, partially offset by the impact of the depreciation of the Indian rupee versus the U.S. dollar, and lower realized losses on our cash flow hedges in 2015 compared to 2014. In 2014, the increase as a percentage of revenue was due primarily to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation), professional services, including acquisition-related costs, and investments to grow our business, partially offset by the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and lower realized losses on our cash flow hedges in 2014 compared to 2013.
Income from Operations and Operating Margin - Overall. Income from operations increased 13.6%, or $257.1 million in 2015 as compared to an increase of 12.3% or $207.0 million in 2014. Our operating margin decreased to 17.3% of revenues in

2015 from 18.4% of revenues in 2014, due to increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation) and increases in depreciation and amortization due to recent acquisitions, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar, lower realized losses on our cash flow hedges and decreases in certain operating expenses, including travel, in 2015 compared to 2014. In 2014, operating margin decreased to 18.4% of revenues from 19.0% of revenues in 2013, due to increases in compensation and benefit costs (net of the impact of lower incentive-based compensation), subcontractor expense, professional fees and investments to grow our business, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar and lower realized losses on our cash flow hedges in 2014 compared to 2013.
Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 98 basis points or 0.98 percentage points in 2015 and 86 basis points or 0.86 percentage points in 2014. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the years ended December 31, 2015, 2014 and 2013, the settlement of certain cash flow hedges negatively impacted our operating margin by approximately 57 basis points or 0.57 percentage points, 133 basis points or 1.33 percentage points, and 184 basis points or 1.84 percentage points, respectively.
For the years ended December 31, 2015, 2014 and 2013, our non-GAAP operating margins were 19.7%3, 20.2%3 and 20.6%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock-based compensation expense and acquisition-related charges.
Segment Operating Profit. Segment operating profits were as follows:

				Increase
				2015		2014
	2015	2014	2013	$	%	$	%
	(Dollars in millions)
Financial Services	$1,641.9	$1,320.1	$1,212.1	$321.8	24.4	$108.0	8.9
Healthcare	1,200.0	851.0	829.9	349.0	41.0	21.1	2.5
Manufacturing/Retail/Logistics	802.7	685.7	630.3	117.0	17.1	55.4	8.8
Other	453.7	391.9	318.3	61.8	15.8	73.6	23.1
Total segment operating profit	4,098.3	3,248.7	2,990.6	849.6	26.2	258.1	8.6
Less: unallocated costs	1,956.3	1,363.8	1,312.7	592.5	43.4	51.1	3.9
Income from operations	$2,142.0	$1,884.9	$1,677.9	$257.1	13.6	$207.0	12.3
In our Financial Services, Healthcare, and Manufacturing/Retail/Logistics segments, segment operating profit increased as a percentage of revenues primarily due to revenue growth outpacing headcount growth and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs and continued investments to grow our business. In our Other segment, segment operating profit decreased as a percentage of revenues due to continued investments to grow our business, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. In 2015, the unallocated costs increased when compared to 2014 due to continued investments to grow our business, higher incentive-based compensation accrual rates in 2015 compared to 2014 and increases in selling, general and administrative expenses (including depreciation and amortization) due to recent acquisitions.
The 2014 increase in segment operating profit within our reportable segments was attributable primarily to increased revenues and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefit costs resulting primarily from additional headcount to support our revenue growth and continued investments to grow our business. In 2014, the unallocated costs increased when compared to 2013 due to continued investments to grow our business, partially offset by the impact of lower incentive-based compensation accrual rates in 2014.

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

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth, for the periods indicated, total other income (expense), net:

				Increase / Decrease
	2015	2014	2013	2015	2014
	(in millions)
Foreign currency exchange (losses)	$(42.9)	$(16.5)	$(55.2)	$(26.4)	$38.7
Gains (losses) on foreign exchange forward contracts not designated as hedging instruments	0.3	(3.9)	14.1	4.2	(18.0)
Net foreign currency exchange (losses)	(42.6)	(20.4)	(41.1)	(22.2)	20.7
Interest income	83.7	62.4	48.9	21.3	13.5
Interest expense	(17.7)	(2.5)	—	(15.2)	(2.5)
Other, net	(1.8)	(0.4)	2.2	(1.4)	(2.6)
Total other income (expense), net	$21.6	$39.1	$10.0	$(17.5)	$29.1

The foreign currency exchange losses in all the years presented were attributable to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The gains (losses) on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of December 31, 2015, the notional value of our undesignated hedges was $165.5 million. The increases in interest income in 2015 and 2014 were primarily attributed to the increase in average invested balances. The 2015 and 2014 increases in interest expense are primarily attributable to the interest on debt originated in the fourth quarter of 2014.
Provision for Income Taxes. The provision for income taxes was $540.0 million in 2015, $484.7 million in 2014 and $459.3 million in 2013. The effective income tax rate decreased to 25.0% in 2015 from 25.2% in 2014 primarily due to discrete tax benefits recorded in 2015, partially offset by changes in the geographic mix of our current year taxable income. The effective income tax rate decreased to 25.2% in 2014 from 27.2% in 2013, primarily due to changes in the geographic mix of taxable income and discrete tax benefits recorded in 2014, partially offset by a scheduled reduction of certain income tax holiday benefits in India in 2014.
Net Income. Net income increased to $1,623.6 million in 2015 from $1,439.3 million in 2014 and $1,228.6 million in 2013. Net income as a percentage of revenues decreased to 13.1% in 2015 from 14.0% in 2014 primarily as a result of the decrease in the operating margin, partially offset by the decrease in the effective income tax rate. In 2014, net income as a percentage of revenues increased slightly to 14.0% from 13.9% in 2013.
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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the years ended December 31:

	2015	% of Revenues	2014	% of Revenues	2013	% of Revenues
	(Dollars in millions, except per share data)
GAAP income from operations and operating margin	$2,142.0	17.3	$1,884.9	18.4	$1,677.9	19.0
Add: Stock-based compensation expense	192.0	1.5	134.8	1.3	118.8	1.3
Add: Acquisition-related charges (1)	115.8	0.9	48.4	0.5	24.0	0.3
Non-GAAP income from operations and non-GAAP operating margin	$2,449.8	19.7	$2,068.1	20.2	$1,820.7	20.6

GAAP diluted earnings per share	$2.65		$2.35		$2.02
Effect of above operating adjustments, net of tax	0.35		0.23		0.17
Effect of non-operating foreign currency exchange gains and losses, net of tax (2)	0.07		0.02		0.08
Non-GAAP diluted earnings per share	$3.07		$2.60		$2.27
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

Liquidity and Capital Resources
Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of December 31, 2015, we had cash, cash equivalents and short-term investments of $4,949.5 million and additional available capacity under our revolving credit facility of approximately $400.0 million. We have used and plan to continue to use a combination of our cash flow from operations, cash on hand and capacity available under our revolving credit facility for expansion of existing operations, including our offshore development and delivery centers, continued development of new service lines, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including funding working capital requirements.

The following table provides a summary of our cash flows for the three years ended December 31:

				Increase / Decrease
	2015	2014	2013	2015	2014
	(in millions)
Net cash from operating activities	$2,153.3	$1,473.0	$1,423.8	$680.3	$49.2
Net cash (used in) investing activities	(1,370.6)	(3,160.7)	(730.8)	1,790.1	(2,429.9)
Net cash (used in) provided by financing activities	(648.1)	1,503.4	(30.9)	(2,151.5)	1,534.3
Operating activities. The increase in operating cash flow for 2015 compared to 2014 was primarily attributable to the increase in net income, further impacted by the increase in non-cash expenses and higher incentive-based compensation accruals that will be paid in the first quarter of 2016. The increase in operating cash flow for 2014 was primarily attributed to the increase in net income. Trade accounts receivable increased to $2,252.6 million at December 31, 2015 as compared to $1,968.7 million at December 31, 2014 and $1,648.8 million at December 31, 2013. Unbilled accounts receivable increased to $369.0 million at December 31, 2015 from $324.6 million at December 31, 2014 and $226.5 million at December 31, 2013. The increase in trade accounts receivable and unbilled accounts receivable during 2015 was primarily due to increased revenues. We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. Our days sales outstanding calculation includes billed and unbilled accounts receivable, net of allowance for doubtful accounts, reduced by the uncollected portion of our deferred revenue. Our days sales outstanding was 70 days as of December 31, 2015, 2014 and 2013.
Investing activities. The reduction in net cash used in investing activities in 2015 compared to 2014 is due to lower payments for acquisitions, as we acquired TriZetto in 2014, partially offset by greater net purchases of investments and higher outflows for capital expenditures in 2015. In 2014, the increase in investing outflows, when compared to 2013, was primarily related to our payment for the acquisition of TriZetto.
Financing activities. In 2015, we had net outflows from financing activities primarily due to our net repayments of debt and greater stock repurchases as compared to net cash inflows from financing activities in 2014 driven by our net borrowings under the credit agreement. In 2014, the increase in net cash provided by financing activities when compared to 2013, was primarily related to proceeds from borrowings under the 2014 credit agreement.

On November 20, 2014, we entered into a credit agreement with a commercial bank syndicate providing for a $1,000.0 million unsecured term loan and a $750.0 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature on November 20, 2019. As of December 31, 2015, we had $937.5 million outstanding under the term loan and $350.0 million outstanding under the revolving credit facility.

The credit agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. Under the credit agreement, we are required to pay commitment fees on the unused portion of the revolving credit facility, which vary based on our debt ratings (or, if we have not received debt ratings, our debt to total stockholders' equity ratio). Additionally, we are required to make scheduled quarterly principal payments on the term loan.

The credit agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the credit agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of December 31, 2015, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of December 31, 2015 and through the date of this filing.
We intend to continue to use a portion of our available capital resources for stock repurchases during 2016. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, our stock price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of stock repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Stock repurchases may be made from time to time through open-market purchases and through the use of Rule 10b5-1 plans and/or by other means. The stock repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
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
Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of December 31, 2015, $4,505.7 million of our cash, cash equivalents and short-term investments was held outside the United States. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate these amounts to fund our liquidity needs in the United States. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.
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

Commitments and Contingencies
As of December 31, 2015, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations(1)	$937.5	$56.3	$181.2	$700.0	$—
Interest on long-term debt(2)	52.0	15.0	26.3	10.7	—
Capital lease obligations	54.8	5.4	9.7	8.2	31.5
Operating lease obligations	666.7	134.2	213.0	154.6	164.9
Fixed capital commitments(3)	76.4	76.4	—	—	—
Other purchase commitments(4)	175.6	77.8	92.8	5.0	—
Total	$1,963.0	$365.1	$523.0	$878.5	$196.4
 ___________

(1)	Includes scheduled repayments of our term loan.

(2)	Interest on the term loan was calculated at interest rates in effect as of December 31, 2015.

(3)	Relates to the expansion of our India development and delivery centers.

(4)
Other purchase commitments include, among other things, communications and information technology obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

As of December 31, 2015, we had $138.7 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution of these income tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. As of December 31, 2015, these contracts were in a net unrealized loss position of $14.4 million and have settlement dates in 2016, 2017 and 2018. The actual amounts at which these contracts will be settled may be significantly impacted by fluctuations in the Indian rupee to U.S. dollar foreign currency exchange rate prior to settlement. Therefore, we are unable to make a reliable estimate of the eventual cash flows by period related to the settlement of these foreign exchange forward contracts.
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
Foreign Currency Risk
Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as 78.6% of our revenues during 2015 were generated from customers located in North America. Revenue from our customers in the United Kingdom, Rest of Europe and Rest of World represented 9.6%, 6.6% and 5.2%, respectively, of our 2015 revenues. Accordingly, our operating results outside the United States may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar.
A portion of our costs in India, representing approximately 23.5% of our global operating costs during 2015, are denominated in the Indian rupee and are subject to foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2015, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of approximately $42.9 million, which were attributable to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee, in our foreign subsidiaries.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. In 2015, we reported net losses of $71.2 million on contracts that settled during the year. As of December 31, 2015, we have outstanding contracts with a notional value of $2,445.0 million and weighted average contract rate of 70.2 Indian rupees to the U.S. dollar. These contracts are scheduled to mature as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2016	$1,215.0	68.2
2017	900.0	71.4
2018	330.0	74.1
Total	$2,445.0	70.2
Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2016 which are used to hedge our foreign currency denominated net monetary assets. At December 31, 2015, the notional value of the outstanding contracts was $165.5 million and the related fair value was a liability of $0.8 million. During 2015, inclusive of gains of $0.3 million on our undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $42.6 million.

Off-Balance Sheet Arrangements
Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2015, 2014 and 2013 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our accompanying consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. We base our estimates on historical experience, current trends and on various other assumptions that are believed to be relevant at the time our consolidated financial statements are prepared. We evaluate our estimates on a continuous basis. However, the actual amounts may differ from the estimates used in the preparation of the accompanying consolidated financial statements.
We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported consolidated financial statements as they require the most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements.
Revenue Recognition. Revenues related to our highly complex application development contracts, which are predominantly fixed-price contracts, and certain other fixed-price contracts are recognized as the services are performed using the percentage of completion method and the proportional performance method of accounting, respectively. Under the percentage of completion method, total contract revenue during the term of an agreement is recognized based on the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). Under the proportional performance method, total contract revenue is recognized based on the level of effort to date in relation to total expected efforts provided to the customer. Management reviews the assumptions related to these methods on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and such losses are included in cost of revenues in our consolidated statement of operations. Changes in estimates related to our revenue contracts and contract losses were immaterial for the periods presented.
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate an allowance for doubtful accounts by evaluating the financial condition and relative credit-worthiness of each customer, historical collections experience and other information, including the aging of the receivables.
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
Our provision for income taxes also includes the impact of reserves established for uncertain income tax positions, as well as the related interest, which may require us to apply judgment to complex issues and may require an extended period of time to resolve. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final outcome of these matters will not differ from our recorded amounts. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. To the extent that the final outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.
Significant judgment is also required in determining any valuation allowance recorded against deferred income tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. If it is determined that it is more likely than not that future tax benefits associated with a deferred income tax asset will not be realized, a valuation allowance is provided. In the event we change our determination as to the amount of deferred income tax assets that can be realized, we will adjust the valuation allowance with a corresponding impact recorded to our provision for income taxes in the period in which such determination is made.
Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented companies and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within SEZs for periods of up to 15 years. A majority of our SEZ income tax holiday benefits are currently scheduled to expire in whole or in part during the years 2016 to 2025 and may be extended on a limited basis for an additional five years per unit if certain reinvestment criteria are met. We have constructed and expect to continue to operate most of our newer development facilities in SEZs. Our Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 34.6%. In addition, all Indian profits, including those generated within SEZs, are subject to the MAT, at the rate of 21.3%. Any MAT paid is creditable against future Indian corporate income tax, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against our future corporate income tax obligations in India. However, our ability to do so could be impacted by possible changes to the Indian tax laws as well as the future financial results of Cognizant India. Additionally, the Indian government recently announced a proposal which includes, among other items, phasing out of certain tax exemptions and deductions, discontinuation of tax holidays for new SEZs commencing activity from April 1, 2017, and a phased reduction of the current Indian corporate income tax rate. Upon enactment, we will evaluate the impact of these proposals on our effective income tax rate.
Stock-Based Compensation. Stock-based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock and the number of stock-based awards that are expected to be forfeited. In addition, for performance stock units, we are required to estimate the most probable outcome of the performance conditions in order to determine the amount of stock compensation costs to be recorded over the vesting period. To the extent that actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.
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
Investments. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. The years of issuance of our asset-backed securities fall in the 2005 to 2015 range.
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
Business Combinations. Accounting for business combinations requires the use of significant estimates and assumptions. We account for business combinations using the acquisition method which requires us to estimate the fair value of identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree to properly allocate purchase price consideration to the individual assets acquired and liabilities assumed. The allocation of the purchase price utilizes significant estimates in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets. The significant estimates and assumptions include, but are not limited to, the timing and amount of future revenue and cash flows based on, among other things, anticipated growth rates and customer attrition rates and the discount rate reflecting the risk inherent in future cash flows as well as the determination of useful lives for finite-lived assets.
Long-lived Assets and Finite-lived Intangibles. We review long-lived assets and certain finite-lived identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize an impairment loss when the sum of the undiscounted expected future cash flows is less than the carrying amount of such assets. The impairment loss would equal the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assessing the fair value of assets involves significant estimates and assumptions including estimation of future cash flows, the timing of such cash flows and discount rates reflecting the risk inherent in future cash flows. If such assets were determined to be impaired, it could have a material adverse effect on our business, results of operations and financial condition.
Goodwill and Indefinite-lived Intangibles. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Reporting units are our operating segments or one level below the operating segments. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Evaluation of goodwill for impairment requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of the fair value of each reporting unit.
We estimate the fair value of our reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using market multiples. Under the income approach, we need to estimate projected future cash flows, the timing of such cash flows and long term growth rates, and determine the appropriate discount rate that reflects the risk inherent in the projected future cash flows. The discount rate used is based on our weighted-average cost of capital and may be adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected future cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit.
The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.
We also evaluate indefinite-lived intangible assets for impairment at least annually, or as circumstances warrant. Our 2015 qualitative assessment included the review of relevant macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair value of our indefinite-lived intangible assets was below carrying value.
Based on our most recent evaluation of goodwill and indefinite-lived intangible assets, which was performed as of December 31, 2015, none of our reporting units or indefinite-lived intangible assets was considered to be at risk of impairment. As of December 31, 2015, our goodwill and indefinite-lived intangible asset balances were $2,404.7 million and $63.0 million, respectively.

Recently Adopted and New Accounting Pronouncements

See Note 1 to our audited consolidated financial statements for additional information.

Forward Looking Statements
The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believe,” “expect,” “may,” “could,” “would,” “plan,” “intend,” “estimate,” “predict,” “potential,” “continue,” “should” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.
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
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2015, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2016	$1,215.0	68.2
2017	900.0	71.4
2018	330.0	74.1
Total	$2,445.0	70.2
As of December 31, 2015, the net unrealized loss on our outstanding foreign exchange forward contracts was $14.4 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2015, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $227.7 million.
Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2016 which are used to hedge our foreign currency denominated net monetary assets. At December 31, 2015, the notional value of the outstanding contracts was $165.5 million and the related fair value was a liability of $0.8 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2015, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $16.5 million.

In the fourth quarter of 2014, we entered into a credit agreement providing for a $1,000 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature on November 20, 2019. As of December 31, 2015, we have $350.0 million outstanding under the revolving credit facility. The credit agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 10% change in interest rates, with all other variables held constant, would have resulted in an approximately $0.3 million change to our reported interest expense for 2015.
In addition, our cash, cash equivalents and short-term investments are subject to market risk from changes in interest rates. As of December 31, 2015, a 10% change in interest rates, with all other variables held constant, would result in a change in the fair market value of our available-for-sale investment securities of approximately $2.5 million.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.
We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of December 31, 2015, our short-term investments totaled $2,824.3 million. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.

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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2015. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Our internal control over financial reporting in 2015 includes certain additional internal controls relating to TriZetto, which we acquired in the fourth quarter of 2014. Other than such changes with respect to TriZetto, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its evaluation, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting, as stated in their report which is included on page F-2.

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
The information relating to our executive officers in response to this item is contained in part under the caption “Our Executive Officers” in Part I of this Annual Report on Form 10-K.
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
The remaining information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 11.	Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(2) Consolidated Financial Statement Schedule. Reference is made to the Index to Financial Statement Schedule on Page F-1.

(3) Exhibits. Reference is made to the Index to Exhibits on Page 58.
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

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ FRANCISCO D’SOUZA
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	February 25, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCISCO D’SOUZA	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016
Francisco D’Souza

/s/ KAREN MCLOUGHLIN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016
Karen McLoughlin

/s/ JOHN E. KLEIN	Chairman of the Board and Director	February 25, 2016
John E. Klein

/s/ LAKSHMI NARAYANAN	Vice Chairman of the Board and Director	February 25, 2016
Lakshmi Narayanan

/s/ THOMAS M. WENDEL	Director	February 25, 2016
Thomas M. Wendel

/s/ ROBERT E. WEISSMAN	Director	February 25, 2016
Robert E. Weissman

/s/ JOHN N. FOX, JR.	Director	February 25, 2016
John N. Fox, Jr.

/s/ MAUREEN BREAKIRON-EVANS	Director	February 25, 2016
Maureen Breakiron-Evans

/s/ MICHAEL PATSALOS-FOX	Director	February 25, 2016
Michael Patsalos-Fox

/s/ LEO S. MACKAY, JR.	Director	February 25, 2016
Leo S. Mackay, Jr.

/s/ ZEIN ABDALLA	Director	February 25, 2016
Zein Abdalla

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
2.1	Stock Purchase Agreement, by and among TZ Holdings, L.P., TZ US Parent, Inc. and Cognizant Domestic Holdings Corporation, dates as of September 14, 2014	8-K	000-24429	2.1	9/15/2014
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated By-laws of the Company, as amended and restated on January 28, 2016	8-K	000-24429	3.2	2/1/2016
4.1	Specimen Certificate for shares of Class A common stock	S-4/A	333-101216	4.2	1/30/2003
10.1†	Form of Indemnification Agreement for Directors and Officers	10-Q	000-24429	10.1	8/7/2013
10.2†	Form of Amended and Restated Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and each of the following Executive Officers: Francisco D'Souza, Gordon Coburn, Karen McLoughlin, Ramakrishnan Chandrasekaran, Rajeev Mehta, Malcolm Frank, Steven Schwartz, Sridhar Thiruvengadam	10-K	000-24429	10.4	2/26/2013
10.3†	Amended and Restated 1999 Incentive Compensation Plan (as Amended and Restated Through April 26, 2007)	8-K	000-24429	10.1	6/8/2007
10.4†	2004 Employee Stock Purchase Plan (as amended and restated effective as of April 1, 2013)	8-K	000-24429	10.1	6/5/2013
10.5†	Form of Stock Option Certificate	10-Q	000-24429	10.1	11/8/2004
10.6	Distribution Agreement between IMS Health Incorporated and the Company, dated January 7, 2003	S-4/A	333-101216	10.13	1/9/2003
10.7†	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007	10-Q	000-24429	10.2	5/10/2007
10.8†	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007	10-Q	000-24429	10.3	5/10/2007
10.9†	Form of Performance Unit Award for grants to certain executive officers	8-K	000-24429	10.1	12/7/2007
10.10†	Form of Stock Unit Award Agreement pursuant to the Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan	8-K	000-24429	10.1	9/5/2008
10.11†	The Cognizant Technology Solutions Executive Pension Plan, as amended and restated	8-K	000-24429	10.2	12/5/2008
10.12†	Cognizant Technology Solutions Corporation Amended and Restated 2009 Incentive Compensation Plan, effective March 9, 2015	10-Q	000-24429	10.1	5/4/2015
10.13†	Form of Cognizant Technology Solutions Corporation Stock Option Agreement	8-K	000-24429	10.1	7/6/2009

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
10.14†	Form of Cognizant Technology Solutions Corporation Notice of Grant of Stock Option	8-K	000-24429	10.2	7/6/2009
10.15†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Time-Based Vesting	8-K	000-24429	10.3	7/6/2009
10.16†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Time-Based Vesting	8-K	000-24429	10.4	7/6/2009
10.17†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Performance-Based Vesting	8-K	000-24429	10.5	7/6/2009
10.18†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Performance-Based Vesting	8-K	000-24429	10.6	7/6/2009
10.19†	Form of Restricted Stock Unit Award Agreement Non-Employee Director Deferred Issuance	8-K	000-24429	10.7	7/6/2009
10.20†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance	8-K	000-24429	10.8	7/6/2009
10.21†	Credit Agreement, dated as of November 20, 2014 among Cognizant Technology Solutions Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders	8-K	000-24429	10.1	11/20/2014
21.1	List of subsidiaries of the Company					Filed
23.1	Consent of PricewaterhouseCoopers LLP					Filed
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					Filed
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					Filed
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)					Furnished
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)					Furnished
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation (the "Company") and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2015.

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

PricewaterhouseCoopers LLP

New York, New York
February 25, 2016

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions, except par values)

	At December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$2,125.2	$2,010.1
Short-term investments	2,824.3	1,764.6
Trade accounts receivable, net of allowances of $39.0 and $36.9, respectively	2,252.6	1,968.7
Unbilled accounts receivable	369.0	324.6
Other current assets	337.5	352.6
Total current assets	7,908.6	6,420.6
Property and equipment, net	1,271.4	1,247.2
Goodwill	2,404.7	2,413.6
Intangible assets, net	864.3	953.7
Deferred income tax assets, net	347.8	234.2
Other noncurrent assets	268.6	209.7
Total assets	$13,065.4	$11,479.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$165.3	$145.7
Deferred revenue	323.7	224.1
Short-term debt	406.3	700.0
Accrued expenses and other current liabilities	1,818.4	1,522.3
Total current liabilities	2,713.7	2,592.1
Deferred revenue, noncurrent	49.3	81.0
Deferred income tax liabilities, net	3.3	11.8
Long-term debt	881.2	937.5
Other noncurrent liabilities	139.8	116.4
Total liabilities	3,787.3	3,738.8
Commitments and contingencies (See Note 12)
Stockholders’ Equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000.0 shares authorized, 609.0 and 609.4 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	6.1	6.1
Additional paid-in capital	453.0	555.6
Retained earnings	8,925.2	7,301.6
Accumulated other comprehensive income (loss)	(106.2)	(123.1)
Total stockholders’ equity	9,278.1	7,740.2
Total liabilities and stockholders’ equity	$13,065.4	$11,479.0
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$12,416.0	$10,262.7	$8,843.2
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	7,440.2	6,141.1	5,265.5
Selling, general and administrative expenses	2,508.6	2,037.0	1,727.6
Depreciation and amortization expense	325.2	199.7	172.2
Income from operations	2,142.0	1,884.9	1,677.9
Other income (expense), net:
Interest income	83.7	62.4	48.9
Interest expense	(17.7)	(2.5)	—
Foreign currency exchange gains (losses), net	(42.6)	(20.4)	(41.1)
Other, net	(1.8)	(0.4)	2.2
Total other income (expense), net	21.6	39.1	10.0
Income before provision for income taxes	2,163.6	1,924.0	1,687.9
Provision for income taxes	540.0	484.7	459.3
Net income	$1,623.6	$1,439.3	$1,228.6
Basic earnings per share	$2.67	$2.37	$2.03
Diluted earnings per share	$2.65	$2.35	$2.02
Weighted average number of common shares outstanding—Basic	609.1	608.1	604.0
Dilutive effect of shares issuable under stock-based compensation plans	4.2	4.4	5.7
Weighted average number of common shares outstanding—Diluted	613.3	612.5	609.7
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$1,623.6	$1,439.3	$1,228.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(55.1)	(58.8)	12.5
Change in unrealized losses on cash flow hedges, net of taxes	75.0	213.3	(47.2)
Change in unrealized losses on available-for-sale investment securities, net of taxes	(3.0)	(1.3)	(1.9)
Other comprehensive income (loss)	16.9	153.2	(36.6)
Comprehensive income	$1,640.5	$1,592.5	$1,192.0
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2012	603.4	$6.0	$454.4	$4,633.7	$(239.7)	$4,854.4
Net income	—	—	—	1,228.6	—	1,228.6
Other comprehensive (loss)	—	—	—	—	(36.6)	(36.6)
Common stock issued, stock-based compensation plans and other	9.6	0.1	117.4	—	—	117.5
Tax benefit, stock-based compensation plans	—	—	32.1	—	—	32.1
Stock-based compensation expense	—	—	118.8	—	—	118.8
Repurchases of common stock	(5.3)	—	(179.0)	—	—	(179.0)
Balance, December 31, 2013	607.7	6.1	543.7	5,862.3	(276.3)	6,135.8
Net income	—	—	—	1,439.3	—	1,439.3
Other comprehensive income	—	—	—	—	153.2	153.2
Common stock issued, stock-based compensation plans and other	6.7	0.1	101.3	—	—	101.4
Tax benefit, stock-based compensation plans	—	—	24.0	—	—	24.0
Stock-based compensation expense	—	—	134.8	—	—	134.8
Repurchases of common stock	(5.0)	(0.1)	(248.2)	—	—	(248.3)
Balance, December 31, 2014	609.4	6.1	555.6	7,301.6	(123.1)	7,740.2
Net income	—	—	—	1,623.6	—	1,623.6
Other comprehensive income	—	—	—	—	16.9	16.9
Common stock issued, stock-based compensation plans and other	6.9	0.1	131.5	—	—	131.6
Tax benefit, stock-based compensation plans	—	—	33.8	—	—	33.8
Stock-based compensation expense	—	—	192.0	—	—	192.0
Repurchases of common stock	(7.3)	(0.1)	(459.9)	—	—	(460.0)
Balance, December 31, 2015	609.0	$6.1	$453.0	$8,925.2	$(106.2)	$9,278.1
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$1,623.6	$1,439.3	$1,228.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330.0	208.1	179.9
Provision for doubtful accounts	10.2	4.7	3.6
Deferred income taxes	(126.1)	(99.6)	(88.2)
Stock-based compensation expense	192.0	134.8	118.8
Excess tax benefits on stock-based compensation plans	(33.7)	(23.6)	(30.6)
Other	48.6	30.3	52.6
Changes in assets and liabilities:
Trade accounts receivable	(322.4)	(259.3)	(258.5)
Other current assets	(32.5)	(118.6)	(74.7)
Other noncurrent assets	(38.6)	19.1	(24.3)
Accounts payable	19.4	25.7	(12.1)
Deferred revenues, current and noncurrent	49.7	70.6	15.2
Other current and noncurrent liabilities	433.1	41.5	313.5
Net cash provided by operating activities	2,153.3	1,473.0	1,423.8
Cash flows from investing activities:
Purchases of property and equipment	(272.8)	(212.2)	(261.6)
Purchases of investments	(3,003.7)	(2,497.3)	(1,848.8)
Proceeds from maturity or sale of investments	1,907.6	2,240.2	1,573.4
Business combinations, net of cash acquired	(1.7)	(2,691.4)	(193.8)
Net cash (used in) investing activities	(1,370.6)	(3,160.7)	(730.8)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	131.6	101.4	117.5
Excess tax benefits on stock-based compensation plans	33.7	23.6	30.6
Repurchases of common stock	(460.0)	(248.3)	(179.0)
Proceeds from term loan borrowings	—	1,000.0	—
Debt issuance costs	—	(9.1)	—
Repayment of term loan borrowings and capital lease obligations	(53.4)	(14.2)	—
Net change in notes outstanding under the revolving credit facility	(300.0)	650.0	—
Net cash (used in) provided by financing activities	(648.1)	1,503.4	(30.9)
Effect of exchange rate changes on cash and cash equivalents	(19.5)	(18.6)	(19.2)
Increase (decrease) in cash and cash equivalents	115.1	(202.9)	642.9
Cash and cash equivalents, beginning of year	2,010.1	2,213.0	1,570.1
Cash and cash equivalents, end of period	$2,125.2	$2,010.1	$2,213.0

Supplemental information:
Cash paid for income taxes during the year	$578.6	$558.6	$481.0
Cash interest paid during the year	$14.4	$0.1	$—
The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
(Dollars in millions, except share data)

Note 1 — Business Description and Summary of Significant Accounting Policies
The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation and its subsidiaries unless the context indicates otherwise.
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

Unbilled Accounts Receivable. Unbilled accounts receivable represent revenues recognized on contracts to be billed, in subsequent periods, as per the terms of the related contracts.
Short-term Financial Assets and Liabilities. Cash and certain cash equivalents, trade receivables, accounts payable and other accrued liabilities are short-term in nature and, accordingly, their carrying values approximate fair value.
Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. In India, leasehold land is leased by us from the government of India with lease terms ranging up to 99 years. Lease payments are made at the inception of the lease agreement and amortized over the lease term. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Deposits paid towards acquisition of long-lived assets and the cost of assets not put in use before the balance sheet date are disclosed under the caption “capital work-in-progress” in Note 4.
Internal Use Software. We capitalize certain costs that are incurred to purchase, develop and implement internal-use software during the application development phase, which primarily include coding, testing and certain data conversion activities. Capitalized costs are amortized on a straight-line basis over the useful life of the software. Costs incurred in performing activities associated with the preliminary project phase and the post-implementation phase are expensed as incurred.
Business Combinations. We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.
Long-lived Assets and Finite-lived Intangibles. We review long-lived assets and certain finite-lived identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The impairment loss would equal the amount by which the carrying amount of the asset exceeds the fair value of the asset. Intangible assets consist primarily of customer relationships and developed technology, which are being amortized on a straight-line basis over their estimated useful lives.
Goodwill and Indefinite-lived Intangibles. We evaluate goodwill and indefinite-lived intangible assets for impairment at least annually, or as circumstances warrant. Goodwill is evaluated at the reporting unit level by comparing the fair value of the reporting unit with its carrying amount. For indefinite-lived intangible assets, if our annual qualitative assessment indicates possible impairment, we test the assets for impairment by comparing the fair value of such assets to their carrying value. In determining the fair value, we utilize various estimates and assumptions, including discount rates and projections of future cash flows. If an impairment is indicated, a write down to the implied fair value of goodwill or fair value of indefinite-lived intangible asset is recorded.
Stock Repurchase Program. Our existing stock repurchase program, as amended and approved by our Board of Directors, allows for the repurchase of $2,000.0 million of our outstanding shares of Class A common stock and expires on December 31, 2017. Through December 31, 2015, we completed stock repurchases of 41.2 million shares for $1,562.4 million, inclusive of fees and expenses, under this program. During 2015, 2014 and 2013, we repurchased 6.0 million, 3.8 million and 4.1 million shares respectively, at an aggregate cost of $376.0 million, $188.2 million and $131.6 million, respectively. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. During 2015, 2014 and 2013 such repurchases totaled 1.3 million, 1.2 million and 1.2 million shares, respectively, at an aggregate cost of $84.0 million, $60.1 million and $47.4 million, respectively. At the time of repurchase, shares are returned to the status of authorized and unissued shares. We account for the repurchases as constructively retired and record such repurchases as a reduction of Class A common stock and additional paid-in capital.
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
For all services, revenue is earned and recognized only when all of the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, the services have been rendered and collectibility is reasonably assured. Contingent or incentive revenues are recognized when the contingency is satisfied and we conclude the amounts are earned.

Volume discounts are recorded as a reduction of revenue over the contract period as services are provided. Revenues also include the reimbursement of out-of-pocket expenses.
Costs to deliver services are expensed as incurred with the exception of specific costs directly related to transition or set-up activities for outsourcing contracts. Transition costs are deferred and expensed ratably over the period of service. Generally, deferred amounts are protected by collected cash or early termination penalty clauses and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of the contract assets. Deferred transition costs were approximately $137.4 million and $98.2 million as of December 31, 2015 and 2014, respectively, and are included in other noncurrent assets in our consolidated statements of financial position. Costs related to warranty provisions are accrued at the time the related revenues are recorded.
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

We may enter into arrangements with customers that purchase both software licenses and software-related services from us at the same time, or within close proximity of one another (referred to as software-related multiple-element arrangements). Such software related multiple-element arrangements may include software licenses, software license updates, product support contracts and other software-related services. For those software related multiple-element arrangements, we apply the residual method to determine the amount of software license revenue. Under the residual method, if VSOE of fair value exists for undelivered elements in a multiple-element arrangement, revenue equal to the fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration generally recognized upon delivery of the software license. For arrangements in which VSOE of fair value does not exist for each software-related undelivered element, revenue for the software license is deferred and not recognized until VSOE of fair value is available for the undelivered element or delivery of each element has occurred. If the only undelivered element is a service, revenue from the delivered element is recognized over the service period.

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
Foreign currency transactions and balances are those that are denominated in a currency other than the subsidiary’s functional currency. The U.S. dollar is the functional currency for certain foreign subsidiaries who conduct business predominantly in U.S. dollars. For these subsidiaries, transactions and balances denominated in the local currency are foreign currency transactions. Foreign currency transactions and balances related to non-monetary assets and liabilities are remeasured to the functional currency of the subsidiary at historical exchange rates while monetary assets and liabilities are remeasured to the functional currency of the subsidiary at current exchange rates. Foreign currency exchange gains or losses from remeasurement are included in the "Foreign currency exchange gain (losses), net" line on our consolidated statement of operations together with gains or losses on our undesignated foreign currency hedges.
Derivative Financial Instruments. Derivative financial instruments are accounted for in accordance with the authoritative guidance which requires that each derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Our derivative financial instruments consist of foreign exchange forward contracts. For derivative financial instruments to qualify for hedge accounting, the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and must expose us to risk; and (3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The authoritative guidance requires that changes in our derivatives’ fair values be recognized in income unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges). We record the effective portion of the unrealized gains and losses on our derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income (loss) in the accompanying consolidated statements of financial position. Any ineffectiveness or excluded portion of a designated cash flow hedge is recognized in income. Upon settlement or maturity of the cash flow hedge contracts, the realized gains and losses are recognized in income.
Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, assumptions used in valuing stock-based compensation arrangements, valuation of derivative financial instruments and investments, business combinations, intangible assets and other long-lived assets, valuation of goodwill, contingencies and litigation. We evaluate our estimates on a continuous basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.
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
Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, time deposits, investments in securities, derivative financial instruments and billed and unbilled accounts receivable. We maintain our cash and cash equivalents, investments and derivative financial instruments with high credit quality financial institutions, invest in investment-grade debt securities and limit the amount of credit exposure to any one commercial issuer. Our accounts receivable are dispersed across many customers operating in different industries; therefore, concentration of credit risk is limited.

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
Earnings Per Share, or EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding. For purposes of computing diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, respectively, 4.2 million, 4.4 million and 5.7 million shares were assumed to have been outstanding related to common share equivalents. We exclude from the calculation of diluted EPS options with exercise prices that are greater than the average market price and shares related to stock-based awards whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of our common stock for the period, because their effect would be anti-dilutive. We excluded 0.1 million of anti-dilutive shares in 2015, 2014 and 2013 from our diluted EPS calculation. We include performance stock unit awards in the dilutive potential common shares when they become contingently issuable per the authoritative guidance and exclude the awards when they are not contingently issuable.

Recently Adopted Accounting Pronouncement.

In November 2015, the Financial Accounting Standards Board, or FASB, issued an update to the standard on income taxes pertaining to the balance sheet classification of deferred income taxes. The update requires that all deferred income tax assets and liabilities, along with any related valuation allowance, within each tax jurisdiction be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will only have one net noncurrent deferred income tax asset or liability. This guidance is effective on either a prospective or retrospective basis for fiscal years, and interim periods within those years, beginning on or after January 1, 2017 with early adoption permitted. We elected to early adopt this guidance retrospectively in the fourth quarter of 2015. We conformed prior years' presentation to current year's presentation on our consolidated statement of financial position. There is no impact on our consolidated statement of operations.

New Accounting Pronouncements.

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

In April 2015, the FASB issued an update to the standard on interest related to the presentation of debt issuance costs. The standard requires debt issuance costs, other than costs incurred to secure lines of credit, be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The standard is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after January 1, 2016. The adoption of this standard will affect financial statement presentation only and will have no effect on our financial condition or results of operations.

In April 2015, the FASB issued an update to the standard on internal-use software providing guidance to customers in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the standard requires the customer to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer is required to account for the arrangement as a service contract. The standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2016. A company can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We plan to adopt the amendments to this standard prospectively beginning January 1, 2016. We do not expect the adoption of this amendment to have a material effect on our financial condition or results of operations.

In January 2016, the FASB issued an update to the standard on financial instruments. The update significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements.  The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2018. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption.  Early adoption of certain sections of this update is permitted. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

Note 2 — Business Combinations
2015:
We did not complete any material business combinations in 2015.
2014 TriZetto acquisition:
On November 20, 2014, we completed the acquisition of TZ US Parent, Inc. ("TriZetto"), a private U.S. healthcare information technology company for an aggregate purchase price, after giving effect to various purchase price adjustments, of approximately $2,627.8 million (net of cash acquired of $170.5 million). The TriZetto acquisition positioned Cognizant to better serve a wider cross-section of clients with an integrated solution set, combining technology with our healthcare services business. In connection with the acquisition of TriZetto, we entered into a credit agreement with a commercial bank syndicate providing for a $1,000.0 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with the TriZetto acquisition.
Our allocation of purchase price as of November 20, 2014 (the closing date of the TriZetto acquisition) to the fair value of assets acquired and liabilities assumed was as follows:

Amount
(in millions)
Cash	$170.5
Trade accounts receivable	83.1
Unbilled accounts receivable	32.5
Other current assets	11.2
Property and equipment	124.0
Identifiable intangible assets	849.0
Other noncurrent assets	14.8
Accounts payable	(12.5)
Deferred revenue	(48.3)
Accrued expenses and other current liabilities	(118.3)
Other noncurrent liabilities	(54.8)
Deferred income tax liabilities, net	(209.0)
Goodwill	1,956.1
Total purchase price	$2,798.3
We allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their fair values. The excess of purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed was allocated to goodwill. Such goodwill principally represents the value of synergies expected to be realized between Cognizant and TriZetto and the acquired assembled workforce, neither of which qualify as a separate amortizable intangible asset. The goodwill is not deductible for tax purposes and has been allocated to our Healthcare reportable segment. The above allocation of the purchase price is based upon our analysis of the fair value of identifiable assets acquired and liabilities assumed as of the acquisition date. We finalized the purchase price allocation within the measurement period ended on November 20, 2015, resulting in no material adjustments.

Acquired identifiable intangible assets were measured at fair value determined primarily using the income approach, which required a forecast of all expected future cash flows either through the use of the relief-from-royalty method or the excess earnings method. The fair value of the identifiable intangible assets and their weighted-average useful lives at the time of acquisition were as follows:

	Fair Value	Weighted Average Useful Life
	(Dollars in millions)
Corporate trademark	$63.0	Indefinite
Product trademarks	21.0	16.9 years
Technology	328.0	7.7 years
Customer relationships	437.0	15.8 years
Total	$849.0
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

	Unaudited Pro Forma Information
	For the Years Ended
	December 31, 2014	December 31, 2013
	(in millions)
Revenues	$10,893.0	$9,519.6
Income from operations	1,959.5	1,253.2
These amounts have been calculated after adjusting for the additional amortization and depreciation expense that would have been recorded assuming the fair value adjustments to finite-lived intangible assets and property, plant and equipment had been applied on January 1, 2013.
The pro forma income from operations for the year ended December 31, 2014 was adjusted to exclude $40.6 million of transaction related professional services costs and $94.3 million of other costs incurred. Such costs were included in the pro forma income from operations for the year ended December 31, 2013.
Supplemental schedule of noncash investing activities:
In conjunction with the TriZetto acquisition, liabilities were assumed as follows:

Year Ended December 31, 2014
(in millions)
Fair value of assets acquired	$3,070.7
Purchase price paid in cash (net of cash acquired)	(2,627.8)
Liabilities assumed	$442.9
Other 2014 and 2013 acquisitions:
During 2014, excluding the acquisition of TriZetto, we completed three other business combinations for total cash consideration of approximately $46.2 million (net of cash acquired). These transactions strengthened our digital business capabilities and expertise to further develop the portfolio of digital solutions and services we offer our customers. As part of these business combinations, we acquired customer relationship assets, assembled workforces, developed technology and other assets.

During 2013, we completed four business combinations business combinations for total cash consideration of approximately $184.2 million (net of cash acquired). These transactions strengthened our local presence in Germany, Switzerland and France, expanded our expertise in enterprise application services and high-end testing services, broadened our business process services capabilities within finance and accounting, and strengthened our financial services management and regulatory consulting practice. As part of these business combinations, we acquired customer relationship assets, assembled workforces, a software platform and other assets.
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

	2014		2013
	Fair Value	Useful Life	Fair Value	Useful Life
	(Dollars in millions)
Total initial consideration, net of cash acquired	$46.2		$184.2
Purchase price allocated to:
Non-deductible goodwill	30.9		129.9
Customer relationship intangible assets	12.1	3-10 years	58.6	5-10 years
Other intangible assets	4.3	1-4 years	7.2	1-5 years
The primary items that generated the aforementioned goodwill are the value of the synergies between the acquired companies and us and the acquired assembled workforces, neither of which qualify as an amortizable intangible asset.

Note 3 — Short-term Investments
Our short-term investments were as follows as of December 31:

	2015	2014
	(in millions)
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$527.1	$544.7
Corporate and other debt securities	360.5	358.6
Certificates of deposit and commercial paper	754.0	4.6
Asset-backed securities	229.6	220.1
Municipal debt securities	121.3	112.8
Mutual funds	22.3	21.9
Total available-for-sale investment securities	2,014.8	1,262.7
Time deposits	809.5	501.9
Total short-term investments	$2,824.3	$1,764.6
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

Available-for-Sale Investment Securities
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities were as follows at December 31:

	2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$528.9	$—	$(1.8)	$527.1
Corporate and other debt securities	361.9	0.1	(1.5)	360.5
Certificates of deposit and commercial paper	754.0	0.1	(0.1)	754.0
Asset-backed securities	230.3	0.1	(0.8)	229.6
Municipal debt securities	121.2	0.2	(0.1)	121.3
Mutual funds	25.3	0.1	(3.1)	22.3
Total available-for-sale investment securities	$2,021.6	$0.6	$(7.4)	$2,014.8

	2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$544.7	$0.4	$(0.4)	$544.7
Corporate and other debt securities	359.0	0.3	(0.7)	358.6
Certificates of deposit and commercial paper	4.6	—	—	4.6
Asset-backed securities	220.4	0.1	(0.4)	220.1
Municipal debt securities	112.5	0.4	(0.1)	112.8
Mutual funds	23.9	0.3	(2.3)	21.9
Total available-for-sale investment securities	$1,265.1	$1.5	$(3.9)	$1,262.7
The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31:

	2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$475.7	$(1.8)	$—	$—	$475.7	$(1.8)
Corporate and other debt securities	315.1	(1.5)	3.1	—	318.2	(1.5)
Certificates of deposit and commercial paper	271.5	(0.1)	—	—	271.5	(0.1)
Asset-backed securities	199.4	(0.7)	11.4	(0.1)	210.8	(0.8)
Municipal debt securities	56.5	(0.1)	—	—	56.5	(0.1)
Mutual funds	—	—	21.1	(3.1)	21.1	(3.1)
Total	$1,318.2	$(4.2)	$35.6	$(3.2)	$1,353.8	$(7.4)

	2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$256.9	$(0.4)	$—	$—	$256.9	$(0.4)
Corporate and other debt securities	229.7	(0.7)	—	—	229.7	(0.7)
Certificates of deposit and commercial paper	3.7	—	—	—	3.7	—
Asset-backed securities	151.9	(0.3)	2.8	(0.1)	154.7	(0.4)
Municipal debt securities	28.0	(0.1)	—	—	28.0	(0.1)
Mutual funds	—	—	20.7	(2.3)	20.7	(2.3)
Total	$670.2	$(1.5)	$23.5	$(2.4)	$693.7	$(3.9)
The unrealized losses for the above securities as of December 31, 2015 and 2014 are primarily attributable to changes in interest rates. As of December 31, 2015, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).
The contractual maturities of our fixed income available-for-sale investment securities as of December 31, 2015 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$806.4	$806.5
Due after one year up to two years	536.6	535.1
Due after two years up to three years	404.9	403.3
Due after three years up to four years	18.1	18.0
Asset-backed securities	230.3	229.6
Fixed income available-for-sale investment securities	$1,996.3	$1,992.5
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
Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	2015	2014	2013
	(in millions)
Proceeds from sales of available-for-sale investment securities	$781.9	$1,475.6	$1,119.8

Gross gains	$1.4	$2.2	$2.0
Gross losses	(0.5)	(0.4)	(0.6)
Net realized gains on sales of available-for-sale investment securities	$0.9	$1.8	$1.4

Note 4 — Property and Equipment, net
Property and equipment were as follows as of December 31:

	Estimated Useful Life (Years)	2015	2014
		(in millions)
Buildings	30	$804.9	$605.0
Computer equipment and software	3	696.9	537.3
Furniture and equipment	5 – 9	384.5	322.6
Land		22.6	22.6
Leasehold land	lease term	63.4	60.1
Capital work-in-progress		114.9	304.7
Leasehold improvements	Shorter of the lease term or the life of the leased asset	263.3	247.0
Sub-total		2,350.5	2,099.3
Accumulated depreciation and amortization		(1,079.1)	(852.1)
Property and equipment, net		$1,271.4	$1,247.2

Depreciation and amortization expense related to property and equipment was $233.1 million, $172.1, and $155.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The gross amount of property and equipment recorded under capital leases was $45.9 million and $37.0 million at December 31, 2015 and 2014, respectively, and primarily related to buildings. Accumulated amortization and amortization expense related to capital lease assets were immaterial for the periods presented.
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
Note 5 — Goodwill and Intangible Assets, net
Changes in goodwill by our reportable segments were as follows for the years ended December 31, 2015 and 2014:

Segment	January 1, 2015	Goodwill Additions	Foreign Currency Translation Adjustments	December 31, 2015
	(in millions)
Financial Services	$204.5	$5.5	$(7.3)	$202.7
Healthcare	2,079.9	—	(3.5)	2,076.4
Manufacturing/Retail/Logistics	69.2	—	(2.3)	66.9
Other	60.0	—	(1.3)	58.7
Total goodwill	$2,413.6	$5.5	$(14.4)	$2,404.7

Segment	January 1, 2014	Goodwill Additions	Foreign Currency Translation Adjustments	December 31, 2014
	(in millions)
Financial Services	$208.6	$4.0	$(8.1)	$204.5
Healthcare	107.4	1,976.9	(4.4)	2,079.9
Manufacturing/Retail/Logistics	71.6	0.7	(3.1)	69.2
Other	56.6	5.4	(2.0)	60.0
Total goodwill	$444.2	$1,987.0	$(17.6)	$2,413.6
In 2014, the increase in goodwill was primarily related to business combinations completed during the year and described in Note 2. We have not recognized any impairment losses on our goodwill balances.

Components of intangible assets were as follows as of December 31:

	2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$650.3	$(157.6)	$492.7
Developed technology	332.1	(52.5)	279.6
Indefinite life trademarks	63.0	—	63.0
Other	45.1	(16.1)	29.0
Total intangible assets	$1,090.5	$(226.2)	$864.3

	2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$644.4	$(112.2)	$532.2
Developed technology	332.1	(8.7)	323.4
Indefinite life trademarks	63.0	—	63.0
Other	45.8	(10.7)	35.1
Total intangible assets	$1,085.3	$(131.6)	$953.7

Other than certain trademarks with indefinite lives, our intangible assets have finite lives and as such are subject to amortization. Amortization of intangible assets totaled $96.9 million for 2015, $36.0 million for 2014 and $24.2 million for 2013. During 2015, 2014 and 2013, amortization of $4.8 million, $8.4 million and $7.7 million, respectively, relating to customer relationship intangible assets was recorded as a reduction of revenues. These intangible assets are attributed to direct revenue contracts with sellers of acquired businesses.
Estimated amortization expense related to our existing intangible assets for the next five years is as follows:

Year	Amount
(in millions)
2016	$96.1
2017	93.2
2018	85.8
2019	83.5
2020	76.3

Note 6 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows as of December 31:

	2015	2014
	(in millions)
Compensation and benefits	$1,272.0	$906.8
Income taxes	17.1	23.8
Professional fees	69.6	82.7
Travel and entertainment	29.8	35.0
Customer volume incentives	236.1	192.1
Derivative financial instruments	10.9	97.3
Other	182.9	184.6
Total accrued expenses and other current liabilities	$1,818.4	$1,522.3

Note 7 — Debt

On November 20, 2014, we entered into a credit agreement with a commercial bank syndicate providing for a $1,000.0 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with the TriZetto acquisition. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature on November 20, 2019. As of December 31, 2015 and 2014, we had notes outstanding under the revolving credit facility of $350.0 million and $650.0 million, respectively. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. We are required under the credit agreement to make scheduled quarterly principal payments on the term loan.

The credit agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Under the credit agreement, we are required to pay commitment fees on the unused portion of the revolving credit facility, which vary based on our debt ratings (or, if we have not received debt ratings, our debt to total stockholders' equity ratio). At December 31, 2015, the interest rates on the term loan and revolving credit facility were 1.40% and 1.42%, respectively. As the interest rates on our term loan and notes outstanding under the revolving credits facility are variable, the fair value of our debt balances approximates their carrying value as of December 31, 2015 and 2014.

The credit agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the credit agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of December 31, 2015, we are in compliance with our debt covenants.

Deferred financing costs of $6.0 million related to the credit agreement are being amortized over the life of the credit agreement. As of December 31, 2015 and 2014, $4.4 million and $5.7 million, respectively, of deferred financing costs are included in other noncurrent assets in the accompanying consolidated statement of financial position.

Short-term Debt
The following summarizes our short-term debt balances as of December 31:

	2015	2014
	(in millions)
Notes drawn under revolving credit facility	$350.0	$650.0
Term loan - current maturities	56.3	50.0
Total short-term debt	$406.3	$700.0

We have classified debt outstanding under our revolving credit facility as a short-term obligation on our consolidated statement of financial position. While the revolving credit facility has a contractual term beyond one year, it requires an execution of a note for each borrowing under the facility and such notes are each less than one year in duration. In addition, management does not intend to continuously replace the notes executed under the revolving credit facility for a continuous period that extends beyond one year.
Long-term Debt
The following summarizes our long-term debt balances as of December 31:

	2015	2014
	(in millions)
Term loan, due 2019	$937.5	$987.5
Less: current maturities	(56.3)	(50.0)
Long-term debt, net of current maturities	$881.2	$937.5

The following represents the schedule of maturities of long-term debt:

Year	Amounts
(in millions)
2016	56.3
2017	81.2
2018	100.0
2019	700.0
$937.5
Note 8 — Income Taxes
Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2015	2014	2013
	(in millions)
United States	$738.5	$589.2	$540.7
Foreign	1,425.1	1,334.8	1,147.2
Income before provision for income taxes	$2,163.6	$1,924.0	$1,687.9
The provision for income taxes consists of the following components for the years ended December 31:

	2015	2014	2013
	(in millions)
Current:
Federal and state	$351.8	$260.2	$270.0
Foreign	314.3	324.1	277.5
Total current	666.1	584.3	547.5
Deferred:
Federal and state	(58.1)	(20.2)	(37.1)
Foreign	(68.0)	(79.4)	(51.1)
Total deferred	(126.1)	(99.6)	(88.2)
Total provision for income taxes	$540.0	$484.7	$459.3
The reconciliation between our effective income tax rate and the U.S. federal statutory rate were as follows for the years ended December 31:

	2015	%	2014	%	2013	%
	(Dollars in millions)
Tax expense, at U.S. federal statutory rate	$757.3	35.0	$673.4	35.0	$590.8	35.0
State and local income taxes, net of federal benefit	42.4	2.0	34.5	1.8	33.1	2.0
Non-taxable income for Indian tax purposes	(201.4)	(9.3)	(183.0)	(9.5)	(146.3)	(8.7)
Rate differential on foreign earnings	(34.0)	(1.6)	(31.8)	(1.7)	(24.6)	(1.5)
Other	(24.3)	(1.1)	(8.4)	(0.4)	6.3	0.4
Total provision for income taxes	$540.0	25.0	$484.7	25.2	$459.3	27.2

The significant components of deferred income tax assets and liabilities recorded on the consolidated statements of financial position were as follows as of December 31:

	2015	2014
	(in millions)
Deferred income tax assets:
Net operating losses	$5.9	$10.0
Revenue recognition	72.1	56.5
Compensation and benefits	194.0	145.6
Stock-based compensation	26.1	22.5
Minimum alternative tax (MAT) and other credits	219.1	184.2
Other accrued expenses	110.6	101.7
Other	2.9	15.1
	630.7	535.6
Less: valuation allowance	(10.4)	(11.4)
Deferred income tax assets, net	620.3	524.2
Deferred income tax liabilities:
Depreciation and amortization	23.9	21.2
Intangible assets	251.9	280.6
Deferred income tax liabilities	275.8	301.8
Net deferred income tax assets	$344.5	$222.4
In the table above, certain unrecognized income tax benefits have been netted against available same-jurisdiction deferred income tax carryforward assets.
At December 31, 2015, we had foreign and U.S. net operating loss carryforwards of approximately $6.1 million and $8.5 million, respectively. We have recorded valuation allowances on certain foreign net operating loss carryforwards. As of December 31, 2015 and 2014, deferred income tax assets related to the minimum alternative tax, or MAT, were approximately $252.3 million and $218.5 million, respectively. The calculation of the MAT includes all profits realized by our Indian subsidiaries and any MAT paid is creditable against future corporate income tax, subject to certain limitations. Our existing MAT assets expire between March 2018 and March 2026 and we expect to fully utilize them within the applicable 10-year expiration periods.
Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Our SEZ income tax holiday benefits are currently scheduled to expire in whole or in part during the years 2016 to 2025 and may be extended on a limited basis for an additional five years per unit if certain reinvestment criteria are met. Our Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 34.6%. In addition, all Indian profits, including those generated within SEZs, are subject to the MAT, at the rate of 21.3%. For the years ended December 31, 2015, 2014 and 2013, the effect of the income tax holidays granted by the Indian government was to reduce the overall income tax provision and increase net income by approximately $201.4 million, $183.0 million and $146.3 million, respectively, and increase diluted EPS by $0.33, $0.30 and $0.24, respectively.
We pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion outside the United States. Therefore, other than foreign earnings for which we have already accrued U.S. taxes, we do not intend to repatriate our foreign earnings as such earnings are deemed to be indefinitely reinvested outside the United States. As of December 31, 2015, the amount of unrepatriated Indian earnings and total foreign earnings (including unrepatriated Indian earnings) upon which no incremental U.S. taxes have been recorded is approximately $6,671.0 million and $7,495.0 million, respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.
We conduct business globally and file income tax returns in the U.S., including federal and state, as well as various foreign jurisdictions. Tax years that remain subject to examination by the Internal Revenue Service are 2012 and onward, and years that remain subject to examination by state authorities vary by state. Years under examination by foreign tax authorities are 2001 and onward. We record incremental tax expense, based upon the more-likely-than-not standard, for any uncertain tax positions. In addition, when applicable, we adjust the previously recorded income tax expense to reflect examination results when the position is effectively settled or otherwise resolved. Our ongoing evaluations of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can result in adjustments that increase or decrease our effective income tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain.
Changes in unrecognized income tax benefits were as follows for the years ended December 31:

	2015	2014
	(in millions)
Balance, beginning of year	$135.6	$96.6
Additions based on tax positions related to the current year	20.7	7.8
Additions for tax positions of prior years	6.5	5.9
Additions for tax positions of acquired subsidiaries	—	29.2
Reductions for tax positions due to lapse of statutes of limitations	(23.1)	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Foreign currency exchange movement	(1.0)	(3.9)
Balance, end of year	$138.7	$135.6
At December 31, 2015, the entire balance of unrecognized income tax benefits would affect our effective income tax rate, if recognized. While the Company believes uncertain tax positions may be settled or resolved within the next twelve months, it is difficult to estimate the income tax impact of these potential resolutions at this time. We recognize accrued interest and any penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued interest and penalties at December 31, 2015 and 2014 was approximately $11.3 million and $11.2 million, respectively, and relates to U.S. and foreign tax matters. The amounts of interest and penalties expensed in 2015, 2014 and 2013 were immaterial.

Note 9 — Derivative Financial Instruments
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

The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statement of financial position as of December 31:

		2015		2014
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$7.2	$—	$0.7	$—
	Other noncurrent assets	1.6	—	3.9	—
	Accrued expenses and other current liabilities	—	9.7	—	97.2
	Other noncurrent liabilities	—	13.5	—	10.0
	Total	8.8	23.2	4.6	107.2
Other Derivatives – Not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	0.4	—	2.0	—
	Accrued expenses and other current liabilities	—	1.2	—	0.1
	Total	0.4	1.2	2.0	0.1
Total		$9.2	$24.4	$6.6	$107.3

Cash Flow Hedges
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2016, 2017 and 2018. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of December 31, 2015, we estimate that $2.0 million, net of tax, of the net losses related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized (loss) included in accumulated other comprehensive income (loss) for such contracts were as follows as of December 31:

	2015	2014
	(in millions)
2015	$—	$1,320.0
2016	1,215.0	720.0
2017	900.0	420.0
2018	330.0	—
Total notional value of contracts outstanding	$2,445.0	$2,460.0
Net unrealized (loss) included in accumulated other comprehensive income (loss), net of taxes	$(11.7)	$(86.7)
Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the year ended December 31:

	Decrease (Increase) in Derivative Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2015	2014		2015	2014
	(in millions)
Cash Flow Hedges – Designated as hedging instruments
Foreign exchange forward contracts	$17.0	$115.7	Cost of revenues	$(59.3)	$(113.4)
			Selling, general and administrative expenses	(11.9)	(23.2)
			Total	$(71.2)	$(136.6)
The activity related to the change in net unrealized (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 11.
Other Derivatives
We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. Contracts outstanding as of December 31, 2015 are schedule to mature in 2016. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are reported in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
Additional information related to our outstanding contracts is as follows as of December 31:

	2015		2014
	Notional	Market Value	Notional	Market Value
	(in millions)
Contracts to purchase U.S. dollars and sell:
Indian rupees	$150.7	$(0.6)	$160.0	$1.8
Euros	5.3	(0.1)	24.4	0.2
British pounds	—	—	17.9	—
Australian dollars	8.2	(0.1)	9.6	(0.1)
Canadian dollars	1.3	—	3.7	—
Total	$165.5	$(0.8)	$215.6	$1.9
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the year ended December 31:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2015	2014
		(in millions)
Other Derivatives – Not designated as hedging instruments	Foreign currency exchange gains (losses), net
Foreign exchange forward contracts		$0.3	$(3.9)
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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$495.9	$—	$—	$495.9
Total cash equivalents	495.9	—	—	495.9
Short-term investments:
Time deposits	—	809.5	—	809.5
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	463.7	63.4	—	527.1
Corporate and other debt securities	—	360.5	—	360.5
Certificates of deposit and commercial paper	—	754.0	—	754.0
Asset-backed securities	—	229.6	—	229.6
Municipal debt securities	—	121.3	—	121.3
Mutual funds	—	22.3	—	22.3
Total available-for-sale investment securities	463.7	1,551.1	—	2,014.8
Total short-term investments	463.7	2,360.6	—	2,824.3
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	7.6	—	7.6
Accrued expenses and other current liabilities	—	(10.9)	—	(10.9)
Other noncurrent assets	—	1.6	—	1.6
Other noncurrent liabilities	—	(13.5)	—	(13.5)
Total	$959.6	$2,345.4	$—	$3,305.0

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$176.5	$—	$—	$176.5
Commercial paper	—	7.4	—	7.4
Total cash equivalents	176.5	7.4	—	183.9
Short-term investments:
Time deposits	—	501.9	—	501.9
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	426.8	117.9	—	544.7
Corporate and other debt securities	—	358.6	—	358.6
Certificates of deposit and commercial paper	—	4.6	—	4.6
Asset-backed securities	—	220.1	—	220.1
Municipal debt securities	—	112.8	—	112.8
Mutual funds	—	21.9	—	21.9
Total available-for-sale investment securities	426.8	835.9	—	1,262.7
Total short-term investments	426.8	1,337.8	—	1,764.6
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	2.7	—	2.7
Accrued expenses and other current liabilities	—	(97.3)	—	(97.3)
Other noncurrent assets	—	3.9	—	3.9
Other noncurrent liabilities	—	(10.0)	—	(10.0)
Total	$603.3	$1,244.5	$—	$1,847.8

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The value of the mutual funds invested in fixed income securities is based on the net asset value, or NAV, of the fund, with appropriate consideration of the liquidity and any restrictions on disposition of our investment in the fund. The carrying value of the time deposits approximated fair value as of December 31, 2015 and 2014.
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
During the years ended December 31, 2015, 2014 and 2013, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Note 11— Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows for the year ended December 31, 2015:

	2015
	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(34.8)	$—	$(34.8)
Change in foreign currency translation adjustments	(55.1)	—	(55.1)
Ending balance	$(89.9)	$—	$(89.9)
Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(2.4)	$0.8	$(1.6)
Net unrealized (losses) arising during the period	(3.5)	0.8	(2.7)
Reclassification of net (gains) to Other, net	(0.9)	0.6	(0.3)
Net change	(4.4)	1.4	(3.0)
Ending balance	$(6.8)	$2.2	$(4.6)
Unrealized (losses) on cash flow hedges:
Beginning balance	$(102.6)	$15.9	$(86.7)
Unrealized gains arising during the period	17.0	(0.3)	16.7
Reclassifications of losses to:
Cost of revenues	59.3	(10.8)	48.5
Selling, general and administrative expenses	11.9	(2.1)	9.8
Net change	88.2	(13.2)	75.0
Ending balance	$(14.4)	$2.7	$(11.7)
Accumulated other comprehensive income (loss):
Beginning balance	$(139.8)	$16.7	$(123.1)
Other comprehensive income (loss)	28.7	(11.8)	16.9
Ending balance	$(111.1)	$4.9	$(106.2)

Changes in accumulated other comprehensive income (loss) by component were as follows for the years ended December 31, 2014 and 2013:

	2014			2013
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$24.0	$—	$24.0	$11.5	$—	$11.5
Change in foreign currency translation adjustments	(58.8)	—	(58.8)	12.5	—	12.5
Ending balance	$(34.8)	$—	$(34.8)	$24.0	$—	$24.0
Unrealized (losses) gains on available-for-sale investment securities:
Beginning balance	$(0.5)	$0.2	$(0.3)	$2.5	$(0.9)	$1.6
Net unrealized (losses) arising during the period	(0.1)	—	(0.1)	(1.7)	0.6	(1.1)
Reclassification of net (gains) to Other, net	(1.8)	0.6	(1.2)	(1.3)	0.5	(0.8)
Net change	(1.9)	0.6	(1.3)	(3.0)	1.1	(1.9)
Ending balance	$(2.4)	$0.8	$(1.6)	$(0.5)	$0.2	$(0.3)
Unrealized (losses) on cash flow hedges:
Beginning balance	$(354.9)	$54.9	$(300.0)	$(296.6)	$43.8	$(252.8)
Unrealized gains (losses) arising during the period	115.7	(17.9)	97.8	(221.3)	36.2	(185.1)
Reclassifications of net losses to:
Cost of revenues	113.4	(17.5)	95.9	135.0	(20.8)	114.2
Selling, general and administrative expenses	23.2	(3.6)	19.6	28.0	(4.3)	23.7
Net change	252.3	(39.0)	213.3	(58.3)	11.1	(47.2)
Ending balance	$(102.6)	$15.9	$(86.7)	$(354.9)	$54.9	$(300.0)
Accumulated other comprehensive income (loss):
Beginning balance	$(331.4)	$55.1	$(276.3)	$(282.6)	$42.9	$(239.7)
Other comprehensive income (loss)	191.6	(38.4)	153.2	(48.8)	12.2	(36.6)
Ending balance	$(139.8)	$16.7	$(123.1)	$(331.4)	$55.1	$(276.3)

Note 12 — Commitments and Contingencies
We lease office space and equipment under operating leases, which expire at various dates through the year 2027. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments on our operating leases as of December 31, 2015 are as follows:

Operating lease obligation
(in millions)
2016	$134.2
2017	117.4
2018	95.6
2019	86.2
2020	68.4
Thereafter	164.9
Total minimum lease payments	$666.7
Rental expense totaled $212.3 million, $190.9 million and $166.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum rental payments on our capital leases as of December 31, 2015 are as follows:

Capital lease obligation
(in millions)
2016	$5.4
2017	4.9
2018	4.8
2019	4.3
2020	3.9
Thereafter	31.5
Total minimum lease payments	54.8
Interest	(14.6)
Present value of minimum lease payments	$40.2
As of December 31, 2015, we had outstanding fixed capital commitments of approximately $76.4 million related to our India real estate development program to build new Company-owned state-of-the-art IT development and delivery centers.
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

In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims related to such matters as our breach of certain representations or covenants, or out of our intellectual property infringement, our gross negligence or willful misconduct or certain other claims made against certain parties. Payments by us under any of these arrangements are generally conditioned on the client making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential amount of loss under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, we have not made payments under these indemnification agreements and therefore they have not had any impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have material adverse impacts on our business, results of operations, financial condition and cash flows.
Note 13 — Employee Benefits
We contribute to defined contribution plans in the United States and Europe, including 401(k) savings and supplemental retirement plans in the United States. Total expenses for Company contributions to these plans were $62.0 million, $45.1 million and $34.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutorily defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by the Company. For these plans, we recognized a contribution expense of $71.4 million, $63.4 million and $56.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
We also maintain a gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to the employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. Accordingly, our liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2015 and 2014, the amount accrued under the gratuity plan was $98.2 million and $90.8 million, which is net of fund assets of $77.6 million and $66.7 million, respectively. Expense recognized by us was $30.0 million, $36.4 million and $31.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 14 — Stock-Based Compensation Plans
On June 5, 2009, our stockholders approved the adoption of the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan (as amended and restated, the “2009 Incentive Plan”). Under the 2009 Incentive Plan, 48.0 million shares of our Class A common stock were reserved for issuance. The 2009 Incentive Plan is the successor plan to our Amended and Restated 1999 Incentive Compensation Plan which terminated on April 13, 2009 in accordance with its terms, our Amended and Restated Non-Employee Directors’ Stock Option Plan and our Amended and Restated Key Employees’ Stock Option Plan which terminated in July 2009 (collectively, the “Predecessor Plans”). The 2009 Incentive Plan will not affect any options or stock issuances outstanding under the Predecessor Plans. No further awards will be made under the Predecessor Plans. As of December 31, 2015, we have 12.9 million shares available for grant under the 2009 Incentive Plan.
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

We granted performance stock units that vest over periods ranging from one to three years to employees, including our executive officers. The vesting of performance stock units is contingent on both meeting certain financial performance targets and continued service. Stock-based compensation costs for performance stock units that vest proportionally are recognized on a graded-vesting basis over the vesting period based on the most probable outcome of the performance conditions. If the minimum performance targets are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in 2013, provides for the issuance of up to 28.0 million shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis. As of December 31, 2015, we had 8.2 million shares available for future grants and issuances under the Purchase Plan.
The allocation of total stock-based compensation expense between cost of revenues and selling, general and administrative expenses as well as the related income tax benefit were as follows for the three years ended December 31:

	2015	2014	2013
	(in millions)
Cost of revenues	$39.5	$26.8	$19.1
Selling, general and administrative expenses	152.5	108.0	99.7
Total stock-based compensation expense	$192.0	$134.8	$118.8
Income tax benefit	$46.2	$31.4	$29.4
We estimate the fair value of each stock option granted using the Black-Scholes option-pricing model. For the years ended December 31, 2015, 2014 and 2013, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We have not paid any dividends. Forfeiture assumptions used to recognize stock-based compensation expense are based on an analysis of historical data.
The fair values of option grants, including the Purchase Plan, were estimated at the date of grant during the years ended December 31, 2015, 2014, and 2013 based upon the following assumptions and were as follows:

	2015	2014	2013
Dividend yield	0%	0%	0%
Weighted average volatility factor:
Stock options	28.11%	28.74%	33.47%
Purchase Plan	25.78%	24.86%	29.17%
Weighted average expected life (in years):
Stock options	4.29	3.92	3.82
Purchase Plan	0.25	0.25	0.25
Weighted average risk-free interest rate:
Stock options	1.41%	1.25%	0.73%
Purchase Plan	0.12%	0.02%	0.05%
Weighted average grant date fair value:
Stock options	$16.53	$11.81	$8.65
Purchase Plan	$9.04	$7.29	$5.87
During the year ended December 31, 2015, we issued 2.1 million shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $19.2 million.

A summary of the activity for stock options granted under our stock-based compensation plans as of December 31, 2015 and changes during the year then ended is presented below:

	Number of Options (in millions)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	5.4	$17.84
Granted	0.1	65.38
Exercised	(1.3)	15.76
Cancelled	—	—
Expired	—	—
Outstanding at December 31, 2015	4.2	$19.09	1.75	$170.8
Vested and expected to vest at December 31, 2015	4.2	$19.02	1.75	$170.8
Exercisable at December 31, 2015	4.1	$18.22	1.66	$170.4
As of December 31, 2015, $0.8 million of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of one year. The total intrinsic value of options exercised was $58.5 million, $58.3 million and $137.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The fair value of performance stock units and restricted stock units is determined based on the number of stock units granted and the quoted price of our stock at date of grant.
A summary of the activity for performance stock units granted under our stock-based compensation plans as of December 31, 2015 and changes during the year then ended is presented below. The presentation reflects the number of performance stock units at the maximum performance milestones.

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2015	3.6	$47.42
Granted	0.7	64.39
Vested	(1.2)	37.69
Forfeited	(0.1)	47.67
Reduction due to the achievement of lower than maximum performance milestones	(0.5)	54.30
Unvested at December 31, 2015	2.5	$55.69
As of December 31, 2015, $55.0 million of total remaining unrecognized stock-based compensation cost related to performance stock units is expected to be recognized over the weighted-average remaining requisite service period of 1.83 years.
A summary of the activity for restricted stock units granted under our stock-based compensation plans as of December 31, 2015 and changes during the year then ended is presented below:

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2015	5.4	$48.73
Granted	2.0	63.25
Vested	(2.3)	47.15
Forfeited	(0.4)	50.97
Unvested at December 31, 2015	4.7	$55.50
As of December 31, 2015, $219.1 million of total remaining unrecognized stock-based compensation cost related to restricted stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.01 years.

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
Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	2015	2014	2013
	(in millions)
Revenues:
Financial Services	$5,002.9	$4,285.6	$3,717.6
Healthcare	3,667.5	2,689.4	2,264.8
Manufacturing/Retail/Logistics	2,343.9	2,093.6	1,868.3
Other	1,401.7	1,194.1	992.5
Total revenue	$12,416.0	$10,262.7	$8,843.2

Segment Operating Profit:
Financial Services	$1,641.9	$1,320.1	$1,212.1
Healthcare	1,200.0	851.0	829.9
Manufacturing/Retail/Logistics	802.7	685.7	630.3
Other	453.7	391.9	318.3
Total segment operating profit	4,098.3	3,248.7	2,990.6
Less: unallocated costs	1,956.3	1,363.8	1,312.7
Income from operations	$2,142.0	$1,884.9	$1,677.9

Geographic Area Information
Revenue and long-lived assets, by geographic area, were as follows:

	2015	2014	2013
	(in millions)
Revenues: (1)
North America(2)	$9,759.4	$7,879.8	$6,860.1
Europe(3)	2,008.2	1,883.6	1,579.2
Rest of World(4)	648.4	499.3	403.9
Total	$12,416.0	$10,262.7	$8,843.2

	2015	2014	2013
	(in millions)
Long-lived Assets: (5)
North America(2)	$242.4	$188.3	$48.4
Europe	32.2	29.8	22.7
Rest of World(4)(6)	996.8	1,029.1	1,010.1
Total	$1,271.4	$1,247.2	$1,081.2
_____________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes revenue from operations in the United Kingdom of $1,188.5 million, $1,099.2 million and $942.6 million for the years ended 2015, 2014 and 2013, respectively.

(4)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(5)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(6)	Substantially all of these long-lived assets relate to our operations in India.

Note 16 — Quarterly Financial Data (Unaudited)
Summarized quarterly results for the two years ended December 31, 2015 are as follows:

	Three Months Ended
2015	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Revenues	$2,911.4	$3,085.1	$3,187.0	$3,232.5	$12,416.0
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,727.2	1,844.8	1,934.6	1,933.6	7,440.2
Selling, general and administrative expenses	610.8	612.0	627.1	658.7	2,508.6
Depreciation and amortization expense	73.1	82.8	82.5	86.8	325.2
Income from operations	500.3	545.5	542.8	553.4	2,142.0
Net income	382.9	420.1	397.2	423.4	1,623.6
Basic EPS(1)	$0.63	$0.69	$0.65	$0.70	$2.67
Diluted EPS(1)	$0.62	$0.68	$0.65	$0.69	$2.65

	Three Months Ended
2014	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Revenues	$2,422.3	$2,517.1	$2,581.0	$2,742.3	$10,262.7
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,432.4	1,499.5	1,569.8	1,639.4	6,141.1
Selling, general and administrative expenses	485.4	482.9	506.0	562.7	2,037.0
Depreciation and amortization expense	44.5	46.7	47.7	60.8	199.7
Income from operations	460.0	488.0	457.5	479.4	1,884.9
Net income	348.9	371.9	355.6	362.9	1,439.3
Basic EPS(1)	$0.57	$0.61	$0.58	$0.60	$2.37
Diluted EPS(1)	$0.57	$0.61	$0.58	$0.59	$2.35

(1) The sum of the quarterly basic and diluted EPS for each of the four quarters may not equal the EPS for the year due to rounding.

Cognizant Technology Solutions Corporation
Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014 and 2013
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions /Other	Balance at End of Period
	(in millions)
Trade accounts receivable allowance for doubtful accounts:
2015	$36.9	$10.2	$—	$8.1	$39.0
2014	$26.8	$4.7	$6.2	$0.8	$36.9
2013	$25.8	$3.6	$—	$2.6	$26.8
Warranty accrual:
2015	$21.2	$27.6	$—	$25.1	$23.7
2014	$17.7	$24.9	$—	$21.4	$21.2
2013	$14.8	$20.3	$—	$17.4	$17.7
Valuation allowance—deferred income tax assets:
2015	$11.4	$3.3	$—	$4.3	$10.4
2014	$5.7	$0.2	$5.6	$0.1	$11.4
2013	$6.3	$4.0	$—	$4.6	$5.7

(1) Amounts relate to material acquisitions.