Form 10-Q
period 2016-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2016-05-06
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of April 29, 2016:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	605,869,539

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,523.8	$2,125.2
Short-term investments	2,927.9	2,824.3
Trade accounts receivable, net of allowances of $49.1 and $39.0, respectively	2,319.1	2,252.6
Unbilled accounts receivable	432.2	369.0
Other current assets	367.9	337.5
Total current assets	7,570.9	7,908.6
Property and equipment, net of accumulated depreciation of $1,135.6 and $1,079.1, respectively	1,270.0	1,271.4
Goodwill	2,461.8	2,404.7
Intangible assets, net	862.3	864.3
Deferred income tax assets, net	295.0	347.8
Other noncurrent assets	275.9	264.2
Total assets	$12,735.9	$13,061.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$213.2	$165.3
Deferred revenue	349.6	323.7
Short-term debt	162.5	406.3
Accrued expenses and other current liabilities	1,325.1	1,818.4
Total current liabilities	2,050.4	2,713.7
Deferred revenue, noncurrent	67.6	49.3
Deferred income tax liabilities, net	9.1	3.3
Long-term debt	858.4	876.8
Other noncurrent liabilities	138.1	139.8
Total liabilities	3,123.6	3,782.9
Commitments and contingencies (See Note 10)
Stockholders’ Equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000.0 shares authorized, 606.2 and 609.0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	6.1	6.1
Additional paid-in capital	301.4	453.0
Retained earnings	9,366.4	8,925.2
Accumulated other comprehensive income (loss)	(61.6)	(106.2)
Total stockholders’ equity	9,612.3	9,278.1
Total liabilities and stockholders’ equity	$12,735.9	$13,061.0
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$3,202.0	$2,911.4
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,915.4	1,727.2
Selling, general and administrative expenses	646.2	610.8
Depreciation and amortization expense	86.4	73.1
Income from operations	554.0	500.3
Other income (expense), net:
Interest income	30.6	18.0
Interest expense	(5.1)	(5.0)
Foreign currency exchange gains (losses), net	9.1	(2.2)
Other, net	0.5	(0.5)
Total other income (expense), net	35.1	10.3
Income before provision for income taxes	589.1	510.6
Provision for income taxes	147.9	127.7
Net income	$441.2	$382.9
Basic earnings per share	$0.73	$0.63
Diluted earnings per share	$0.72	$0.62
Weighted average number of common shares outstanding - Basic	608.0	609.6
Dilutive effect of shares issuable under stock-based compensation plans	3.8	4.3
Weighted average number of common shares outstanding - Diluted	611.8	613.9
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Net income	$441.2	$382.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19.5	(40.8)
Change in unrealized gains and losses on cash flow hedges, net of taxes	19.7	42.2
Change in unrealized gains and losses on available-for-sale securities, net of taxes	5.4	2.4
Other comprehensive income (loss)	44.6	3.8
Comprehensive income	$485.8	$386.7
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$441.2	$382.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.7	75.6
Provision for doubtful accounts	5.4	(4.9)
Deferred income taxes	68.6	29.0
Stock-based compensation expense	53.5	45.8
Excess tax benefits on stock-based compensation plans	(3.2)	(7.5)
Other	(2.1)	(5.1)
Changes in assets and liabilities:
Trade accounts receivable	(55.2)	(110.7)
Other current assets	(77.8)	(41.4)
Other noncurrent assets	(12.8)	(1.0)
Accounts payable	48.1	28.3
Deferred revenues, current and noncurrent	41.2	74.5
Other current and noncurrent liabilities	(525.8)	(276.2)
Net cash provided by operating activities	68.8	189.3
Cash flows from investing activities:
Purchases of property and equipment	(63.7)	(58.0)
Purchases of investments	(1,096.0)	(719.7)
Proceeds from maturity or sale of investments	1,001.8	413.7
Business combinations, net of cash acquired	(70.5)	—
Net cash (used in) investing activities	(228.4)	(364.0)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	49.4	36.7
Excess tax benefits on stock-based compensation plans	3.2	7.5
Repurchases of common stock	(257.4)	(38.4)
Repayment of term loan borrowings and capital lease obligations	(13.0)	(13.1)
Net change in notes outstanding under the revolving credit facility	(250.0)	(550.0)
Net cash (used in) financing activities	(467.8)	(557.3)
Effect of exchange rate changes on cash and cash equivalents	26.0	(6.7)
(Decrease) in cash and cash equivalents	(601.4)	(738.7)
Cash and cash equivalents, beginning of year	2,125.2	2,010.1
Cash and cash equivalents, end of period	$1,523.8	$1,271.4
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Condensed Consolidated Financial Statements
The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation unless the context indicates otherwise. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2015. In our opinion, all adjustments considered necessary for a fair presentation of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.
During the three months ended March 31, 2016, we repurchased 4.3 million shares of our Class A common stock for $244.6 million under our existing stock repurchase program approved by our Board of Directors. As of March 31, 2016, the remaining available balance under the Board authorization was $193.3 million. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. During the three months ended March 31, 2016, such repurchases totaled 0.2 million shares at an aggregate cost of $12.8 million.

Recently Adopted Accounting Pronouncements.

In April 2015, the Financial Accounting Standards Board, or FASB, issued an update related to the presentation of debt issuance costs. The updated standard requires debt issuance costs, other than costs incurred to secure lines of credit, be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this update. The guidance is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after January 1, 2016. Thus, we have adopted this guidance as of January 1, 2016. We conformed prior period's presentation to current period's presentation on our consolidated statement of financial position. The adoption of this standard impacted financial statement presentation only and had no effect on our financial condition or results of operations.

In April 2015, the FASB issued an update to the standard on internal-use software providing guidance to customers in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the updated standard requires the customer to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer is required to account for the arrangement as a service contract. The update is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2016. A company can elect to adopt the update either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We have adopted this update prospectively beginning January 1, 2016. The adoption of this update had no material effect on our financial condition or results of operations.

New Accounting Pronouncements.

In May 2014, the FASB issued a standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2018. Early adoption is permitted but not before periods beginning on or after January 1, 2017. In March and April 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, and accounting for licenses of intellectual property with the same effective date. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued an update to the standard on financial instruments. The update significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements.  The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2018. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption.  Early adoption of certain sections of this update is permitted. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued a standard on lease accounting. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2019. Upon adoption, entities will be required to use a modified retrospective transition which provides for certain practical expedients. Entities are required to apply the new standard at the beginning of the earliest comparative period presented. Early adoption of this new standard is permitted. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued an update to the standard on derivatives and hedging on the effect of derivative contract novations on existing hedge accounting relationships. As it relates to derivative instruments, novation refers to replacing one of the parties to a derivative instrument with a new party, which may occur for a variety of reasons such as: financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, or because of laws or regulatory requirements. The update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. Upon adoption, the entities can choose to apply on either a prospective basis or a modified retrospective basis. Early adoption of this update is permitted. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued an update to the standard on stock compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. Early adoption of this update is permitted. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures.

Note 2 — Business Combinations
During the three months ended March 31, 2016, we completed two business combinations for total consideration of approximately $69.2 million (net of cash acquired). One of these transactions was an acquisition of a global consulting and technology services company that strengthens and expands our digital capabilities to deliver cloud-based IT infrastructure services. The second transaction included an acquisition of a delivery center in Lithuania to enhance our delivery capabilities in Europe and a multi-year service agreement.

These acquisitions were included in our unaudited condensed consolidated financial statements as of the date on which the businesses were acquired and were not material to our operations, financial position or cash flow. We have preliminarily allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including non-deductible goodwill, based on their fair values. Specifically-identified intangible assets and goodwill acquired were as follows:

	Fair Value	Useful Life
	(in millions)
Non-deductible goodwill	51.9
Customer relationship intangible assets	21.1	7-8 years
Other intangible assets	0.2	1 year
The primary items that generated the aforementioned goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an amortizable intangible asset.

Note 3 — Short-term Investments

Our short-term investments were as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$598.9	$527.1
Corporate and other debt securities	394.0	360.5
Certificates of deposit and commercial paper	719.1	754.0
Asset-backed securities	241.9	229.6
Municipal debt securities	121.1	121.3
Mutual funds	22.6	22.3
Total available-for-sale investment securities	2,097.6	2,014.8
Time deposits	830.3	809.5
Total short-term investments	$2,927.9	$2,824.3
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
Available-for-Sale Investment Securities
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at March 31, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$596.6	$2.3	$—	$598.9
Corporate and other debt securities	392.9	1.3	(0.2)	394.0
Certificates of deposit and commercial paper	718.6	0.5	—	719.1
Asset-backed securities	241.7	0.4	(0.2)	241.9
Municipal debt securities	120.6	0.5	—	121.1
Mutual funds	25.7	—	(3.1)	22.6
Total available-for-sale investment securities	$2,096.1	$5.0	$(3.5)	$2,097.6

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2015 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$528.9	$—	$(1.8)	$527.1
Corporate and other debt securities	361.9	0.1	(1.5)	360.5
Certificates of deposit and commercial paper	754.0	0.1	(0.1)	754.0
Asset-backed securities	230.3	0.1	(0.8)	229.6
Municipal debt securities	121.2	0.2	(0.1)	121.3
Mutual funds	25.3	0.1	(3.1)	22.3
Total available-for-sale investment securities	$2,021.6	$0.6	$(7.4)	$2,014.8
The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of March 31, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$43.0	$—	$—	$—	$43.0	$—
Corporate and other debt securities	99.0	(0.2)	3.1	—	102.1	(0.2)
Asset-backed securities	103.9	(0.1)	10.5	(0.1)	114.4	(0.2)
Municipal debt securities	22.4	—	—	—	22.4	—
Mutual funds	1.1	(0.2)	21.5	(2.9)	22.6	(3.1)
Total	$269.4	$(0.5)	$35.1	$(3.0)	$304.5	$(3.5)

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31, 2015:

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
The unrealized losses for the above securities as of March 31, 2016 and December 31, 2015 are primarily attributable to changes in interest rates. As of March 31, 2016, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of our fixed income available-for-sale investment securities as of March 31, 2016 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$815.6	$816.2
Due after one year up to two years	573.7	575.1
Due after two years up to three years	384.4	386.5
Due after three years up to four years	55.0	55.3
Asset-backed securities	241.7	241.9
Fixed income available-for-sale investment securities	$2,070.4	$2,075.0
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
Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Proceeds from sales of available-for-sale investment securities	$561.6	$181.8

Gross gains	$0.3	$0.4
Gross losses	(0.3)	(0.1)
Net realized gains on sales of available-for-sale investment securities	$—	$0.3

Note 4 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Compensation and benefits	$807.3	$1,272.0
Income taxes	11.6	17.1
Professional fees	75.3	69.6
Travel and entertainment	28.0	29.8
Customer volume incentives	217.3	236.1
Derivative financial instruments	8.0	10.9
Other	177.6	182.9
Total accrued expenses and other current liabilities	$1,325.1	$1,818.4

Note 5 — Debt
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
Short-term Debt
The following summarizes our short-term debt balances as of:

	March 31, 2016	December 31, 2015
	(in millions)
Notes outstanding under revolving credit facility	$100.0	$350.0
Term loan - current maturities	62.5	56.3
Total short-term debt	$162.5	$406.3
Long-term Debt
The following summarizes our long-term debt balances as of:

	March 31, 2016	December 31, 2015
	(in millions)
Term loan, due 2019	$925.0	$937.5
Less:
Current maturities	(62.5)	(56.3)
Deferred financing costs	(4.1)	(4.4)
Long-term debt, net	$858.4	$876.8

In accordance with the recently adopted FASB update, we have presented debt issuance costs in the balance sheet as a direct deduction from the carrying value of that debt liability. As this guidance is effective on a retrospective basis, we conformed prior period's presentation to current period's presentation on our consolidated statement of financial position.

Note 6 — Income Taxes
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
Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2016	2015
Effective income tax rate	25.1%	25.0%
For the 2016 and 2015 periods, the principal reason for the difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statement of financial position as of:

		March 31, 2016		December 31, 2015
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$16.4	$—	$7.2	$—
	Other noncurrent assets	5.9	—	1.6	—
	Accrued expenses and other current liabilities	—	4.9	—	9.7
	Other noncurrent liabilities	—	7.3	—	13.5
	Total	22.3	12.2	8.8	23.2
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	0.3	—	0.4	—
	Accrued expenses and other current liabilities	—	3.1	—	1.2
	Total	0.3	3.1	0.4	1.2
Total		$22.6	$15.3	$9.2	$24.4

Cash Flow Hedges
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2016, 2017, and 2018. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of March 31, 2016, we estimate that $9.0 million, net of tax, of the net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized gains (losses) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	March 31, 2016	December 31, 2015
	(in millions)
2016	$915.0	$1,215.0
2017	1,005.0	900.0
2018	360.0	330.0
Total notional value of contracts outstanding	$2,280.0	$2,445.0
Net unrealized gains (losses) included in accumulated other comprehensive income (loss), net of taxes	$8.0	$(11.7)
Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.
The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the three months ended March 31:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2016	2015		2016	2015
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$22.0	$34.7	Cost of revenues	$(2.1)	$(11.2)
			Selling, general and administrative expenses	(0.4)	(2.5)
			Total	$(2.5)	$(13.7)
The activity related to the change in net unrealized gains (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 9.

Other Derivatives
We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into a series of foreign exchange forward contracts that are primarily to purchase U.S. dollars and sell Indian rupees and are scheduled to mature in 2016. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments is as follows:

	March 31, 2016		December 31, 2015
	Notional	Market Value	Notional	Market Value
	(in millions)
Contracts outstanding	$193.6	$(2.8)	$165.5	$(0.8)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three months ended March 31, 2016 and 2015:

	Location of Net (Losses) on Derivative Instruments	Amount of Net (Losses) on Derivative Instruments
		Three Months Ended March 31,
		2016	2015
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(2.8)	$(1.8)
The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 8 — Fair Value Measurements
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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$260.9	$—	$—	$260.9
Time deposits	—	323.0	—	323.0
Certificates of deposit and commercial paper	—	134.0	—	134.0
Total cash equivalents	260.9	457.0	—	717.9
Short-term investments:
Time deposits	—	830.3	—	830.3
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	540.2	58.7	—	598.9
Corporate and other debt securities	—	394.0	—	394.0
Certificates of deposit and commercial paper	—	719.1	—	719.1
Asset-backed securities	—	241.9	—	241.9
Municipal debt securities	—	121.1	—	121.1
Total available-for-sale investment securities(1)	540.2	1,534.8	—	2,075.0
Total short-term investments(1)	540.2	2,365.1	—	2,905.3
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	16.7	—	16.7
Accrued expenses and other current liabilities	—	(8.0)	—	(8.0)
Other noncurrent assets	—	5.9	—	5.9
Other noncurrent liabilities	—	(7.3)	—	(7.3)
Total	$801.1	$2,829.4	$—	$3,630.5
________________

(1)	Excludes mutual funds which are valued based on the net asset value, or NAV, of the fund and were $22.6 million at March 31, 2016.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$495.9	$—	$—	$495.9
Total cash equivalents	495.9	—	—	495.9
Short-term investments:
Time deposits	—	809.5	—	809.5
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	463.7	63.4	—	527.1
Corporate and other debt securities	—	360.5	—	360.5
Certificates of deposit and commercial paper	—	754.0	—	754.0
Asset-backed securities	—	229.6	—	229.6
Municipal debt securities	—	121.3	—	121.3
Total available-for-sale investment securities(1)	463.7	1,528.8	—	1,992.5
Total short-term investments(1)	463.7	2,338.3	—	2,802.0
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	7.6	—	7.6
Accrued expenses and other current liabilities	—	(10.9)	—	(10.9)
Other noncurrent assets	—	1.6	—	1.6
Other noncurrent liabilities	—	(13.5)	—	(13.5)
Total	$959.6	$2,323.1	$—	$3,282.7
________________

(1)	Excludes mutual funds which are valued based on the net asset value, or NAV, of the fund and were $22.3 million at December 31, 2015.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of the time deposits approximated fair value as of March 31, 2016 and December 31, 2015.
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
During the three months ended March 31, 2016 and the year ended December 31, 2015, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 9 — Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2016:

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(89.9)	$—	$(89.9)
Change in foreign currency translation adjustments	19.5	—	19.5
Ending balance	$(70.4)	$—	$(70.4)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(6.8)	$2.2	$(4.6)
Net unrealized gains arising during the period	8.3	(2.9)	5.4
Reclassification of net (gains) to Other, net	—	—	—
Net change	8.3	(2.9)	5.4
Ending balance	$1.5	$(0.7)	$0.8

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(14.4)	$2.7	$(11.7)
Unrealized gains arising during the period	22.0	(4.2)	17.8
Reclassifications of losses to:
Cost of revenues	2.1	(0.5)	1.6
Selling, general and administrative expenses	0.4	(0.1)	0.3
Net change	24.5	(4.8)	19.7
Ending balance	$10.1	$(2.1)	$8.0

Accumulated other comprehensive income (loss):
Beginning balance	$(111.1)	$4.9	$(106.2)
Other comprehensive income (loss)	52.3	(7.7)	44.6
Ending balance	$(58.8)	$(2.8)	$(61.6)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2015:

	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(34.8)	$—	$(34.8)
Change in foreign currency translation adjustments	(40.8)	—	(40.8)
Ending balance	$(75.6)	$—	$(75.6)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(2.4)	$0.8	$(1.6)
Net unrealized gains arising during the period	4.2	(1.7)	2.5
Reclassification of net (gains) to Other, net	(0.3)	0.2	(0.1)
Net change	3.9	(1.5)	2.4
Ending balance	$1.5	$(0.7)	$0.8

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(102.6)	$15.9	$(86.7)
Net unrealized gains arising during the period	34.7	(3.7)	31.0
Reclassifications of losses to:
Cost of revenues	11.2	(2.0)	9.2
Selling, general and administrative expenses	2.5	(0.5)	2.0
Net change	48.4	(6.2)	42.2
Ending balance	$(54.2)	$9.7	$(44.5)

Accumulated other comprehensive income (loss):
Beginning balance	$(139.8)	$16.7	$(123.1)
Other comprehensive income (loss)	11.5	(7.7)	3.8
Ending balance	$(128.3)	$9.0	$(119.3)

Note 10 — Commitments and Contingencies

As of March 31, 2016, we had outstanding fixed capital commitments of approximately $76.2 million related to our India development center expansion program to build new state-of-the-art IT development and delivery centers.
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

Note 11 — Segment Information
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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Revenues:
Financial Services	$1,285.7	$1,161.1
Healthcare	914.1	879.1
Manufacturing/Retail/Logistics	632.5	548.9
Other	369.7	322.3
Total revenue	$3,202.0	$2,911.4
Segment Operating Profit:
Financial Services	$423.0	$347.4
Healthcare	295.2	245.1
Manufacturing/Retail/Logistics	219.4	181.3
Other	121.6	92.0
Total segment operating profit	1,059.2	865.8
Less: unallocated costs	505.2	365.5
Income from operations	$554.0	$500.3

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Revenues: (1)
North America(2)	$2,497.3	$2,292.0
United Kingdom	298.8	285.1
Rest of Europe	226.6	190.8
Europe - Total	525.4	475.9
Rest of World (3)	179.3	143.5
Total	$3,202.0	$2,911.4

	As of
	March 31, 2016	December 31, 2015
	(in millions)
Long-lived Assets: (4)
North America(2)	$240.8	$242.4
Europe	34.3	32.2
Rest of World (3)(5)	994.9	996.8
Total	$1,270.0	$1,271.4
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(5)	Substantially all of these long-lived assets relate to our operations in India.

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
The following table sets forth key financial results for the three months ended March 31, 2016 and 2015:

			Increase
	2016	2015	$	%
	(Dollars in millions, except per share data)
Revenue	$3,202.0	$2,911.4	$290.6	10.0
Net income	441.2	382.9	58.3	15.2
Diluted earnings per share	0.72	0.62	0.10	16.1
Non-GAAP diluted earnings per share[1]	0.80	0.71	0.09	12.7
The key drivers of our revenue growth during the three months ended March 31, 2016 were as follows:

•
Solid performance across our Financial Services, Manufacturing/Retail/Logistics and Other business segments with revenue growth of 10.7%, 15.2% and 14.7%, respectively. Revenue growth for our Healthcare business segment was 4.0%, as the demand for our services in this segment was negatively impacted by the trend towards consolidation within the healthcare industry;

•	Sustained strength in the North American market where revenues grew 9.0% as compared to the quarter ended March 31, 2015;

•
Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets. Revenue from our customers outside the United States was negatively affected by the strength of the U.S. dollar against the British pound, the Euro and other currencies. In Europe, we experienced revenue growth of 10.4%, after a negative currency impact of 4.3%, as compared to the quarter ended March 31, 2015. Revenue from our Rest of World customers increased 24.9%, after a negative currency impact of 6.3%, as compared to the quarter ended March 31, 2015;

•	Increased customer spending on discretionary projects;

•	Expansion of our service offerings, including consulting and digital services, such as next generation IT solutions and platform-based solutions;

•	Continued expansion of the market for global delivery of IT and business process services; and

•	Increased penetration at existing customers, including strategic clients.
We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, enterprise information management, application testing, application maintenance, infrastructure services, and business process services. In addition, we are seeing a continued customer interest in digital solutions and increased demand for data mobility, mobile enterprise solutions and security services. We are also seeing an increase in demand for larger, more complex projects that are transformational for our customers, including managed services contracts. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater variability in our period to period operating results. We increased the number of strategic clients by 8 during the quarter, bringing the total number of our strategic clients to 308. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.
___________

1
Non-GAAP diluted earnings per share is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Our operating margin increased slightly to 17.3% for the quarter ended March 31, 2016 compared to 17.2% for the quarter ended March 31, 2015. The increase in our operating margin was due to decreases in certain operating expenses, including travel and professional services, and the impact of the depreciation of the Indian rupee against the U.S. dollar, partially offset by increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation accrual rates) for the quarter ended March 31, 2016 as compared to the 2015 period.
Our non-GAAP operating margin for the quarter ended March 31, 2016 increased slightly to 19.9%2 compared to 19.8%2 for the quarter ended March 31, 2015. The increase in our non-GAAP operating margin was due to decreases in certain operating expenses, including travel and professional services, and the impact of the depreciation of the Indian rupee against the U.S. dollar, partially offset by increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation accrual rates) for the quarter ended March 31, 2016 as compared to the 2015 period. Historically, we have invested our profits above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics and digital technology capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery, as well as recognizing and rewarding employee performance by means of enhanced incentive-based compensation. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.
We finished the first quarter of 2016 with approximately 233,000 employees, which is an increase of approximately 15,300 as compared to March 31, 2015. The increase in the number of our service delivery staff and the related infrastructure costs to meet the demand for our services are the primary drivers of the increase in our operating expenses in 2016. Annualized turnover, including both voluntary and involuntary, was approximately 14.6% for the three months ended March 31, 2016. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs, including incentive-based compensation costs, in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.
At March 31, 2016, we had cash, cash equivalents and short-term investments of $4,451.7 million, working capital of $5,520.5 million and debt outstanding of $1,020.9 million. We believe our cash from operations and capital resources on hand provide sufficient liquidity to continue to make investments to expand and grow our business, and meet our debt repayment obligations.
During the remainder of 2016, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Demand from our customers to help them meet their dual mandate of simultaneously achieving cost savings while investing in transformation and innovation;

•	Continued focus by customers on directing IT spending towards cost containment projects, such as application maintenance, infrastructure services and business process services;

•	Secular changes driven by evolving digital technologies and regulatory changes;

•	Demand from our banking customers may continue to be negatively affected by the current macroeconomic conditions affecting the industry;

•	Demand from our healthcare customers may continue to be negatively affected by the recent trend towards consolidation within the healthcare industry;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the world economy.

__________

2
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

In response to this environment, we plan to:

•	Continue to invest in our talent base and new service offerings, including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall IT spend by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, the Asia Pacific and Latin America regions, where we believe there are opportunities to gain market share;

•	Increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Focus on operating discipline in order to appropriately manage our cost structure; and

•	Locate most of our new development center facilities in tax incentivized areas.
Business Segments
Our four reportable business segments are:

•	Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services;

•	Healthcare, which includes healthcare providers and payers as well as life sciences customers, including pharmaceutical, biotech and medical device companies;

•	Manufacturing/Retail/Logistics, which includes consumer goods manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and

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
We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended March 31, 2016 and 2015. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

		% of		% of	Increase (Decrease)
	2016	Revenues	2015	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$3,202.0	100.0	$2,911.4	100.0	$290.6	10.0
Cost of revenues(1)	1,915.4	59.8	1,727.2	59.3	188.2	10.9
Selling, general and administrative expenses(1)	646.2	20.2	610.8	21.0	35.4	5.8
Depreciation and amortization expense	86.4	2.7	73.1	2.5	13.3	18.2
Income from operations	554.0	17.3	500.3	17.2	53.7	10.7
Other income (expense), net	35.1		10.3		24.8	240.8
Income before provision for income taxes	589.1	18.4	510.6	17.5	78.5	15.4
Provision for income taxes	147.9		127.7		20.2	15.8
Net income	$441.2	13.8	$382.9	13.2	$58.3	15.2
Diluted earnings per share	$0.72		$0.62		$0.10
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$636.6	19.9	$576.8	19.8	$59.8	10.4
Non-GAAP diluted earnings per share	$0.80		$0.71		$0.09
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 10.0%, or $290.6 million, to $3,202.0 million during the three months ended March 31, 2016 from $2,911.4 million during the three months ended March 31, 2015. The increase in revenue was primarily attributed to services related to integration of digital technologies to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall IT and operations costs and continued penetration in all our geographic markets. Revenue from customers added since March 31, 2015 was $93.5 million and represented 32.2% of the period over period revenue increase.
Our consulting and technology services revenues for the three months ended March 31, 2016 increased by approximately 12.9% compared to the three months ended March 31, 2015 and represented approximately 57.8% of total revenues for the three months ended March 31, 2016. Our outsourcing services revenue for the three months ended March 31, 2016 increased by approximately 6.2% and constituted approximately 42.2% of total revenues for the three months ended March 31, 2016. While both consulting and technology services revenue and outsourcing services revenue grew, we continue to see a shift in customer spending from legacy application maintenance toward project-based work, including digital and other transformational programs.
Revenues from our top five customers as a percentage of total revenues were 10.5% and 11.2% for the quarters ended March 31, 2016 and 2015, respectively. Revenues from our top ten customers as a percentage of total revenues were 17.7% and 19.0% for the quarters ended March 31, 2016 and 2015, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the three months ended March 31:

	2016	2015	Increase
			$	%
	(Dollars in millions)
Financial Services	$1,285.7	$1,161.1	$124.6	10.7
Healthcare	914.1	879.1	35.0	4.0
Manufacturing/Retail/Logistics	632.5	548.9	83.6	15.2
Other	369.7	322.3	47.4	14.7
Total revenue	$3,202.0	$2,911.4	$290.6	10.0

Revenue from our Financial Services segment grew 10.7% or $124.6 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Our banking and insurance customers contributed $59.5 million and $65.1 million, respectively, to the period over period revenue increase. In this segment, revenue from customers added since March 31, 2015 was $26.3 million and represented 21.1% of the period over period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies to align with shifts in consumer preferences, cost optimization, regulatory compliance driven initiatives, cyber security and vendor consolidation. We believe demand from certain of our banking customers has been and may continue to be negatively affected by the current macroeconomic conditions affecting the industry.
Revenue from our Healthcare segment grew 4.0% or $35.0 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Our life sciences and healthcare customers contributed $31.3 million and $3.7 million, respectively, to the period over period revenue growth. Revenue from customers added since March 31, 2015 was $18.3 million and represented 52.2% of the period over period revenue increase in this segment. The increase in revenue from our healthcare payer customers was driven by our customers' cost optimization initiatives. The demand for our services has been and may continue to be affected by the trend towards consolidation within the healthcare industry. We believe that in the long term the healthcare industry continues to present a growth opportunity due to factors which are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.
Revenue from our Manufacturing/Retail/Logistics segment grew 15.2% or $83.6 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Our retail and hospitality customers and our manufacturing and logistics customers contributed $57.6 million and $26.0 million, respectively, to the period over period revenue increase. Revenue from customers added since March 31, 2015 was $26.0 million and represented 31.1% of the period over period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies to align with shifts in consumer preferences, omni channel commerce implementation and integration efforts, analytics, supply chain consulting and implementation initiatives and product transformation.
Revenue from our Other segment grew 14.7% or $47.4 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. In the first quarter of 2016, growth within Other was driven by increased adoption of digital technologies, platform engineering for cloud solutions and an overall increase in discretionary spending. Revenue growth in this segment was strong among our technology customers, where revenue increased by $29.9 million, and our telecommunications customers, where revenue increased by $10.3 million. Revenue from customers added since March 31, 2015 was $22.9 million and represented 48.3% of the period over period revenue increase in this segment.

Revenue - Geographic Markets. Revenues by geographic market were as follows for the three months ended March 31:

	2016	2015	Increase
			$	%
	(Dollars in millions)
North America	$2,497.3	$2,292.0	$205.3	9.0
United Kingdom	298.8	285.1	13.7	4.8
Rest of Europe	226.6	190.8	35.8	18.8
Europe - Total	525.4	475.9	49.5	10.4
Rest of World	179.3	143.5	35.8	24.9
Total Revenue	$3,202.0	$2,911.4	$290.6	10.0

North America continues to be our largest market, representing 78.0% of total revenue for the first quarter of 2016, and accounting for $205.3 million of the $290.6 million total revenue increase from the first quarter of 2015.
The revenue growth in Europe and Rest of World markets was driven by an increase in customer discretionary spending and customer adoption and integration of digital technologies to align with shifts in consumer preferences. In the first quarter of 2016, revenue from our customers in Europe grew 10.4%, after a negative currency impact of 4.3% compared to the same period in 2015. Revenue from our Rest of World customers grew 24.9%, after a negative currency impact of 6.3% in the first quarter of 2016, and was primarily driven by the India, Singapore and Australia markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long-term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 10.9% or $188.2 million during the first quarter of 2016 as compared to the first quarter of 2015. The increase was due primarily to an increase in compensation and benefits costs (inclusive of the impact of higher incentive-based compensation accrual rates), partially offset by the decrease in professional services costs and the depreciation of the Indian rupee against the U.S. dollar in 2016 as compared to the 2015 period. For the three months ended March 31, 2016, compensation and benefit costs increased primarily as a result of the increase in the number of our service delivery personnel, and higher incentive-based compensation costs in 2016 as compared to 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 7.1% or $48.7 million during the first quarter of 2016 as compared to the first quarter of 2015. Selling, general and administrative expenses, including depreciation and amortization, decreased as a percentage of revenue to 22.9% in the first quarter of 2016 as compared to 23.5% in the first quarter of 2015. The decrease as a percentage of revenue was due primarily to decreases in certain operating expenses, including travel and professional services and the impact of the depreciation of the Indian rupee against the U.S. dollar, partially offset by increases in compensation and benefits costs (inclusive of the impact of higher incentive-based compensation accrual rates) in 2016 as compared to the 2015 period.
Income from Operations and Operating Margin - Overall. Income from operations increased 10.7% or $53.7 million in the first quarter of 2016 as compared to the first quarter of 2015. Our operating margin increased slightly to 17.3% during the first quarter of 2016 from 17.2% in the first quarter of 2015, due to decreases in certain operating expenses, including travel and professional services, and the impact of the depreciation of the Indian rupee against the U.S. dollar, partially offset by increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation accrual rates) for the quarter ended March 31, 2016 as compared to the 2015 period. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 153 basis points or 1.53 percentage points in the three months ended March 31, 2016. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended March 31, 2016 and 2015, the settlement of our cash flow hedges negatively impacted our operating margin by approximately 8 basis points or 0.08 percentage points and 47 basis points or 0.47 percentage points, respectively.
For the three months ended March 31, 2016 and 2015, our non-GAAP operating margins were 19.9%3 and 19.8%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.
Segment Operating Profit. Segment operating profits were as follows for the three months ended March 31:

			Increase
	2016	2015	$	%
	(Dollars in millions)
Financial Services	$423.0	$347.4	$75.6	21.8
Healthcare	295.2	245.1	50.1	20.4
Manufacturing/Retail/Logistics	219.4	181.3	38.1	21.0
Other	121.6	92.0	29.6	32.2
Total segment operating profit	1,059.2	865.8	193.4	22.3
Less: unallocated costs	505.2	365.5	139.7	38.2
Income from operations	$554.0	$500.3	$53.7	10.7
Segment operating profit across all segments increased as a percentage of revenues due to revenue growth outpacing headcount growth, decreases in certain operating expenses, such as travel and professional services in 2016 as compared to the 2015 period, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. The increase in unallocated costs is attributable to continued investments to grow our business and higher incentive-based compensation accrual rates in 2016 compared to the 2015 period.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended March 31:

	2016	2015	Increase/ Decrease
	(in millions)
Foreign currency exchange gains (losses)	$11.9	$(0.4)	$12.3
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(2.8)	(1.8)	(1.0)
Net foreign currency exchange gains (losses)	9.1	(2.2)	11.3
Interest income	30.6	18.0	12.6
Interest expense	(5.1)	(5.0)	(0.1)
Other, net	0.5	(0.5)	1.0
Total other income (expense), net	$35.1	$10.3	$24.8

The foreign currency exchange gains of $11.9 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The $2.8 million of losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of March 31, 2016, the notional value of our undesignated hedges was $193.6 million. The increase in interest income of $12.6 million was primarily attributable to an increase in average invested balances in India in 2016.

_______________

3
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Provision for Income Taxes. The provision for income taxes increased to $147.9 million during the three months ended March 31, 2016 from $127.7 million during the three months ended March 31, 2015. The effective income tax rate increased slightly to 25.1% for the three months ended March 31, 2016 from 25.0% for the three months ended March 31, 2015. The increase in our effective income tax rate was primarily attributed to scheduled reductions of certain income tax holiday benefits, partially offset by discrete tax benefits recorded in 2016.
Net Income. Net income increased to $441.2 million for the three months ended March 31, 2016 from $382.9 million for the three months ended March 31, 2015, representing 13.8% and 13.2% of revenues, respectively.
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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

	2016	% of Revenues	2015	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$554.0	17.3	$500.3	17.2
Add: Stock-based compensation expense	53.5	1.7	45.8	1.6
Add: Acquisition-related charges (1)	29.1	0.9	30.7	1.1
Non-GAAP income from operations and non-GAAP operating margin	$636.6	19.9	$576.8	19.8

GAAP diluted earnings per share	$0.72		$0.62
Effect of above operating adjustments, net of tax	0.10		0.09
Effect on non-operating foreign currency exchange (gains) losses, net of tax (2)	(0.02)		—
Non-GAAP diluted earnings per share	$0.80		$0.71
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

Liquidity and Capital Resources
Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of March 31, 2016, we had cash, cash equivalents and short-term investments of $4,451.7 million and additional available capacity under our revolving credit facility of approximately $650.0 million. We have used and plan to continue to use a combination of our cash flow from operations, cash on hand and capacity available under our revolving credit facility for expansion of existing operations, including our offshore development and delivery centers, continued investments in new service lines and digital capabilities, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including funding working capital requirements.
The following table provides a summary of our cash flows for the three months ended March 31:

	2016	2015	Increase / Decrease
	(in millions)
Net cash from operating activities	$68.8	$189.3	$(120.5)
Net cash (used in) investing activities	(228.4)	(364.0)	135.6
Net cash (used in) financing activities	(467.8)	(557.3)	89.5
Operating activities. The decrease in cash generated from operating activities was primarily attributable to higher incentive based compensation payments made in the first quarter of 2016 as compared to the first quarter of 2015, partially offset by an increase in net income and non-cash expenses. Trade accounts receivable increased to $2,319.1 million at March 31, 2016 from $2,252.6 million at December 31, 2015. Unbilled accounts receivable increased to $432.2 million at March 31, 2016 from $369.0 million at December 31, 2015. The increase in trade accounts receivable and unbilled receivables as of March 31, 2016 as compared to December 31, 2015 was primarily due to increased revenues.
We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. Our days sales outstanding calculation includes billed and unbilled accounts receivable, net of allowance for doubtful accounts, reduced by the uncollected portion of our deferred revenue. Our days sales outstanding as of March 31, 2016 was 74 days as compared to 70 days as of December 31, 2015 and 73 days as of March 31, 2015.

Investing activities. The decrease in net cash used in investing activities is primarily related to lower net investment purchases, partially offset by higher payments for acquisitions in the 2016 period.
Financing activities. The decrease in cash used in financing activities in the 2016 period is primarily attributable to lower repayments of notes under our revolving credit facility, partially offset by the increase in stock repurchases.
On November 20, 2014, we entered into a credit agreement with a commercial bank syndicate providing for a $1,000.0 million unsecured term loan and a $750.0 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature on November 20, 2019. As of March 31, 2016, we had $925.0 million outstanding under the term loan and $100.0 million outstanding under the revolving credit facility.

The credit agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the credit agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of March 31, 2016, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2016 and through the date of this filing.
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
We believe our U.S. cash flows continue to be sufficient to fund our current domestic operations and obligations, including debt service. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including debt repayments, and due to other reasons, such as acquisition-related activities. The Company’s U.S. operations historically have generated and are expected to continue to generate substantial cash flows. In circumstances where the Company has additional cash requirements in the United States, we have several additional liquidity options available to meet those requirements. These options may include borrowing additional funds, including borrowings under our committed revolving credit facility, temporarily utilizing intercompany loans with certain foreign subsidiaries on a limited basis and repatriating certain of our foreign earnings. We also believe we have access to the credit and equity markets and could borrow additional funds under acceptable terms and conditions or raise additional capital through an equity transaction.
Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of March 31, 2016, $4,062.7 million of our cash, cash equivalents and short-term investments were held outside the United States. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate these amounts to fund our liquidity needs in the United States. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, which may lead us to repatriate foreign earnings. This may result in an additional provision for income taxes, which could materially affect our future effective income tax rate. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.
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

Commitments and Contingencies

As of March 31, 2016, we had outstanding fixed capital commitments of approximately $76.2 million related to our India development center expansion program to build new state-of-the-art IT development and delivery centers.
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

Foreign Currency Risk
Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as 78.0% of our revenues for the three months ended March 31, 2016 were generated from customers located in North America. Revenue from our customers in the United Kingdom, Rest of Europe and Rest of World represented 9.3%, 7.1% and 5.6%, respectively, of our 2016 revenues. Accordingly, our operating results outside the United States may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar.
A portion of our costs in India, representing approximately 21.9% of our global operating costs for the three months ended March 31, 2016, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the three months ended March 31, 2016, we reported foreign currency exchange gains, exclusive of hedging gains or losses, of $11.9 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee, in our foreign subsidiaries.
We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Our Indian subsidiaries, collectively referred to as Cognizant India, convert U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three months ended March 31, 2016, we reported losses of $2.5 million on contracts that settled during this period. As of March 31, 2016, we have outstanding contracts with a notional value of $2,280.0 million and weighted average contract rate of 70.8 rupees to the U.S. dollar. These contracts are scheduled to mature as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2016	$915.0	68.7
2017	1,005.0	71.5
2018	360.0	74.2
Total	$2,280.0	70.8

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2016 which are used to hedge our foreign currency denominated net monetary assets. At March 31, 2016, the notional value of the outstanding contracts was $193.6 million and the related fair value was a liability of $2.8 million. During the three months ended March 31, 2016, inclusive of losses of $2.8 million on these undesignated balance sheet hedges, we reported net foreign currency exchange gains of $9.1 million.

Off-Balance Sheet Arrangements
Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the three months ended March 31, 2016 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed-bid contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of investments and derivative financial instruments, assumptions used in valuing stock-based compensation arrangements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying condensed consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our 2015 Annual Report on Form 10-K. There have been no material changes to the aforementioned critical accounting estimates and policies during the quarter.

Recently Adopted and New Accounting Pronouncements
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

Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, plans, objectives and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, but not limited to:

•	Competition from other service providers;

•	The risk that our operating margin may decline and we may not be able to sustain our current level of profitability;

•	The risk of liability or damage to our reputation resulting from security breaches;

•	Any possible failure to comply with or adapt to changes in healthcare-related data protection and privacy laws;

•	The loss of customers, especially as a few customers account for a large portion of our revenues;

•	The risk that we may not be able to keep pace with the rapidly evolving technological environment;

•	The rate of growth in the use of technology in business and the type and level of technology spending by our clients;

•	Mispricing of our services, especially as an increasing percentage of our revenues are derived from fixed-price contracts;

•	The risk that we might not be able to maintain effective internal controls, including as we acquire and integrate other companies;

•	Our inability to successfully acquire or integrate target companies;

•	System failure or disruptions in our communications or information technology;

•	The risk that we may lose key executives and not be able to enforce non-competition agreements with them;

•	Competition for hiring highly-skilled technical personnel;

•	Possible failure to provide end-to-end business solutions and deliver complex and large projects for our clients;

•	The risk of reputational harm to us;

•	Our revenues being highly dependent on clients concentrated in certain industries, including financial services and healthcare, and located primarily in the United States and Europe;

•	Risks relating to our global operations, including our operations in India;

•	The effects of fluctuations in the Indian rupee and other currency exchange rates;

•	The effect of our use of derivative instruments;

•	The risk of war, terrorist activities, pandemics and natural disasters;

•	The possibility that we may be required, as a result of our indebtedness, or otherwise choose to repatriate foreign earnings or that our foreign earnings or profits may become subject to U.S. taxes;

•	The possibility that we may lose certain tax benefits provided to companies in our industry by the Indian government;

•	The risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others;

•	Changes in domestic and international regulations and legislation relating to immigration and anti-outsourcing;

•	Increased regulation of the financial services and healthcare industries, as well as other industries in which our clients operate; and

•	The factors set forth in Part I, in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of March 31, 2016, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2016	$915.0	68.7
2017	1,005.0	71.5
2018	360.0	74.2
Total	$2,280.0	70.8
As of March 31, 2016, the net unrealized gain on our outstanding foreign exchange forward contracts was $10.1 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2016, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $215.7 million.
Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2016 which are used to hedge our foreign currency denominated net monetary assets. At March 31, 2016, the notional value of the outstanding contracts was $193.6 million and the related fair value was a liability of $2.8 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2016, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $12.9 million.
In the fourth quarter of 2014, we entered into a credit agreement providing for a $1,000.0 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature on November 20, 2019. As of March 31, 2016, we had $925.0 million outstanding under the term loan and $100.0 million outstanding under the revolving credit facility. The credit agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 10% change in interest rates, with all other variables held constant, would have resulted in a 1.9% change to our reported interest expense for the three months ended March 31, 2016.
In addition, our cash, cash equivalents and short-term investments are subject to market risk from changes in interest rates. As of March 31, 2016, a 10% change in interest rates, with all other variables held constant, would result in a change in the fair market value of our available-for-sale investment securities of approximately $2.5 million.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of March 31, 2016, our short-term investments totaled $2,927.9 million. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2016. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 25, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
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
During the three months ended March 31, 2016, we repurchased $244.6 million of our Class A common stock under our stock repurchase program. These stock repurchases were funded from working capital. As of March 31, 2016, the remaining available balance under the Board authorization was $193.3 million.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2016 - January 31, 2016	—	$—	—	$437.9
February 1, 2016 - February 29, 2016	1,400,000	56.36	1,400,000	359.0
March 1, 2016 - March 31, 2016	2,900,000	57.13	2,900,000	193.3
Total	4,300,000	$56.88	4,300,000

In addition, during the three months ended March 31, 2016, we purchased additional shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended March 31, 2016, we purchased 219,154 shares at an aggregate cost of $12.8 million in connection with employee tax withholding obligations.

Item 6.    Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on January 28, 2016	8-K	000-24429	3.2	2/1/2016
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	May 6, 2016	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2016	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on January 28, 2016	8-K	000-24429	3.2	2/1/2016
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed