Form 10-Q
period 2016-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2016-08-05
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 29, 2016:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	606,942,840

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Financial Position (Unaudited) as of June 30, 2016 and December 31, 2015	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2016 and 2015 and for the Six Months Ended June 30, 2016 and 2015	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2016 and 2015 and for the Six Months Ended June 30, 2016 and 2015	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2016 and 2015	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	47

SIGNATURES		48

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,684.5	$2,125.2
Short-term investments	2,796.7	2,824.3
Trade accounts receivable, net of allowances of $48.8 and $39.0, respectively	2,427.4	2,252.6
Unbilled accounts receivable	451.1	369.0
Other current assets	399.2	337.5
Total current assets	7,758.9	7,908.6
Property and equipment, net of accumulated depreciation of $1,191.2 and $1,079.1, respectively	1,287.4	1,271.4
Goodwill	2,457.9	2,404.7
Intangible assets, net	961.4	864.3
Deferred income tax assets, net	328.7	347.8
Equity method investment	59.6	—
Other noncurrent assets	286.2	264.2
Total assets	$13,140.1	$13,061.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$164.5	$165.3
Deferred revenue	321.7	323.7
Short-term debt	68.8	406.3
Accrued expenses and other current liabilities	1,565.0	1,818.4
Total current liabilities	2,120.0	2,713.7
Deferred revenue, noncurrent	175.6	49.3
Deferred income tax liabilities, net	3.0	3.3
Long-term debt	840.0	876.8
Other noncurrent liabilities	138.6	139.8
Total liabilities	3,277.2	3,782.9
Commitments and contingencies (See Note 10)
Stockholders’ Equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000.0 shares authorized, 607.3 and 609.0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	6.1	6.1
Additional paid-in capital	333.7	453.0
Retained earnings	9,618.8	8,925.2
Accumulated other comprehensive income (loss)	(95.7)	(106.2)
Total stockholders’ equity	9,862.9	9,278.1
Total liabilities and stockholders’ equity	$13,140.1	$13,061.0
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$3,369.9	$3,085.1	$6,571.9	$5,996.5
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,037.7	1,844.8	3,953.1	3,572.0
Selling, general and administrative expenses	653.9	612.0	1,300.1	1,222.8
Depreciation and amortization expense	87.4	82.8	173.8	155.9
Income from operations	590.9	545.5	1,144.9	1,045.8
Other income (expense), net:
Interest income	27.6	17.6	58.2	35.6
Interest expense	(4.6)	(4.1)	(9.7)	(9.1)
Foreign currency exchange gains (losses), net	(20.2)	(10.4)	(11.1)	(12.6)
Other, net	0.9	0.2	1.4	(0.3)
Total other income (expense), net	3.7	3.3	38.8	13.6
Income before provision for income taxes	594.6	548.8	1,183.7	1,059.4
Provision for income taxes	(342.4)	(128.7)	(490.3)	(256.4)
Income from equity method investment	0.2	—	0.2	—
Net income	$252.4	$420.1	$693.6	$803.0
Basic earnings per share	$0.42	$0.69	$1.14	$1.32
Diluted earnings per share	$0.41	$0.68	$1.14	$1.31
Weighted average number of common shares outstanding - Basic	606.1	609.9	607.1	609.7
Dilutive effect of shares issuable under stock-based compensation plans	2.7	4.0	3.2	4.2
Weighted average number of common shares outstanding - Diluted	608.8	613.9	610.3	613.9
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$252.4	$420.1	$693.6	$803.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28.6)	23.2	(9.1)	(17.6)
Change in unrealized gains and losses on cash flow hedges, net of taxes	(8.3)	6.9	11.4	49.1
Change in unrealized gains and losses on available-for-sale securities, net of taxes	2.8	(1.3)	8.2	1.1
Other comprehensive income (loss)	(34.1)	28.8	10.5	32.6
Comprehensive income	$218.3	$448.9	$704.1	$835.6
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$693.6	$803.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180.6	159.6
Provision for doubtful accounts	4.0	(1.4)
Deferred income taxes	26.1	(36.9)
Stock-based compensation expense	115.7	95.2
Excess tax benefits on stock-based compensation plans	(10.2)	(15.3)
Other	9.9	8.7
Changes in assets and liabilities:
Trade accounts receivable	(187.2)	(185.7)
Other current assets	(119.8)	(20.6)
Other noncurrent assets	(5.6)	(50.3)
Accounts payable	5.9	19.4
Deferred revenues, current and noncurrent	2.3	33.8
Other current and noncurrent liabilities	(286.9)	(164.1)
Net cash provided by operating activities	428.4	645.4
Cash flows from investing activities:
Purchases of property and equipment	(138.6)	(133.6)
Purchases of investments	(2,932.9)	(1,565.8)
Proceeds from maturity or sale of investments	2,962.5	845.9
Payments for business combinations, net of cash acquired and equity method investment	(151.3)	—
Net cash (used in) investing activities	(260.3)	(853.5)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	90.3	68.5
Excess tax benefits on stock-based compensation plans	10.2	15.3
Repurchases of common stock	(335.1)	(214.0)
Repayment of term loan borrowings and capital lease obligations	(26.5)	(26.2)
Net change in notes outstanding under the revolving credit facility	(350.0)	(550.0)
Net cash (used in) financing activities	(611.1)	(706.4)
Effect of exchange rate changes on cash and cash equivalents	2.3	(6.3)
(Decrease) in cash and cash equivalents	(440.7)	(920.8)
Cash and cash equivalents, beginning of year	2,125.2	2,010.1
Cash and cash equivalents, end of period	$1,684.5	$1,089.3
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
During the six months ended June 30, 2016, we repurchased 5.1 million shares of our Class A common stock for $294.6 million under our existing stock repurchase program approved by our Board of Directors. As of June 30, 2016, the remaining available balance under the Board authorization was $143.3 million. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. During the six months ended June 30, 2016, such repurchases totaled 0.7 million shares at an aggregate cost of $40.5 million.
In August 2016, the Company announced that its Board of Directors approved an expansion of its stock repurchase program. The Board of Directors increased the Company's stock repurchase authorization under the program from $2.0 billion to $3.0 billion and extended the term of the stock repurchase program from December 31, 2017 to December 31, 2018.

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

New Accounting Pronouncements.

In May 2014, the FASB issued a standard on revenue from contracts with customers. In 2016, the FASB issued four amendments to the new standard. The new standard, as amended, sets forth a single comprehensive model for recognizing and reporting revenue. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2018. Early adoption is permitted but not before periods beginning on or after January 1, 2017. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued an update to the standard on derivatives and hedging, which clarifies the effect of derivative contract novations on existing hedge accounting relationships. As it relates to derivative instruments, novation refers to replacing one of the parties to a derivative instrument with a new party, which may occur for a variety of reasons such as: financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, or because of laws or regulatory requirements. The update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. Upon adoption, entities can choose to apply the update on either a prospective basis or a modified retrospective basis. Early adoption of this update is permitted. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued an update to the standard on stock compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for excess tax benefits and deficiencies, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. Early adoption of this update is permitted. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures. However, we expect the requirements to recognize excess tax benefits and deficiencies on stock awards in the income tax provision and to present the excess tax benefits and deficiencies in operating activities in the statement of cash flows to be the primary effects of this standard on our consolidated financial statements.

In June 2016, the FASB issued an update to the standard on financial instruments, which amends the guidance on the impairment of financial instruments. The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded by introducing an approach based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2021. Early adoption is permitted beginning on or after January 1, 2020. Upon adoption, entities will be required to use a modified retrospective transition approach. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 2 — Business Combinations and Equity Method Investment

Business Combinations
During the six months ended June 30, 2016, we completed three business combinations for total initial consideration of approximately $91.8 million (net of cash acquired). One of these transactions was an acquisition of a global consulting and technology services company that strengthens and expands our digital capabilities to deliver cloud-based IT infrastructure services. The second transaction included an acquisition of a delivery center in Lithuania to enhance our delivery capabilities in Europe and a multi-year service agreement. The third transaction was an acquisition of tangible property, an assembled workforce and a multi-year service agreement, which qualifies as a business combination under authoritative accounting guidance.
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

	Fair Value	Weighted Average Useful Life
	(in millions)
Non-deductible goodwill	51.9
Customer relationship intangible assets	150.3	7.1 years
Other intangible assets	0.2	1 year
The primary items that generated the aforementioned goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an amortizable intangible asset.
Equity Method Investment

In April 2016, we acquired a 49% ownership interest in a strategic consulting firm specializing in the use of human sciences to help business leaders better understand customer behavior for a purchase price of $59.1 million. We have accounted for this investment as an equity method investment within our consolidated financial statements. In addition, we have the option to buy from the investee ("Call Option") and the investee has the option to sell to us ("Written Put Option") the remaining 51% of the investee at pre-determined purchase prices and contingent on certain performance conditions being satisfied. The Call Option, which has been recorded at cost, and our 49% ownership interest are included within "Equity method investment" in our consolidated statements of financial position. As of June 30, 2016, the Written Put Option was a liability of $1.3 million. If we acquire the remaining 51% of the investee and the investee meets certain performance conditions, we would be obligated to make incremental payments up to a maximum of $100.0 million, in addition to the purchase price for the remaining 51%.

Note 3 — Short-term Investments

Our short-term investments were as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	$639.4	$527.1
Corporate and other debt securities	396.8	360.5
Certificates of deposit and commercial paper	684.8	754.0
Asset-backed securities	168.2	229.6
Municipal debt securities	121.8	121.3
Mutual funds	23.0	22.3
Total available-for-sale investment securities	2,034.0	2,014.8
Time deposits	762.7	809.5
Total short-term investments	$2,796.7	$2,824.3

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
Available-for-Sale Investment Securities
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at June 30, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$636.7	$2.7	$—	$639.4
Corporate and other debt securities	394.9	2.0	(0.1)	396.8
Certificates of deposit and commercial paper	685.0	0.4	(0.6)	684.8
Asset-backed securities	167.5	0.7	—	168.2
Municipal debt securities	121.2	0.6	—	121.8
Mutual funds	26.0	—	(3.0)	23.0
Total available-for-sale investment securities	$2,031.3	$6.4	$(3.7)	$2,034.0
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2015 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$528.9	$—	$(1.8)	$527.1
Corporate and other debt securities	361.9	0.1	(1.5)	360.5
Certificates of deposit and commercial paper	754.0	0.1	(0.1)	754.0
Asset-backed securities	230.3	0.1	(0.8)	229.6
Municipal debt securities	121.2	0.2	(0.1)	121.3
Mutual funds	25.3	0.1	(3.1)	22.3
Total available-for-sale investment securities	$2,021.6	$0.6	$(7.4)	$2,014.8
The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of June 30, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$44.5	$—	$—	$—	$44.5	$—
Corporate and other debt securities	71.5	(0.1)	0.9	—	72.4	(0.1)
Certificates of deposit and commercial paper	155.5	(0.6)	—	—	155.5	(0.6)
Asset-backed securities	15.1	—	0.8	—	15.9	—
Municipal debt securities	9.1	—	0.6	—	9.7	—
Mutual funds	1.3	—	21.7	(3.0)	23.0	(3.0)
Total	$297.0	$(0.7)	$24.0	$(3.0)	$321.0	$(3.7)

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
The unrealized losses for the above securities as of June 30, 2016 and December 31, 2015 are primarily attributable to changes in interest rates. At each reporting date, the Company performs an evaluation of impaired available-for-sale securities to determine if the unrealized losses are other-than-temporary. Based on this evaluation as of June 30, 2016, the Company identified an investment in a mutual fund with a fair value of $21.7 million to be other-than-temporarily impaired based on management's intent to sell the investment and accordingly, recognized an impairment loss of $3.0 million in our consolidated statements of operations in the caption "Other, net." As of June 30, 2016, other than the impaired mutual fund investment, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss), except for the loss on the other-than-temporarily impaired security.
The contractual maturities of our fixed income available-for-sale investment securities as of June 30, 2016 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$877.5	$877.6
Due after one year up to two years	527.5	529.3
Due after two years up to three years	334.0	336.2
Due after three years up to four years	98.8	99.7
Asset-backed securities	167.5	168.2
Fixed income available-for-sale investment securities	$2,005.3	$2,011.0
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
Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Proceeds from sales of available-for-sale investment securities	$1,816.6	$246.3	$2,378.2	$428.1

Gross gains	$4.2	$0.5	$4.5	$0.9
Gross losses	(0.1)	—	(0.4)	(0.1)
Net realized gains on sales of available-for-sale investment securities	$4.1	$0.5	$4.1	$0.8

Note 4 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Compensation and benefits	$955.2	$1,272.0
Income taxes	34.6	17.1
Professional fees	74.3	69.6
Travel and entertainment	32.5	29.8
Customer volume incentives	222.4	236.1
Derivative financial instruments	6.2	10.9
Other	239.8	182.9
Total accrued expenses and other current liabilities	$1,565.0	$1,818.4

Note 5 — Debt
In 2014, we entered into a credit agreement with a commercial bank syndicate providing for a $1,000.0 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with the 2014 acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature in November 2019. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. We are required under the credit agreement to make scheduled quarterly principal payments on the term loan.
Short-term Debt
The following summarizes our short-term debt balances as of:

	June 30, 2016	December 31, 2015
	(in millions)
Notes outstanding under revolving credit facility	$—	$350.0
Term loan - current maturities	68.8	56.3
Total short-term debt	$68.8	$406.3
Long-term Debt
The following summarizes our long-term debt balances as of:

	June 30, 2016	December 31, 2015
	(in millions)
Term loan, due 2019	$912.5	$937.5
Less:
Current maturities	(68.8)	(56.3)
Deferred financing costs	(3.7)	(4.4)
Long-term debt, net	$840.0	$876.8

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
In May 2016, India enacted the Finance Bill 2016 that, among other things, expanded the applicability of India’s buyback distribution tax to certain share buyback transactions occurring after June 1, 2016. In mid-May, prior to the June 1 effective date of the enactment, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion ("India Cash Remittance"). This transaction was undertaken pursuant to a plan approved by the High Court of Madras and simplified the shareholding structure of our principal operating subsidiary in India. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in tax expense in the United States and India, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion. As a result of this transaction, we will incur an incremental 2016 income tax expense of $237.5 million, including a discrete item recognized in the second quarter of 2016 of $142.6 million relating to the distribution of historic undistributed accumulated foreign earnings. The remaining portion represents the tax on the distribution of current year earnings. Total incremental tax expense of $190.0 million was recognized in the quarter ended June 30, 2016 and approximately $23.7 million will be recognized in each of the quarters ending September 30, 2016 and December 31, 2016. This transaction is primarily responsible for the increase in our effective income tax rate in 2016 compared to 2015.

The India Cash Remittance did not impact our assertion that our foreign earnings are permanently reinvested outside the United States. In reaching this conclusion, we considered the one-time nature of the India Cash Remittance, our capital needs in the United States, the available sources of liquidity in the United States and our growth plans outside the United States. Thus, other than amounts affected by the India Cash Remittance and amounts for which we have already accrued U.S. taxes, our foreign earnings are deemed to be permanently reinvested outside the United States and we have not provided for U.S. federal income taxes on such earnings.
Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective income tax rate	57.6%	23.5%	41.4%	24.2%
For the 2016 periods, the principal reason for the difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the India Cash Remittance transaction described above, partially offset by the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States. For the 2015 periods, the principal reason for the difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

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
The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statement of financial position as of:

		June 30, 2016		December 31, 2015
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$10.9	$—	$7.2	$—
	Other noncurrent assets	2.9	—	1.6	—
	Accrued expenses and other current liabilities	—	6.2	—	9.7
	Other noncurrent liabilities	—	8.2	—	13.5
	Total	13.8	14.4	8.8	23.2
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	2.3	—	0.4	—
	Accrued expenses and other current liabilities	—	—	—	1.2
	Total	2.3	—	0.4	1.2
Total		$16.1	$14.4	$9.2	$24.4

Cash Flow Hedges
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2016, 2017, and 2018. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of June 30, 2016, we estimate that $3.6 million, net of tax, of net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized gains (losses) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	June 30, 2016	December 31, 2015
	(in millions)
2016	$615.0	$1,215.0
2017	1,050.0	900.0
2018	405.0	330.0
Total notional value of contracts outstanding	$2,070.0	$2,445.0
Net unrealized (losses) included in accumulated other comprehensive income (loss), net of taxes	$(0.3)	$(11.7)
Upon settlement or maturity of the cash flow hedge contracts, we record the related gains or losses, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended June 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2016	2015		2016	2015
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$(7.5)	$(9.0)	Cost of revenues	$2.7	$(14.1)
			Selling, general and administrative expenses	0.5	(3.1)
			Total	$3.2	$(17.2)

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the six months ended June 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2016	2015		2016	2015
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$14.5	$25.7	Cost of revenues	$0.6	$(25.3)
			Selling, general and administrative expenses	0.1	(5.6)
			Total	$0.7	$(30.9)

The activity related to the change in net unrealized gains (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 9.
Other Derivatives
We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into a series of foreign exchange forward contracts that are primarily to purchase U.S. dollars and sell Indian rupees, British pounds and Euros, and are scheduled to mature in 2016 and 2017. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments is as follows:

	June 30, 2016		December 31, 2015
	Notional	Market Value	Notional	Market Value
	(in millions)
Contracts outstanding	$211.3	$2.3	$165.5	$(0.8)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and six months ended June 30, 2016 and 2015:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$2.5	$0.1	$(0.3)	$(1.7)
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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$262.6	$—	$—	$262.6
Time deposits	—	25.0	—	25.0
Certificates of deposit and commercial paper	—	152.2	—	152.2
Total cash equivalents	262.6	177.2	—	439.8
Short-term investments:
Time deposits	—	762.7	—	762.7
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	600.3	39.1	—	639.4
Corporate and other debt securities	—	396.8	—	396.8
Certificates of deposit and commercial paper	—	684.8	—	684.8
Asset-backed securities	—	168.2	—	168.2
Municipal debt securities	—	121.8	—	121.8
Total available-for-sale investment securities(1)	600.3	1,410.7	—	2,011.0
Total short-term investments(1)	600.3	2,173.4	—	2,773.7
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	13.2	—	13.2
Accrued expenses and other current liabilities	—	(6.2)	—	(6.2)
Other noncurrent assets	—	2.9	—	2.9
Other noncurrent liabilities	—	(8.2)	—	(8.2)
Total	$862.9	$2,352.3	$—	$3,215.2
________________

(1)	Excludes mutual funds valued at $23.0 million based on the net asset value, or NAV, of the fund at June 30, 2016.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$495.9	$—	$—	$495.9
Total cash equivalents	495.9	—	—	495.9
Short-term investments:
Time deposits	—	809.5	—	809.5
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	463.7	63.4	—	527.1
Corporate and other debt securities	—	360.5	—	360.5
Certificates of deposit and commercial paper	—	754.0	—	754.0
Asset-backed securities	—	229.6	—	229.6
Municipal debt securities	—	121.3	—	121.3
Total available-for-sale investment securities(1)	463.7	1,528.8	—	1,992.5
Total short-term investments(1)	463.7	2,338.3	—	2,802.0
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	7.6	—	7.6
Accrued expenses and other current liabilities	—	(10.9)	—	(10.9)
Other noncurrent assets	—	1.6	—	1.6
Other noncurrent liabilities	—	(13.5)	—	(13.5)
Total	$959.6	$2,323.1	$—	$3,282.7
________________

(1)	Excludes mutual funds valued at $22.3 million based on the net asset value, or NAV, of the fund at December 31, 2015.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of the time deposits approximated fair value as of June 30, 2016 and December 31, 2015.
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
During the six months ended June 30, 2016 and the year ended December 31, 2015, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 9 — Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2016:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(70.4)	$—	$(70.4)	$(89.9)	$—	$(89.9)
Change in foreign currency translation adjustments	(28.6)	—	(28.6)	(9.1)	—	(9.1)
Ending balance	$(99.0)	$—	$(99.0)	$(99.0)	$—	$(99.0)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$1.5	$(0.7)	$0.8	$(6.8)	$2.2	$(4.6)
Net unrealized gains arising during the period	5.3	(1.7)	3.6	13.6	(4.6)	9.0
Reclassification of net (gains) to Other, net	(4.1)	1.5	(2.6)	(4.1)	1.5	(2.6)
Other-than-temporary impairment losses on investment securities recognized in earnings	3.0	(1.2)	1.8	3.0	(1.2)	1.8
Net change	4.2	(1.4)	2.8	12.5	(4.3)	8.2
Ending balance	$5.7	$(2.1)	$3.6	$5.7	$(2.1)	$3.6

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$10.1	$(2.1)	$8.0	$(14.4)	$2.7	$(11.7)
Unrealized (losses) gains arising during the period	(7.5)	1.7	(5.8)	14.5	(2.5)	12.0
Reclassifications of gains to:
Cost of revenues	(2.7)	0.6	(2.1)	(0.6)	0.1	(0.5)
Selling, general and administrative expenses	(0.5)	0.1	(0.4)	(0.1)	—	(0.1)
Net change	(10.7)	2.4	(8.3)	13.8	(2.4)	11.4
Ending balance	$(0.6)	$0.3	$(0.3)	$(0.6)	$0.3	$(0.3)

Accumulated other comprehensive income (loss):
Beginning balance	$(58.8)	$(2.8)	$(61.6)	$(111.1)	$4.9	$(106.2)
Other comprehensive income (loss)	(35.1)	1.0	(34.1)	17.2	(6.7)	10.5
Ending balance	$(93.9)	$(1.8)	$(95.7)	$(93.9)	$(1.8)	$(95.7)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2015:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(75.6)	$—	$(75.6)	$(34.8)	$—	$(34.8)
Change in foreign currency translation adjustments	23.2	—	23.2	(17.6)	—	(17.6)
Ending balance	$(52.4)	$—	$(52.4)	$(52.4)	$—	$(52.4)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$1.5	$(0.7)	$0.8	$(2.4)	$0.8	$(1.6)
Net unrealized (losses) gains arising during the period	(1.6)	0.5	(1.1)	2.6	(1.2)	1.4
Reclassification of net (gains) to Other, net	(0.4)	0.2	(0.2)	(0.7)	0.4	(0.3)
Net change	(2.0)	0.7	(1.3)	1.9	(0.8)	1.1
Ending balance	$(0.5)	$—	$(0.5)	$(0.5)	$—	$(0.5)

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(54.2)	$9.7	$(44.5)	$(102.6)	$15.9	$(86.7)
Net unrealized (losses) gains arising during the period	(9.0)	1.8	(7.2)	25.7	(1.9)	23.8
Reclassifications of losses to:
Cost of revenues	14.1	(2.6)	11.5	25.3	(4.6)	20.7
Selling, general and administrative expenses	3.1	(0.5)	2.6	5.6	(1.0)	4.6
Net change	8.2	(1.3)	6.9	56.6	(7.5)	49.1
Ending balance	$(46.0)	$8.4	$(37.6)	$(46.0)	$8.4	$(37.6)

Accumulated other comprehensive income (loss):
Beginning balance	$(128.3)	$9.0	$(119.3)	$(139.8)	$16.7	$(123.1)
Other comprehensive income (loss)	29.4	(0.6)	28.8	40.9	(8.3)	32.6
Ending balance	$(98.9)	$8.4	$(90.5)	$(98.9)	$8.4	$(90.5)

Note 10 — Commitments and Contingencies

As of June 30, 2016, we had outstanding fixed capital commitments of approximately $184.0 million related to our India development center expansion program to build new state-of-the-art IT development and delivery centers.
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
Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Revenues:
Financial Services	$1,351.2	$1,250.1	$2,636.9	$2,411.2
Healthcare	958.8	897.3	1,872.9	1,776.4
Manufacturing/Retail/Logistics	660.4	578.3	1,292.9	1,127.2
Other	399.5	359.4	769.2	681.7
Total revenue	$3,369.9	$3,085.1	$6,571.9	$5,996.5
Segment Operating Profit:
Financial Services	$459.3	$420.1	$882.3	$767.5
Healthcare	270.0	317.5	565.2	562.6
Manufacturing/Retail/Logistics	225.9	201.2	445.3	382.5
Other	134.0	122.9	255.6	214.9
Total segment operating profit	1,089.2	1,061.7	2,148.4	1,927.5
Less: unallocated costs	498.3	516.2	1,003.5	881.7
Income from operations	$590.9	$545.5	$1,144.9	$1,045.8

In June 2016, we amended a fixed-price customer contract in which Cognizant is a subcontractor to a third party for the purpose of delivering healthcare-related implementation services to local government. This arrangement is accounted for using the percentage of completion method of revenue recognition. We revised our estimate of total revenue and total efforts required to complete the contract and as a result, we recognized a net pre-tax loss of $27.4 million during the three months ended June 30, 2016. This loss was reported in the Healthcare segment.

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Revenues: (1)
North America(2)	$2,624.1	$2,423.9	$5,121.4	$4,715.9
United Kingdom	310.7	297.6	609.5	582.7
Rest of Europe	236.5	204.7	463.1	395.5
Europe - Total	547.2	502.3	1,072.6	978.2
Rest of World (3)	198.6	158.9	377.9	302.4
Total	$3,369.9	$3,085.1	$6,571.9	$5,996.5

	As of
	June 30, 2016	December 31, 2015
	(in millions)
Long-lived Assets: (4)
North America(2)	$273.7	$242.4
Europe	34.5	32.2
Rest of World (3)(5)	979.2	996.8
Total	$1,287.4	$1,271.4
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(5)	Substantially all of these long-lived assets relate to our operations in India.

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
The following table sets forth key financial results for the three months ended June 30, 2016 and 2015:

			Increase (Decrease)
	2016	2015	$	%
	(Dollars in millions, except per share data)
Revenue	$3,369.9	$3,085.1	$284.8	9.2
Income from operations	590.9	545.5	45.4	8.3
Net income	252.4	420.1	(167.7)	(39.9)
Diluted earnings per share	0.41	0.68	(0.27)	(39.7)
Other Financial Information[1]
Non-GAAP income from operations	683.4	622.9	60.5	9.7
Non-GAAP diluted earnings per share	0.87	0.79	0.08	10.1
The key drivers of our revenue growth during the three months ended June 30, 2016 as compared to June 30, 2015 were as follows:

•	Solid performance in our Manufacturing/Retail/Logistics and Other business segments with revenue growth of 14.2% and 11.2%, respectively;

•	Revenue in our Financial Services business segment grew 8.1% as demand from our banking customers was negatively affected by the current macroeconomic conditions;

•
Revenue in our Healthcare business segment grew 6.9% as the recent trend towards consolidation within the industry negatively affected demand from healthcare customers that were impacted by the mergers and acquisitions activity;

•	Sustained strength in the North American market where revenues grew 8.3%;

•
Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets. Revenue from our customers outside the United States was negatively affected by the strength of the U.S. dollar against the British pound and other currencies;

◦
In Europe, we experienced revenue growth of 8.9%, after a negative currency impact of 2.9%. Specifically, within the United Kingdom, we experienced revenue growth of 4.4%, after a negative currency impact of 5.4%, while revenue from our Rest of Europe customers increased 15.5% with immaterial currency impact;

◦	Revenue from our Rest of World customers increased 25.0%, after a negative currency impact of 3.2%;

•	Increased customer spending on discretionary projects;

•	Expansion of our service offerings, including consulting and digital services, next-generation IT solutions and platform-based solutions;

•	Continued expansion of the market for global delivery of IT and business process services; and

•	Increased penetration at existing customers, including strategic clients.
___________

1
Non-GAAP income from operations and Non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, enterprise information management, application testing, application maintenance, infrastructure services, and business process services. In addition, we are seeing a continued customer interest in digital solutions and increased demand for data mobility, mobile enterprise solutions and security services. We are also seeing an increase in demand for larger, more complex projects that are transformational for our customers, including managed services contracts. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater variability in our period to period operating results. We increased the number of strategic clients by 7 during the quarter, bringing the total number of our strategic clients to 315. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.
In June 2016, we amended a fixed-price customer contract in which Cognizant is a subcontractor to a third party for the purpose of delivering healthcare-related implementation services to local government. This arrangement is accounted for using the percentage of completion method of revenue recognition. We revised our estimate of total revenue and total efforts required to complete the contract and as a result, we recognized a net pre-tax loss of $27.4 million during the three months ended June 30, 2016.
Our operating margin decreased slightly to 17.5% for the quarter ended June 30, 2016 compared to 17.7% for the quarter ended June 30, 2015. The decrease in our operating margin was due to increases in certain operating expenses, stock-based compensation expense and the loss recognized on the fixed-price customer contract, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015.
Our non-GAAP operating margin for the quarter ended June 30, 2016 increased slightly to 20.3%2 compared to 20.2%2 for the quarter ended June 30, 2015. The increase in our non-GAAP operating margin was due to the impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015, partially offset by increases in certain operating expenses and the loss recognized in the second quarter of 2016 on the fixed-price customer contract. Historically, we have invested our profits above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics and digital technology capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery, as well as recognizing and rewarding employee performance by means of enhanced incentive-based compensation. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.
In May 2016, India enacted the Finance Bill 2016 that, among other things, expanded the applicability of India’s buyback distribution tax to certain share buyback transactions occurring after June 1, 2016. In mid-May, prior to the June 1 effective date of the enactment, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion ("India Cash Remittance"). This transaction was undertaken pursuant to a plan approved by the High Court of Madras and simplified the shareholding structure of our principal operating subsidiary in India. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in tax expense in the United States and India, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion. As a result of this transaction, we will incur an incremental 2016 income tax expense of $237.5 million, of which $190.0 million was recognized in the quarter ended June 30, 2016 and approximately $23.7 million will be recognized in each of the quarters ending September 30, 2016 and December 31, 2016. The decrease in net income for the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015 was primarily driven by the incremental income tax expense recognized in the second quarter of 2016 in relation to the India Cash Remittance.

__________

2
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

We finished the second quarter of 2016 with approximately 244,300 employees, which is an increase of approximately 26,300 as compared to June 30, 2015. The increase in the number of our service delivery staff and the related infrastructure costs to meet the demand for our services are the primary drivers of the increase in our operating expenses in 2016. Annualized turnover, including both voluntary and involuntary, was approximately 17.1% for the three months ended June 30, 2016. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.
At June 30, 2016, we had cash, cash equivalents and short-term investments of $4,481.2 million, working capital of $5,638.9 million and debt outstanding of $908.8 million. We believe our cash from operations and capital resources on hand provide sufficient liquidity to continue to make investments to expand and grow our business, and meet our debt repayment obligations.
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

•
Demand from our banking customers may continue to be negatively affected by the current macroeconomic conditions affecting the industry, including a sustained low interest rate environment, the weakening of the British pound and uncertainty in the markets due to the June 2016 United Kingdom referendum to exit the European Union (the "Brexit Referendum"). These conditions may also impact revenue growth from our customers in other business segments;

•	Demand from our healthcare customers may continue to be negatively affected by the recent trend towards consolidation within the healthcare industry;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the world economy.
In response to this environment, we plan to:

•	Continue to invest in our talent base and new service offerings, including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall IT spending by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, the Asia Pacific and Latin America regions, where we believe there are opportunities to gain market share;

•	Increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Focus on operating discipline in order to appropriately manage our cost structure; and

•	Locate most of our new development center facilities in tax incentivized areas.

Business Segments
Our four reportable business segments are:

•	Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services;

•	Healthcare, which includes healthcare providers and payers as well as life sciences customers, including pharmaceutical, biotech and medical device companies;

•	Manufacturing/Retail/Logistics, which includes consumer goods manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and

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
We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended June 30, 2016 and 2015. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

		% of		% of	Increase / Decrease
	2016	Revenues	2015	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$3,369.9	100.0	$3,085.1	100.0	$284.8	9.2
Cost of revenues(1)	2,037.7	60.5	1,844.8	59.8	192.9	10.5
Selling, general and administrative expenses(1)	653.9	19.4	612.0	19.8	41.9	6.8
Depreciation and amortization expense	87.4	2.6	82.8	2.7	4.6	5.6
Income from operations	590.9	17.5	545.5	17.7	45.4	8.3
Other income (expense), net	3.7		3.3		0.4	12.1
Income before provision for income taxes	594.6	17.6	548.8	17.8	45.8	8.3
Provision for income taxes	(342.4)		(128.7)		(213.7)	166.0
Income from equity method investment	0.2		—		0.2
Net income	$252.4	7.5	$420.1	13.6	$(167.7)	(39.9)
Diluted earnings per share	$0.41		$0.68		$(0.27)
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$683.4	20.3	$622.9	20.2	$60.5	9.7
Non-GAAP diluted earnings per share	$0.87		$0.79		$0.08
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 9.2%, or $284.8 million, to $3,369.9 million during the three months ended June 30, 2016 from $3,085.1 million during the three months ended June 30, 2015. The increase in revenue was primarily attributed to services related to integration of digital technologies to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall IT and operations costs and continued penetration in all our geographic markets. Revenue from customers added since June 30, 2015 was $89.1 million and represented 31.3% of the period over period revenue increase. Demand from our banking customers has been and may continue to be negatively affected by the current macroeconomic conditions affecting the industry, including a sustained low interest rate environment, the weakening of the British pound and uncertainty in the markets due to the Brexit Referendum. These conditions may also impact revenue growth from our customers in other business segments. Additionally, demand from our healthcare customers may continue to be negatively affected by the recent trend towards consolidation within the healthcare industry.
Our consulting and technology services revenues for the three months ended June 30, 2016 increased by approximately 9.3% compared to the three months ended June 30, 2015 and represented approximately 57.5% of total revenues for the three months ended June 30, 2016. Our outsourcing services revenue for the three months ended June 30, 2016 increased by approximately 9.1% and constituted approximately 42.5% of total revenues for the three months ended June 30, 2016.
Revenues from our top five customers as a percentage of total revenues were 10.5% and 10.8% for the quarters ended June 30, 2016 and 2015, respectively. Revenues from our top ten customers as a percentage of total revenues were 17.5% and 18.5% for the quarters ended June 30, 2016 and 2015, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the three months ended June 30:

	2016	2015	Increase
			$	%
	(Dollars in millions)
Financial Services	$1,351.2	$1,250.1	$101.1	8.1
Healthcare	958.8	897.3	61.5	6.9
Manufacturing/Retail/Logistics	660.4	578.3	82.1	14.2
Other	399.5	359.4	40.1	11.2
Total revenue	$3,369.9	$3,085.1	$284.8	9.2

Revenue from our Financial Services segment grew 8.1% or $101.1 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Our banking and insurance customers contributed $56.5 million and $44.6 million, respectively, to the period over period revenue increase. In this segment, revenue from customers added since June 30, 2015 was $19.8 million and represented 19.6% of the period over period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies to align with shifts in consumer preferences, cost optimization, regulatory compliance driven initiatives, cyber security and vendor consolidation. We believe demand from certain of our banking customers has been and may continue to be negatively affected by the current macroeconomic conditions affecting the industry, including a sustained low interest rate environment, the weakening of the British pound and uncertainty in the markets due to the Brexit Referendum.
Revenue from our Healthcare segment grew 6.9% or $61.5 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Growth was stronger among our life sciences customers, where revenue increased by $38.4 million as compared to an increase of $23.1 million for our healthcare customers. Revenue from customers added since June 30, 2015 was $21.1 million and represented 34.3% of the period over period revenue increase in this segment. The increase in revenue from our life sciences customers was driven by increased demand for advanced data analytics and solutions that span multiple service lines while leveraging cloud technologies and platforms. The demand for our services has been and may continue to be affected by the trend towards consolidation within the healthcare industry. We believe that in the long term the healthcare industry continues to present a growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.
Revenue from our Manufacturing/Retail/Logistics segment grew 14.2% or $82.1 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Growth was stronger among our manufacturing and logistics customers, where revenue increased by $67.2 million as compared to an increase of $14.9 million for our retail and hospitality customers. Revenue from customers added since June 30, 2015 was $28.7 million and represented 35.0% of the period over period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies to align with shifts in consumer preferences as well as growing demand for analytics, supply chain consulting, implementation initiatives, product transformation and omni channel commerce implementation and integration services.
Revenue from our Other segment grew 11.2% or $40.1 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. In the second quarter of 2016, growth within Other was driven by the increased adoption of digital technologies and growing demand for a broader range of services, including business process services. Revenue growth in this segment was strong among our technology customers, where revenue increased by $22.6 million, and our telecommunications customers, where revenue increased by $12.5 million. Revenue from customers added since June 30, 2015 was $19.5 million and represented 48.6% of the period over period revenue increase in this segment.

Revenue - Geographic Markets. Revenues by geographic market were as follows for the three months ended June 30:

	2016	2015	Increase
			$	%
	(Dollars in millions)
North America	$2,624.1	$2,423.9	$200.2	8.3
United Kingdom	310.7	297.6	13.1	4.4
Rest of Europe	236.5	204.7	31.8	15.5
Europe - Total	547.2	502.3	44.9	8.9
Rest of World	198.6	158.9	39.7	25.0
Total Revenue	$3,369.9	$3,085.1	$284.8	9.2

North America continues to be our largest market, representing 77.9% of total revenue for the second quarter of 2016, and accounting for $200.2 million of the $284.8 million total revenue increase from the second quarter of 2015. Revenue growth in Europe and Rest of World markets was driven by an increase in customer discretionary spending and customer adoption and integration of digital technologies to align with shifts in consumer preferences. In Europe, we experienced revenue growth of 8.9%, after a negative currency impact of 2.9% in the second quarter of 2016. Specifically, within the United Kingdom we experienced revenue growth of 4.4%, after a negative currency impact of 5.4% while revenue from our Rest of Europe customers increased 15.5% with immaterial currency impact. Revenue growth from our United Kingdom and Rest of Europe customers has been and may be negatively affected by the current macroeconomic conditions, including a sustained low interest rate environment, the weakening of the British pound and uncertainty in the markets due to the Brexit Referendum. Revenue from our Rest of World customers grew 25.0%, after a negative currency impact of 3.2% in the second quarter of 2016, and was primarily driven by the India, Singapore and Australia markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long-term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 10.5% or $192.9 million during the second quarter of 2016 as compared to the second quarter of 2015. The increase was due primarily to an increase in compensation and benefits costs and the loss recognized on the fixed-price customer contract, partially offset by the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015. In June 2016, we amended a fixed-price customer contract in which Cognizant is a subcontractor to a third party for the purpose of delivering healthcare-related implementation services to local government. This arrangement is accounted for using the percentage of completion method of revenue recognition. We revised our estimate of total revenue and total efforts required to complete the contract and as a result, we recognized a net pre-tax loss of $27.4 million during the three months ended June 30, 2016. For the three months ended June 30, 2016, compensation and benefit costs increased by $129.6 million, primarily as a result of the increase in the number of our service delivery personnel.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 6.7% or $46.5 million during the second quarter of 2016 as compared to the second quarter of 2015. Selling, general and administrative expenses, including depreciation and amortization, decreased as a percentage of revenue to 22.0% in the second quarter of 2016 as compared to 22.5% in the second quarter of 2015. The decrease as a percentage of revenue was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization, the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015.
Income from Operations and Operating Margin - Overall. Income from operations increased 8.3% or $45.4 million in the second quarter of 2016 as compared to the second quarter of 2015. Our operating margin decreased slightly to 17.5% during the second quarter of 2016 from 17.7% in the second quarter of 2015, due to increases in certain operating expenses, stock-based compensation expense and the loss of $27.4 million recognized in the second quarter of 2016 on the fixed-price customer contract, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 102 basis points or 1.02 percentage points in the three months ended June 30, 2016. Each additional 1.0%

change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended June 30, 2016, the settlement of our cash flow hedges favorably impacted our operating margin by approximately 9 basis points or 0.09 percentage points as compared to a negative impact of approximately 56 basis points or 0.56 percentage points during the three months ended June 30 2015.
For the three months ended June 30, 2016 and 2015, our non-GAAP operating margins were 20.3%3 and 20.2%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.
Segment Operating Profit. Segment operating profits were as follows for the three months ended June 30:

			Increase (Decrease)
	2016	2015	$	%
	(Dollars in millions)
Financial Services	$459.3	$420.1	$39.2	9.3
Healthcare	270.0	317.5	(47.5)	(15.0)
Manufacturing/Retail/Logistics	225.9	201.2	24.7	12.3
Other	134.0	122.9	11.1	9.0
Total segment operating profit	1,089.2	1,061.7	27.5	2.6
Less: unallocated costs	498.3	516.2	(17.9)	(3.5)
Income from operations	$590.9	$545.5	$45.4	8.3
In our Financial Services segment, operating profit increased as a percentage of revenues due to revenue growth outpacing headcount growth in 2016 as compared to the 2015 period, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. In our Healthcare segment, operating profits decreased as a percentage of revenue primarily due to the $27.4 million loss on the fixed-price contract with a customer recognized in the second quarter of 2016 and investments to grow our business, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. In our Manufacturing/Retail/Logistics and Other segments operating profits decreased as a percentage of revenues due to headcount growth outpacing revenue growth, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar.

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

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended June 30:

	2016	2015	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses)	$(22.7)	$(10.5)	$(12.2)
Gains on foreign exchange forward contracts not designated as hedging instruments	2.5	0.1	2.4
Net foreign currency exchange (losses)	(20.2)	(10.4)	(9.8)
Interest income	27.6	17.6	10.0
Interest expense	(4.6)	(4.1)	(0.5)
Other, net	0.9	0.2	0.7
Total other income (expense), net	$3.7	$3.3	$0.4

The foreign currency exchange losses of $22.7 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The $2.5 million of gains on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of June 30, 2016, the notional value of our undesignated hedges was $211.3 million. The increase in interest income of $10.0 million was primarily attributable to an increase in average invested balances in 2016.
Provision for Income Taxes. The provision for income taxes increased to $342.4 million during the three months ended June 30, 2016 from $128.7 million during the three months ended June 30, 2015. The effective income tax rate increased to 57.6% for the three months ended June 30, 2016 from 23.5% for the three months ended June 30, 2015. The increase in our effective income tax rate was primarily attributed to the effect of the incremental income tax expense of $190.0 million related to the India Cash Remittance.
Net Income. Net income decreased to $252.4 million for the three months ended June 30, 2016 from $420.1 million for the three months ended June 30, 2015, representing 7.5% and 13.6% of revenues, respectively. The decrease in net income is primarily due to the incremental income tax expense related to the India Cash Remittance.
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
Our non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense and acquisition-related charges. Our definition of non-GAAP diluted earnings per share excludes net non-operating foreign currency exchange gains or losses and, for the three and six months ended June 30, 2016 and for the remainder of 2016, the impact of a one-time incremental income tax expense related to the India Cash Remittance, in addition to excluding stock-based compensation expense and acquisition-related charges. Our non-GAAP diluted earnings per share is additionally adjusted for the income tax impact of the above items, as applicable. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred.
We seek to manage the Company to a targeted non-GAAP operating margin of 19% to 20% of revenues. We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into the operating results of the Company. For our internal management reporting and budgeting purposes, we use non-GAAP financial information that does not include, as applicable, stock-based compensation expense, acquisition-related charges, net non-operating foreign currency exchange gains or losses, and the impact of a one-time incremental income tax expense related to the India Cash Remittance for financial and operational decision making, to evaluate period-to-period comparisons, to determine portions of the compensation for our executive officers and for making comparisons of our operating results to those of our competitors. Therefore, it is our belief that the use of non-GAAP financial measures excluding these costs provides a meaningful measure for investors to evaluate our financial performance. Accordingly, we believe that the presentation of non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share, when read in conjunction with our reported GAAP results, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.
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
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	2016	% of Revenues	2015	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$590.9	17.5	$545.5	17.7
Add: Stock-based compensation expense	62.2	1.8	49.4	1.6
Add: Acquisition-related charges (1)	30.3	0.9	28.0	0.9
Non-GAAP income from operations and non-GAAP operating margin	$683.4	20.3	$622.9	20.2

GAAP diluted earnings per share	$0.41		$0.68
Effect of above operating adjustments, net of tax (2)	0.11		0.09
Effect on non-operating foreign currency exchange losses, net of tax (3)	0.04		0.02
Effect of incremental income tax expense related to the India Cash Remittance (4)	0.31		—
Non-GAAP diluted earnings per share	$0.87		$0.79
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

(2)	The non-GAAP income tax benefits related to stock-based compensation expense were $14.8 million and $12.2 million for the three months ended June 30, 2016 and 2015, respectively.
The non-GAAP income tax benefits related to acquisition-related charges were $10.7 million and $10.5 million for the three months ended June 30, 2016 and 2015, respectively.

(3)
Non-operating foreign currency exchange gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes. The non-GAAP pre-tax non-operating foreign currency exchange losses were $20.2 million and $10.4 million for the three months ended June 30, 2016 and 2015, respectively, with related incremental non-GAAP income tax expenses of $0.2 million and $1.3 million, respectively.

(4)
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of this transaction, we will incur an incremental 2016 income tax expense of $237.5 million, of which $190.0 million was recognized in the quarter ended June 30, 2016 and approximately $23.7 million will be recognized in each of the quarters ending September 30, 2016 and December 31, 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

		% of		% of	Increase (Decrease)
	2016	Revenues	2015	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$6,571.9	100.0	$5,996.5	100.0	$575.4	9.6
Cost of revenues(1)	3,953.1	60.2	3,572.0	59.6	381.1	10.7
Selling, general and administrative expenses(1)	1,300.1	19.8	1,222.8	20.4	77.3	6.3
Depreciation and amortization expense	173.8	2.6	155.9	2.6	17.9	11.5
Income from operations	1,144.9	17.4	1,045.8	17.4	99.1	9.5
Other income (expense), net	38.8		13.6		25.2	185.3
Income before provision for income taxes	1,183.7	18.0	1,059.4	17.7	124.3	11.7
Provision for income taxes	(490.3)		(256.4)		(233.9)	91.2
Income from equity method investment	0.2		—		0.2
Net income	$693.6	10.6	$803.0	13.4	$(109.4)	(13.6)
Diluted earnings per share	$1.14		$1.31		$(0.17)
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$1,320.0	20.1	$1,199.7	20.0	$120.3	10.0
Non-GAAP diluted earnings per share	$1.67		$1.50		$0.17
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenue - Overall. Revenue increased 9.6%, or $575.4 million, to $6,571.9 million during the six months ended June 30, 2016 from $5,996.5 million during the six months ended June 30, 2015. The increase in revenue was primarily attributed to services related to integration of digital technologies to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall IT and operations costs and continued penetration in all our geographic markets. Revenue from customers added since June 30, 2015 was $140.1 million and represented 24.3% of the period over period revenue increase. Demand from our banking customers has been and may continue to be negatively affected by the current macroeconomic conditions affecting the industry, including a sustained low interest rate environment, the weakening of the British pound and uncertainty in the markets due to the Brexit Referendum. These conditions may also impact revenue growth from our customers in other business segments. Additionally, demand from our healthcare customers may continue to be negatively affected by the recent trend towards consolidation within the healthcare industry.
Our consulting and technology services revenues for the six months ended June 30, 2016 increased by approximately 11.0% compared to the six months ended June 30, 2015 and represented approximately 57.6% of total revenues for the six months ended June 30, 2016. Our outsourcing services revenue for the six months ended June 30, 2016 increased by approximately 7.7% and constituted approximately 42.4% of total revenues for the six months ended June 30, 2016.
Revenues from our top five customers as a percentage of total revenues were 10.4% and 11.0% for the six months ended June 30, 2016 and 2015, respectively. Revenues from our top ten customers as a percentage of total revenues were 17.5%, and 18.7% for the six months ended June 30, 2016 and 2015, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenue - Reportable Segments. Revenues by reportable business segment were as follows for the six months ended June 30:

	2016	2015	Increase
			$	%
	(Dollars in millions)
Financial Services	$2,636.9	$2,411.2	$225.7	9.4
Healthcare	1,872.9	1,776.4	96.5	5.4
Manufacturing/Retail/Logistics	1,292.9	1,127.2	165.7	14.7
Other	769.2	681.7	87.5	12.8
Total revenue	$6,571.9	$5,996.5	$575.4	9.6

Revenue from our Financial Services segment grew 9.4% or $225.7 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Our banking and insurance customers contributed $116.0 million and $109.7 million, respectively, to the period-over-period revenue increase. In this segment, revenue from customers added since June 30, 2015 was $31.1 million and represented 13.8% of the period over period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies to align with shifts in consumer preferences, cost optimization, regulatory compliance driven initiatives, cyber security and vendor consolidation. We believe demand from certain of our banking customers has been and may continue to be negatively affected by the current macroeconomic conditions affecting the industry, including a sustained low interest rate environment, the weakening of the British pound and uncertainty in the markets due to the Brexit Referendum.
Revenue from our Healthcare segment grew 5.4% or $96.5 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Growth was stronger among our life sciences customers, where revenue increased by $69.8 million as compared to an increase of $26.7 million for our healthcare customers. Revenue from customers added since June 30, 2015 was $30.2 million and represented 31.3% of the period over period revenue increase in this segment. The increase in revenue from our life sciences customers was driven by increased demand for advanced data analytics and solutions that span multiple service lines while leveraging cloud technologies and platforms. The demand for our services has been and may continue to be affected by the trend towards consolidation within the healthcare industry. We believe that in the long term the healthcare industry continues to present a growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.
Revenue from our Manufacturing/Retail/Logistics segment grew 14.7% or $165.7 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Growth was stronger among our manufacturing and logistics customers, where revenue increased by $124.9 million as compared to an increase of $40.8 million for our retail and hospitality customer. Revenue from customers added since June 30, 2015 was $46.8 million and represented 28.2% of the period over period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies to align with shifts in consumer preferences, as well as growing demand for analytics, supply chain consulting, implementation initiatives, product transformation and omni channel commerce implementation and integration services.
Revenue from our Other segment grew 12.8% or $87.5 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. In the six months ended June 30, 2016, growth within Other was driven by increased adoption of digital technologies, platform engineering for cloud solutions and an expanded range of services, such as business process services. Revenue growth in this segment was strong among our technology customers, where revenue increased by $52.4 million, and our telecommunications customers, where revenue increased by $23.0 million. Revenue from customers added since June 30, 2015 was $32.0 million and represented 36.6% of the period over period revenue increase in this segment.

Revenue - Geographic Markets. Revenues by geographic market were as follows for the six months ended June 30:

	2016	2015	Increase
			$	%
	(Dollars in millions)
North America	$5,121.4	$4,715.9	$405.5	8.6
United Kingdom	609.5	582.7	26.8	4.6
Rest of Europe	463.1	395.5	67.6	17.1
Europe - Total	1,072.6	978.2	94.4	9.7
Rest of World	377.9	302.4	75.5	25.0
Total Revenue	$6,571.9	$5,996.5	$575.4	9.6

North America continues to be our largest market representing 77.9% of total revenue for the six months ended June 30, 2016 and accounted for $405.5 million of the $575.4 million total revenue increase over the six months ended June 30, 2015. Revenue growth in Europe and Rest of World markets was driven by an increase in customer discretionary spending and customer adoption and integration of digital technologies to align with shifts in consumer preferences. In the six months ended June 30, 2016, revenue from our customers in Europe grew 9.7%, after a negative currency impact of 3.8% compared to the same period in 2015. Specifically, within the United Kingdom, we experienced revenue growth of 4.6%, after a negative currency impact of 5.2% while revenue from our Rest of Europe customers increased 17.1%, after a negative currency impact of 1.7%. Revenue growth from our United Kingdom and Rest of Europe customers has been and may be negatively affected by the current macroeconomic conditions, including a sustained low interest rate environment, the weakening of the British pound and uncertainty in the markets due to the Brexit Referendum. Revenue from our Rest of World customers grew 25.0%, after a negative currency impact of 5.0% in the six months ended June 30, 2016, and was primarily driven by the India, Singapore and Australia markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long-term growth opportunities.
Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel, subcontracting and sales commissions related to revenues. Our cost of revenues increased by 10.7% or $381.1 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was due primarily to an increase in compensation and benefits costs (inclusive of the impact of higher incentive-based compensation accrual rates) and the loss recognized on the fixed-price customer contract, partially offset by the decrease in professional services costs, the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015. In June 2016, we amended a fixed-price customer contract in which Cognizant is a subcontractor to a third party for the purpose of delivering healthcare-related implementation services to local government. This arrangement is accounted for using the percentage of completion method of revenue recognition. We revised our estimate of total revenue and total efforts required to complete the contract and as a result, we recognized a net pre-tax loss of $27.4 million in the second quarter of 2016. For the six months ended June 30, 2016, compensation and benefit costs increased by $331.4 million, primarily as a result of the increase in the number of our service delivery personnel and higher incentive-based compensation costs in 2016 as compared to 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 6.9%, or $95.2 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Selling, general and administrative expenses, including depreciation and amortization, decreased as a percentage of revenue to 22.4% for the six months ended June 30, 2016 as compared to 23.0% for the six months ended June 30, 2015. The decrease as a percentage of revenue was due primarily to economies of scale that allowed us to leverage our cost structure over a larger organization, the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015.
Income from Operations and Operating Margin - Overall. Income from operations increased 9.5% or $99.1 million for the six months ended June 30, 2016 as compared to the same period in 2015. Our operating margin remained flat at 17.4% for the six months ended June 30, 2016 and 2015. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 127 basis points or 1.27 percentage points during the six months ended June 30, 2016. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 18 basis points or 0.18 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2016, the settlement of cash flow hedges had a minimal effect on our operating margin as compared to a negative impact of approximately 52 basis points or 0.52 percentage points in 2015.
For the six months ended June 30, 2016 and 2015, our non-GAAP operating margins were 20.1%4, and 20.0%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.
Segment Operating Profit. Segment operating profits were as follows for the six months ended June 30:

			Increase
	2016	2015	$	%
	(Dollars in millions)
Financial Services	$882.3	$767.5	$114.8	15.0
Healthcare	565.2	562.6	2.6	0.5
Manufacturing/Retail/Logistics	445.3	382.5	62.8	16.4
Other	255.6	214.9	40.7	18.9
Total segment operating profit	2,148.4	1,927.5	220.9	11.5
Less: unallocated costs	1,003.5	881.7	121.8	13.8
Income from operations	$1,144.9	$1,045.8	$99.1	9.5
In our Financial Services, Manufacturing/Retail/Logistics and Other segments, operating profit for the six months ended June 30, 2016 increased as a percentage of revenues when compared to 2015 due to revenue growth outpacing headcount growth, decreases in certain operating expenses, such as professional services, and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. In our Healthcare segment operating profits decreased as a percentage of revenue due to a loss on a fixed-price contract with a customer recognized in the six months ended June 30, 2016 of $27.4 million and investments to grow our business, partially offset by the favorable impact of the depreciation of the India rupee versus the U.S. dollar. The increase in unallocated costs is attributable primarily to higher incentive-based compensation costs in 2016 compared to the 2015 period.

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

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the six months ended June 30:

	2016	2015	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses)	$(10.8)	$(10.9)	$0.1
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(0.3)	(1.7)	1.4
Net foreign currency exchange (losses)	(11.1)	(12.6)	1.5
Interest income	58.2	35.6	22.6
Interest expense	(9.7)	(9.1)	(0.6)
Other, net	1.4	(0.3)	1.7
Total other income (expense), net	$38.8	$13.6	$25.2

The foreign currency exchange losses of $10.8 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The $0.3 million of losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of June 30, 2016, the notional value of our undesignated hedges was $211.3 million. The increase in interest income of $22.6 million was primarily attributable to an increase in average invested balances in 2016.
Provision for Income Taxes. The provision for income taxes increased to $490.3 million during the six months ended June 30, 2016 from $256.4 million during the six months ended June 30, 2015. The effective income tax rate increased to 41.4% for the six months ended June 30, 2016 from 24.2% for the six months ended June 30, 2015. The increase in our effective income tax rate was primarily attributed to the effect of the incremental income tax expense of $190.0 million related to the India Cash Remittance.
Net Income. Net income decreased to $693.6 million for the six months ended June 30, 2016 from $803.0 million for the six months ended June 30, 2015, representing 10.6% and 13.4% of revenues, respectively. The decrease in net income is primarily due to the incremental income tax expense related to the India Cash Remittance.

Non-GAAP Financial Measures
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

	2016	% of Revenues	2015	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$1,144.9	17.4	$1,045.8	17.4
Add: Stock-based compensation expense	115.7	1.8	95.2	1.6
Add: Acquisition-related charges (1)	59.4	0.9	58.7	1.0
Non-GAAP income from operations and non-GAAP operating margin	$1,320.0	20.1	$1,199.7	20.0

GAAP diluted earnings per share	$1.14		$1.31
Effect of above operating adjustments, net of tax (2)	0.21		0.17
Effect on non-operating foreign currency exchange losses, net of tax (3)	0.01		0.02
Effect of incremental income tax expense related to the India Cash Remittance (4)	0.31		—
Non-GAAP diluted earnings per share	$1.67		$1.50
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

(2)	The non-GAAP income tax benefits related to stock-based compensation expense were $26.7 million and $23.1 million for the six months ended June 30, 2016 and 2015, respectively.
The non-GAAP income tax benefits related to acquisition-related charges were $21.9 million and $22.4 million for the six months ended June 30, 2016 and 2015, respectively.

(3)
Non-operating foreign currency exchange gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes. The non-GAAP pre-tax non-operating foreign currency exchange losses were $11.1 million and $12.6 million for the six months ended June 30, 2016 and 2015, respectively, with related non-GAAP tax benefits of $1.0 million and $0.8 million, respectively.

(4)
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of this transaction, we will incur an incremental 2016 income tax expense of $237.5 million, of which $190.0 million was recognized in the quarter ended June 30, 2016 and approximately $23.7 million will be recognized in each of the quarters ending September 30, 2016 and December 31, 2016.

Liquidity and Capital Resources
Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of June 30, 2016, we had cash, cash equivalents and short-term investments of $4,481.2 million and additional available capacity under our revolving credit facility of approximately $750.0 million. We have used and plan to continue to use a combination of our cash flow from operations, cash on hand and capacity available under our revolving credit facility for expansion of existing operations, including our offshore development and delivery centers, continued investments in new service lines and digital capabilities, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including funding working capital requirements.

The following table provides a summary of our cash flows for the six months ended June 30:

	2016	2015	Increase / Decrease
	(in millions)
Net cash from operating activities	$428.4	$645.4	$(217.0)
Net cash (used in) investing activities	(260.3)	(853.5)	593.2
Net cash (used in) financing activities	(611.1)	(706.4)	95.3
Operating activities. The decrease in cash generated from operating activities was primarily attributable to a decrease in net income and higher incentive based compensation payments made in the first half of 2016 as compared to the same period in 2015, partially offset by an increase in non-cash expenses. Trade accounts receivable increased to $2,427.4 million at June 30, 2016 from $2,252.6 million at December 31, 2015. Unbilled accounts receivable increased to $451.1 million at June 30, 2016 from $369.0 million at December 31, 2015. The increase in trade accounts receivable and unbilled receivables as of June 30, 2016 as compared to December 31, 2015 was primarily due to increased revenues.
We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. Our days sales outstanding calculation includes billed and unbilled accounts receivable, net of allowance for doubtful accounts, reduced by the uncollected portion of our deferred revenue. Our days sales outstanding as of June 30, 2016 was 74 days as compared to 70 days as of December 31, 2015 and 72 days as of June 30, 2015.
Investing activities. The decrease in net cash used in investing activities is primarily related to significant net investment purchases in 2015, partially offset by payments for acquisitions and an equity method investment in the 2016 period.
Financing activities. The decrease in cash used in financing activities in the 2016 period is primarily attributable to lower repayments of notes under our revolving credit facility, partially offset by the increase in stock repurchases.
In 2014, we entered into a credit agreement with a commercial bank syndicate providing for a $1,000.0 million unsecured term loan and a $750.0 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature in November 2019. As of June 30, 2016, we had $912.5 million outstanding under the term loan and no outstanding loans under the revolving credit facility.

The credit agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the credit agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of June 30, 2016, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of June 30, 2016 and through the date of this filing.
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
In May 2016, India enacted the Finance Bill 2016 that, among other things, expanded the applicability of India’s buyback distribution tax to certain share buyback transactions occurring after June 1, 2016. In mid-May, prior to the June 1 effective date of the enactment, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in tax expense in United States and India, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion.
Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of June 30, 2016, $3,245.9 million of our cash, cash equivalents and short-term investments were held outside the United States. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts affected by the India Cash Remittance and amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate these amounts to fund our liquidity needs in the United States. In reaching this conclusion, we considered the one-time nature of the India Cash Remittance, our capital needs in the United States, the available sources of liquidity in the United States and our growth plans outside the United States. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, which may lead us to repatriate foreign earnings. This may result in an additional provision for income taxes, which could materially affect our future effective income tax rate. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.
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

Commitments and Contingencies

As of June 30, 2016, we had outstanding fixed capital commitments of approximately $184.0 million related to our India development center expansion program to build new state-of-the-art IT development and delivery centers.
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

Foreign Currency Risk
Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as 77.9% of our revenues for the six months ended June 30, 2016 were generated from customers located in North America. Revenue from our customers in the United Kingdom, Rest of Europe and Rest of World represented 9.3%, 7.0% and 5.8%, respectively, of our 2016 revenues. Accordingly, our operating results outside the United States may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar. In particular, the Brexit Referendum and its effect on the British pound may subject us to increased volatility in foreign currency exchange rate movements.
A portion of our costs in India, representing approximately 22.0% of our global operating costs for the six months ended June 30, 2016, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the six months ended June 30, 2016, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of $10.8 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee, in our foreign subsidiaries.
We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Our Indian subsidiaries, collectively referred to as Cognizant India, convert U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the six months ended June 30, 2016, we reported gains of $0.7 million on contracts that settled during this period. As of June 30, 2016, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2016	$615.0	69.1
2017	1,050.0	71.5
2018	405.0	74.2
Total	$2,070.0	71.3
Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2016 and 2017 which are used to hedge our foreign currency denominated net monetary assets. At June 30, 2016, the notional value of the outstanding contracts was $211.3 million and the related fair value was an asset of $2.3 million. During the three and six months ended June 30, 2016, inclusive of $2.5 million of gains and $0.3 million of losses, respectively, on these undesignated balance sheet hedges, we reported net foreign currency exchange losses of $20.2 million and $11.1 million, respectively.

Off-Balance Sheet Arrangements
Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the six months ended June 30, 2016 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Effects of Inflation
Our most significant costs are the salaries and related benefits for our programming staff and other professionals. In certain regions, competition for professionals with advanced technical skills necessary to perform our services has caused wages to increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. Historically, we have experienced increases in compensation and benefit costs in India; however, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies. There can be no assurance that we will be able to offset such cost increases in the future.

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
Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, plans, objectives and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, but not limited to:

•	Competition from other service providers;

•	The risk that our operating margin may decline and we may not be able to sustain our current level of profitability;

•	The risk of liability or damage to our reputation resulting from security breaches;

•	Any possible failure to comply with or adapt to changes in healthcare-related data protection and privacy laws;

•	The loss of customers, especially as a few customers account for a large portion of our revenues;

•	The risk that we may not be able to keep pace with the rapidly evolving technological environment;

•	The rate of growth in the use of technology in business and the type and level of technology spending by our clients;

•	Mispricing of our services, especially as an increasing percentage of our revenues are derived from fixed-price contracts;

•	The risk that we might not be able to maintain effective internal controls, including as we acquire and integrate other companies;

•	Our inability to successfully acquire or integrate target companies;

•	System failure or disruptions in our communications or information technology;

•	The risk that we may lose key executives and not be able to enforce non-competition agreements with them;

•	Competition for hiring highly-skilled technical personnel;

•	Possible failure to provide end-to-end business solutions and deliver complex and large projects for our clients;

•	The risk of reputational harm to us;

•	Our revenues being highly dependent on clients concentrated in certain industries, including financial services and healthcare, and located primarily in the United States and Europe;

•	Risks relating to our global operations, including our operations in India;

•	The effects of fluctuations in the Indian rupee and other currency exchange rates;

•	The effect of our use of derivative instruments;

•	The risk of war, terrorist activities, pandemics and natural disasters;

•	The possibility that we may be required, as a result of our indebtedness, or otherwise choose to repatriate foreign earnings or that our foreign earnings or profits may become subject to U.S. taxes;

•	The possibility that we may lose certain tax benefits provided to companies in our industry by the Indian government;

•	The risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others;

•	Changes in domestic and international regulations and legislation relating to immigration and anti-outsourcing;

•	Increased regulation of the financial services and healthcare industries, as well as other industries in which our clients operate;

•	The Brexit Referendum and any negative effects on global economic conditions, financial markets and our business; and

•	The factors set forth in Part I, in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in foreign currencies, particularly the Indian rupee. Additionally, the Brexit Referendum and its effect on the British pound may subject us to increased volatility in foreign currency exchange rate movements. Accordingly, we periodically evaluate the need for hedging strategies, including the use of derivative financial instruments, to mitigate the effect of foreign currency exchange rate fluctuations and expect to continue to use such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures.
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of June 30, 2016, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2016	$615.0	69.1
2017	1,050.0	71.5
2018	405.0	74.2
Total	$2,070.0	71.3

As of June 30, 2016, the net unrealized loss on our outstanding foreign exchange forward contracts was $0.6 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2016, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $196.4 million.
Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2016 and 2017 which are used to hedge our foreign currency denominated net monetary assets. At June 30, 2016, the notional value of the outstanding contracts was $211.3 million and the related fair value was an asset of $2.3 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2016, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $20.4 million.
In 2014, we entered into a credit agreement providing for a $1,000.0 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature on November 20, 2019. As of June 30, 2016, we had $912.5 million outstanding under the term loan and no outstanding loans under the revolving credit facility. The credit agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 10% change in interest rates, with all other variables held constant, would have resulted in a 2.9% change to our reported interest expense for the six months ended June 30, 2016.
In addition, our cash, cash equivalents and short-term investments are subject to market risk from changes in interest rates. As of June 30, 2016, a 10% change in interest rates, with all other variables held constant, would result in a change in the fair market value of our available-for-sale investment securities of approximately $2.4 million.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.
We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of June 30, 2016, our short-term investments totaled $2,796.7 million. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2016. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 25, 2016, except as noted below.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum (the “Brexit Referendum”). The Brexit Referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the Brexit Referendum has created political and economic uncertainty about the future relationship between the United Kingdom and the European Union and as to whether any other European countries may similarly seek to exit the European Union. As we have material operations in the United Kingdom and the Rest of Europe and our global operations serve many customers with significant operations in those regions, our financial condition and results of operation may be impacted by such uncertainty.

In the six months ended June 30, 2016, revenue from our customers in the United Kingdom and Rest of Europe represented 9.3% and 7.0%, respectively, of our consolidated revenues. A significant portion of our revenue from customers in the United Kingdom is generated in British pounds. This exposure subjects us to revenue risk with respect to our customers in the United Kingdom as well as to risk resulting from adverse movements in foreign currency exchange rates. In addition, revenue from our Financial Services customers represented 40.1% of our consolidated revenues. Uncertainty regarding future United Kingdom financial laws and regulations, the withdrawal terms of the United Kingdom from the European Union and the future trade terms between the United Kingdom and the European Union could negatively impact the financial services sector, including our clients in such sector, and as a consequence adversely impact our financial condition and results of operations. Further, it is uncertain what impact the withdrawal of the United Kingdom from the European Union will have on general economic conditions in the United Kingdom, the European Union and globally. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
Through June 2016, our Board of Directors had authorized the repurchase of $2.0 billion of our outstanding shares of Class A common stock, excluding fees and expenses. In August 2016, the Board of Directors increased the Company's stock repurchase authorization under the program to $3.0 billion and extended the term of the program from December 31, 2017 to December 31, 2018. Under the stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the Company’s management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.

During the three months ended June 30, 2016, we repurchased $50.0 million of our Class A common stock under our stock repurchase program. These stock repurchases were funded from working capital. As of June 30, 2016, the remaining available balance under the Board authorization was $143.3 million.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2016 - April 30, 2016	630,852	$59.65	630,852	$155.7
May 1, 2016 - May 31, 2016	213,435	57.95	213,435	143.3
June 1, 2016 - June 30, 2016	—	—	—	143.3
Total	844,287	$59.22	844,287

In addition, during the three months ended June 30, 2016, we purchased additional shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended June 30, 2016, we purchased 453,335 shares at an aggregate cost of $27.7 million in connection with employee tax withholding obligations.

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

Cognizant Technology Solutions Corporation

Date:	August 5, 2016	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2016	By:	/s/ Karen McLoughlin
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