Form 10-Q
period 2016-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2016-11-07
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 31, 2016:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	606,704,575

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Financial Position (Unaudited) as of September 30, 2016 and December 31, 2015	1

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2016 and 2015 and for the Nine Months Ended September 30, 2016 and 2015	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2016 and 2015 and for the Nine Months Ended September 30, 2016 and 2015	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016 and 2015	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION	50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 5.	Other Information	52

Item 6.	Exhibits	54

SIGNATURES		55

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,550.3	$2,125.2
Short-term investments	3,308.3	2,824.3
Trade accounts receivable, net of allowances of $45.2 and $39.0, respectively	2,492.1	2,252.6
Unbilled accounts receivable	423.6	369.0
Other current assets	425.5	337.5
Total current assets	8,199.8	7,908.6
Property and equipment, net of accumulated depreciation of $1,255.3 and $1,079.1, respectively	1,323.3	1,271.4
Goodwill	2,482.0	2,404.7
Intangible assets, net	936.9	864.3
Deferred income tax assets, net	385.3	347.8
Equity method investment	60.6	—
Other noncurrent assets	328.8	264.2
Total assets	$13,716.7	$13,061.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$171.5	$165.3
Deferred revenue	281.7	323.7
Short-term debt	75.0	406.3
Accrued expenses and other current liabilities	1,772.5	1,818.4
Total current liabilities	2,300.7	2,713.7
Deferred revenue, noncurrent	158.3	49.3
Deferred income tax liabilities, net	3.7	3.3
Long-term debt	821.6	876.8
Other noncurrent liabilities	140.1	139.8
Total liabilities	3,424.4	3,782.9
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000.0 shares authorized, 606.6 and 609.0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6.1	6.1
Additional paid-in capital	279.2	453.0
Retained earnings	10,063.2	8,925.2
Accumulated other comprehensive income (loss)	(56.2)	(106.2)
Total stockholders’ equity	10,292.3	9,278.1
Total liabilities and stockholders’ equity	$13,716.7	$13,061.0
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$3,453.2	$3,187.0	$10,025.1	$9,183.5
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,077.4	1,934.6	6,030.5	5,506.6
Selling, general and administrative expenses	700.5	627.1	2,000.6	1,849.9
Depreciation and amortization expense	91.9	82.5	265.7	238.4
Income from operations	583.4	542.8	1,728.3	1,588.6
Other income (expense), net:
Interest income	27.2	20.7	85.4	56.3
Interest expense	(4.9)	(4.3)	(14.6)	(13.4)
Foreign currency exchange gains (losses), net	6.9	(15.8)	(4.2)	(28.4)
Other, net	0.3	(0.4)	1.7	(0.7)
Total other income (expense), net	29.5	0.2	68.3	13.8
Income before provision for income taxes	612.9	543.0	1,796.6	1,602.4
Provision for income taxes	(168.9)	(145.8)	(659.2)	(402.2)
Income from equity method investment	0.4	—	0.6	—
Net income	$444.4	$397.2	$1,138.0	$1,200.2
Basic earnings per share	$0.73	$0.65	$1.88	$1.97
Diluted earnings per share	$0.73	$0.65	$1.87	$1.96
Weighted average number of common shares outstanding - Basic	606.2	608.8	606.8	609.4
Dilutive effect of shares issuable under stock-based compensation plans	2.3	3.9	2.9	4.1
Weighted average number of common shares outstanding - Diluted	608.5	612.7	609.7	613.5
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$444.4	$397.2	$1,138.0	$1,200.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.5	(16.8)	(8.6)	(34.4)
Change in unrealized gains and losses on cash flow hedges, net of taxes	41.0	(6.8)	52.4	42.3
Change in unrealized gains and losses on available-for-sale securities, net of taxes	(2.0)	0.8	6.2	1.9
Other comprehensive income (loss)	39.5	(22.8)	50.0	9.8
Comprehensive income	$483.9	$374.4	$1,188.0	$1,210.0
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,138.0	$1,200.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278.4	242.0
Provision for doubtful accounts	9.2	8.4
Deferred income taxes	(44.2)	(107.3)
Stock-based compensation expense	165.4	141.6
Excess tax benefits on stock-based compensation plans	(19.0)	(19.0)
Other	9.2	27.9
Changes in assets and liabilities:
Trade accounts receivable	(261.2)	(190.6)
Other current assets	(84.2)	(7.6)
Other noncurrent assets	(51.0)	(40.1)
Accounts payable	11.9	16.8
Deferred revenues, current and noncurrent	(57.2)	11.5
Other current and noncurrent liabilities	(72.9)	179.5
Net cash provided by operating activities	1,022.4	1,463.3
Cash flows from investing activities:
Purchases of property and equipment	(212.8)	(198.7)
Purchases of investments	(4,215.5)	(2,093.9)
Proceeds from maturity or sale of investments	3,740.6	1,262.2
Payments for business combinations, net of cash acquired and equity method investment	(185.0)	—
Net cash (used in) investing activities	(872.7)	(1,030.4)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	134.6	98.9
Excess tax benefits on stock-based compensation plans	19.0	19.0
Repurchases of common stock	(492.2)	(383.2)
Repayment of term loan borrowings and capital lease obligations	(41.0)	(39.6)
Net change in notes outstanding under the revolving credit facility	(350.0)	(650.0)
Net cash (used in) financing activities	(729.6)	(954.9)
Effect of exchange rate changes on cash and cash equivalents	5.0	(11.4)
(Decrease) in cash and cash equivalents	(574.9)	(533.4)
Cash and cash equivalents, beginning of year	2,125.2	2,010.1
Cash and cash equivalents, end of period	$1,550.3	$1,476.7
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

During the nine months ended September 30, 2016, we repurchased 7.6 million shares of our Class A common stock for $439.5 million under our existing stock repurchase program approved by our Board of Directors. As of September 30, 2016, the remaining available balance under the Board of Directors authorization was $998.4 million. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. During the nine months ended September 30, 2016, such repurchases totaled 0.9 million shares at an aggregate cost of $52.7 million.

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued an update related to the presentation of debt issuance costs. The update requires debt issuance costs, other than costs incurred to secure lines of credit, be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this update. The guidance is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning on or after January 1, 2016. Thus, we have adopted this guidance as of January 1, 2016. We conformed prior period's presentation to current period's presentation on our consolidated statement of financial position. The adoption of this standard impacted financial statement presentation only and had no effect on our financial condition or results of operations.

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

New Accounting Pronouncements

In May 2014, the FASB issued a standard on revenue from contracts with customers. In 2016, the FASB issued four amendments to the new standard. The new standard, as amended, sets forth a single comprehensive model for recognizing and reporting revenue. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2018. Early adoption is permitted but not before periods beginning on or after January 1, 2017. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impacts relate to our accounting for software license contracts and other complex fixed-price contracts. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the standard may vary and will be dependent on contract-specific terms.

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

In February 2016, the FASB issued a standard on lease accounting. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2019. Upon adoption, entities will be required to use a modified retrospective transition which provides for certain practical expedients. Entities are required to apply the new standard at the beginning of the earliest comparative period presented. Early adoption of this new standard is permitted. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. We expect the requirement to recognize a right-of-use asset and a lease liability to have a material impact on the presentation of our consolidated statements of financial position.

In March 2016, the FASB issued an update to the standard on derivatives and hedging, which clarifies the effect of derivative contract novations on existing hedge accounting relationships. As it relates to derivative instruments, novation refers to replacing one of the parties to a derivative instrument with a new party, which may occur for a variety of reasons such as: financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, or because of laws or regulatory requirements. The update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. Upon adoption, entities can choose to apply the update on either a prospective basis or a modified retrospective basis. We do not expect the adoption of this amendment to have a material effect on our consolidated statements of financial position or results of operations.

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

In August 2016, the FASB issued an update to the standard on the statement of cash flows, which clarifies the presentation and classification of certain cash receipts and cash payments. The update addresses specific cash flow issues, including, but not limited to, debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2018. Early adoption is permitted, including adoption in an interim period, provided that all of the updates are adopted in the same period. Upon adoption, entities will be required to use a retrospective transition approach. We are currently evaluating the impact of the new guidance on our consolidated financial statements. The adoption of this guidance will affect financial statement presentation only and will have no effect on our financial position or results of operations.

In October 2016, the FASB issued an update to the standard on income taxes, which requires the recognition of current and deferred income taxes when an intra-entity transfer of assets other than inventory occurs. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2017. Early adoption is permitted in the first interim period. Upon adoption, the entities will be required to use a modified retrospective transition approach. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Note 2 — Internal Investigation and Related Matters

On September 30, 2016, we disclosed that we are conducting an internal investigation into whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. In September 2016, we voluntarily notified the U.S. Department of Justice, or DOJ, and Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $5.0 million in payments that may have been improper. During the three months ended September 30, 2016, we recorded an out-of-period correction related to $3.1 million of such payments that were previously capitalized that should have been expensed. The remaining $1.9 million of such payments remains under investigation. The recorded correction resulted in an increase of selling, general and administrative expenses of $3.1 million, a reduction in depreciation and amortization expense of $0.4 million, and a reduction in property and equipment, net of $2.7 million. These prior period corrections and the $1.9 million in payments under investigation were not material to any previously issued annual or any interim financial statements and are not expected to be material to the financial results for the year ending December 31, 2016.

During the closing process for the third quarter of 2016, based on the results of the internal investigation to date, we concluded that as of December 31, 2015 and in subsequent interim periods, we did not maintain an effective control environment. Specifically, we did not maintain an effective tone at the top as certain members of senior management may have participated in or failed to take action to prevent the making of potentially improper payments by either overriding or failing to enforce the controls established by the Company relating to real estate and procurement principally in connection with permits for certain facilities in India. Such actions would be inconsistent with the standards and tone at the top to which our Board of Directors and senior management are committed and would be in violation of the Company’s written code of conduct and procedures established in part to detect and prevent improper payments. Based on the results of the investigation to date, the members of senior management who may have participated in or failed to take action to prevent the making of the identified potentially improper payments are no longer with the Company or in a senior management position.

As a result of the foregoing, we have determined that a material weakness existed as of December 31, 2015, and continues to exist in subsequent interim periods, in our internal control over financial reporting. Accordingly, we have updated the previous conclusion included in Item 9A of our Form 10-K filed with the Securities and Exchange Commission on February 25, 2016 with respect to our disclosure controls and procedures and internal controls over financial reporting to conclude that our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2015 were ineffective. Also, we have updated the previous conclusions included in Item 4 of our Forms 10-Q filed with the Securities and Exchange Commission on May 6, 2016 and August 5, 2016 with respect to our disclosure controls and procedures to conclude that our disclosure controls and procedures as of March 31, 2016 and June 30, 2016, respectively, were ineffective.

We have concluded that we have a material weakness as of September 30, 2016. However, based on the results of the investigation to date, no material adjustments, restatements or other revisions to our previously issued financial statements are required.

Note 3 — Business Combinations and Equity Method Investment

Business Combinations

During the nine months ended September 30, 2016, we completed four business combinations for total initial consideration of approximately $124.7 million (net of cash acquired). One of these transactions was an acquisition of a global consulting and technology services company that strengthens and expands our digital capabilities to deliver cloud-based IT infrastructure services. The second transaction included an acquisition of a delivery center in Lithuania to enhance our delivery capabilities in Europe and a multi-year service agreement. The third transaction was an acquisition of tangible property, an assembled workforce and a multi-year service agreement, which qualifies as a business combination under accounting guidance. The fourth transaction was an acquisition of a global consulting company that offers digital innovation, strategy, design and technology services.

These acquisitions were included in our unaudited condensed consolidated financial statements as of the date on which the businesses were acquired and were not material to our operations, financial position or cash flow. We have preliminarily allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including non-deductible goodwill, based on their fair values. We finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition. Specifically-identified intangible assets and goodwill acquired were as follows:

	Fair Value	Weighted Average Useful Life
	(in millions)
Non-deductible goodwill	75.0
Customer relationship intangible assets	152.8	7.1 years
Other intangible assets	0.7	3.9 years

The primary items that generated the aforementioned goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an amortizable intangible asset.

Equity Method Investment

In April 2016, we acquired a 49% ownership interest in a strategic consulting firm specializing in the use of human sciences to help business leaders better understand customer behavior for a purchase price of $59.1 million. We have accounted for this investment as an equity method investment within our consolidated financial statements. In addition, we have the option to buy from the investee, or Call Option, and the investee has the option to sell to us, or Written Put Option, the remaining 51% of the investee at pre-determined purchase prices and contingent on certain performance conditions being satisfied. The Call Option, which has been recorded at cost, and our 49% ownership interest are included within "Equity method investment" in our consolidated statements of financial position. The Written Put Option is included within "Accrued expenses and other current liabilities." If we acquire the remaining 51% of the investee and the investee meets certain performance conditions, we would be obligated to make incremental payments up to a maximum of $100.0 million, in addition to the purchase price for the remaining 51% of the investee.

Note 4 — Short-term Investments

Our short-term investments were as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Trading investment securities:
Mutual funds	$25.0	$—
Total trading investment securities	25.0	—
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	616.2	527.1
Corporate and other debt securities	411.2	360.5
Certificates of deposit and commercial paper	1,032.7	754.0
Asset-backed securities	220.4	229.6
Municipal debt securities	114.7	121.3
Mutual funds	—	22.3
Total available-for-sale investment securities	2,395.2	2,014.8
Held-to-maturity investment securities:
Certificates of deposit and commercial paper	29.5	—
Total held-to-maturity investment securities	29.5	—
Other investments:
Time deposits	858.6	809.5
Total other investments	858.6	809.5
Total short-term investments	$3,308.3	$2,824.3

Trading Investment Securities

Our trading investment securities consist of a U.S. dollar denominated investment in a fixed income mutual fund. Unrealized gains for the three and nine months ended September 30, 2016 were immaterial. As of December 31, 2015, there were no investment securities in our portfolio classified as trading.

Available-for-Sale Investment Securities

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, and asset-backed securities, including Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at September 30, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$615.5	$1.0	$(0.3)	$616.2
Corporate and other debt securities	410.3	1.1	(0.2)	411.2
Certificates of deposit and commercial paper	1,032.3	0.8	(0.4)	1,032.7
Asset-backed securities	220.1	0.4	(0.1)	220.4
Municipal debt securities	114.5	0.3	(0.1)	114.7
Total available-for-sale investment securities	$2,392.7	$3.6	$(1.1)	$2,395.2

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2015 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$528.9	$—	$(1.8)	$527.1
Corporate and other debt securities	361.9	0.1	(1.5)	360.5
Certificates of deposit and commercial paper	754.0	0.1	(0.1)	754.0
Asset-backed securities	230.3	0.1	(0.8)	229.6
Municipal debt securities	121.2	0.2	(0.1)	121.3
Mutual funds	25.3	0.1	(3.1)	22.3
Total available-for-sale investment securities	$2,021.6	$0.6	$(7.4)	$2,014.8

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of September 30, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$210.6	$(0.3)	$—	$—	$210.6	$(0.3)
Corporate and other debt securities	116.9	(0.2)	0.9	—	117.8	(0.2)
Certificates of deposit and commercial paper	368.1	(0.4)	—	—	368.1	(0.4)
Asset-backed securities	62.8	(0.1)	0.6	—	63.4	(0.1)
Municipal debt securities	43.0	(0.1)	0.6	—	43.6	(0.1)
Total	$801.4	$(1.1)	$2.1	$—	$803.5	$(1.1)

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

The unrealized losses for the above securities as of September 30, 2016 and December 31, 2015 are primarily attributable to changes in interest rates. At each reporting date, the Company performs an evaluation of impaired available-for-sale securities to determine if the unrealized losses are other-than-temporary. Based on this evaluation as of June 30, 2016, the Company identified an investment in a mutual fund with a fair value of $21.7 million to be other-than-temporarily impaired based on management's intent to sell the investment and accordingly, recognized an impairment loss of $3.0 million in our consolidated statements of operations in the caption "Other, net". During the quarter ending September 30, 2016, the Company sold this investment at a loss of $3.1 million. As of September 30, 2016, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in accumulated other comprehensive income (loss).

The contractual maturities of our fixed income available-for-sale investment securities as of September 30, 2016 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,199.2	$1,199.6
Due after one year up to two years	498.6	499.2
Due after two years up to three years	373.5	374.5
Due after three years up to four years	101.3	101.5
Asset-backed securities	220.1	220.4
Fixed income available-for-sale investment securities	$2,392.7	$2,395.2

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Proceeds from sales of available-for-sale investment securities	$464.7	$168.3	$2,842.8	$596.4

Gross gains	$0.5	$0.2	$5.0	$1.1
Gross losses	(3.2)	(0.1)	(3.6)	(0.2)
Net realized (losses) gains on sales of available-for-sale investment securities	$(2.7)	$0.1	$1.4	$0.9

Held-to-Maturity Investment Securities

Our held-to-maturity investment securities consist of Indian rupee denominated investments in certificates of deposit and commercial paper. Our investment guidelines are to purchase securities that are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis.

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at September 30, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Certificates of deposit and commercial paper	29.5	—	—	29.5
Total held-to-maturity investment securities	$29.5	$—	$—	$29.5

As of December 31, 2015, there were no investment securities in our portfolio classified as held-to-maturity. As of September 30, 2016, there were no held-to-maturity investment securities in an unrealized loss position. At each reporting date, the Company performs an evaluation of impaired held-to-maturity securities to determine if the unrealized losses are other-than-temporary. As of September 30, 2016, we do not consider any of the investments to be other-than-temporarily impaired. The contractual maturities of our fixed income held-to-maturity investment securities as of September 30, 2016 are all within one year.

During the nine months ended September 30, 2016 and the year ended December 31, 2015, there were no transfers of investments between our trading, available-for-sale and held-to-maturity investment portfolios.

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Compensation and benefits	$1,116.7	$1,272.0
Income taxes	14.7	17.1
Professional fees	88.9	69.6
Travel and entertainment	36.9	29.8
Customer volume incentives	235.1	236.1
Derivative financial instruments	4.5	10.9
Other	275.7	182.9
Total accrued expenses and other current liabilities	$1,772.5	$1,818.4

Note 6 — Debt

In 2014, we entered into a credit agreement with a commercial bank syndicate, or the Credit Agreement, providing for a $1,000.0 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with the 2014 acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature in November 2019. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. We are required under the Credit Agreement to make scheduled quarterly principal payments on the term loan. Irrespective of the modification and waiver discussed below, we believe we were in compliance with all debt covenants and representations as of September 30, 2016.

On November 5, 2016, or the First Amendment Effective Date, we entered into Amendment No. 1 and Limited Waiver No. 1 to the Credit Agreement, or the First Amendment. The First Amendment modifies the representation and warranty in the Credit Agreement relating to compliance with anti-corruption laws to add an exception for actions, proceedings and other matters relating to our internal investigation into whether certain payments relating to our owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws, or the Disclosed Matters. Pursuant to the First Amendment, the required lenders waive certain defaults or events of default that may have existed prior to the First Amendment Effective Date due to such representation and warranty proving to have been materially incorrect solely as a result of the Disclosed Matters and due to our failure to provide notice thereof to the administrative agent.

Short-term Debt

The following summarizes our short-term debt balances as of:

	September 30, 2016	December 31, 2015
	(in millions)
Notes outstanding under revolving credit facility	$—	$350.0
Term loan - current maturities	75.0	56.3
Total short-term debt	$75.0	$406.3

Long-term Debt

The following summarizes our long-term debt balances as of:

	September 30, 2016	December 31, 2015
	(in millions)
Term loan, due 2019	$900.0	$937.5
Less:
Current maturities	(75.0)	(56.3)
Deferred financing costs	(3.4)	(4.4)
Long-term debt, net	$821.6	$876.8

In accordance with the recently adopted FASB update, we have presented debt issuance costs in the balance sheet as a direct deduction from the carrying value of that debt liability. As this guidance is effective on a retrospective basis, we conformed prior period's presentation to current period's presentation on our consolidated statement of financial position.

Note 7 — Income Taxes

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

In May 2016, India enacted the Finance Bill 2016 that, among other things, expanded the applicability of India’s buyback distribution tax to certain share buyback transactions occurring after June 1, 2016. In mid-May, prior to the June 1 effective date of the enactment, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. This transaction, or the India Cash Remittance, was undertaken pursuant to a plan approved by the High Court of Madras and simplified the shareholding structure of our principal operating subsidiary in India. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in tax expense in the United States and India, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion. As a result of this transaction, we will incur an incremental 2016 income tax expense of $237.5 million, including a discrete item recognized in the second quarter of 2016 of $142.6 million relating to the distribution of historic undistributed accumulated foreign earnings. The remaining portion represents the tax on the distribution of current year earnings. Total incremental tax expense of $213.7 million was recognized in the nine months ended September 30, 2016 and approximately $23.8 million will be recognized in the quarter ending December 31, 2016. This transaction is primarily responsible for the increase in our effective income tax rate in 2016 compared to 2015.

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

Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective income tax rate	27.6%	26.9%	36.7%	25.1%

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

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited condensed consolidated statement of financial position as of:

		September 30, 2016		December 31, 2015
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$37.5	$—	$7.2	$—
	Other noncurrent assets	16.8	—	1.6	—
	Accrued expenses and other current liabilities	—	0.4	—	9.7
	Other noncurrent liabilities	—	0.1	—	13.5
	Total	54.3	0.5	8.8	23.2
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	—	—	0.4	—
	Accrued expenses and other current liabilities	—	4.1	—	1.2
	Total	—	4.1	0.4	1.2
Total		$54.3	$4.6	$9.2	$24.4

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2016, 2017, and 2018. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the hedge contract matures. As of September 30, 2016, we estimate that $28.5 million, net of tax, of net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized gains (losses) included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	September 30, 2016	December 31, 2015
	(in millions)
2016	$315.0	$1,215.0
2017	1,125.0	900.0
2018	495.0	330.0
Total notional value of contracts outstanding	$1,935.0	$2,445.0
Net unrealized gains (losses) included in accumulated other comprehensive income (loss), net of taxes	$40.7	$(11.7)

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

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended September 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2016	2015		2016	2015
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$63.2	$(29.1)	Cost of revenues	$7.4	$(17.5)
			Selling, general and administrative expenses	1.4	(3.4)
			Total	$8.8	$(20.9)

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the nine months ended September 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2016	2015		2016	2015
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$77.7	$(3.4)	Cost of revenues	$8.0	$(42.8)
			Selling, general and administrative expenses	1.5	(9.0)
			Total	$9.5	$(51.8)

The activity related to the change in net unrealized gains (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 10.

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

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments is as follows:

	September 30, 2016		December 31, 2015
	Notional	Market Value	Notional	Market Value
	(in millions)
Contracts outstanding	$195.6	$(4.1)	$165.5	$(0.8)

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and nine months ended September 30, 2016 and 2015:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(5.5)	$3.2	$(5.8)	$1.5

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

Note 9 — Fair Value Measurements

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$263.8	$—	$—	$263.8
Total cash equivalents	263.8	—	—	263.8
Short-term investments:
Time deposits	—	858.6	—	858.6
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	568.3	47.9	—	616.2
Corporate and other debt securities	—	411.2	—	411.2
Certificates of deposit and commercial paper	—	1,032.7	—	1,032.7
Asset-backed securities	—	220.4	—	220.4
Municipal debt securities	—	114.7	—	114.7
Total available-for-sale investment securities	568.3	1,826.9	—	2,395.2
Held-to-maturity investment securities:
Certificates of deposit and commercial paper	—	29.5	—	29.5
Total held-to-maturity investment securities	—	29.5	—	29.5
Total short-term investments(1)	568.3	2,715.0	—	3,283.3
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	37.5	—	37.5
Accrued expenses and other current liabilities	—	(4.5)	—	(4.5)
Other noncurrent assets	—	16.8	—	16.8
Other noncurrent liabilities	—	(0.1)	—	(0.1)
Total	$832.1	$2,764.7	$—	$3,596.8
________________

(1)	Excludes trading securities in mutual funds valued at $25.0 million based on the net asset value, or NAV, of the fund at September 30, 2016.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$495.9	$—	$—	$495.9
Total cash equivalents	495.9	—	—	495.9
Short-term investments:
Time deposits	—	809.5	—	809.5
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	463.7	63.4	—	527.1
Corporate and other debt securities	—	360.5	—	360.5
Certificates of deposit and commercial paper	—	754.0	—	754.0
Asset-backed securities	—	229.6	—	229.6
Municipal debt securities	—	121.3	—	121.3
Total available-for-sale investment securities(1)	463.7	1,528.8	—	1,992.5
Total short-term investments(1)	463.7	2,338.3	—	2,802.0
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	7.6	—	7.6
Accrued expenses and other current liabilities	—	(10.9)	—	(10.9)
Other noncurrent assets	—	1.6	—	1.6
Other noncurrent liabilities	—	(13.5)	—	(13.5)
Total	$959.6	$2,323.1	$—	$3,282.7
________________

(1)	Excludes mutual funds valued at $22.3 million based on the net asset value, or NAV, of the fund at December 31, 2015.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of the time deposits approximated fair value as of September 30, 2016 and December 31, 2015.

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

During the nine months ended September 30, 2016 and the year ended December 31, 2015, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 10 — Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2016:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(99.0)	$—	$(99.0)	$(89.9)	$—	$(89.9)
Change in foreign currency translation adjustments	0.5	—	0.5	(8.6)	—	(8.6)
Ending balance	$(98.5)	$—	$(98.5)	$(98.5)	$—	$(98.5)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$5.7	$(2.1)	$3.6	$(6.8)	$2.2	$(4.6)
Net unrealized gains arising during the period	(2.9)	1.1	(1.8)	10.7	(3.4)	7.3
Reclassification of net (gains) to Other, net	(0.3)	0.1	(0.2)	(1.4)	0.3	(1.1)
Net change	(3.2)	1.2	(2.0)	9.3	(3.1)	6.2
Ending balance	$2.5	$(0.9)	$1.6	$2.5	$(0.9)	$1.6

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(0.6)	$0.3	$(0.3)	$(14.4)	$2.7	$(11.7)
Unrealized gains (losses) arising during the period	63.2	(15.3)	47.9	77.7	(17.8)	59.9
Reclassifications of gains to:
Cost of revenues	(7.4)	1.6	(5.8)	(8.0)	1.7	(6.3)
Selling, general and administrative expenses	(1.4)	0.3	(1.1)	(1.5)	0.3	(1.2)
Net change	54.4	(13.4)	41.0	68.2	(15.8)	52.4
Ending balance	$53.8	$(13.1)	$40.7	$53.8	$(13.1)	$40.7

Accumulated other comprehensive income (loss):
Beginning balance	$(93.9)	$(1.8)	$(95.7)	$(111.1)	$4.9	$(106.2)
Other comprehensive income (loss)	51.7	(12.2)	39.5	68.9	(18.9)	50.0
Ending balance	$(42.2)	$(14.0)	$(56.2)	$(42.2)	$(14.0)	$(56.2)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2015:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(52.4)	$—	$(52.4)	$(34.8)	$—	$(34.8)
Change in foreign currency translation adjustments	(16.8)	—	(16.8)	(34.4)	—	(34.4)
Ending balance	$(69.2)	$—	$(69.2)	$(69.2)	$—	$(69.2)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(0.5)	$—	$(0.5)	$(2.4)	$0.8	$(1.6)
Net unrealized gains arising during the period	1.4	(0.6)	0.8	4.0	(1.8)	2.2
Reclassification of net (gains) to Other, net	(0.2)	0.2	—	(0.9)	0.6	(0.3)
Net change	1.2	(0.4)	0.8	3.1	(1.2)	1.9
Ending balance	$0.7	$(0.4)	$0.3	$0.7	$(0.4)	$0.3

Unrealized (losses) on cash flow hedges:
Beginning balance	$(46.0)	$8.4	$(37.6)	$(102.6)	$15.9	$(86.7)
Net unrealized (losses) arising during the period	(29.1)	5.2	(23.9)	(3.4)	3.2	(0.2)
Reclassifications of losses to:
Cost of revenues	17.5	(3.2)	14.3	42.8	(7.7)	35.1
Selling, general and administrative expenses	3.4	(0.6)	2.8	9.0	(1.6)	7.4
Net change	(8.2)	1.4	(6.8)	48.4	(6.1)	42.3
Ending balance	$(54.2)	$9.8	$(44.4)	$(54.2)	$9.8	$(44.4)

Accumulated other comprehensive income (loss):
Beginning balance	$(98.9)	$8.4	$(90.5)	$(139.8)	$16.7	$(123.1)
Other comprehensive income (loss)	(23.8)	1.0	(22.8)	17.1	(7.3)	9.8
Ending balance	$(122.7)	$9.4	$(113.3)	$(122.7)	$9.4	$(113.3)

Note 11 — Commitments and Contingencies

We are involved in various claims and legal actions arising in the ordinary course of business. We accrue a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we do not record a liability, but instead disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, other than the specific matters described below, if decided adversely, is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flows.
On September 30, 2016, we disclosed that we are conducting an internal investigation into whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA, and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $5.0 million in payments that may have been recorded improperly. See Note 2.

On October 5, 2016 and October 27, 2016, two purported securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our officers as defendants and alleging violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects, and operations and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. The plaintiffs seek compensatory damages and an award of the costs and attorneys’ and experts’ fees of the plaintiff and a purported class of stockholders who purchased our common stock during the period between February 25, 2016 and September 30, 2016. On October 31, 2016, a lawsuit was filed in the Bergen County Superior Court - Law Division, New Jersey, naming us, all of our directors and certain of our current and former executive officers as defendants. The Company has not yet been served with the complaint.

We are presently unable to predict the duration, scope or result of the internal investigation, the related purported class actions or any other related lawsuit, and any investigations by the DOJ or the SEC, including whether either agency will commence any legal action. As such, we are presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to these matters. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. We could incur additional expenses related to fines or to remedial measures. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain. As such, these matters could have a material adverse effect on our business, annual or interim results of operations, cash flows or our financial condition.
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

The Company has indemnification and expense advancement obligations pursuant to its Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, the Company has received requests under such indemnification agreements and its Bylaws to provide advances of funds for legal fees and other expenses, and expects additional requests in connection with the investigation and related litigation. The Company has not provided a liability for these matters as of September 30, 2016 as it cannot estimate the ultimate outcome at this time.

As of September 30, 2016, we had outstanding fixed capital commitments of approximately $180.1 million related to our India development center expansion program to build new state-of-the-art IT development and delivery centers.

Note 12 — Segment Information

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

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenues:
Financial Services	$1,375.4	$1,284.0	$4,012.3	$3,695.2
Healthcare	992.8	939.2	2,865.7	2,715.6
Manufacturing/Retail/Logistics	678.7	606.2	1,971.6	1,733.4
Other	406.3	357.6	1,175.5	1,039.3
Total revenue	$3,453.2	$3,187.0	$10,025.1	$9,183.5
Segment Operating Profit:
Financial Services	$433.1	$430.0	$1,315.4	$1,197.5
Healthcare	314.2	322.8	879.4	885.4
Manufacturing/Retail/Logistics	213.5	215.5	658.8	598.0
Other	118.4	117.3	374.0	332.2
Total segment operating profit	1,079.2	1,085.6	3,227.6	3,013.1
Less: unallocated costs	495.8	542.8	1,499.3	1,424.5
Income from operations	$583.4	$542.8	$1,728.3	$1,588.6

Geographic Area Information

Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenues: (1)
North America(2)	$2,709.4	$2,510.6	$7,830.8	$7,226.5
United Kingdom	293.0	299.9	902.5	882.6
Rest of Europe	244.7	209.2	707.8	604.7
Europe - Total	537.7	509.1	1,610.3	1,487.3
Rest of World (3)	206.1	167.3	584.0	469.7
Total	$3,453.2	$3,187.0	$10,025.1	$9,183.5

	As of
	September 30, 2016	December 31, 2015
	(in millions)
Long-lived Assets: (4)
North America(2)	$284.1	$242.4
Europe	36.1	32.2
Rest of World (3)(5)	1,003.1	996.8
Total	$1,323.3	$1,271.4
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(5)	Substantially all of these long-lived assets relate to our operations in India.

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

The following table sets forth key financial results for the three months ended September 30, 2016 and 2015:

			Increase (Decrease)
	2016	2015	$	%
	(Dollars in millions, except per share data)
Revenues	$3,453.2	$3,187.0	$266.2	8.4
Income from operations	583.4	542.8	40.6	7.5
Net income	444.4	397.2	47.2	11.9
Diluted earnings per share	0.73	0.65	0.08
Other Financial Information[1]
Non-GAAP income from operations	667.2	617.8	49.4	8.0
Non-GAAP diluted earnings per share	0.86	0.76	0.10

The key drivers of our revenue growth during the three months ended September 30, 2016 as compared to September 30, 2015 were as follows:

•	Solid performance in our Other and Manufacturing/Retail/Logistics business segments with revenue growth of 13.6% and 12.0%, respectively;

•	Revenue in our Financial Services business segment grew 7.1% as demand from our banking customers was negatively affected by the current macroeconomic conditions;

•
Revenue in our Healthcare business segment grew 5.7% as the recent trend towards consolidation within the industry negatively affected demand from healthcare customers that were impacted by the mergers and acquisitions activity;

•	Sustained strength in the North American market where revenues grew 7.9%;

•
Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets. Revenue from our customers outside the United States was negatively affected by the strength of the U.S. dollar against the British pound:

◦
In Europe, we experienced revenue growth of 5.6%, after a negative currency impact of 8.3%. Within the United Kingdom, we experienced revenue decline of 2.3%, after a negative currency impact of 13.9%. Revenues from customers in the United Kingdom were negatively affected by the weakening of the British pound due to the result of the June 2016 United Kingdom referendum to exit the European Union, or Brexit Referendum. Revenues from our Rest of Europe customers increased 17.0% with immaterial currency impact;

◦	Revenue from our Rest of World customers increased 23.2% with immaterial currency impact;

•	Increased customer spending on discretionary projects;
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

We saw a continued demand from our customers for a broad range of services, including IT strategy and business consulting, application development and systems integration, enterprise information management, application testing, application maintenance, infrastructure services, and business process services. In addition, we are seeing a continued customer interest in digital solutions and increased demand for data mobility, mobile enterprise solutions and security services. We are also seeing an increase in demand for larger, more complex projects that are transformational for our customers, including managed services contracts. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater variability in our period to period operating results. We increased the number of strategic clients by 7 during the quarter, bringing the total number of our strategic clients to 322. We define a strategic client as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.

Our operating margin decreased slightly to 16.9% for the quarter ended September 30, 2016 from 17.0% for the quarter ended September 30, 2015, due to an increases in certain operating and professional service costs, partially offset by decrease in compensation and benefits costs (inclusive of the impact of lower incentive-based compensation accrual rates), the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015.

Our non-GAAP operating margin for the quarter ended September 30, 2016 decreased slightly to 19.3%2 from 19.4%2 in the quarter ended September 30, 2015, due to an increases in certain operating and professional service costs, partially offset by decrease in compensation and benefits costs (inclusive of the impact of lower incentive-based compensation accrual rates), the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015. Historically, we have invested our profits above the 19% to 20% non-GAAP operating margin level back into our business, which we believe is a significant contributing factor to our strong revenue growth. This investment is primarily focused in the areas of hiring client partners and relationship personnel with specific industry experience or domain expertise, training our technical staff in a broader range of service offerings, strengthening our business analytics and digital technology capabilities, strengthening and expanding our portfolio of services, continuing to expand our geographic presence for both sales and delivery, as well as recognizing and rewarding employee performance by means of enhanced incentive-based compensation. In addition, this investment includes maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our customer requests to take on additional projects. We expect to continue to invest amounts in excess of our targeted operating margin levels back into the business.

In May 2016, India enacted the Finance Bill 2016 that, among other things, expanded the applicability of India’s buyback distribution tax to certain share buyback transactions occurring after June 1, 2016. In mid-May, prior to the June 1 effective date of the enactment, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. This transaction, or the India Cash Remittance, was undertaken pursuant to a plan approved by the High Court of Madras and simplified the shareholding structure of our principal operating subsidiary in India. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in tax expense in the United States and India, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion. As a result of this transaction, we will incur an incremental 2016 income tax expense of $237.5 million, of which $190.0 million was recognized in the quarter ended June 30, 2016, $23.7 million was recognized in the quarter ended September 30, 2016, and $23.8 million will be recognized in the quarter ending December 31, 2016.

As previously disclosed, the Company is conducting an internal investigation into whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. In September 2016, we voluntarily notified the U.S. Department of Justice, or DOJ, and Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $5.0 million in payments that may have been recorded improperly. During the three
__________

2
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

months ended September 30, 2016, we recorded an out-of-period correction related to $3.1 million of such payments that were previously capitalized that should have been expensed. The remaining $1.9 million of such payments remains under investigation. The recorded correction resulted in an increase of selling, general and administrative expenses of $3.1 million, a reduction in depreciation and amortization expense of $0.4 million, and a reduction in property and equipment, net of $2.7 million. These prior period corrections and the $1.9 million in payments under investigation were not material to any previously issued annual or any interim financial statements and are not expected to be material to the financial results for the year ending December 31, 2016. Based on the results of the investigation to date, the members of senior management who may have participated in or failed to take action to prevent the making of the identified potentially improper payments are no longer with the Company or in a senior management position.

In October 2016, two purported securities class action complaints were filed, naming us and certain of our officers as defendants and alleging violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects, and operations and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. On October 31, 2016, a lawsuit was filed in the Bergen County Superior Court - Law Division, New Jersey, naming us, all of our directors and certain of our current and former executive officers as defendants. The Company has not yet been served with the complaint. See Part II, Item 1 - Legal Proceedings.

During the closing process for the third quarter of 2016, based on the results of the internal investigation to date, we concluded that as of December 31, 2015 and in subsequent interim periods, we did not maintain an effective control environment. As a result of the foregoing, we have determined that a material weakness existed as of December 31, 2015, and continues to exist in subsequent interim periods, in our internal control over financial reporting. Based on the results of the investigation to date, no material adjustments, restatements or other revisions to our previously issued financial statements are required. See Item 4 - Controls and Procedures.

We finished the third quarter of 2016 with approximately 255,800 employees, which is an increase of approximately 36,500 as compared to September 30, 2015. The increase in the number of our service delivery staff and the related infrastructure costs to meet the demand for our services are the primary drivers of the increase in our operating expenses in 2016. Annualized turnover, including both voluntary and involuntary, was approximately 16.6% for the three months ended September 30, 2016. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at clients are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff. We have experienced increases in compensation and benefit costs in India which may continue in the future; however, historically, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of our professional staff as well as utilization levels, and achieving other operating efficiencies.

At September 30, 2016, we had cash, cash equivalents and short-term investments of $4,858.6 million, working capital of $5,899.1 million and debt outstanding of $896.6 million. We believe our cash from operations and capital resources on hand provide sufficient liquidity to continue to make investments to expand and grow our business, and meet our debt repayment obligations.

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

•
Demand from our banking customers may continue to be negatively affected by the current macroeconomic conditions affecting the industry, including a sustained low interest rate environment, the weakening of the British pound and uncertainty in the markets due to the results of the Brexit Referendum. These conditions may also impact revenue growth from our customers in other business segments;

•	Demand from our healthcare customers may continue to be negatively affected by the recent trend towards consolidation within the healthcare industry;

•	Discretionary spending by our retail customers may be affected by weakness in the retail sector;

•	Legal fees and other expenses related to the internal investigation and related matters as described above;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the world economy.
In response to this environment, we plan to:

•	Continue to invest in our talent base and new service offerings, including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall IT spending by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, the Asia Pacific and Latin America regions, where we believe there are opportunities to gain market share;

•	Increase our strategic customer base across all of our business segments;

•	Opportunistically look for acquisitions that may improve our overall service delivery capabilities, expand our geographic presence and/or enable us to enter new areas of technology;

•	Focus on operating discipline in order to appropriately manage our cost structure; and

•	Locate most of our new development center facilities in tax incentivized areas.

Business Segments

Our four reportable business segments are:

•	Financial Services, which includes customers providing banking/transaction processing, capital markets and insurance services;

•	Healthcare, which includes healthcare providers and payers as well as life sciences customers, including pharmaceutical, biotech and medical device companies;

•	Manufacturing/Retail/Logistics, which includes consumer goods manufacturers, retailers, travel and other hospitality customers, as well as customers providing logistics services; and

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

We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended September 30, 2016 and 2015. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase / Decrease
	2016	Revenues	2015	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$3,453.2	100.0	$3,187.0	100.0	$266.2	8.4
Cost of revenues(1)	2,077.4	60.2	1,934.6	60.7	142.8	7.4
Selling, general and administrative expenses(1)	700.5	20.3	627.1	19.7	73.4	11.7
Depreciation and amortization expense	91.9	2.7	82.5	2.6	9.4	11.4
Income from operations	583.4	16.9	542.8	17.0	40.6	7.5
Other income (expense), net	29.5		0.2		29.3
Income before provision for income taxes	612.9	17.7	543.0	17.0	69.9	12.9
Provision for income taxes	(168.9)		(145.8)		(23.1)	15.8
Income from equity method investment	0.4		—		0.4
Net income	$444.4	12.9	$397.2	12.5	$47.2	11.9
Diluted earnings per share	$0.73		$0.65		$0.08
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$667.2	19.3	$617.8	19.4	$49.4	8.0
Non-GAAP diluted earnings per share	$0.86		$0.76		$0.10
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall. Revenues increased 8.4%, or $266.2 million, to $3,453.2 million during the three months ended September 30, 2016 from $3,187.0 million during the three months ended September 30, 2015. The increase in revenues was primarily attributed to services related to integration of digital technologies to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall IT and operations costs and continued penetration in all our geographic markets. The increase in revenues was primarily attributed to a growing demand for a broader range of services, including business process service, continued interest in using our global delivery model as a means to reduce overall IT and operations costs, demand for services related to integration of digital technologies to align with shifts in consumer preferences and continued penetration in all our geographic markets. Revenues from customers added since September 30, 2015 were $91.3 million and represented 34.3% of the period over period revenue increase. Revenue growth has been and may continue to be negatively affected by the weakening of the British pound due to the results of the Brexit Referendum.

Our consulting and technology services revenues for the three months ended September 30, 2016 increased by approximately 6.9% compared to the three months ended September 30, 2015 and represented approximately 57.4% of total revenues for the three months ended September 30, 2016. Our outsourcing services revenues for the three months ended September 30, 2016 increased by approximately 10.3% and constituted approximately 42.6% of total revenues for the three months ended September 30, 2016.

Revenues from our top five customers as a percentage of total revenues were 10.1% and 10.9% for the quarters ended September 30, 2016 and 2015, respectively. Revenues from our top ten customers as a percentage of total revenues were 16.6% and 18.4% for the quarters ended September 30, 2016 and 2015, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenues - Reportable Segments. Revenues by reportable business segment were as follows for the three months ended September 30:

	2016	2015	Increase
			$	%
	(Dollars in millions)
Financial Services	$1,375.4	$1,284.0	$91.4	7.1
Healthcare	992.8	939.2	53.6	5.7
Manufacturing/Retail/Logistics	678.7	606.2	72.5	12.0
Other	406.3	357.6	48.7	13.6
Total revenues	$3,453.2	$3,187.0	$266.2	8.4

Revenues from our Financial Services segment grew 7.1% or $91.4 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Growth was stronger among our insurance customers where revenues increased by $55.6 million as compared to an increase of $35.8 million for our banking customers. In this segment, revenues from customers added since September 30, 2015 were $26.2 million and represented 28.7% of the period over period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies to align with shifts in consumer preferences, cost optimization, regulatory compliance driven initiatives, cyber security and vendor consolidation. We believe demand from certain of our banking customers has been and may continue to be negatively affected by the current macroeconomic conditions affecting the industry, including a sustained low interest rate environment, the weakening of the British pound and uncertainty in the markets due to the results of the Brexit Referendum.

Revenues from our Healthcare segment grew 5.7% or $53.6 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Growth was stronger among our life sciences customers, where revenues increased by $32.4 million as compared to an increase of $21.2 million for our healthcare customers. Revenues from customers added since September 30, 2015 were $24.8 million and represented 46.3% of the period over period revenue increase in this segment. The increase in revenues from our life sciences customers was driven by increased demand for a broader range of services, including business process services, advanced data analytics and solutions that span multiple service lines while leveraging cloud technologies and platforms. The demand for our services has been and may continue to be affected by the trend towards consolidation within the healthcare industry. We believe that in the long term the healthcare industry continues to present a growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.

Revenues from our Manufacturing/Retail/Logistics segment grew 12.0% or $72.5 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Growth was stronger among our manufacturing and logistics customers, where revenues increased by $68.8 million as compared to an increase of $3.7 million for our retail and hospitality customers. Revenues from customers added since September 30, 2015 were $26.9 million and represented 37.1% of the period over period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies to align with shifts in consumer preferences as well as growing demand for analytics, supply chain consulting, implementation initiatives, product transformation and omni channel commerce implementation and integration services. Discretionary spending by our retail customers has been and may continue to be affected by weakness in the retail sector.

Revenues from our Other segment grew 13.6% or $48.7 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. In the third quarter of 2016, growth within Other was driven by the increased adoption of digital technologies and growing demand for a broader range of services, including business process services. Revenue growth in this segment was strong among our telecommunications customers, where revenues increased by $23.0 million, and our technology customers, where revenues increased by $17.0 million. Revenues from customers added since September 30, 2015 were $13.4 million and represented 27.5% of the period over period revenue increase in this segment.

Revenues - Geographic Markets. Revenues by geographic market were as follows for the three months ended September 30:

	2016	2015	Increase (Decrease)
			$	%
	(Dollars in millions)
North America	$2,709.4	$2,510.6	$198.8	7.9
United Kingdom	293.0	299.9	(6.9)	(2.3)
Rest of Europe	244.7	209.2	35.5	17.0
Europe - Total	537.7	509.1	28.6	5.6
Rest of World	206.1	167.3	38.8	23.2
Total revenues	$3,453.2	$3,187.0	$266.2	8.4

North America continues to be our largest market, representing 78.5% of total revenues for the third quarter of 2016, and accounting for $198.8 million of the $266.2 million total revenue increase from the third quarter of 2015. Revenue growth in Europe and Rest of World markets was driven by an increase in customer discretionary spending, customer adoption and integration of digital technologies to align with shifts in consumer preferences and the increasing acceptance of our global delivery model. In Europe, we experienced revenue growth of 5.6%, after a negative currency impact of 8.3%, in the third quarter of 2016. Specifically, within the United Kingdom we experienced a decrease in revenues of 2.3%, after a negative currency impact of 13.9% while revenues from our Rest of Europe customers increased 17.0% with immaterial currency impact. Revenue growth from our United Kingdom and Rest of Europe customers has been and may continue to be negatively affected by the current macroeconomic conditions, including the weakening of the British pound and uncertainty in the markets due to the results of the Brexit Referendum. Revenues from our Rest of World customers grew 23.2% with immaterial currency impact in the third quarter of 2016, and was primarily driven by the India and Australia markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long-term growth opportunities.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel and subcontracting related to revenues. Our cost of revenues increased by 7.4% or $142.8 million during the third quarter of 2016 as compared to the third quarter of 2015. The increase was due primarily to an increase in compensation and benefits costs (partially offset by the impact of lower incentive-based compensation accrual rates) and increases in professional service costs, partially offset by the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015. For the three months ended September 30, 2016, compensation and benefit costs increased by $79.3 million, primarily as a result of the increase in the number of our service delivery personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 11.7% or $82.8 million during the third quarter of 2016 as compared to the third quarter of 2015. Selling, general and administrative expenses, including depreciation and amortization, increased as a percentage of revenues to 22.9% in the third quarter of 2016 as compared to 22.3% in the third quarter of 2015. The increase as a percentage of revenues was due primarily to the increases in certain operating and professional service costs, an increase in compensation and benefits costs (partially offset by the impact of lower incentive-based compensation accrual rates) and increases in depreciation and amortization, partially offset by the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015.

Income from Operations and Operating Margin - Overall. Income from operations increased 7.5% or $40.6 million in the third quarter of 2016 as compared to the third quarter of 2015. Our operating margin decreased slightly to 16.9% for the quarter ended September 30, 2016 from 17.0% for the quarter ended September 30, 2015, due to an increases in certain operating and professional service costs, partially offset by decrease in compensation and benefits costs (inclusive of the impact of lower incentive-based compensation accrual rates), the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 60 basis points or 0.60 percentage points in the three months ended September 30, 2016.

Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 20 basis points or 0.20 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended September 30, 2016, the settlement of our cash flow hedges favorably impacted our operating margin by approximately 25 basis points or 0.25 percentage points as compared to a negative impact of approximately 66 basis points or 0.66 percentage points during the three months ended September 30 2015.

For the three months ended September 30, 2016 and 2015, our non-GAAP operating margins were 19.3%3 and 19.4%3, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

Segment Operating Profit. Segment operating profits were as follows for the three months ended September 30:

			Increase (Decrease)
	2016	2015	$	%
	(Dollars in millions)
Financial Services	$433.1	$430.0	$3.1	0.7
Healthcare	314.2	322.8	(8.6)	(2.7)
Manufacturing/Retail/Logistics	213.5	215.5	(2.0)	(0.9)
Other	118.4	117.3	1.1	0.9
Total segment operating profit	1,079.2	1,085.6	(6.4)	(0.6)
Less: unallocated costs	495.8	542.8	(47.0)	(8.7)
Income from operations	$583.4	$542.8	$40.6	7.5

In all our segments, operating profits decreased as a percentage of revenues due to headcount growth outpacing revenue growth and continued investments to grow our business, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. The decrease in unallocated costs is attributable to lower incentive-based compensation accrual rates in 2016 as compared to the 2015 period.

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended September 30:

	2016	2015	Increase/ Decrease
	(in millions)
Foreign currency exchange gains (losses)	$12.4	$(19.0)	$31.4
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(5.5)	3.2	(8.7)
Foreign currency exchange gains (losses), net	6.9	(15.8)	22.7
Interest income	27.2	20.7	6.5
Interest expense	(4.9)	(4.3)	(0.6)
Other, net	0.3	(0.4)	0.7
Total other income (expense), net	$29.5	$0.2	$29.3

The foreign currency exchange gains of $12.4 million were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The $5.5 million of losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized
_______________

3
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of September 30, 2016, the notional value of our undesignated hedges was $195.6 million. The increase in interest income of $6.5 million was primarily attributable to an increase in average invested balances in 2016.

Provision for Income Taxes. The provision for income taxes increased to $168.9 million during the three months ended September 30, 2016 from $145.8 million during the three months ended September 30, 2015. The effective income tax rate increased to 27.6% for the three months ended September 30, 2016 from 26.9% for the three months ended September 30, 2015. The increase in our effective income tax rate was primarily attributed to the effect of the incremental income tax expense of $23.7 million related to the India Cash Remittance, partially offset by discrete income tax benefits in 2016.

Net Income. Net income increased to $444.4 million for the three months ended September 30, 2016 from $397.2 million for the three months ended September 30, 2015, representing 12.9% and 12.5% of revenues, respectively. The increase in net income as a percentage of revenues is primarily due to the increase in net foreign currency exchange gains (losses), partially offset by an increase in the effective tax rate.

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

Our non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense and acquisition-related charges. Our definition of non-GAAP diluted earnings per share excludes net non-operating foreign currency exchange gains or losses and, for the three and nine months ended September 30, 2016 and for the remainder of 2016, the impact of a one-time incremental income tax expense related to the India Cash Remittance, in addition to excluding stock-based compensation expense and acquisition-related charges. Our non-GAAP diluted earnings per share is additionally adjusted for the income tax impact of the above items, as applicable. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

	2016	% of Revenues	2015	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$583.4	16.9	$542.8	17.0
Add: Stock-based compensation expense	49.7	1.4	46.4	1.5
Add: Acquisition-related charges (1)	34.1	1.0	28.6	0.9
Non-GAAP income from operations and non-GAAP operating margin	$667.2	19.3	$617.8	19.4

GAAP diluted earnings per share	$0.73		$0.65
Effect of above operating adjustments, net of tax (2)	0.10		0.09
Effect of non-operating foreign currency exchange (gains) losses, net of tax (3)	(0.01)		0.02
Effect of incremental income tax expense related to the India Cash Remittance (4)	0.04		—
Non-GAAP diluted earnings per share	$0.86		$0.76
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

(2)	The non-GAAP income tax benefits related to stock-based compensation expense were $10.1 million and $11.2 million for the three months ended September 30, 2016 and 2015, respectively.
The non-GAAP income tax benefits related to acquisition-related charges were $11.8 million and $10.5 million for the three months ended September 30, 2016 and 2015, respectively.

(3)
Non-operating foreign currency exchange gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes. For the three months ended September 30, 2016, the non-GAAP pre-tax non-operating foreign currency exchange gains were $6.9 million with related incremental non-GAAP income tax benefits of $2.1 million. For the three months ended September 30, 2015, the non-GAAP pre-tax non-operating foreign currency exchange losses were $15.8 million with related incremental non-GAAP income tax expense of $0.7 million. The effective tax rate related to the reported non-operating foreign currency exchange gains and losses varies depending on the jurisdictions in which such gains and losses are generated and the statutory rates applicable in those jurisdictions.

(4)
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of this transaction, we will incur an incremental 2016 income tax expense of $237.5 million, of which $190.0 million was recognized in the quarter ended June 30, 2016, $23.7 million was recognized in the quarter ended September 30, 2016 and $23.8 million will be recognized in the quarter ending December 31, 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase / Decrease
	2016	Revenues	2015	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$10,025.1	100.0	$9,183.5	100.0	$841.6	9.2
Cost of revenues(1)	6,030.5	60.2	5,506.6	60.0	523.9	9.5
Selling, general and administrative expenses(1)	2,000.6	20.0	1,849.9	20.1	150.7	8.1
Depreciation and amortization expense	265.7	2.7	238.4	2.6	27.3	11.5
Income from operations	1,728.3	17.2	1,588.6	17.3	139.7	8.8
Other income (expense), net	68.3		13.8		54.5	394.9
Income before provision for income taxes	1,796.6	17.9	1,602.4	17.4	194.2	12.1
Provision for income taxes	(659.2)		(402.2)		(257.0)	63.9
Income from equity method investment	0.6		—		0.6
Net income	$1,138.0	11.4	$1,200.2	13.1	$(62.2)	(5.2)
Diluted earnings per share	$1.87		$1.96		$(0.09)
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$1,987.2	19.8	$1,817.5	19.8	$169.7	9.3
Non-GAAP diluted earnings per share	$2.53		$2.27		$0.26
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall. Revenues increased 9.2%, or $841.6 million, to $10,025.1 million during the nine months ended September 30, 2016 from $9,183.5 million during the nine months ended September 30, 2015. The increase in revenues was primarily attributed to services related to integration of digital technologies to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall IT and operations costs and continued penetration in all our geographic markets. Revenues from customers added since September 30, 2015 were $177.3 million and represented 21.1% of the period over period revenue increase. Revenue growth has been and may continue to be negatively affected by the weakening of the British pound due to the results of the Brexit Referendum.

Our consulting and technology services revenues for the nine months ended September 30, 2016 increased by approximately 9.6% compared to the nine months ended September 30, 2015 and represented approximately 57.6% of total revenues for the nine months ended September 30, 2016. Our outsourcing services revenues for the nine months ended September 30, 2016 increased by approximately 8.6% and constituted approximately 42.4% of total revenues for the nine months ended September 30, 2016.

Revenues from our top five customers as a percentage of total revenues were 10.3% and 11.0% for the nine months ended September 30, 2016 and 2015, respectively. Revenues from our top ten customers as a percentage of total revenues were 17.2%, and 18.6% for the nine months ended September 30, 2016 and 2015, respectively. As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to decline over time.

Revenues - Reportable Segments. Revenues by reportable business segment were as follows for the nine months ended September 30:

	2016	2015	Increase
			$	%
	(Dollars in millions)
Financial Services	$4,012.3	$3,695.2	$317.1	8.6
Healthcare	2,865.7	2,715.6	150.1	5.5
Manufacturing/Retail/Logistics	1,971.6	1,733.4	238.2	13.7
Other	1,175.5	1,039.3	136.2	13.1
Total revenues	$10,025.1	$9,183.5	$841.6	9.2

Revenues from our Financial Services segment grew 8.6% or $317.1 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Growth was stronger among our insurance customers where revenues increased by $165.5 million as compared to an increase of $151.6 for our banking customers. In this segment, revenues from customers added since September 30, 2015 were $47.0 million and represented 14.8% of the period over period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies to align with shifts in consumer preferences, cost optimization, regulatory compliance driven initiatives, cyber security and vendor consolidation. We believe demand from certain of our banking customers has been and may continue to be negatively affected by the current macroeconomic conditions affecting the industry, including a sustained low interest rate environment, the weakening of the British pound and uncertainty in the markets due to the results of the Brexit Referendum.

Revenues from our Healthcare segment grew 5.5% or $150.1 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Growth was stronger among our life sciences customers, where revenues increased by $102.1 million as compared to an increase of $48.0 million for our healthcare customers. Revenues from customers added since September 30, 2015 were $45.7 million and represented 30.4% of the period over period revenue increase in this segment. The increase in revenues from our life sciences customers was driven by a growing demand for a broader range of services, including business process services and advanced data analytics and solutions that span multiple service lines while leveraging cloud technologies and platforms. The demand for our services has been and may continue to be affected by the trend towards consolidation within the healthcare industry. We believe that in the long term the healthcare industry continues to present a growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.

Revenues from our Manufacturing/Retail/Logistics segment grew 13.7% or $238.2 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Growth was stronger among our manufacturing and logistics customers, where revenues increased by $193.7 million as compared to an increase of $44.5 million for our retail and hospitality customers. Revenues from customers added since September 30, 2015 were $51.8 million and represented 21.7% of the period over period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies to align with shifts in consumer preferences, as well as growing demand for analytics, supply chain consulting, implementation initiatives, product transformation and omni channel commerce implementation and integration services. Discretionary spending by our retail customers has been and may continue to be affected by weakness in the retail sector.

Revenues from our Other segment grew 13.1% or $136.2 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. In the nine months ended September 30, 2016, growth within Other was driven by increased adoption of digital technologies, platform engineering for cloud solutions and an expanded range of services, such as business process services. Revenue growth in this segment was strong among our technology customers, where revenues increased by $69.4 million, and our telecommunications customers, where revenues increased by $46.0 million. Revenues from customers added since September 30, 2015 were $32.8 million and represented 24.1% of the period over period revenue increase in this segment.

Revenues - Geographic Markets. Revenues by geographic market were as follows for the nine months ended September 30:

	2016	2015	Increase
			$	%
	(Dollars in millions)
North America	$7,830.8	$7,226.5	$604.3	8.4
United Kingdom	902.5	882.6	19.9	2.3
Rest of Europe	707.8	604.7	103.1	17.0
Europe - Total	1,610.3	1,487.3	123.0	8.3
Rest of World	584.0	469.7	114.3	24.3
Total revenues	$10,025.1	$9,183.5	$841.6	9.2

North America continues to be our largest market representing 78.1% of total revenues for the nine months ended September 30, 2016 and accounted for $604.3 million of the $841.6 million total revenue increase over the nine months ended September 30, 2015. Revenue growth in Europe and Rest of World markets was driven by an increase in customer discretionary spending and customer adoption and integration of digital technologies to align with shifts in consumer preferences. In the nine months ended September 30, 2016, revenues from our customers in Europe grew 8.3%, after a negative currency impact of 5.2% compared to the same period in 2015. Specifically, within the United Kingdom, we experienced revenue growth of 2.3%, after a negative currency impact of 8.1% while revenues from our Rest of Europe customers increased 17.0%, after a negative currency impact of 1.0%. Revenue growth from our United Kingdom and Rest of Europe customers has been and may continue to be negatively affected by the current macroeconomic conditions, including a sustained low interest rate environment, the weakening of the British pound and uncertainty in the markets due to the results of the Brexit Referendum. Revenue from our Rest of World customers grew 24.3%, after a negative currency impact of 3.1% in the nine months ended September 30, 2016, and was primarily driven by the India, Singapore and Australia markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long-term growth opportunities.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel and subcontracting related to revenues. Our cost of revenues increased by 9.5% or $523.9 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was due primarily to an increase in compensation and benefits costs (partially offset by the impact of lower incentive-based compensation accrual rates), the increase in certain operating and professional service costs and the loss recognized on the fixed-price customer contract, partially offset by the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015. In June 2016, we amended a fixed-price customer contract in which Cognizant is a subcontractor to a third party for the purpose of delivering healthcare-related implementation services to local government. This arrangement is accounted for using the percentage of completion method of revenue recognition. We revised our estimate of total revenue and total efforts required to complete the contract and as a result, we recognized a net pre-tax loss of $27.4 million in the second quarter of 2016. For the nine months ended September 30, 2016, compensation and benefit costs increased by $380.4 million, primarily as a result of the increase in the number of our service delivery personnel as compared to 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 8.5%, or $178.0 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Selling, general and administrative expenses, including depreciation and amortization, decreased slightly as a percentage of revenues to 22.6% for the nine months ended September 30, 2016 as compared to 22.7% for the nine months ended September 30, 2015. The decrease as a percentage of revenues was due primarily to the decrease in compensation and benefit costs as a percentage of revenue (inclusive of the impact of lower incentive-based compensation accrual rates), the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015, partially offset by the increase in certain professional service costs.

Income from Operations and Operating Margin - Overall. Income from operations increased 8.8% or $139.7 million for the nine months ended September 30, 2016 as compared to the same period in 2015. Our operating margin decreased slightly to

17.2% for the nine months ended September 30, 2016 from 17.3% for the nine months ended September 30, 2015, due to an increase in compensation and benefits costs (inclusive of the impact of lower incentive-based compensation accrual rates), increases in certain professional service costs, partially offset by the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlements of cash flow hedges in 2016 as compared to losses in 2015. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 105 basis points or 1.05 percentage points during the nine months ended September 30, 2016. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2016, the settlement of cash flow hedges positively impacted our operating margin by approximately 9 basis points or 0.09 percentage points, as compared to a negative impact of approximately 56 basis points or 0.56 percentage points in 2015.

For the nine months ended September 30, 2016 and 2015, our non-GAAP operating margins were 19.8%4. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense and acquisition-related charges.

Segment Operating Profit. Segment operating profits were as follows for the nine months ended September 30:

			Increase (Decrease)
	2016	2015	$	%
	(Dollars in millions)
Financial Services	$1,315.4	$1,197.5	$117.9	9.8
Healthcare	879.4	885.4	(6.0)	(0.7)
Manufacturing/Retail/Logistics	658.8	598.0	60.8	10.2
Other	374.0	332.2	41.8	12.6
Total segment operating profit	3,227.6	3,013.1	214.5	7.1
Less: unallocated costs	1,499.3	1,424.5	74.8	5.3
Income from operations	$1,728.3	$1,588.6	$139.7	8.8

In our Financial Services segment, operating profit for the nine months ended September 30, 2016 increased as a percentage of revenues when compared to 2015 due to revenue growth outpacing headcount growth and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. In our Healthcare, Manufacturing/Retail/Logistics and Other segments, operating profits decreased as a percentage of revenues due to headcount growth outpacing revenue growth and investments to grow our business, partially offset by the favorable impact of the depreciation of the India rupee versus the U.S. dollar. The operating profit in our Healthcare segment was further impacted by a loss on a fixed-price contract with a customer of $27.4 million.

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

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the nine months ended September 30:

	2016	2015	Increase/ Decrease
	(in millions)
Foreign currency exchange gains (losses)	$1.6	$(29.9)	$31.5
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(5.8)	1.5	(7.3)
Foreign currency exchange (losses), net	(4.2)	(28.4)	24.2
Interest income	85.4	56.3	29.1
Interest expense	(14.6)	(13.4)	(1.2)
Other, net	1.7	(0.7)	2.4
Total other income (expense), net	$68.3	$13.8	$54.5

The foreign currency exchange gains of $1.6 million were primarily attributed to the remeasurement of net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The $5.8 million of losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of September 30, 2016, the notional value of our undesignated hedges was $195.6 million. The increase in interest income of $29.1 million was primarily attributable to an increase in average invested balances in 2016.

Provision for Income Taxes. The provision for income taxes increased to $659.2 million during the nine months ended September 30, 2016 from $402.2 million during the nine months ended September 30, 2015. The effective income tax rate increased to 36.7% for the nine months ended September 30, 2016 from 25.1% for the nine months ended September 30, 2015. The increase in our effective income tax rate was primarily attributed to the effect of the incremental income tax expense of $213.7 million related to the India Cash Remittance.

Net Income. Net income decreased to $1,138.0 million for the nine months ended September 30, 2016 from $1,200.2 million for the nine months ended September 30, 2015, representing 11.4% and 13.1% of revenues, respectively. The decrease in net income is primarily due to the incremental income tax expense related to the India Cash Remittance.

Non-GAAP Financial Measures

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

	2016	% of Revenues	2015	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$1,728.3	17.2	$1,588.6	17.3
Add: Stock-based compensation expense	165.4	1.7	141.6	1.5
Add: Acquisition-related charges (1)	93.5	0.9	87.3	1.0
Non-GAAP income from operations and non-GAAP operating margin	$1,987.2	19.8	$1,817.5	19.8

GAAP diluted earnings per share	$1.87		$1.96
Effect of above operating adjustments, net of tax (2)	0.31		0.26
Effect of non-operating foreign currency exchange losses, net of tax (3)	—		0.05
Effect of incremental income tax expense related to the India Cash Remittance (4)	0.35		—
Non-GAAP diluted earnings per share	$2.53		$2.27
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

(2)	The non-GAAP income tax benefits related to stock-based compensation expense were $36.8 million and $34.3 million for the nine months ended September 30, 2016 and 2015, respectively.
The non-GAAP income tax benefits related to acquisition-related charges were $33.7 million and $32.9 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)
Non-operating foreign currency exchange gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes. The non-GAAP pre-tax non-operating foreign currency exchange losses were $4.2 million and $28.4 million for the nine months ended September 30, 2016 and 2015, respectively, with related non-GAAP tax benefits of $3.1 million and $0.1 million, respectively. The effective tax rate related to the reported non-operating foreign currency exchange gains and losses varies depending on the jurisdictions in which such gains and losses are generated and the statutory rates applicable in those jurisdictions.

(4)
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of this transaction, we will incur an incremental 2016 income tax expense of $237.5 million, of which $213.7 million was recognized in the nine months ended September 30, 2016 and $23.8 million will be recognized in the quarter ending December 31, 2016.

Liquidity and Capital Resources

Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of September 30, 2016, we had cash, cash equivalents and short-term investments of $4,858.6 million and additional available capacity under our revolving credit facility of approximately $750.0 million. We have used and plan to continue to use a combination of our cash flow from operations, cash on hand and capacity available under our revolving credit facility for expansion of existing operations, including our offshore development and delivery centers, continued investments in new service lines and digital capabilities, acquisitions of related businesses, formation of joint ventures, stock repurchases and general corporate purposes, including funding working capital requirements.

The following table provides a summary of our cash flows for the nine months ended September 30:

	2016	2015	Increase / Decrease
	(in millions)
Net cash from operating activities	$1,022.4	$1,463.3	$(440.9)
Net cash (used in) investing activities	(872.7)	(1,030.4)	157.7
Net cash (used in) financing activities	(729.6)	(954.9)	225.3

Operating activities. The decrease in cash generated from operating activities was primarily attributable to a decrease in net income and higher incentive-based compensation payments made in the first nine months of 2016 as compared to the same period in 2015. Trade accounts receivable increased to $2,492.1 million at September 30, 2016 from $2,252.6 million at December 31, 2015. Unbilled accounts receivable increased to $423.6 million at September 30, 2016 from $369.0 million at December 31, 2015. The increase in trade accounts receivable and unbilled receivables as of September 30, 2016 as compared to December 31, 2015 were primarily due to increased revenues.

We monitor turnover, aging and the collection of accounts receivable through the use of management reports that are prepared on a customer basis and evaluated by our finance staff. Our days sales outstanding calculation includes billed and unbilled accounts receivable, net of allowance for doubtful accounts, reduced by the uncollected portion of our deferred revenue. Our days sales outstanding as of September 30, 2016 was 75 days as compared to 70 days as of December 31, 2015 and 71 days as of September 30, 2015.

Investing activities. The decrease in net cash used in investing activities is primarily related to lower net investment purchases in 2016, partially offset by payments for acquisitions and an equity method investment in the 2016 period.

Financing activities. The decrease in cash used in financing activities in the 2016 period is primarily attributable to lower repayments of notes under our revolving credit facility, partially offset by the increase in stock repurchases.

In 2014, we entered into a credit agreement with a commercial bank syndicate, or the Credit Agreement, providing for a $1,000.0 million unsecured term loan and a $750.0 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature in November 2019. As of September 30, 2016, we had $900.0 million outstanding under the term loan and no outstanding loans under the revolving credit facility.

The Credit Agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the Credit Agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. Irrespective of the modification and waiver discussed below, we believe we were in compliance with all debt covenants and representations as of September 30, 2016. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of September 30, 2016 and through the date of this filing.

On November 5, 2016, or the First Amendment Effective Date, we entered into Amendment No. 1 and Limited Waiver No. 1 to the Credit Agreement, or the First Amendment. The First Amendment modifies the representation and warranty in the Credit Agreement relating to compliance with anti-corruption laws to add an exception for actions, proceedings and other matters relating to our internal investigation into whether certain payments relating to our owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act and other applicable laws, or the Disclosed Matters. Pursuant to the First Amendment, the required lenders waive certain defaults or events of default that may have existed prior to the First Amendment Effective Date due to such representation and warranty proving to have been materially incorrect solely as a result of the Disclosed Matters and due to our failure to provide notice thereof to the administrative agent.

We have used a portion of our available capital resources for stock repurchases. The number of shares ultimately repurchased under our open-market share purchase program may vary depending on numerous factors, including, without limitation, our stock price and other market conditions, our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of stock repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Stock repurchases may be made from time to time through open-market purchases and through the use of Rule 10b5-1 plans and/or by other means. The stock repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.

We believe our U.S. cash flows continue to be sufficient to fund our current domestic operations and obligations, including debt service. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including debt repayments, and due to other reasons, such as acquisition-related activities. The Company’s U.S. operations historically have generated and are expected to continue to generate substantial cash flows. In circumstances where the Company has additional cash requirements in the United States, we have several additional liquidity options available to meet those requirements. These options may include borrowing additional funds, including borrowings under our committed revolving credit facility or a new syndicated lending facility should we seek one, temporarily utilizing intercompany loans with certain foreign subsidiaries on a limited basis and repatriating certain of our foreign earnings. Additionally, we have historically believed that we had access to the credit and equity securities markets and expect to have access to them in the future. However, the ongoing investigation and the material weakness described in Item 4 - Controls and Procedures could hinder our ability to access the capital markets.

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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of September 30, 2016, $3,727.6 million of our cash, cash equivalents and short-term investments were held outside the United States. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts affected by the India Cash Remittance and amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate these amounts to fund our liquidity needs in the United States. In reaching this conclusion, we considered the one-time nature of the India Cash Remittance, our capital needs in the United States, the available sources of liquidity in the United States and our growth plans outside the United States. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, which may lead us to repatriate foreign earnings. This may result in an additional provision for income taxes, which could materially affect our future effective income tax rate. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.

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

Commitments and Contingencies

We are involved in various claims and legal actions arising in the ordinary course of business. We accrue a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we do not record a liability, but instead disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, other than the specific matters described below, if decided adversely, is not expected to have a material adverse effect on our business, financial condition, results of operations and cash flows.
On September 30, 2016, we disclosed that we are conducting an internal investigation into whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA, and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $5.0 million in payments that may have been recorded improperly. See Note 2.

On October 5, 2016 and October 27, 2016, two purported securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our officers as defendants and alleging violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects, and operations and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. The plaintiffs seek compensatory damages and an award of the costs and attorneys’ and experts’ fees of the plaintiff and a purported class of stockholders who purchased our common stock during the period between February 25, 2016 and September 30, 2016. On October 31, 2016, a lawsuit was filed in the Bergen County Superior Court - Law Division, New Jersey, naming us, all of our directors and certain of our current and former executive officers as defendants. The Company has not yet been served with the complaint.

We are presently unable to predict the duration, scope or result of the internal investigation, of any investigations by the DOJ or the SEC or the purported class action lawsuits or other lawsuits. As such, we are presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to these matters. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. We could incur additional expenses related to fines or to remedial measures. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain. As such, these matters could have a material adverse effect on our business, annual or interim results of operations, cash flows or our financial condition.
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

The Company has indemnification and expense advancement obligations pursuant to its Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, the Company has received requests under such indemnification agreements and its Bylaws to provide advances of funds for legal fees and other expenses, and expects additional requests in connection with the investigation and related litigation. The Company has not provided a liability for these matters as of September 30, 2016 as it cannot estimate the ultimate outcome at this time.

As of September 30, 2016, we had outstanding fixed capital commitments of approximately $180.1 million related to our India development center expansion program to build new state-of-the-art IT development and delivery centers.

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as 78.1% of our revenues for the nine months ended September 30, 2016 were generated from customers located in North America. Revenues from our customers in the United Kingdom, Rest of Europe and Rest of World represented 9.0%, 7.1% and 5.8%, respectively, of our 2016 revenues. Accordingly, our operating results outside the United States may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar. In particular, the results of the Brexit Referendum and its effect on the British pound may subject us to increased volatility in foreign currency exchange rate movements.

A portion of our costs in India, representing approximately 22.5% of our global operating costs for the nine months ended September 30, 2016, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the nine months ended September 30, 2016, we reported foreign currency exchange gains, exclusive of hedging gains or losses, of $1.6 million, which were primarily attributed to the remeasurement of net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee, in our foreign subsidiaries.
We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Our Indian subsidiaries, collectively referred to as Cognizant India, convert U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These hedges to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the nine months ended September 30, 2016, we reported gains of $9.5 million on contracts that settled during this period. As of September 30, 2016, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2016	$315.0	69.5
2017	1,125.0	71.5
2018	495.0	73.9
Total	$1,935.0	71.8

Our foreign subsidiaries are exposed to foreign exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2016 and 2017 which are used to hedge our foreign currency denominated net monetary assets. At September 30, 2016, the notional value of the outstanding contracts was $195.6 million and the related fair value was a liability of $4.1 million. During the three and nine months ended September 30, 2016, inclusive of $5.5 million and $5.8 million of losses, respectively, on these undesignated balance sheet hedges, we reported net foreign currency exchange gains of $6.9 million and losses of $4.2 million, respectively.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the nine months ended September 30, 2016 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, plans, objectives, the ongoing internal investigation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including, but not limited to:

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

•
Risks associated with our ongoing internal investigation into possible violations of the Foreign Corrupt Practices Act and similar laws, including sanctions, fines or remedial measures that may be imposed by the DOJ or SEC, additional expenses related to remedial measures, the costs of defending and possible judgments against us that may result from associated lawsuits against us and any possible impact on our ability to timely file the required reports with the SEC;

•
Risks associated with our identified material weakness in internal control over financial reporting and any other failure to maintain effective internal controls, including any potential future findings of control deficiencies through the internal investigation, as a we acquire and integrate other companies or otherwise;

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of September 30, 2016, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2016	$315.0	69.5
2017	1,125.0	71.5
2018	495.0	73.9
Total	$1,935.0	71.8

As of September 30, 2016, the net unrealized gain on our outstanding foreign exchange forward contracts was $53.8 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2016, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $190.0 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2016 and 2017 which are used to hedge our foreign currency denominated net monetary assets. At September 30, 2016, the notional value of the outstanding contracts was $195.6 million and the related fair value was a liability of $4.1 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2016, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $17.7 million.

In 2014, we entered into the Credit Agreement providing for a $1,000.0 million unsecured term loan and a $750.0 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature on November 20, 2019. As of September 30, 2016, we had $900.0 million outstanding under the term loan and no outstanding loans under the revolving credit facility. The Credit Agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 10% change in interest rates, with all other variables held constant, would have resulted in a 3.1% change to our reported interest expense for the nine months ended September 30, 2016.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our trading and available-for-sale investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of September 30, 2016, our short-term investments totaled $3,308.3 million. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities, Indian rupee denominated certificates of deposit and commercial paper, U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.

In addition, our cash, cash equivalents and short-term investments are subject to market risk from changes in interest rates. As of September 30, 2016, a 10% change in interest rates, with all other variables held constant, would result in a change in the fair market value of our available-for-sale investment securities of approximately $1.4 million.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.

Item 4.    Controls and Procedures.

Background and Internal Investigation

As previously disclosed, the Company is conducting an internal investigation into whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. During the third quarter of 2016, through the internal investigation, we discovered that certain members of senior management may have participated in or failed to take action to prevent the making of potentially improper payments by either overriding or failing to enforce the controls established by the Company relating to real estate and procurement principally in connection with permits for certain facilities in India. Such actions would be inconsistent with the standards and tone at the top to which our Board of Directors and senior management are committed and would be in violation of the Company’s written code of conduct and procedures established in part to detect and prevent improper payments. Based on the results of the investigation to date, the members of senior management who may have participated in or failed to take action to prevent the making of the identified potentially improper payments are no longer with the Company or in a senior management position.

As a result of the foregoing, we have determined that a material weakness existed as of December 31, 2015, and continues to exist in subsequent interim periods, in our internal control over financial reporting. Accordingly, the previous conclusion included in Item 9A of our Form 10-K filed with the Securities and Exchange Commission on February 25, 2016 that our disclosure controls and procedures and internal controls over financial reporting were effective is hereby updated to conclude that our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2015 were ineffective. Also, the previous conclusions included in Item 4 of our Forms 10-Q filed with the Securities and Exchange Commission on May 6, 2016 and August 5, 2016 that our disclosure controls and procedures were effective is hereby updated to conclude that our disclosure controls and procedures as of March 31, 2016 and June 30, 2016, respectively, were ineffective.

We have concluded that we have a material weakness as of September 30, 2016. However, based on the results of the investigation to date, no material adjustments, restatement or other revisions to our previously issued financial statements are required.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2016.

We have identified a material weakness in our internal control over financial reporting, as described further below. Based on the evaluation of the design and effectiveness of our disclosure controls and procedures, and as a result of the material weakness described below, our chief executive officer and chief financial officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were not effective.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the closing process for the third quarter of 2016, based on the results of the internal investigation to date, we concluded that as of December 31, 2015 and in subsequent interim periods, we did not maintain an effective control environment. Specifically, we did not maintain an effective tone at the top as certain members of senior management may have participated in or failed to take action to prevent the making of potentially improper payments by either overriding or failing to enforce the controls established by the Company relating to real estate and procurement principally in connection with permits for certain facilities in India.

This control deficiency did not result in a material misstatement of our current or prior period consolidated annual or interim financial statements. However, this control deficiency could have resulted in material misstatements to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Plans

We have begun and expect to continue implementing various changes in our internal control over financial reporting to remediate the material weakness described above.

While the internal investigation is ongoing, based on the results of the investigation to date, the members of senior management who may have participated in or failed to take action to prevent the making of the identified potentially improper payments are no longer with the Company or in a senior management position. Additional personnel actions have been taken with respect to other employees and further actions may be required.

We have recently initiated additional measures to address the above deficiencies which we believe will contribute to the ultimate remediation of the material weakness. These additional measures include, but are not limited to, enhanced oversight controls in the areas of procurement and accounts payable as they relate to real estate transactions in India.

Changes in Internal Control over Financial Reporting

Other than described in "Remediation Plans" above, there were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

On September 30, 2016, we disclosed that we are conducting an internal investigation into whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. In September 2016, we voluntarily notified the U.S. Department of Justice, or DOJ, and Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $5.0 million in payments that may have been improper. Based on the results of the investigation to date, no material adjustments, restatements or other revisions to our previously issued financial statements are required.

On October 5, 2016 and October 27, 2016, two purported securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our officers as defendants and alleging violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects, and operations and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. The plaintiffs seek compensatory damages and an award of the costs and attorneys’ and experts’ fees of the plaintiff and a purported class of stockholders who purchased our common stock during the period between February 25, 2016 and September 30, 2016. On October 31, 2016, a lawsuit was filed in the Bergen County Superior Court - Law Division, New Jersey, naming us, all of our directors and certain of our current and former executive officers as defendants. The Company has not yet been served with the complaint.

We are presently unable to predict the duration, scope or result of the Audit Committee’s investigation, of any investigations by the DOJ or the SEC or the purported class action lawsuits or other lawsuits. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. We could incur additional expenses related to fines or to remedial measures. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other related lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain.

We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated financial position.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 25, 2016, except as noted below.

The outcome of the internal investigation being conducted under the oversight of our Audit Committee of possible violations of the Foreign Corrupt Practices Act and similar laws and related litigation could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition.

On September 30, 2016, we disclosed that we are conducting an internal investigation into whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA, and other applicable laws. In September 2016, we voluntarily notified the DOJ, and the SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel.

On October 5 and 27, 2016, two purported securities class action lawsuits were filed in the United States District Court for the District of New Jersey, naming us and certain of our officers as defendants and alleging violations of the Securities Exchange Act of 1934, as amended. The complaints alleged false or misleading statements related to potential violations of the FCPA, our business and operations and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. On October 31, 2016, a lawsuit was filed in the Bergen County Superior Court - Law Division, New

Jersey, naming us, all of our directors and certain of our current and former executive officers as defendants. The Company has not yet been served with the complaint.

We are presently unable to predict the duration, scope or result of the internal investigation, the related purported class actions or any other related lawsuit, and any investigations by the DOJ or the SEC, including whether either agency will commence any legal action.

The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, the imposition of revised compliance programs and the retention of a monitor to oversee compliance with the FCPA. The imposition of any of these sanctions, fines or remedial measures could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition. We could also incur additional expenses related to remedial measures, including those that we are implementing in response to our conclusion that our internal control over financial reporting and our disclosure controls and procedures are not effective.

The outcome of the purported class action litigation, or any other litigation, is necessarily uncertain. We could be forced to expend significant resources in the defense of these lawsuits or future ones, and we may not prevail. The imposition of any sanctions, remedial measures or judgments against us could have a material adverse effect on our business, results of operations and financial condition.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

As described in “Item 4 - Controls and Procedures,” during the closing process for the third quarter of 2016, we identified a material weakness in our internal control over financial reporting that has required us to amend the previously reported conclusion with respect to the effectiveness of our internal control over financial reporting as of December 31, 2015 to conclude that our internal control over financial reporting was not effective as of December 31, 2015. This material weakness remains unremediated as of September 30, 2016.

As described in Item 4, the Company has recently initiated measures to address this material weakness, including personnel actions and enhanced oversight in the areas of procurement and accounts payable as they relate to real estate transactions in India. We cannot be certain that the measures we have taken, and expect to take, will be sufficient to address the issues identified or ensure that our internal controls are effective. Implementing any appropriate changes to our internal controls may also distract our officers and employees from other management duties and require material cost to implement new processes or modify our existing processes. Moreover, as our investigation is ongoing, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct the material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, or Brexit Referendum. The Brexit Referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the Brexit Referendum has created political and economic uncertainty about the future relationship between the United Kingdom and the European Union and as to whether any other European countries may similarly seek to exit the European Union. As we have material operations in the United Kingdom and the Rest of Europe and our global operations serve many customers with significant operations in those regions, our financial condition and results of operation may be impacted by such uncertainty.

In the nine months ended September 30, 2016, revenue from our customers in the United Kingdom and Rest of Europe represented 9.0% and 7.1%, respectively, of our consolidated revenues. A significant portion of our revenue from customers in the United Kingdom is generated in British pounds. This exposure subjects us to revenue risk with respect to our customers in the United Kingdom as well as to risk resulting from adverse movements in foreign currency exchange rates. In addition, revenue from our Financial Services customers represented 40.0% of our consolidated revenues. Uncertainty regarding future United Kingdom financial laws and regulations, the withdrawal terms of the United Kingdom from the European Union and the future trade terms between the United Kingdom and the European Union could negatively impact the financial services sector, including our clients in such sector, and as a consequence adversely impact our financial condition and results of operations. Further, it is uncertain what impact the withdrawal of the United Kingdom from the European Union will have on general economic conditions in the United Kingdom, the European Union and globally. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

During the three months ended September 30, 2016, we repurchased $144.9 million of our Class A common stock under our stock repurchase program. These stock repurchases were funded from working capital. As of September 30, 2016, the remaining available balance under the Board of Directors authorization was $998.4 million.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2016 - July 31, 2016	866,190	$57.72	866,190	$93.3
August 1, 2016 - August 31, 2016	1,650,000	57.52	1,650,000	998.4
September 1, 2016 - September 30, 2016	—	—	—	998.4
Total	2,516,190	$57.59	2,516,190

In addition, during the three months ended September 30, 2016, we purchased additional shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. For the three months ended September 30, 2016, we purchased 213,270 shares at an aggregate cost of $12.2 million in connection with employee tax withholding obligations.

Item 5. Other Information

As described in Item 4 - Controls and Procedures, we have identified a material weakness in our internal control over financial reporting as of September 30, 2016. We have concluded that this material weakness also existed as of December 31, 2015, March 31, 2016 and June 30, 2016. Accordingly, the previous conclusion included in Item 9A of our Form 10-K filed with the Securities and Exchange Commission on February 25, 2016 that our disclosure controls and procedures and internal controls over financial reporting were effective is hereby updated to conclude that our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2015 were ineffective. Also, the previous conclusions included in Item 4 of our Forms 10-Q filed with the Securities and Exchange Commission on May 6, 2016 and August 5, 2016 that our disclosure controls and procedures were effective is hereby updated to conclude that our disclosure controls and procedures as of March 31, 2016 and June 30, 2016, respectively, were ineffective.

On November 5, 2016, or the First Amendment Effective Date, we entered into Amendment No. 1 and Limited Waiver No. 1 to the Credit Agreement, or the First Amendment. The First Amendment modifies the representation and warranty in the Credit Agreement relating to compliance with anti-corruption laws to add an exception for actions, proceedings and other matters relating to our internal investigation into whether certain payments relating to our owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws, or the Disclosed Matters. Pursuant to the First Amendment, the required lenders waive certain defaults or events of default that may have existed prior to the First Amendment Effective Date due to such representation and warranty proving to have been materially incorrect solely as a result of the Disclosed Matters and due to our failure to provide notice thereof to the administrative agent. The First Amendment also adds customary language to reflect new European “bail-in” directive compliance language. Other than as discussed above, the terms of the First Amendment are principally consistent with the original terms of the Credit Agreement. The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on January 28, 2016	8-K	000-24429	3.2	2/1/2016
10.1
Amendment No. 1 and Limited Waiver No. 1 to the Credit Agreement, dated as of November 5, 2016 among Cognizant Technology Solutions Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders
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

Cognizant Technology Solutions Corporation

Date:	November 7, 2016	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2016	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on January 28, 2016	8-K	000-24429	3.2	2/1/2016
10.1
Amendment No. 1 and Limited Waiver No. 1 to the Credit Agreement, dated as of November 5, 2016 among Cognizant Technology Solutions Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders
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