Form 10-K
period 2016-12-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2017-03-01
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No
The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2016, based on $57.24 per share, the last reported sale price on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC on that date, was $34.6 billion.
The number of shares of Class A common stock, $0.01 par value, of the registrant outstanding as of February 22, 2017 was 608,637,143 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I

Item 1. Business
Overview
We are one of the world’s leading professional services companies, transforming customers’ business, operating and technology models for the digital era. Our unique industry-based, consultative approach helps customers envision, build and run more innovative and efficient businesses. Our core competencies include: business, process, operations and technology consulting, application development and systems integration, enterprise information management, application testing, application maintenance, information technology, or IT, infrastructure services, and business process services. We tailor our services to specific industries and utilize an integrated global delivery model with customer service teams typically based on site at customer locations and delivery teams located at dedicated global delivery centers.
Industry Overview
In today’s complex business environment, many companies face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in technology, macroeconomic conditions, and government regulations, globalization and virtualization. Across industries and geographies, companies are looking for innovative ways to adapt their traditional business models, products and services. Technology is now the underpinning force behind new smart products, customer expectations and the proliferation of behavioral data. As a result, businesses are increasingly becoming technology-intensive. These digital technologies represent a new source of value that continues to transform the way companies relate to their customers, engage with employees, and bring innovative products and services to market. In response to these opportunities, many companies are focused on improving efficiencies and enhancing effectiveness while also driving innovation through technology to favorably impact both the bottom-line and the top-line. Many companies are transforming their business, operating and technology models to ensure their businesses stay competitive in this new digital era. At the same time, they continue to view a global sourcing model as an important means to operate more cost-effectively and productively.
Business Strategy
Our customers seek to meet a dual mandate of achieving more efficient and effective operations, including cost reductions, while investing in digital technologies that are reshaping their business models. Increasingly, the relative emphasis among our customers is shifting towards investment and innovation. We strive to help our customers navigate the shift to digital. Digital services is work we do to help our customers win in the digital economy by applying technology and analytics to change consumer experiences to drive sustainable growth, deploying systems of intelligence to automate and improve core business processes, and improving technology systems by deploying cloud and cyber security solutions and as-a-service models to make them simpler, more modern and secure.
Our objective is to create value for both our customers and stockholders by enhancing our position as a leading professional services company in the digital era. Our key strategies to achieve this objective are the following:
Align along Three Digital Practice Areas
We are aligning our digital services along three practice areas across our four industry-oriented business segments to address the needs of our customers as they transform their business, operating and technology models.

•
Cognizant Digital Business. Our digital business practice works with customers to reshape their products and business models, and impacts how organizations interact with their customers, employees and partners. Our approach combines data science, design thinking, and deep industry and process knowledge with solid technology capabilities to unite the physical and virtual aspects of a company’s offerings seamlessly across every channel. We help customers identify insights, develop business models and go-to-market strategies, and design, prototype and scale meaningful experiences.

•
Cognizant Digital Operations. Our digital operations practice helps customers re-engineer, digitize, manage and operate their most essential business processes to lower operating costs, improve user experiences and deliver better outcomes and top-line growth. Across the practice, we are creating automated, data-driven platforms and industry utilities. We help customers develop more effective operating models by applying both traditional optimization levers and helping them achieve process excellence.

•
Cognizant Digital Systems & Technology. Our digital systems and technology practice works with customers to simplify, modernize and secure IT infrastructure and applications by leveraging automation, analytics and agile development to unlock the power of their technology environments. We help customers create and evolve systems that meet their needs in the modern enterprise by delivering industry-leading standards of performance, cost and flexibility.
Our global consulting team provides business, process, operations and technology consulting services to bring together the capabilities of all three of our digital practice areas into effective solutions for our customers. Our Cognizant Business Consulting, or CBC, professionals and domain experts from our industry-focused business segments work closely with our digital practice areas to create frameworks, platforms and solutions that customers are finding valuable as they pursue next-level savings and new revenue streams.
Scale Our Digital Practice Areas
We are investing to scale our digital practice areas across our business segments and geographies. We seek to drive organic growth through extensive training and re-skilling of our existing technical teams and expansion of our local workforces in the United States and other local markets around the world where we operate. Additionally, we pursue select strategic acquisitions, joint ventures, investments and alliances that can expand our intellectual property, industry expertise, geographic reach, and platform and technology capabilities.

In 2016, we completed several business combinations that we expect to contribute to our digital service capabilities. These transactions included the acquisition of KBACE Technologies, Inc., a global consulting and technology services company that strengthens and expands our digital capabilities to deliver cloud-based application services, the acquisition of Idea Couture, a global consulting company that offers digital innovation, strategy, design and technology services, the acquisition of Mirabeau BV, a digital marketing and customer experience agency that expands our digital business capabilities across Europe, and the acquisition of Adaptra, an Australia-based consulting, business transformation and technology services provider in the insurance industry. Additionally, in April 2016, we acquired a 49% ownership interest in ReD Associates, a strategic consulting firm specializing in the use of human sciences to help business leaders better understand customer behavior.

Continue Development of Our Core Business
Our core business is an important foundation that supports our ability to provide digital services to our customers. In many cases, our customers' new digital systems are built upon the backbone of their core, traditional systems. Our deep knowledge of our customers' core systems can provide us with a significant advantage as we work with our customers to build new digital capabilities.
Our services include consulting and technology services and outsourcing services and are delivered to our customers across our four business segments in a standardized, high-quality manner through our global delivery model. Consulting and technology services include business, process, operations and technology consulting, application development and systems integrations, application testing, enterprise information management and software solutions and related services. Outsourcing services include application maintenance, IT infrastructure services and business process services.
Customers often look for efficiencies in the running of their core operations to help them fund investments in new digital capabilities. We work with them to analyze and identify opportunities for advanced automation and delivery efficiencies. We deploy a variety of commercial and delivery models, including managed services, fixed bid, output and outcome based pricing and platforms to address the varied needs of our customers.
Additionally, we seek to expand the geographic reach of our core portfolio of services. We believe that Europe, the Middle East, the Asia Pacific region and Latin America will continue to be areas of significant investments for us as we see these regions as long term growth opportunities.
Domain Expertise
Our deep domain expertise in the industries we serve is central to our ability to understand our customers' challenges and design effective solutions to address them. We hire professionals with in-depth industry experience and continually invest in industry training for our staff and build out industry-specific services and solutions. This approach is key to our high levels of on-time delivery and customer satisfaction.
Global Delivery Model
We utilize a global delivery model, with delivery centers worldwide, to provide high quality services and responsiveness to our customers at competitive rates. We have a four-tiered global architecture for service delivery and operations, consisting of employees co-located at customers’ sites, at local or in-country delivery centers, at regional delivery centers and at offshore delivery centers. As we develop our digital services, we are focused on hiring in the United States and other countries to expand our in-country delivery capabilities. Our extensive facilities, technology and communications infrastructure facilitates the seamless integration of our global workforce.
Customer Centric Approach
We put our customer’s priorities first and continuously seek to deliver what the customer needs by thinking beyond what the customer asks and providing smart and innovative solutions. A cornerstone of our success is the interconnectivity of our associates and teams across segments and practice areas. We believe that when we share knowledge and work together, we can achieve more for our customers and ourselves.
Business Segments
We are organized around and report the operations of our business according to our four industry-oriented business segments as shown below. This industry focus has been central to our revenue growth and high customer satisfaction. As the technology services industry continues to mature and shift from supporting the business to becoming one of the main sources of value, customers are requiring service providers with a deep understanding of their businesses, industry initiatives, customers, markets and cultures who can create solutions tailored to meet their customers’ individual business needs. For the year ended December 31, 2016, the distribution of our revenues across our four industry-oriented business segments were as follows:

Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other
-Banking -Insurance	-Healthcare -Life Sciences	-Manufacturing and Logistics -Retail, Travel and Hospitality -Consumer Goods	-Communications -Information, Media and Entertainment -High Technology
See Note 17 to our consolidated financial statements for additional information related to our business segments, including the disclosure of segment operating profit and financial information by geographic area.
Financial Services

•
Banking. We serve traditional retail and commercial banks, diversified financial enterprises, broker-dealers, asset management firms, depositories, clearing organizations and exchanges. We assist these customers in such areas as retail banking, wholesale banking, consumer lending, cards and payments, risk management, investment banking and brokerage, asset and wealth management, and securities services. The demand for our services in the banking sector is being driven by significant changes in the industry, which are leading customers to search for new areas of growth while addressing cost and profitability pressures and regulatory changes. In addition, financial institutions are adopting new digital technologies to change the way they interface with customers and employees and manage their operations.

•
Insurance. We serve global property and casualty insurers, life insurers, reinsurance firms and insurance brokers. We focus on such aspects of our customers’ operations as business acquisition, policy administration, claims processing, management reporting, regulatory compliance and reinsurance. One of the factors driving the need for our services in the insurance industry is our customers' desire to improve the sales and marketing process, both by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents, often through the use of digital technologies. Insurers also seek to enhance their profitability by differentiating their products and services, resulting in a need for specialized underwriting models and systems. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations.
Healthcare

•
Healthcare. We serve many leading global healthcare organizations, including healthcare payers, providers and pharmacy benefit managers. The healthcare industry is facing the dual challenge of improving the quality of care while lowering the cost of care. Our Healthcare business focuses on providing a broad range of services and solutions that address regulatory requirements and emerging industry trends such as regulatory compliance, integrated health management, enterprise information management, claims investigative services and operational improvement in areas such as claims processing, enrollment, membership and billing. We also help our customers to enable their systems and processes to deal with the retail orientation of healthcare, such as the support of individual mandates, the adoption of digital solutions to improve access to health information, decision making by end consumers and collaboration among payers, providers and patients. Additionally, we develop, license, implement and support proprietary and third-party software products for the healthcare industry.

•
Life Sciences. We serve leading pharmaceutical, biotech, and medical device companies, as well as providers of generic, animal health and consumer health products. Some of the factors driving demand for our services are financial pressures caused by payer and government pricing pressures, patent expiry and competition from generics, the drive to expand into new geographic markets, the need for more targeted or personalized therapies leading to research and development innovation, continued diversification of product portfolios and the related high cost of product development, and a dynamic regulatory environment with greater emphasis on product safety, ethics and compliance, transparency of pricing and promotional activity. Our life sciences solutions help transform many of the business processes in the life sciences value chain (research, clinical development, manufacturing and supply chain, sales and marketing) as well as regulatory and administrative functions. Life sciences companies around the world are focusing on improving digital engagement with all of their stakeholders while increasingly leveraging enterprise-level analytics to drive a customer-centric approach to marketing and sales.

Manufacturing/Retail/Logistics

•
Manufacturing and Logistics. Customers in this sector include manufacturers of automotive and industrial products as well as processors of natural resources, chemicals and raw materials. In logistics, our customers include rail, truck, marine and other transportation and distribution companies. We also serve many leading energy utilities, as well as oil and gas producers. Some of our manufacturing and logistics solutions for automotive and industrial customers include warranty management, dealer systems integration, supply chain management, sales and operations planning, and mobility. For transportation and distribution customers, our service areas include warehouse and yard management, transportation asset management, transportation network design, global trade management and analytics. Industry trends that influence the demand for our services in this sector include the increasing globalization of sourcing and the desire of customers to further penetrate emerging markets, leading to longer and more complex supply chains. Customers are optimizing their supply chains to better manage inventory, support growing ecommerce operations and improve customer-supplier collaboration. They are applying intelligent systems to manufacturing and logistics operations, enabling mobile platforms to support field sales, are using data analytics to make better informed decisions and making smart, connected products that are a portal to an ecosystem of data and services.

•
Retail, Travel and Hospitality. We serve a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers, department stores and large mass-merchandise discounters. Current trends affecting demand in the retail industry include the impact of digital technologies on customer and employee interaction, a need for greater cost-efficiency to combat the industry’s traditionally narrow profit margins, changes in supply chain management to facilitate direct store delivery and the ability to accommodate multi-channel (in-store and on-line) models. We also serve the travel and hospitality industry, including airlines, hotels, restaurants, online and retail travel, rental car companies, global distribution systems and intermediaries and real estate companies.

•
Consumer Goods. We serve many of the world’s premier consumer goods manufacturers, creating innovative solutions and strategies that help them build and sustain strong brands while enhancing their price-competitiveness, category leadership and consumer loyalty. Principal segments include consumer durables, food and beverage, footwear and apparel, and home and personal care products. Our expertise in these areas includes demand-driven supply chains, revenue-creating trade promotion management systems, analytics systems and mobility solutions that anticipate and serve ever-changing customer needs. The demand for our services in this sector is driven by the need of consumer goods companies to accelerate product innovation to remain competitive and deliver top-line growth, the continuing drive to optimize global sourcing and supply chain management, the impact of digital technologies on consumer interaction, marketing and sales processes, the use of data analytics to increase the effectiveness of product development and marketing, as well as ongoing pressures to curtail technology costs.
Beginning with 2017, we will discuss our Manufacturing/Retail/Logistics business segment in terms of four operating segments: Retail and Consumer Goods, Manufacturing and Logistics, Travel and Hospitality and Energy and Utilities.
Other
The Other business segment is an aggregation of operating segments each of which, individually, represents less than 10.0% of consolidated revenues and segment operating profit. Descriptions of the key operating segments included in the Other business segment are as follows:

•
Communications. We serve some of the world’s leading communications (cable, wireless and wireline) service providers, equipment vendors, and software vendors. We help our customers address the important trends in the communications industry, such as transitioning to new network technologies, designing, developing, testing and introducing new products and channels, improving customer service and increasing customer satisfaction, transforming business support systems and operations support systems, transitioning to agile development methodologies and enabling applications for cloud deployment. We use digital and cloud-based technologies to modernize the customers’ products and customer experience.

•
Information, Media and Entertainment. We serve some of the world’s largest media and entertainment companies, including information service providers, publishers, broadcasters, and movie, music and video game companies. The growth of digital platforms is causing significant change in these industries and we are working with customers to help them meet these challenges and transform their businesses. Trends affecting the industry include a decline in traditional print publishing, the need for digital asset management and the increasing role of digital technologies on the consumption of entertainment content. We provide solutions in critical areas such as the digital content supply chain and media asset management. Some of our other services include business solutions, such as advertising management, online media, and e-business, digital distribution, workflow automation, intellectual property management, anti-piracy initiatives and operational systems (advertising sales, studio management, billing and payments, content management and delivery).

•
High Technology. We serve some of the world’s leading independent software vendors, technology equipment manufacturers, social network companies and online service providers. We assist these companies with their transitions to new digital business models and facilitate their license management and sales processes. We help the high-technology manufacturers take on complex, transformational business process and product engineering initiatives. The technology sector is largely driven by product development. This creates demand for analytical, engineering, testing, and content management services and go-to-market strategies.

Beginning with 2017, we will discuss our Other business segment in terms of three operating segments - Communications and Media, Technology and Other.
Across our business segments, we are highly dependent upon our foreign operations. Our global delivery centers and technical professionals are positioned globally, with the majority located in India. Our operations in India and the rest of the world expose us to various risks, including regulatory, economic and political instability, potentially unfavorable tax, import and export policies, fluctuations in foreign exchange and inflation rates, international and civil hostilities, terrorism, natural disasters and pandemics.
Our Solutions and Services
Across each of our business segments, we continually invest in the expansion of our service portfolio to anticipate and meet customers’ evolving needs. These service areas, consulting and technology services and outsourcing services, are delivered to our customers across our four business segments in a standardized, high-quality manner through our global delivery model. Our three digital practice areas span our portfolio of service offerings. Our current service areas include:
Consulting and Technology Services

•
Business, Process, Operations and Consulting. Our global consulting team, CBC, helps customers re-imagine and transform their businesses to gain competitive advantage. CBC works with customers to improve business performance and operational productivity in order to exceed business goals. We also provide assistance with strategy consulting, business and operations consulting, technology strategy and change management, and program management consulting

•
Application Development and Systems Integration. We offer a full range of application design, application development and systems integration services, which ensures that customer technology functions operate in the most efficient, responsive and cost-effective manner. We have particular depth of skills in implementing large, complex, business-critical technology development and integration programs.

•
Application testing. Our application testing practice offers a comprehensive suite of services in testing, consulting and engineering. Our quality engineering and assurance transformation services help customers develop deep, agile capabilities that create or extend their competitive advantage. Our business-aligned services in the areas of system and integration testing, package testing, user acceptance, automation, performance testing and test data management address our customers’ critical quality needs. Consulting and infrastructure solutions in quality management, test tools and test infrastructure enable our customers to capitalize on emerging opportunities.

•
Enterprise Information Management. Our enterprise information management practice focuses on helping customers harness the vast amounts of data available on their operations, customers and markets, and convert that data into information and insights that are valuable to their businesses and can be used to drive management decisions. We help customers identify the types of data available both within their organizations and from outside sources and work to bring that data together in a meaningful “data to foresight” continuum. Among the trends driving this business are the desire of companies to better understand consumer demands and market opportunities in order to create new products and services, the need to manage reporting requirements in regulated industries such as healthcare and financial services, and the pressures to manage operations more efficiently and cost-effectively through the use of analytical tools.

•
Software solutions and related services. We develop, license, implement and support proprietary and third-party software products for the healthcare industry, including solutions for health insurance plans, third party benefit administrators, or TPAs, and healthcare providers that enable healthcare organizations to work more efficiently and collaboratively to deliver better healthcare services. Our solutions help health plans and TPAs increase administrative efficiency, improve the cost and quality of care, and succeed in the retail healthcare market. Our solutions help physicians and healthcare organizations simplify business processes and execute strategies for population health management, accountable care, and value-based initiatives.

Outsourcing Services

•
Application maintenance. Our application maintenance service offering supports some or all of a customer’s applications, ensuring that systems remain operational and responsive to changing user requirements and provide on-going enhancements as required by the customer. Beyond the traditional view of technology outsourcing as a cost-saving measure, our application maintenance services enable customers to improve the overall agility, responsiveness, productivity and efficiency of their IT infrastructure. Increasingly, we are also assisting customers in adapting their IT systems to digital technologies. As part of this process, we are often able to introduce product and process enhancements and improve service levels to customers requesting modifications and on-going support. We also provide application value management solutions that can help balance cost, complexity and capacity and can help customers reduce cost of ownership, improve service levels and create new operational efficiencies. Our global delivery business model enables us to provide a range of rapid response and cost-effective support services to our customers. Our on-site personnel often provide help-desk services at the customer’s facility. As part of our application maintenance services, we assist customers in renovating their core systems to meet the requirements imposed by new regulations, new standards or other external events. We anticipate the operational environment of our customers’ IT systems as we design and develop such systems. We also offer diagnostic services to assist customers in identifying issues in their IT systems and optimizing the performance of their systems.

•
IT infrastructure services. We provide IT Infrastructure management outsourcing services and have service capability in redundant global operating centers worldwide, through which we provide significant scale, quality and cost savings to our customers. Customers are increasingly utilizing IT infrastructure services to sharpen their focus on core business operations, reallocate overhead costs to growth investments, enable businesses to respond more quickly to changing demands, decrease time to market, ensure that the IT infrastructure can scale as the business evolves and access skill sets outside the organization. The major services we provide include data center, infrastructure security, network and convergence, end-user computing services and mobility. We also have cloud services offerings that utilize virtualization technologies across delivery solutions for private cloud, enterprise multi-tenant cloud and public cloud models. We provide services that harness and modernize legacy systems to be digital-ready with agility and speed without sacrificing the knowledge those systems contain.

•
Business process services. We provide business process services through unique industry-aligned solutions that integrate process, domain and technology expertise to enable our customers to respond in an agile manner to market opportunities and challenges, while also creating variable cost structures to drive greater effectiveness and cost-efficiency. We have extensive domain-specific expertise in core front office, middle office and back office functions including finance and accounting, procurement, data administration, data management, and research and analytics. Our industry-specific solutions include clinical data management, pharmacovigilance, equity research support, commercial operations and order management. In addition to business process services, related services include consulting to ensure process excellence and a range of platform-based services. Our goals for our customer relationships are customer satisfaction, operational productivity, strategic value and business transformation. Among the factors driving growth in our services are the desire to improve cost-effectiveness, the emergence of digital technologies, and the need for customers to access capabilities beyond their organizations to adapt to rapid changes in technologies, markets and customer demands.

Sales and Marketing
We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our global headquarters and business development offices, which are strategically located in various metropolitan areas around the world. The sales and marketing group works with our customer delivery team as the sales process moves closer to the customer’s selection of a services provider. The duration of the sales process may vary widely depending on the type and complexity of services.
Customers
The number of customers served by us has increased significantly in recent years. As of December 31, 2016, we increased the number of strategic customers to 329. We define a strategic customer as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Accordingly, we provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for such segment. However, no individual customer exceeded 10% of our consolidated revenues for the years ended December 31, 2016, 2015 and 2014. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services generally would require an extended transition period with gradually declining revenues. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year. Revenues from our top customers were as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues from top five customers as a percentage of total revenues	10.0%	11.0%	12.2%
Revenues from top ten customers as a percentage of total revenues	16.7%	18.6%	21.3%

For the year ended December 31, 2016, the distribution of our revenues across geographies was as follows:

Competition
The technology services, digital and outsourcing markets are highly competitive, characterized by a large number of participants and subject to rapid change. Various competitors in all or some of such markets include:

•	Systems integration firms;

•	Contract programming companies;

•	Application software companies;

•	Cloud computing service providers;

•	Large or traditional consulting firms;

•	Professional services groups of computer equipment companies;

•	Infrastructure management and outsourcing companies; and

•	Boutique digital companies.
Our direct competitors include, among others, Accenture, Atos Origin, Capgemini, Computer Sciences Corporation, Deloitte Digital, Genpact, HCL Technologies, HP Enterprise, IBM Global Services, Infosys Technologies, Tata Consultancy Services, and Wipro. In addition, we compete with numerous smaller local companies in the various geographic markets in which we operate.
Some of our competitors have greater financial, technical and marketing resources and/or greater name recognition. The principal competitive factors affecting the markets for our services include:

•	Vision and strategic advisory ability;

•	Digital services capabilities;

•	Performance and reliability;

•	Quality of technical support, training and services;

•	Responsiveness to customer needs;

•	Reputation and experience;

•	Financial stability and strong corporate governance; and

•	Competitive pricing of services.
We rely on the following to compete effectively:

•	Investments to scale our digital services practice areas;

•	A well-developed recruiting, training and retention model;

•	A successful service delivery model;

•	Entrepreneurial culture and approach to our work;

•	A broad referral base;

•	Continual investment in process improvement and knowledge capture;

•	Investment in infrastructure and research and development;

•	Financial stability and strong corporate governance;

•	Continued focus on responsiveness to customer needs, quality of services, competitive prices; and

•	Project management capabilities and technical expertise.
Intellectual Property

We provide value to our customers based, in part, on our proprietary innovations, methodologies, reusable knowledge capital and other intellectual property, or IP, assets. We recognize the importance of IP and its ability to differentiate us from our competitors. We rely on a combination of IP laws, as well as confidentiality procedures and contractual provisions, to protect our IP and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights. Cognizant owns or is licensed under a number of patents, trademarks, copyrights, and licenses, which vary in duration, relating to our products and services. We actively seek IP protection for our innovations. While our proprietary IP rights are important to our success, we believes our business as a whole is not materially dependent on any particular intellectual property right, or any particular group of patents, trademarks, copyrights or licenses.

Employees
We had approximately 260,200 employees at the end of 2016, with approximately 47,500 in the North American region, approximately 11,500 in the European region and approximately 201,200 in various other locations throughout the rest of world, including 188,000 in India. We are not party to any significant collective bargaining agreements. We consider our relations with our employees to be good.
Our Executive Officers
The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Francisco D’Souza(1)	48	Chief Executive Officer	2007
Rajeev Mehta(2)	50	President	2016
Karen McLoughlin(3)	52	Chief Financial Officer	2012
Ramakrishnan Chandrasekaran(4)	59	Executive Vice Chairman, Cognizant India	2013
Debashis Chatterjee(5)	51	Executive Vice President and President, Global Delivery	2016
Ramakrishna Prasad Chintamaneni(6)	47	Executive Vice President and President, Global Industries and Consulting	2016
Brackett B. Denniston, III(7)	69	Interim General Counsel	2016
Malcolm Frank(8)	50	Executive Vice President, Strategy and Marketing	2012
Sumithra Gomatam(9)	49	Executive Vice President and President, Digital Operations	2016
Gajakarnan Vibushanan Kandiah(10)	49	Executive Vice President and President, Digital Business	2016
Venkat Krishnaswamy(11)	63	Executive Vice President and President, Healthcare and Life Sciences	2013
James Lennox(12)	52	Executive Vice President, Chief People Officer	2016
Sean Middleton(13)	35	Senior Vice President and President, Cognizant Accelerator	2017
Allen Shaheen(14)	54	Executive Vice President, Corporate Development	2015
Dharmendra Kumar Sinha(15)	54	Executive Vice President and President, Global Client Services	2013
Robert Telesmanic(16)	50	Senior Vice President, Controller and Chief Accounting Officer	2017
Santosh Thomas(17)	48	Executive Vice President and President, Global Growth Markets	2016
Srinivasan Veeraraghavachary(18)	57	Executive Vice President, Chief Operating Officer	2016

(1)
Francisco D’Souza has been our Chief Executive Officer and a member of the Board of Directors since 2007. He also served as our President from 2007 to 2012. Mr. D’Souza joined Cognizant as a co-founder in 1994, the year it was started as a division of The Dun & Bradstreet Corporation, and was previously our Chief Operating Officer from 2003 to 2006 and held a variety of other senior management positions at Cognizant from 1997 to 2003. Mr. D’Souza has served on the Board of Directors of General Electric Company, or GE, since 2013, where he is currently a member of the Audit Committee and the Technology and Industrial Risk Committee. He also serves on the Board of Trustees of Carnegie Mellon University, as Co-Chairman of the Board of Trustees of The New York Hall of Science and on the Board of Directors of the U.S.-India Business Council. Mr. D’Souza has a Bachelor of Business Administration degree from the University of Macau and a Master of Business Administration, or MBA, degree from Carnegie Mellon University.

(2)
Rajeev Mehta has been our President since September 2016. From December 2013 to September 2016, Mr. Mehta served as our Chief Executive Officer, IT Services. From February 2012 to December 2013, Mr. Mehta served as our Group Chief Executive - Industries and Markets. Mr. Mehta held other senior management positions in client services and our financial services business segment from 2001 to 2012. Prior to joining Cognizant in 1997, Mr. Mehta was involved in implementing GE Information Services' offshore outsourcing program and also held consulting positions at Deloitte & Touche LLP and Andersen Consulting. Mr. Mehta has a Bachelor of Science degree from the University of Maryland and an MBA degree from Carnegie Mellon University.

(3)
Karen McLoughlin has been our Chief Financial Officer since February 2012. Ms. McLoughlin has held various senior management positions in our finance department since she joined Cognizant in 2003. Prior to joining Cognizant, Ms. McLoughlin held various financial management positions at Spherion Corporation and Ryder System, Inc. and served in various audit roles at Price Waterhouse (now PricewaterhouseCoopers). Ms. McLoughlin has served on the Board of Directors of Best Buy Co., Inc. since 2015, where she is currently a member of the Audit Committee and the Finance and Investment Policy Committee. Ms. McLoughlin has a Bachelor of Arts degree in Economics from Wellesley College and an MBA degree from Columbia University.

(4)
Ramakrishnan Chandrasekaran has been our Executive Vice Chairman, Cognizant India since December 2013. From February 2012 to December 2013, Mr. Chandrasekaran served as our Group Chief Executive - Technology and Operations. Mr. Chandrasekaran held other senior management positions in global delivery from 1999 to 2012. Prior to joining us in 1994, Mr. Chandrasekaran worked with Tata Consultancy Services. Mr. Chandrasekaran has a Mechanical Engineering degree and an MBA degree from the Indian Institute of Management.

(5)
Debashis Chatterjee has been our Executive Vice President and President, Global Delivery and managed our Digital Systems and Technology practice area since August 2016. From December 2013 to August 2016, Mr. Chatterjee served as Executive Vice President and President, Technology Solutions. From May 2013 to December 2013, Mr. Chatterjee served as Senior Vice President and Global Head, Technology and Information Services. From March 2012 to April 2013, he was Senior Vice President, Transformational Services. Mr. Chatterjee worked at International Business Machine Corporation, or IBM, from 2011 to 2012 as Vice President and Sectors Leader, Global Business Services, Global Delivery. Prior to that, Mr. Chatterjee held various senior positions in the Banking and Financial Services, or BFS, practice at Cognizant from 2004 to 2011 and other management roles at Cognizant since joining us in 1996. He has been in our industry since 1987, having previously worked at Tata Consultancy Services and Mahindra & Mahindra. Mr. Chatterjee has a Bachelor of Engineering degree in Mechanical Engineering from Jadavpur University in India.

(6)
Ramakrishna Prasad Chintamaneni has been our Executive Vice President and President, Global Industries and Consulting since August 2016. Mr. Chintamaneni served as our Executive Vice President and President, BFS, from December 2013 to August 2016. From 2011 to December 2013, Mr. Chintamaneni served as our Global Head of the BFS practice. Mr. Chintamaneni held various senior positions in the BFS practice from 2006 to 2011 and was a client partner in our BFS practice from 1999 to 2006. Prior to joining Cognizant in 1999, Mr. Chintamaneni spent seven years in the investment banking and financial services industry, including working at Merrill Lynch and its affiliates for five years as an Investment Banker and a member of Merrill’s business strategy committee in India. Mr. Chintamaneni has a Bachelor of Technology degree in Chemical Engineering from the Indian Institute of Technology, Kanpur and a Postgraduate Diploma in Business Management from the XLRI - Xavier School of Management in India.

(7)
Brackett B. Denniston, III has been our Interim General Counsel since December 2016. Mr. Denniston served as Senior Vice President, Secretary and General Counsel of GE from 2004 until his retirement at the end of 2015. At GE, Mr. Denniston was a member of the Corporate Executive Council, Chairman of the Policy Compliance Review Board, and a director of both the GE Capital Corporation and the GE Foundation. Mr. Denniston rejoined the law firm of Goodwin Proctor, where he started his career, as senior counsel in September 2016 and remains employed there today. Mr. Denniston serves as Chairman of the Institute for Law Reform of the U.S. Chamber of Commerce and as a member of the Chamber’s Board of Directors and its Executive Committee and on a number of boards at other organizations, including Kenyon College (as Chair), Coalition for Integrity and Equal Justice Rights. Mr. Denniston is a summa cum laude graduate of Kenyon College and a magna cum laude graduate of Harvard Law School.

(8)
Malcolm Frank has been our Executive Vice President, Strategy and Marketing since February 2012. Mr. Frank served as our Senior Vice President of Strategy and Marketing from 2005 to 2012. Prior to joining Cognizant in 2005, Mr. Frank was previously a founder and the President and Chief Executive Officer of CXO Systems, Inc., an independent software vendor providing dashboard solutions for senior managers, a founder and the President, Chief Executive Officer and Chairman of NerveWire Inc., a management consulting and systems integration firm, and a founder and executive officer at Cambridge Technology Partners, an information technology professional services firm. Mr. Frank has served on the Board of Directors of Factset Research Systems Inc. since June 2016, where he is a member of the Compensation Committee. Mr. Frank has a Bachelor degree in Economics from Yale University.

(9)
Sumithra Gomatam has been our Executive Vice President and President, Digital Operations since August 2016. From December 2013 to August 2016, Ms. Gomatam served as our Executive Vice President and President, Industry Solutions. From 2008 to December 2013, Ms. Gomatam served as Senior Vice President, and global leader for our Testing practice. Ms. Gomatam held other management positions in our global delivery and BFS practices from 1995 to 2008. Ms. Gomatam has a Bachelor of Engineering degree in Electronics and Communication from Anna University.

(10)
Gajakarnan Vibushanan Kandiah has been our Executive Vice President and President, Digital Business since August 2016. Mr. Kandiah previously served as Executive Vice President of Business Process Services, or BPS, and Digital Works from January 2014 to August 2016, and as Senior Vice President of BPS from 2011 to December 2013. Previous roles he held at Cognizant included roles in System Integration, Testing, BPS, Information, Media and Entertainment, and Communications practices. Before joining Cognizant in 2003, Mr. Kandiah was a founder and the Chief Operating Officer of NerveWire, Inc. and the Global Vice President of the Interactive Solutions business of Cambridge Technology Partners. Mr. Kandiah completed his advanced level education at the Royal College in Sri Lanka.

(11)
Venkat Krishnaswamy has been our Executive Vice President and President, Healthcare and Life Sciences since December 2013. From February 2012 to December 2013, Mr. Krishnaswamy served as our Executive Vice President of Healthcare and Life Sciences. Mr. Krishnaswamy served as our Senior Vice President and General Manager of Healthcare and Life Sciences from 2007 to 2012 and in various other management positions since he joined Cognizant in 1997. Prior to joining Cognizant, Mr. Krishnaswamy spent over ten years in retail and commercial banking with Colonial State Bank (now Commonwealth Bank of Australia). Mr. Krishnaswamy has a Bachelor of Engineering degree from the University of Madras and a Master of Electrical Engineering degree from the Indian Institute of Technology, New Delhi.

(12)
James Lennox has been our Executive Vice President, Chief People Officer since January 2016. Mr. Lennox previously served as our Senior Vice President, Chief People Officer from June 2013 to December 2016, and as Vice President, North America Human Resources, or HR, from July 2011 to June 2013. Previous roles he held at Cognizant included leading the Workforce Management team, Operations Director for our Banking and Insurance practices, leading regional HR teams, and serving as the Chief of Staff to the Company’s Chief Executive Officer. Prior to joining Cognizant in 2004, Mr. Lennox held various management roles in operations, HR, resource management and recruiting for the North American regions of Cap Gemini and Ernst & Young. He started his career at Ernst & Young Consulting. Mr. Lennox has a Bachelor of Science degree in Business Administration from St. Thomas Aquinas College and an MBA degree from Fordham University.

(13)
Sean Middleton has been our Senior Vice President and President, Cognizant Accelerator since January 2017. He was previously Vice President and President, Cognizant Accelerator from July 2016 to January 2017. Mr. Middleton served as Chief Operating Officer of our Emerging Business Accelerator division from 2012 to July 2016 and as Chief of Staff to the Company's Chief Executive Officer from 2010 to 2013. Prior to joining Cognizant in 2010, Mr. Middleton worked at PricewaterhouseCoopers as a management consultant. Mr. Middleton has a Bachelor degree in Computer Science from Cornell University and an MBA degree from the Wharton School at the University of Pennsylvania.

(14)
Allen Shaheen has been our Executive Vice President, Corporate Development since August 2015. From December 2013 to August 2016, Mr. Shaheen was also responsible for various Cognizant practices, including our Enterprise Application Services Practice. Mr. Shaheen was the General Manager for our German business unit from February 2013 to December 2014 and our Markets Delivery Leader for Europe from May 2012 to December 2014. Mr. Shaheen's prior roles included being responsible for our IT Infrastructure Services, head of our Global Technology Office and head of our Systems Integration and Testing practices. Prior to joining Cognizant in 2006, Mr. Shaheen was a consultant for Cognizant from 2004 to 2006, a founder and Executive Vice President of International Operations of Cambridge Technology Partners and the Chief Executive Officer of ArsDigita Corporation. Mr. Shaheen has a Bachelor of Arts degree in Engineering and Applied Sciences from Harvard College.

(15)
Dharmendra Kumar Sinha has been our Executive Vice President and President, Global Client Services since December 2013. From 2007 to December 2013, Mr. Sinha served as our Senior Vice President and General Manager, Global Sales and Field Marketing. From 2004 to 2007, Mr. Sinha served as our Vice President, responsible for our Manufacturing, Logistics, Retail, Hospitality, and Technology verticals. From 1997 to 2004, Mr. Sinha held a variety of other management roles. Prior to joining Cognizant in 1997, Mr. Sinha worked with Tata Consultancy Services and CMC Limited, an IT solutions provider. Mr. Sinha has a Bachelor of Science degree from Patna Science College, Patna and an MBA degree from the Birla Institute of Technology, Mesra.

(16)
Robert Telesmanic has been our Senior Vice President, Controller and Chief Accounting Officer since January 2017, a Senior Vice President since 2010 and our Corporate Controller since 2004. Prior to that, he served as our Assistant Corporate Controller from 2003 to 2004. Prior to joining Cognizant, Mr. Telesmanic spent over 14 years with Deloitte & Touche LLP. Mr. Telesmanic has a Bachelor of Science degree from New York University and an MBA degree from Columbia University.

(17)
Santosh Thomas has been our Executive Vice President and President, Global Growth Markets since August 2016. Prior to his current role, Mr. Thomas served as our Head, Growth Markets from 2011 through July 2016. From 1999 to 2011, Mr. Thomas held various senior positions at Cognizant including leading Continental European operations and various roles in client relationships and market development in North America. Prior to joining Cognizant in 1999, Mr. Thomas worked with Informix and HCL Hewlett Packard Limited. Mr. Thomas has an undergraduate degree in engineering from RV College of Engineering, Bangalore and a Postgraduate Diploma in Business Management from the XLRI - Xavier School of Management in India.

(18)
Srinivasan Veeraraghavachary has been our Executive Vice President, Chief Operating Officer since August 2016. Prior to his current role, Mr. Veeraraghavachary served as our Executive Vice President, Products and Resources from December 2013 to November 2016 and as our Senior Vice President, Products and Resources from 2011 to December 2013. Previously, he served in various senior management positions in our BFS practice and in our central U.S. operations. Mr. Veeraraghavachary joined Cognizant in 1998. Mr. Veeraraghavachary has a Bachelor degree in Mechanical Engineering from the National Institute of Technology (formerly the Regional Engineering College) in Trichy, India and an MBA degree from the Indian Institute of Management in Calcutta, India.

None of our executive officers is related to any other executive officer or to any of our Directors. Our executive officers are appointed annually by the Board of Directors and generally serve until their successors are duly appointed and qualified.
Corporate History
We began our IT development and maintenance services business in early 1994, as an in-house technology development center for The Dun & Bradstreet Corporation and its operating units. In 1996, we were spun-off from The Dun & Bradstreet Corporation and, in 1998, we completed an initial public offering to become a public company.
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
In addition, we make available our code of ethics entitled “Cognizant’s Core Values and Code of Ethics” free of charge through our website. We intend to post on our website all disclosures that are required by law or NASDAQ Stock Market listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.
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
The technology services, digital and outsourcing markets are highly competitive, characterized by a large number of participants and subject to rapid change. Various competitors in all or some of such markets include:

•	systems integration firms;

•	contract programming companies;

•	application software companies;

•	cloud computing service providers;

•	large or traditional consulting companies;

•	professional services groups of computer equipment companies;

•	infrastructure management and outsourcing companies; and

•	boutique digital companies.
These markets also include numerous smaller local competitors in the various geographic markets in which we operate which may be able to provide services and solutions at lower costs or on terms more attractive to customers than we can. Our direct competitors include, among others, Accenture, Atos Origin, Capgemini, Computer Sciences Corporation, Deloitte Digital, Genpact, HCL Technologies, HP Enterprise, IBM Global Services, Infosys Technologies, Tata Consultancy Services, and Wipro. In certain markets, our competitors may have greater financial, technical and marketing resources and greater name recognition and, therefore, may be better able to compete for new work and skilled professionals. Some of our competitors may be more successful than us at capturing the increasing customer demand for digital services. Increased competition in any of the various market segments in which we compete may put downward pressure on the prices we can charge for our services and, in turn, on our operating margins. Similarly, if our competitors develop and implement processes and methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. If we are unable to provide our customers with superior services and solutions at competitive prices or successfully market those services to current and prospective customers, our business, results of operations and financial condition may suffer.
Our international expansion plans may not be successful if we are unable to compete effectively in other countries. We may face competition in other countries from companies that may have more experience with operations in such countries or with international operations. Additionally, such companies may have long-standing or well-established relationships with desired customers, which may put us at a competitive disadvantage. If we fail to compete effectively in the new markets we enter, our ability to continue to grow our business could be adversely affected. In addition, if we cannot compete effectively, we may be required to reconsider our strategy to expand internationally as well as our intent not to repatriate our non-U.S. earnings.
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

We may not be able to increase our operating margin, or our operating margin may decline, and we may not be able to improve or sustain our profitability.
We have announced a margin improvement plan to increase gradually our non-GAAP operating margins over the next few years. This plan is reliant upon a number of assumptions, including our ability to improve the efficiency of our operations, focus on higher-margin business, reduce costs and make successful investments to grow and further develop our business. There can be no assurances that we will be successful in achieving this plan or that other factors beyond our control, including the various other risks described herein, may prevent us from achieving the targeted improvements. Further, our operating margin may decline if we experience declines in demand and pricing for our services, an increase in our operating costs, including due to an imposition of new non-income related taxes or change in law or regulations related to immigration or outsourcing, or adverse fluctuations in foreign currency exchange rates. Wages in India have historically increased at a faster rate than in the United States, which has in the past and may in the future put pressure on our operating margins due to our offshore delivery model. Additionally, the number and type of equity-based compensation awards and the assumptions used in valuing equity-based compensation awards may change in a manner that results in increased stock-based compensation expense and lower margins.
Our operating margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our operating margin and our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•	our customers’ perceptions of our ability to add value through our services;

•	introduction of new services or products by us or our competitors;

•	our competitors’ pricing policies;

•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over increasingly longer contract periods;

•	bid practices of customers and their use of third-party advisors;

•	the use by our competitors and our customers of offshore resources to provide lower-cost service delivery capabilities;

•	our ability to charge premium prices when justified by market demand or the type of service; and

•	general economic and political conditions.
In addition, if we are not able to maintain an appropriate utilization rate for our professionals, our profitability may suffer. Our utilization rates are affected by a number of factors, including:

•	our ability to efficiently transition employees from completed projects to new assignments;

•	our ability to hire and assimilate new employees;

•	our ability to accurately forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

•	our ability to effectively manage attrition; and

•	our need to devote time and resources to training, re-skilling, professional development and other non-chargeable activities.
If we are unable to control our costs and operate our business in an efficient manner, our operating margin, and therefore our profitability, may decline.
We could be held liable for damages or our reputation could suffer from security breaches or disclosure of confidential information or personal data.
We are dependent on information technology networks and systems to process, transmit and securely store electronic information and to communicate among our locations around the world and with our customers. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information or data, including personal data. In addition, many of our engagements involve projects that are critical to the operations of our customers’ businesses. The theft and/or unauthorized use or publication of our, or our customers’, confidential information or other proprietary business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our services. Any failure in the networks or computer systems used by us or our customers could result in a claim for substantial damages against us and significant reputational harm, regardless of our responsibility for the failure.
In addition, we often have access to or are required to manage, utilize, collect and store sensitive or confidential customer or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our customers or our customers’ customers for breaching contractual confidentiality and security provisions or privacy laws. These risks will increase as we continue to grow our cloud-based offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses, especially in industries involving particularly sensitive data such as the financial services industry and the healthcare industry. Unauthorized disclosure of sensitive or confidential customer or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our customers, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, which could in turn have a material adverse effect on our business, results of operations and financial condition.
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
A portion of the data that we obtain and handle for or on behalf of our healthcare customers is subject to HIPAA, and we are required to maintain the privacy and security of individually identifiable health information in accordance with HIPAA and the terms of our agreements with customers. HITECH increased the civil and criminal penalties that may be imposed against us, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce HIPAA’s requirements. We have incurred, and will continue to incur, significant costs to establish and maintain HIPAA-required safeguards and, if additional safeguards are required to comply with HIPAA or our healthcare customers' requirements, our costs could increase further, which would negatively affect our results of operations. Furthermore, if we fail to maintain adequate safeguards, or we inappropriately use or disclose individually identifiable health information, we could be subject to significant liabilities and consequences, including:

•
breach of our contractual obligations to our healthcare customers, which may cause these customers to terminate their relationship with us and may result in potentially significant financial obligations to them;

•
investigation by the federal regulatory authorities empowered to enforce HIPAA and by the state attorneys general empowered to enforce comparable state laws, and the possible imposition of civil and criminal penalties;

•	private litigation by individuals adversely affected by any violation of HIPAA, HITECH or comparable state laws to which we are subject; and

•	negative publicity, which may decrease the willingness of current and potential future customers in the healthcare industry to work with us.
Laws and expectations relating to privacy, security and data protection continue to evolve, and we continue to adapt to changing needs. Nevertheless, changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. Any of the foregoing may have a material adverse effect on our ability to provide services to our healthcare customers and, in turn, on our business, results of operations and financial condition.
Our revenues and operating results may experience significant quarterly fluctuations.
We may experience significant quarterly fluctuations in our revenues and results of operations. Among the factors that could cause these variations are:

•	the nature, number, timing, scope and contractual terms of the projects in which we are engaged;

•	delays incurred in the performance of those projects;

•	the accuracy of estimates of resources and time required to complete ongoing projects;

•	changes to the financial condition of our customers;

•	changes in pricing in response to customer demand and competitive pressures;

•	longer sales cycles and ramp-up periods for our larger, more complex projects;

•	volatility and seasonality of our software sales;

•	the mix of on-site and offshore staffing;

•	the ratio of fixed-price contracts versus time-and-materials contracts;

•	employee wage levels and utilization rates;

•	changes in foreign exchange rates, including the Indian rupee versus the U.S. dollar;

•	the timing of collection of accounts receivable;

•	enactment of new taxes;

•	changes in domestic and international income tax rates and regulations;

•	changes to levels and types of stock-based compensation awards and assumptions used to determine the fair value of such awards; and

•	general economic conditions.
As a result of these factors, it is possible that in some future periods, our revenues and results of operations may be significantly below the expectations of public market analysts and investors. In such an event, the price of our common stock would likely be materially and adversely affected.
We rely on a few customers for a large portion of our revenues.
Our top five and top ten customers generated approximately 10.0% and 16.7%, respectively, of our revenues for the year ended December 31, 2016. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.
Our business, results of operations and financial condition will suffer if we fail to enhance our existing services and solutions and develop new services and solutions that allow us to keep pace with rapidly evolving technological developments, including the demand for digital technologies and services.
The technology, consulting and business process services markets are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. We are currently in the midst of a shift towards increasing customer demand for digital technologies and services. Our future success will depend on our ability to develop digital and other services and solutions that keep pace with changes in the markets in which we operate. We cannot be sure that we will be successful in developing digital and other new services and solutions addressing evolving technologies in a timely or cost-effective manner or that any services and solutions we do develop will be successful in the marketplace. Our failure to address the demands of the rapidly evolving technological environment could have a material adverse effect on our ability to retain and attract customers and our competitive position, which could in turn have a material adverse effect on our business, results of operations and financial condition.
Our business, results of operations and financial condition may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our customers.
Our business depends, in part, upon continued growth in the use of technology in business by our customers and prospective customers as well as their customers and suppliers. In challenging economic environments, our customers may reduce or defer their spending on new technologies in order to focus on other priorities, or may choose to use their own internal resources rather than engage an outside firm to perform the types of services and solutions we provide. In addition, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of technology usage in business, or our customers’ spending on technology in business, declines, or if we cannot convince our customers or potential customers to embrace new technological solutions, our business, results of operations and financial condition could be adversely affected.
Most of our contracts with our customers are short-term, and our business, results of operations and financial condition could be adversely affected if our customers terminate their contracts on short notice.
Consistent with industry practice, most of our contracts with our customers are short-term. A majority of our contracts can be terminated by our customers with short notice and without significant early termination cost. Terminations may result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial condition of a customer, changes in ownership, management or the strategy of a customer or economic or market conditions generally or specific to a customer’s industry. When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate our associated costs in a timely manner. Consequently, our operating margins in subsequent periods could be lower than expected. If we are unable to replace the lost revenues with other work on terms we find acceptable or effectively eliminate costs, our business, results of operations and financial condition could be adversely affected.

If our pricing structures are based on inaccurate expectations and assumptions regarding the cost and complexity of performing our work, then our contracts could be unprofitable.
We negotiate pricing terms with our customers utilizing a range of pricing structures and conditions. We predominantly contract to provide services either on a time-and-materials basis or on a fixed-price basis. Fixed-price contracts accounted for approximately 37.9% of our revenues for the year ended December 31, 2016. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. Our pricing, cost and operating margin estimates for the work that we perform frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the contract. There is a risk that we will underprice our projects, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays, failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our business, results of operations and financial condition.

The outcome of the internal investigation being conducted under the oversight of our Audit Committee of possible violations of the Foreign Corrupt Practices Act, or FCPA, and similar laws and related litigation could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition.

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In September 2016, we voluntarily notified the Department of Justice, or DOJ, and the Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. We expect to incur additional expenses in connection with conducting the internal investigation.

On October 5, 2016 and October 27, 2016, two putative securities class action complaints were filed in the United States District Court for the District of New Jersey on behalf of a putative class of stockholders who purchased our common stock during the period between February 25, 2016 and September 30, 2016. On November 18, 2016, a different plaintiff filed a third putative securities class action complaint in the United States District Court for the District of New Jersey on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 30, 2016. The complaints collectively name us and certain of our current and former officers as defendants and allege violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. The plaintiffs collectively seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. The United States District Court for the District of New Jersey issued an order, dated February 3, 2017, consolidating the three putative securities class actions.

On October 31, 2016, November 15, 2016, and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our directors and certain of our current and former officers as defendants. On January 24, 2017, the New Jersey Superior Court, Bergen County, consolidated the three putative shareholder derivative actions filed in that court. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On February 22, 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed in the United States District Court for the District of New Jersey, naming us and certain of our directors as defendants. The complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief.

We are presently unable to predict the duration, scope or result of the internal investigation, the related consolidated putative securities class action, the consolidated putative shareholder derivative action or any other related lawsuit, and any investigations by the DOJ or the SEC, including whether either agency will commence any legal action.

The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, the imposition of revised compliance programs and the retention of a monitor to oversee compliance with the FCPA. The imposition of any of these sanctions, fines or remedial measures could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition. We could also incur additional expenses related to remedial measures, including those that we are implementing in response to our conclusion that our internal control over financial reporting and our disclosure controls and procedures are not effective.

The outcome of the putative class action litigation, derivative lawsuit, or any other litigation is necessarily uncertain. We could be forced to expend significant resources in the defense of these lawsuits or future ones, and we may not prevail. The imposition of any sanctions, remedial measures or judgments against us could have a material adverse effect on our business, results of operations and financial condition.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

As described in “Item 9A - Controls and Procedures,” during the closing process for the third quarter of 2016, we identified a material weakness in our internal control over financial reporting that has required us to amend the previously reported conclusion with respect to the effectiveness of our internal control over financial reporting as of December 31, 2015 to conclude that our internal control over financial reporting was not effective as of December 31, 2015. This material weakness remained unremediated as of December 31, 2016.
As described in Item 9A, the Company has initiated measures to address this material weakness, including personnel actions and enhanced oversight in the areas of procurement and accounts payable as they relate to real estate transactions in India. We cannot be certain that the measures we have taken, and expect to take, will be sufficient to address the issues identified or ensure that our internal controls over financial reporting are effective. Implementing any appropriate changes to our internal controls may also distract our officers and employees from other management duties and require material cost to implement new processes or modify our existing processes. Moreover, as our investigation is ongoing, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct the material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected.
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
Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover, that we inadequately assess or that are not properly disclosed to us. In particular, to the extent that any acquired business (i) failed to comply with or otherwise violated applicable laws or regulations, (ii) failed to fulfill contractual obligations to customers or (iii) incurred material liabilities or obligations to customers that are not identified during the diligence process, we, as the successor owner, may be financially responsible for these violations, failures and liabilities and may suffer financial and/or reputational harm or otherwise be adversely affected. In addition, as part of an acquisition, we may assume responsibilities and obligations of the acquired business pursuant to the terms and conditions of agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. We also have been and may in the future be subject to litigation or other claims in connection with an acquired business, including claims from employees, customers, stockholders, or other third parties. Any material liabilities associated with our acquisitions could harm our business, results of operations and financial condition.
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
To deliver our services and solutions to our customers, we must maintain a high speed network of satellite, fiber optic and land lines and active voice and data communications 24 hours a day between our main operating offices in India, our other global delivery centers and the offices of our customers worldwide. Any systems failure or outage or a significant disruption in our ability to transmit voice and data through satellite and telephone communications or in our information technology systems and infrastructure could result in curtailed operations and a loss of customers, which would have an adverse effect on our business, results of operations and financial condition.
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
In addition, our business could be harmed if any key member of our management team leaves our employment and joins one of our competitors. Currently, we have entered into non-competition agreements with the majority of our executive officers. We cannot be certain, however, that the restrictions in these agreements prohibiting such executive officers from engaging in competitive activities are enforceable. Any defection by a key member of our management team could have a material adverse effect on our business, results of operations and financial condition.
Competition for highly-skilled technical personnel is intense, and our ability to compete for and manage customer engagements depends on our ability to attract and retain such personnel.
Our ability to maintain and renew existing customer engagements and obtain new business depends to a significant extent on our ability to attract, train and retain highly-skilled technical personnel so as to keep our supply of skills and resources in balance with customer demand. In particular, in order to serve customer needs and grow our business, we must attract, train and retain appropriate numbers of talented people, including project managers, IT engineers and other senior technical personnel, who are able to keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. We cannot guarantee that we will be able to train and assimilate new employees successfully. In addition, we believe there is a shortage of, and significant competition for, professionals with the advanced technological skills necessary to perform the services we offer. We have subcontracted in the past, and may continue to subcontract in the future, with other service providers in order to meet our obligations to our customers. If we are unable to attract and retain highly-skilled technical personnel, our ability to effectively lead our current projects and develop new business could be jeopardized, and our business, results of operations and financial condition could be adversely affected.
Our business could be negatively affected if we incur legal liability in connection with providing our services and solutions.
If we fail to meet our contractual obligations or otherwise breach obligations to our customers, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important financial opportunity by doing so or because our personnel did not adequately adhere to our guidelines. In addition, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us to become standard in the marketplace. If we cannot, or do not, meet our contractual obligations to provide services and solutions, and if our exposure is not adequately limited through the enforceable terms of our agreements, we might face significant legal liability and our business, results of operations and financial condition could be adversely affected.
In the normal course of business and in conjunction with certain customer engagements, we have entered into contractual arrangements through which we may be obligated to indemnify customers or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims, including matters such as our breach of certain representations or covenants, our infringement of the intellectual property of others or our gross negligence or willful misconduct. Payments by us under any of these arrangements are generally conditioned on the customer making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine our maximum potential exposure under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. If events arise requiring us to make payment for indemnification claims under our contractual indemnification obligations, such payments could have a material impact on our business, results of operations and financial condition.
Additionally, our customers may perform audits or require us to perform audits and provide audit reports with respect to the controls and procedures that we use in the performance of services for such customers, especially when we process data belonging to them. Our ability to acquire new customers and retain existing customers may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion, with respect to our controls and procedures in connection with any such audit in a timely manner. We could also incur liability if our controls and procedures, or the controls and procedures we manage for a customer, were to result in an internal control failure or impair our customer’s ability to comply with its own internal control requirements.
We may face difficulties in providing business solutions or delivering complex and large projects for our customers that could cause customers to discontinue their work with us, which in turn could harm our business, results of operations and financial condition.
We have been expanding the nature and scope of our engagements and have added new service offerings, including digital services. The success of these service offerings depends, in part, upon continued demand for such services by our existing and prospective customers and our ability to meet this demand in a cost-competitive and effective manner. To obtain engagements for such solutions or projects, we also are more likely to compete with large, well-established international consulting firms, resulting in increased competition and pricing pressure. Accordingly, we cannot be certain that our new service offerings will effectively meet customer needs or that we will be able to attract existing and prospective customers to these service offerings.
The increased breadth of our service offerings has resulted and may continue to result in larger and more complex projects with our customers. This requires us to establish closer relationships with our customers and achieve a thorough understanding of their operations. Our ability to establish such relationships depends on a number of factors, including the proficiency of our professionals and our management personnel. Our failure to understand our customer requirements or our failure to deliver services that meet the requirements specified by our customers could result in termination of customer contracts, and we could be liable to our customers for significant penalties or damages, which could have a material adverse effect on our business, results of operations and financial condition.
Larger projects often involve multiple engagements or stages, and there is a risk that a customer may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our customers or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our business, results of operations and financial condition.

If we are unable to collect our receivables from, or bill our unbilled services to, our customers, our business, results of operations and financial condition could be adversely affected.
Our business depends on our ability to successfully obtain payment from our customers of the amounts they owe us for work performed. We evaluate the financial condition of our customers and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on customer balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our customers. Macroeconomic conditions could also result in financial difficulties for our customers, including limited access to the credit markets, insolvency or bankruptcy, and, as a result, could cause customers to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of customer balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our customer balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
If our customers are not satisfied with our services and solutions or if our reputation in the marketplace is damaged, our business, results of operations and financial condition could be adversely affected.
Our business model depends in large part on our ability to attract additional work from our base of existing customers. Our business model also depends on our account teams’ ability to develop relationships with our customers that enable us to understand our customers’ needs and deliver services and solutions that are tailored to those needs. If a customer is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. In particular, customers that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors.
In addition, negative publicity related to our customer services or relationships, regardless of its accuracy, could adversely affect our business by inhibiting our ability to compete for new contracts with current and prospective customers. Our corporate reputation is potentially susceptible to damage due to actions or statements made by current or former customers that are dissatisfied with our services or work product, as well as competitors, vendors, adversaries in legal proceedings, government regulators, former and current employees, members of the investment community and the media. Damage to our reputation could be difficult and time-consuming to repair, make potential or existing customers reluctant to select us for new engagements and, in turn, result in a loss of business, adversely affect our recruitment and retention efforts, reduce the value and effectiveness of the Cognizant brand name and reduce investor confidence in us, any one of which could adversely affecting our business, results of operations and financial condition.
We rely on third parties for certain software products.
Certain of our software products contain components that are developed by third parties. In addition, we resell certain software products of third parties and we use third-party software products to deliver our services and solutions. We may not be able to replace the functions provided by these third-party software components or products if they become obsolete, defective, or incompatible with future versions of our products or with our services and solutions, or if they are not adequately maintained or updated. Any defects in or significant interruption in the availability of these third-party software products or components could harm the sale of our products and our delivery of services and solutions to our customers unless and until we can secure or develop an alternative source. In addition, third-party suppliers of software or other intellectual property assets could be unwilling to permit us to use their intellectual property and this could impede or disrupt use of their products or services by us and our customers. If our ability to provide services and solutions to our customers is impaired as a result of any such denial, our business, results of operations and financial condition could be adversely affected.
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
Any deterioration of the credit and capital markets in the United States, Europe or other regions of the world could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. Changes in economic conditions could adversely affect the ability of counterparties, including counterparties to our foreign exchange forward contracts, to meet their obligations to us.
Our revenues are highly dependent on customers concentrated in certain industries, including the financial services and healthcare industries. Consolidation and factors that negatively affect these industries may adversely affect our business, results of operations and financial condition.
During the year ended December 31, 2016, we earned 39.8% of our revenues from our financial services business segment, which includes banking and insurance customers, and 28.7% from our healthcare business segment, which includes healthcare and life sciences customers. Significant consolidation or a decrease in growth in the financial services industry or the healthcare industry may reduce the demand for our services and negatively affect our business, financial condition and results of operations. For example, two or more of our current customers may merge or consolidate and combine their operations, which may cause us to lose work or lose the opportunity to gain additional work. The increased market power of larger companies may also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business, financial condition and results of operations. In addition, if we are unable to successfully anticipate changing regulatory, economic and political conditions affecting the industries in which we operate, we may be unable to effectively plan for or respond to those changes, and our business, results of operations and financial condition could be negatively affected.
Our revenues are highly dependent on customers located in the United States and Europe. Any weakening of economic conditions in these markets may adversely affect our business, results of operations and financial condition.
During the year ended December 31, 2016, 78.2% of our revenues were derived from customers located in North America while 15.9% of our revenues were derived from customers located in Europe. Any weakening of economic conditions in the U.S. or European economies could depress the pricing for our services and cause our customers to reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our business, results of operations and financial condition.
If we do not continue to improve our operational, financial and other internal controls and systems to manage our growth and size, our business, results of operations and financial condition could be adversely affected.
Our historic and anticipated growth will continue to place significant demands on our management and other resources, and will require us to continue to develop and improve our operational, financial and other internal controls. In particular, our growth will increase the challenges involved in:

•	recruiting, training and retaining technical, finance, marketing and management personnel with the knowledge, skills and experience that our business model requires;

•	maintaining high levels of customer satisfaction;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal systems;

•	preserving our culture, values and entrepreneurial environment; and

•	effectively managing our personnel and operations and effectively communicating to our personnel worldwide our core values, strategies and goals.
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
On November 20, 2014, in conjunction with our acquisition of TZ US Parent, Inc., we entered into a credit agreement with a bank syndicate providing for a $1.0 billion unsecured term loan and a $750 million unsecured revolving credit facility, both of which mature on November 20, 2019. We anticipate incurring additional indebtedness in the future in connection with our announced capital return plan, which includes an intent to return $3.4 billion in capital to stockholders during 2017 and

2018. We will be required to have sufficient cash available in the United States to pay scheduled installments of principal, accrued interest and fees from time to time and at maturity. If we do not have sufficient cash available in the United States, we may be required to repatriate earnings held by our foreign subsidiaries. Any such repatriation would cause us to accrue the applicable amount of taxes associated with such earnings at that time, which could have a material adverse effect on our results of operations. In addition, we may not have sufficient cash in the United States or abroad to make payments on our debt obligations, which could cause us to seek additional debt or equity capital or restructure or refinance our existing indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
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
We may not be able to pay dividends or repurchase shares of our common stock in accordance with our announced intent or at all.
We have announced a plan to return $3.4 billion to stockholders over the next two years through a combination of stock repurchases and cash dividends. As part of this plan, we have indicated that we expect to commence a $1.5 billion accelerated stock repurchase program in the first quarter of 2017, initiate a regular quarterly cash dividend of $0.15 per share commencing in the second quarter of 2017, and repurchase stock of $1.2 billion in the open market during 2017 and 2018. We have also announced that we intend to return to stockholders approximately 75% of our U.S. free cash flow, defined as net cash provided from operating activities of our U.S. operating subsidiaries less cash purchases of property and equipment by our U.S. operating subsidiaries, in 2019 and beyond through a combination of cash dividends and stock repurchases. We have also indicated that our Board of Directors intends to continue to review the capital return plan for potential future increases, including through an increase in the dividend, subject to our financial performance, economic outlook and any other relevant considerations.
The Board of Directors’ determinations regarding dividends and share repurchases will depend on a variety of factors, including our cash and investment balances in the United States, net income, cash flow generated from operations or other sources in the United States and elsewhere, overall liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. There can be no guarantee that we will achieve our announced capital return plan in the amounts or on the expected time frame that we have indicated, or at all. Our ability to declare future dividends will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our services and other factors specific to our industry or specific projects, many of which are beyond our control. Therefore, our ability to generate cash flow depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, regulatory changes, capital expenditures or debt servicing requirements.
Any failure to achieve our announced capital return plan could negatively impact our reputation, harm investor confidence in us, and cause the market price of our common stock to decline.
Risks Relating to our International Operations
Our global operations are subject to complex risks, some of which might be beyond our control.
We have offices and operations in various countries around the world and provide services to customers globally. In 2016, 78.2% of our revenues were attributable to the North American region, 15.9% were attributable to the European region, and the remainder was attributable to the rest of the world, primarily the Asia Pacific region. We anticipate that revenues from customers outside North America will continue to account for a material portion of our revenues in the foreseeable future and may increase as we expand our international presence, particularly in Europe, the Asia Pacific region and the Latin America region.
In addition, the majority of our employees and global delivery centers are located in India. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws and regulations, potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties in collecting accounts receivable, international hostilities, terrorism and natural disasters. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. If we are unable to manage the risks of our global operations, our business, results of operations and financial condition could be adversely affected.
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
Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, net income and the value of balance sheet items originally denominated in other currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use these funds across our global operations. Further, as we leverage our global delivery model, a portion of our expenses is incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.
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
Because we provide services to customers throughout the world, we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, damage to our reputation and other unintended consequences such as liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our customers that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable legal and regulatory requirements could have a material adverse effect on our business, results of operations and financial condition.
Among other anti-corruption laws and regulations, we are subject to the FCPA, which prohibits improper payments or offers of improper payments to foreign officials to obtain business or any other benefit, and the U.K. Bribery Act. Violations of these laws or regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from government contracting or contracting with private entities in certain highly regulated industries, any of which could have a material adverse effect on our business, results of operations and financial condition.
International hostilities, terrorist activities, other violence or war, natural disasters, pandemics and infrastructure disruptions, could delay or reduce the number of new service orders we receive and impair our ability to service our customers, thereby adversely affecting our business, results of operations and financial condition.
Hostilities involving acts of terrorism, violence or war, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to provide services to our customers. Such events may cause customers to delay their decisions on spending for information technology, consulting, and business process services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to our and our customers’ physical facilities and operations around the world. Additionally, by disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to some or all of our customers. The majority of our employees are located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Any inability to travel could cause us to incur additional unexpected costs and expenses or could impair our ability to retain the skilled professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities could also adversely affect our ability to serve our customers.
Hostilities involving the United States, the United Kingdom, India and other countries in which we provide services to our customers, and other acts of terrorism, violence or war, natural disasters, global health risks or pandemics may reduce the demand for our services and negatively affect our revenues. If we fail to defend against any of these occurrences, we might be unable to protect our people, facilities and systems. If these disruptions prevent us from effectively serving our customers, our business, results of operations and financial condition could be adversely affected.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, or Brexit Referendum. The Brexit Referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process, which the U.K. government has indicated that it intends to commence in the near future. The Brexit Referendum has created political and economic uncertainty about the future relationship between the United Kingdom and the European Union and as to whether any other European countries may similarly seek to exit the European Union. As we have material operations in the United Kingdom and the Rest of Europe and our global operations serve many customers with significant operations in those regions, our financial condition and results of operation may be impacted by such uncertainty.

For the year ended December 31, 2016, revenues from our customers in the United Kingdom and Rest of Europe represented 8.7% and 7.2%, respectively, of our consolidated revenues. A significant portion of our revenues from customers in the United Kingdom is generated in British pounds. This exposure subjects us to revenue risk with respect to our customers in the United Kingdom as well as to risk resulting from adverse movements in foreign currency exchange rates. In addition, for the year ended December 31, 2016, revenues from our Financial Services customers represented 39.8% of our consolidated revenues. Uncertainty regarding future United Kingdom financial laws and regulations, the withdrawal terms of the United Kingdom from the European Union and the future trade terms between the United Kingdom and the European Union could negatively impact the financial services sector, including our customers in such sector, and as a consequence adversely impact our financial condition and results of operations. Further, it is uncertain what impact the withdrawal of the United Kingdom from the European Union will have on general economic conditions in the United Kingdom, the European Union and globally. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to Taxes
Our earnings and financial condition may be negatively impacted by certain tax related matters.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our provision for income taxes and cash tax liability could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in accounting principles or interpretations and changes in tax laws. Certain jurisdictions, including the United States, are actively contemplating tax reform and tax policy changes. Any of these changes could adversely impact our results of operations and financial condition in future periods. In addition, our income tax returns are subject to examination in the jurisdictions in which we operate. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. An unfavorable outcome of one or more of these examinations may have an adverse effect on our business, results of operations and financial condition.
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
Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the Indian government for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. The Indian government has announced a plan to phase out certain tax exemptions and deductions, which includes a discontinuation of tax holidays for new SEZ units commencing operations on or after April 1, 2020 and a phased reduction of the current Indian corporate income tax rate. These changes or any changes that would reduce or deny SEZ tax benefits could have a material adverse effect on our business, results of operations and financial condition. In addition, all Indian profits, including those generated within SEZs, are subject to the Minimum Alternative Tax, or MAT, at the rate of 21.3%. Any MAT paid is creditable against future corporate income tax, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against future corporate income tax. Our ability to fully do so may be influenced by possible changes to the Indian tax laws as well as the future financial results of Cognizant India. Our potential inability to fully utilize our deferred income tax assets related to the MAT could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Intellectual Property
We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and harm our business.
Our future success will depend, in part, on our ability to protect our proprietary methodologies and other valuable IP. We presently hold a limited number of issued patents, and we have filed and intend to file patent applications. There is no guarantee that any patents will issue in the United States or in any other country we may seek protection or that they will serve as a barrier from competition from other organizations. Additionally, the protection afforded by international patent laws as well as the enforcement actions differ from country to country. There is no guarantee that we will be able to maintain adequate protection or enforcement of our IP rights.

We also rely upon a combination of copyright and trade secret laws, non-disclosure and related contractual arrangements, and other security measures to protect our IP rights. We believe that laws, rules, regulations and treaties in effect in the United States, India and other countries in which we operate are adequate to protect us from misappropriation or unauthorized use of our IP. However, there can be no assurance that these laws will not change in ways that may prevent or restrict the transfer of software components, libraries, toolsets and other technology or data we use in the performance of our services, and existing laws of some countries in which we provide services, such as China, might offer only limited protection of our IP rights. There also can be no assurance that the steps we have taken to protect our IP rights will be adequate to deter misappropriation, or that we will be able to detect unauthorized use of our IP.
Unauthorized use of our IP may result in development of technology, products or services that compete with our products and services and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. If we are unable to protect our IP, our business may be adversely affected and our ability to compete may be impaired.
Depending on the circumstances, we might need to grant a specific customer greater rights in IP developed or used in connection with a contract than we normally do. In certain situations, we might forego all rights to the use of IP we create and intend to reuse across multiple customer engagements, which would limit our ability to reuse that IP for other customers. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.
Our ability to enforce our software license agreements, service agreements, and other IP rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our IP rights in various countries. To the extent that we seek to enforce our rights, we could be subject to claims that an IP right is invalid, otherwise not enforceable, or is licensed to the party against whom we are pursuing a claim. In addition, our assertion of IP rights may result in the other party seeking to assert alleged IP rights or assert other claims against us, which could harm our business. If we are not successful in defending such claims in litigation, we may not be able to sell or license a particular service or solution due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. In addition, governments may adopt regulations, or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our IP rights under these circumstances may harm our competitive position and our business.
Our services or solutions could infringe upon the IP rights of others and we may be subject to claims of infringement of third-party IP rights.
We cannot be sure that our services and solutions, or the solutions of others that we offer to our customers, do not infringe on the IP rights of others. Third parties may assert against us or our customers claims alleging infringement of patent, copyright, trademark, or other intellectual property rights to technologies or services that are important to our business. Infringement claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In our contracts, we generally agree to indemnify our customers for certain expenses or liabilities resulting from potential infringement of the IP rights of third parties. In some instances, the amount of our liability under these indemnities could be substantial. Any claims that our products, services or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, may result in significant costs in defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. In addition, as a result of such IP infringement claims, we could be required or otherwise decide that it is appropriate to:

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
The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our offering of affected items or services, our revenues could be affected. If a claim of infringement were successful against us or our customers, an injunction might be ordered against our customer or our own services or operations, causing further damages.
We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents or other intellectual property rights for software products and methods, technological solutions, and processes. We may be subject to IP infringement claims from certain individuals or companies that have acquired patent portfolios for the primary purpose of asserting such claims against other companies. The risk of infringement claims against us may also increase as we continue to develop and license our IP to our customers and other third parties. Any infringement claim or litigation against us could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Legislation and Government Regulation
Anti-outsourcing legislation, if adopted, and negative perceptions associated with offshore outsourcing could impair our ability to service our customers and adversely affect our business, results of operations and financial condition.
The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in the United States, which is our largest market, as well as in Europe, the Asia Pacific and other regions in which we have customers. For example, a number of measures aimed at limiting or restricting outsourcing by U.S. companies have been put forward for consideration by the U.S. Congress and in various state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. Further, the current U.S. administration or Congress may seek to limit outsourcing by U.S. companies. If enacted, such measures may broaden existing restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, or impact private industry with measures that include tax disincentives, fees or penalties, intellectual property transfer restrictions, mandatory government audit requirements, and new standards that have the effect of restricting the use of certain business and/or work visas. In the event that any of these measures become law, our ability to provide services to our customers could be impaired, which could adversely affect our business, results of operations and financial condition. Existing and future legislative and administrative/regulatory policies restricting the performance of business process services from an offshore location in jurisdictions in Europe, the Asia Pacific or any other region in which we have customers could also have a material adverse effect on our business, results of operations and financial condition.
In addition, from time to time there has been publicity about negative experiences associated with offshore outsourcing, such as domestic job loss and theft and misappropriation of sensitive customer data, particularly involving service providers in India. Current or prospective customers may elect to perform certain services themselves or may be discouraged from utilizing global service delivery providers due to negative perceptions that may be associated with using global service delivery models or firms. Any slowdown or reversal of existing industry trends toward global service delivery would seriously harm our ability to compete effectively with competitors that provide the majority of their services from within the country in which our customers operate.
Restrictions on immigration may affect our ability to compete for and provide services to customers, which could hamper our growth and cause our revenues to decline.
Our future success continues to depend on our ability to attract and retain employees with technical and project management skills, including those from developing countries, especially India. The ability of foreign nationals to work in the United States, Europe, the Asia Pacific and other regions in which we have customers depends on their and our ability to obtain the necessary visas and work permits for our personnel who need to travel internationally. If we are unable to obtain such visas or work permits, or if their issuance is delayed or if their length is shortened, we may not be able to provide services to our customers or to continue to provide services on a timely and cost-effective basis, receive revenues as early as expected or manage our delivery centers as efficiently as we otherwise could, any of which could have a material adverse effect on our business, results of operations and financial condition.
Immigration and work permit laws and regulations in the countries in which we have customers are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. For example, the U.S. Congress has been actively considering various proposals that would make extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. Further, the current U.S. administration or Congress may seek to limit the admission of high-skilled temporary and permanent workers and has issued and may continue to issue executive orders designed to limit immigration. Any such provisions may increase our cost of doing business in the United States and may discourage customers from seeking our services. Our international expansion strategy and our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with professionals who are not citizens of the country where the work is to be performed.

Increased regulation of the financial services industry, healthcare industry or other industries in which our customers operate could harm our business, results of operations and financial condition.
The industries in which our customers are concentrated, such as the financial services industry and the healthcare industry, are, or may be, increasingly subject to governmental regulation and intervention. For instance, the financial services industry is subject to extensive and complex federal and state regulation. As a provider of services to financial institutions, portions of our operations are examined by a number of regulatory agencies. These agencies regulate the services we provide and manner in which we operate. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or require financial services enterprises to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, customers in the financial services sector have been subject to increased regulation following the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act in the United States. New or changing regulations under Dodd-Frank, as well as other regulations or legislation affecting our customers in the financial services industry, may reduce demand for our services or cause us to incur costly changes in our processes or personnel, thereby negatively affecting our business, results of operations and financial condition.
The healthcare industry is highly regulated at the federal, state and local levels and is subject to changing legislative, regulatory, political and other influences, particularly in light of uncertainties posed by the result of the recent presidential election in the United States. Many healthcare laws, such as the Affordable Care Act, are complex, subject to frequent change, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us, our customers or the specific services and relationships we have with our customers is not always clear. Our failure to anticipate accurately any changes to or the repeal of the Affordable Care Act and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and negatively affect our business, results of operations and financial condition. Further, the growth of our business, results of operations and financial condition rely, in part, on customers in the healthcare industry that receive substantial revenues from governmental and other third-party payer programs. A reduction or less than expected increase in government funding for these programs, a change in allocation methodologies or the termination of our customers’ government contracts could negatively affect our customers’ businesses and, in turn, negatively impact our business, results of operations and financial condition. In addition, as a service provider to customers who are government contractors, we may in the future become involved in governmental investigations to evaluate our or our customers’ compliance with government healthcare programs, which could result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, any of which could have a material adverse effect on our business, results of operations and financial condition.
Increased regulation, changes in existing regulation or increased government intervention in the other industries in which our customers operate also may adversely affect the growth of their respective businesses and therefore negatively impact our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
To support our planned growth, we are continually expanding our global delivery center capacity through the construction of new facilities, supplemented by additional leasing of non-owned facilities. As presented in the table below, as of December 31, 2016, we leased 12.0 million square feet and owned 13.8 million square feet related to our global delivery centers located in 31 countries and used to deliver services to our customers across all four of our business segments.

Geographic Area	Number of Locations	Square Footage Leased (in millions)	Square Footage Owned (in millions)	Total Square Footage (in millions)
India	43	9.9	13.6	23.5
North America	49	1.2	0.2	1.4
Europe	33	0.4	—	0.4
Rest of World[1]	28	0.5	—	0.5
Total	153	12.0	13.8	25.8

[1]	Includes our operations in the Asia Pacific region, the Middle East and Latin America. Substantially all of this square footage is located in the Philippines, China and Argentina.
We operate out of our Teaneck, New Jersey executive office where we lease 0.1 million square feet. In addition to our executive office and the above global delivery centers, we have business development offices in approximately 73 cities and 38 countries across the globe.

We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed basis.”

Item 3. Legal Proceedings

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. Based on the results of the investigation to date, no material adjustments, restatements or other revisions to our previously issued financial statements are required.

On October 5, 2016 and October 27, 2016, two putative securities class action complaints were filed in the United States District Court for the District of New Jersey on behalf of a putative class of stockholders who purchased our common stock during the period between February 25, 2016 and September 30, 2016. On November 18, 2016, a different plaintiff filed a third putative securities class action complaint in the United States District Court for the District of New Jersey on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 30, 2016. The complaints collectively name us and certain of our current and former officers as defendants and allege violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. The plaintiffs collectively seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. The United States District Court for the District of New Jersey issued an order, dated February 3, 2017, consolidating the three putative securities class actions.

On October 31, 2016, November 15, 2016, and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our directors and certain of our current and former officers as defendants. On January 24, 2017, the New Jersey Superior Court, Bergen County, consolidated the three putative shareholder derivative actions filed in that court. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On February 22, 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed in the United States District Court for the District of New Jersey, naming us and certain of our directors as defendants. The complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief.

We are presently unable to predict the duration, scope or result of the Audit Committee’s investigation, any investigations by the DOJ or the SEC, the consolidated putative securities class action, the consolidated putative shareholder derivative action or any other lawsuits. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. We expect to incur additional expenses related to fines or to remedial measures. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other related lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain.

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

Quarter Ended	High	Low
March 31, 2015	64.69	50.71
June 30, 2015	65.96	58.35
September 30, 2015	69.35	57.50
December 31, 2015	69.80	58.15
March 31, 2016	63.43	51.22
June 30, 2016	63.23	55.17
September 30, 2016	60.47	45.44
December 31, 2016	58.50	48.50
As of December 31, 2016, the approximate number of holders of record of our Class A common stock was 151 and the approximate number of beneficial holders of our Class A common stock was 47,600.
Cash Dividends
We have never declared or paid cash dividends on our Class A common stock. We have announced a plan to return $3.4 billion to stockholders over the next two years through a combination of stock repurchases and cash dividends. As part of this plan, we expect to initiate a regular quarterly cash dividend of $0.15 per share commencing in the second quarter of 2017, subject to declaration by our Board of Directors.
Issuer Purchases of Equity Securities

Through December 2016, our Board of Directors had authorized the repurchase of $3.0 billion of our outstanding shares of Class A common stock, excluding fees and expenses ("Existing Stock Repurchase Program"). In February 2017, the Board of Directors approved the termination of the Existing Stock Repurchase Program and approved a new stock repurchase program ("New Stock Repurchase Program"), both actions to take effect on the date of filing of our Annual Report on this Form 10-K for the year ended December 31, 2016. The New Stock Repurchase Program allows for the repurchase of $3.5 billion of our outstanding shares of Class A common stock, excluding fees and expenses, through December 31, 2019. Under both the Existing and New Stock Repurchase programs, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, or private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the Company's management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.
We did not repurchase any shares of our Class A common stock under the Existing Stock Repurchase program during the three months ended December 31, 2016.
We regularly purchase shares in connection with our stock-based compensation plans as shares of our Class A common stock are tendered by employees for payment of applicable statutory tax withholdings. For the three months ended December 31, 2016, we purchased 354,019 shares at an aggregate cost of $19 million in connection with employee tax withholding obligations.

Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index, NASDAQ-100 Index and a Peer Group Index (capitalization weighted) for the period beginning December 31, 2011 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)
Among Cognizant, the S&P 500 Index, the NASDAQ-100 Index
And a Peer Group Index(3) (Capitalization Weighted)

Company / Index	Base Period 12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
COGNIZANT TECHNOLOGY SOLUTIONS CORP	$100	$114.88	$157.02	$163.77	$186.66	$174.25
S&P 500 INDEX	100	116.00	153.57	174.60	177.01	198.18
NASDAQ-100	100	116.82	157.69	185.98	201.65	213.52
PEER GROUP	100	105.54	146.02	155.27	176.76	181.61

(1)	Graph assumes $100 invested on December 31, 2011 in our Class A common stock, the S&P 500 Index, the NASDAQ-100 Index, and the Peer Group Index (capitalization weighted).

(2)	Cumulative total return assumes reinvestment of dividends.

(3)
We have constructed a Peer Group Index of other information technology consulting firms consisting of Accenture plc., Computer Sciences Corporation, Computer Task Group, Inc., ExlService Holdings Inc., Genpact Limited, Infosys Ltd., Syntel Inc., Wipro Ltd. and WNS (Holdings) Limited.

Item 6. Selected Financial Data
The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2016 and 2015 and for each of the years ended December 31, 2016, 2015 and 2014 have been derived from the audited financial statements included elsewhere herein. Our selected consolidated financial data set forth below as of December 31, 2014, 2013 and 2012 and for each of the years ended December 31, 2013 and 2012 are derived from our audited consolidated financial statements not included elsewhere herein. Our selected consolidated financial information for 2016, 2015 and 2014 should be read in conjunction with the Consolidated Financial Statements and the Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	2016	2015	2014	2013	2012
	(in millions, except per share data)
For the Year Ended December 31:
Revenues	$13,487	$12,416	$10,263	$8,843	$7,347
Income from operations	2,289	2,142	1,885	1,678	1,362
Net income	$1,553	$1,624	$1,439	$1,229	$1,051

Basic earnings per share	$2.56	$2.67	$2.37	$2.03	$1.74
Diluted earnings per share	$2.55	$2.65	$2.35	$2.02	$1.72
Cash dividends declared per common share	$—	$—	$—	$—	$—
Weighted average number of common shares outstanding-Basic	607	609	608	604	603
Weighted average number of common shares outstanding-Diluted	610	613	613	610	612

As of December 31:
Cash, cash equivalents and short-term investments	$5,169	$4,949	$3,775	$3,748	$2,864
Working capital(2)(3)	6,182	5,195	3,829	4,117	3,236
Total assets(1)(2)(3)	14,262	13,061	11,473	8,129	6,455
Total debt	878	1,283	1,632	—	—
Stockholders’ equity	10,728	9,278	7,740	6,136	4,854
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

(2)
In November 2015, the FASB issued an update to the standard on income taxes pertaining to the balance sheet classification of deferred income taxes. The update requires that all deferred income tax assets and liabilities, along with any related valuation allowance, within each tax jurisdiction be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will only have one net noncurrent deferred income tax asset or liability. We have adopted this guidance retrospectively in the fourth quarter of 2015 and conformed prior years' presentation.

(3)
In April 2015, the FASB issued an update related to the presentation of debt issuance costs. The update requires debt issuance costs, other than costs incurred to secure lines of credit, be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this update. We have adopted this guidance retrospectively as of January 1, 2016 and conformed prior periods' presentation as applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary
We are one of the world’s leading professional services companies, transforming customers’ business, operating and technology models for the digital era. Our unique industry-based, consultative approach helps customers envision, build and run more innovative and efficient businesses. Our core competencies include: business, process, operations and technology consulting, application development and systems integration, enterprise information management, application testing, application maintenance, information technology, or IT, infrastructure services, and business process services. We tailor our services to specific industries and utilize an integrated global delivery model with customer service teams typically based on site at customer locations and delivery teams located at dedicated global delivery centers.
Our objective is to create value for both our customers and stockholders by enhancing our position as a leading professional services company in the digital era. Digital services is work we do to help our customers win in the digital economy by applying technology and analytics to change consumer experiences to drive sustainable growth, deploying systems of intelligence to automate and improve core business processes, and improving technology systems by deploying cloud and cyber security solutions and as-a-service models to make them simpler, more modern and secure. To accelerate our shift to digital services and solutions, we are deploying the following strategies:

•
Aligning our digital services into three digital practice areas - Digital Business, Digital Operations and Digital Systems and Technology - to address the needs of our customers as they transform their business and technology models.

•
Investing to scale these digital practice areas across our business segments and geographies, including through extensive training and re-skilling of our existing technical teams and expansion of our local workforces in the United States and other local markets around the world where we operate and pursuing select strategic acquisitions, joint ventures, investments and alliances that can expand our intellectual property, industry expertise, geographic reach, and platform and technology capabilities.

•
Continuing development of our core business, which includes application services, IT infrastructure and business process services. Our customers often look for efficiencies in the running of their core operations to help them fund investments in new digital capabilities. We work with them to analyze and identify opportunities for advanced automation and delivery efficiencies. Additionally, we seek to expand the geographic reach of our core portfolio of services.

•
We intend to selectively target higher margin work within our core business and are unifying our delivery capabilities to allow for more cost-conscious delivery, leveraging automation and scale, improving our utilization and optimizing our pyramid.

We believe the above strategies, combined with improving the overall efficiency of our operations, will enable us to gradually expand our non-GAAP operating margins1 over the next few years, with the goal of achieving 22% non-GAAP operating margin1 in 2019. There can be no assurances that we will be successful in achieving this plan or that other factors beyond our control, including the various risks described in Item 1A. Risk Factors, will not cause us to fail to achieve the targeted improvements.
We intend to initiate a capital return plan that will include a combination of stock repurchases and cash dividends. As part of this plan, we expect to commence a $1.5 billion accelerated stock repurchase program in the first quarter of 2017, initiate a regular quarterly cash dividend of $0.15 per share commencing in the second quarter of 2017, and repurchase stock of $1.2 billion in the open market during 2017 and 2018. We also plan to return to stockholders approximately 75% of our U.S. free cash flow, defined as net cash provided from operating activities of our U.S. operating subsidiaries less cash purchases of property and equipment by our U.S. operating subsidiaries, in 2019 and beyond through a combination of stock repurchases and cash dividends. Our Board of Directors intends to continue to review the capital return plan, considering our financial performance, economic outlook, regulatory changes and any other relevant factors. There can be no guarantee that we will achieve our announced capital return plan in the amounts or on the expected time frame that we have indicated, or at all.

_______________

1
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

The following table sets forth a summary of our financial results for the years ended December 31, 2016 and 2015:

			Increase (Decrease)
	2016	2015	$	%
	(Dollars in millions, except per share data)
Revenues	$13,487	$12,416	$1,071	8.6
Income from operations	2,289	2,142	147	6.9
Net income	1,553	1,624	(71)	(4.4)
Diluted earnings per share	2.55	2.65	(0.10)
Other Financial Information[2]
Non-GAAP income from operations	$2,636	$2,450	$186	7.6
Non-GAAP diluted earnings per share	3.39	3.07	0.32
The key drivers of our revenue growth in 2016 as compared to 2015 were as follows:

•	Solid performance in our Manufacturing/Retail/Logistics and Other business segments with both business segments reporting revenue growth of 13.5%;

•	Revenues in our Financial Services business segment grew 7.3% as demand from our banking customers was negatively affected by the current macroeconomic conditions;

•	Revenues in our Healthcare business segment grew 5.5% as demand was affected by uncertainty in the regulatory environment as well as potential consolidation within the healthcare industry;

•	Sustained strength in the North American market where revenues grew 8.1%;

•
Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets. Revenues from our customers outside the United States were negatively affected by the recent strength of the U.S. dollar against the British pound:

◦
In Europe, we experienced revenue growth of 6.8%, after a negative currency impact of 6.5%. Our revenues from customers in the United Kingdom declined 1.0%, after a negative currency impact of 10.0%, and was negatively affected by the weakening of the British pound due to the result of the June 2016 United Kingdom referendum to exit the European Union, or Brexit Referendum. Revenues from our Rest of Europe customers increased 18.2% after a negative currency impact of 1.4%;

◦	Revenues from our Rest of World customers increased 22.7%, after a negative currency impact of 2.5%;

•	Increased customer spending on discretionary projects;

•	Expansion of our service offerings, including consulting and digital services, next-generation IT solutions and platform-based solutions;

•	Continued expansion of the market for global delivery of technology and business process services; and

•	Increased penetration at existing customers, including strategic customers.
Our customers seek to meet a dual mandate of achieving more efficient and effective operations, while investing in digital technologies that are reshaping their business models. Increasingly, the relative emphasis among our customers is shifting towards investment and innovation, as reflected in accelerated demand for our digital services. We also saw an increase in demand for larger, more complex projects that are transformational for our customers, including managed services contracts. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater variability in our period to period operating results. We increased the number of strategic customers by 29 during the year, bringing the total number of our strategic customers to 329. We define a strategic customer as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.

_______________

2
Non-GAAP income from operations and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

In 2016, our operating margin decreased to 17.0% from 17.3% in 2015, while our non-GAAP operating margin decreased to 19.5%3 from 19.7%3 in 2015. The decreases in both our GAAP and non-GAAP operating margins were due to increases in compensation and benefit costs (excluding incentive-based compensation) and increases in certain professional service costs, partially offset by the impact of lower incentive-based compensation in 2016, the depreciation of the Indian rupee against the U.S. dollar, and realized gains on settlement of cash flow hedges in 2016 as compared to losses in 2015.

In May 2016, India enacted the Finance Bill 2016 that, among other things, expanded the applicability of India’s buyback distribution tax to certain share buyback transactions occurring after June 1, 2016. In mid-May, prior to the June 1 effective date of the enactment, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. This transaction, or the India Cash Remittance, was undertaken pursuant to a plan approved by the High Court of Madras and simplified the shareholding structure of our principal operating subsidiary in India. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in incremental tax expense, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion. As a result of this transaction, we incurred an incremental 2016 income tax expense of $238 million.

As previously disclosed, the Company is conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. In September 2016, we voluntarily notified the Department of Justice, or DOJ, and the Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been recorded improperly. In 2016, we recorded an out-of-period correction related to $4 million of such payments that were previously capitalized that should have been expensed. The recorded correction resulted in an increase of selling, general and administrative expenses of $4 million, a reduction in depreciation and amortization expense of $1 million, and a reduction in property and equipment, net of $3 million. These out-of-period corrections and the other $2 million in potentially improper payments were not material to any previously issued annual or interim financial statements and are not material to the financial results for the year ending December 31, 2016. Based on the results of the investigation to date, the members of senior management who may have participated in or been aware of the making of the identified potentially improper payments and failed to take action to prevent the making of the identified potentially improper payments are no longer with the Company or in a senior management position.

In October and November 2016, three putative securities class action complaints were filed, naming us and certain of our current and former officers as defendants and alleging violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. The plaintiffs collectively seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. In February 2017, the three putative securities class actions were consolidated by the court.

Additionally, in October and November 2016, three putative shareholder derivative complaints were filed, naming us, all of our directors and certain of our current and former officers as defendants. In January 2017, the three putative shareholder derivative actions were consolidated by the court. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. In February 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed, naming us and certain of our directors as defendants. The complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief. See the section titled "Part I, Item 3. Legal Proceedings."
In 2016, we incurred $27 million in costs related to the FCPA investigation and related lawsuits. We expect to continue to incur expenses related to these matters in 2017 and future periods.

_______________

3
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measures.

We finished the year with approximately 260,200 employees, which is an increase of approximately 38,500 over the prior year end. The increase in the number of our service delivery staff and the related infrastructure costs to meet the demand for our services is the primary driver of the increase in our operating expenses in 2016. Annualized turnover, including both voluntary and involuntary, was approximately 15.6% for the three months ended December 31, 2016. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at customers are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff.
During 2017, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Demand from our customers for digital services;

•	Our customers' dual mandate of simultaneously achieving cost savings while investing in transformation and innovation;

•	Continued focus by customers on directing technology spending towards cost containment projects, such as application maintenance, infrastructure services and business process services;

•	Secular changes driven by evolving digital technologies and regulatory changes, including potential regulatory changes with respect to immigration and taxes;

•	Demand from our healthcare customers may continue to be negatively affected by the uncertainty in the regulatory environment as well as potential consolidation within the healthcare industry;

•	Discretionary spending by our retail customers may be affected by weakness in the retail sector;

•	Legal fees and other expenses related to the internal investigation and related matters as described above;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the U.S. and world economies, including as a result of recent changes in the government administrations in the United States and elsewhere.
In response to this environment, we plan to:

•	Continue to invest in our digital practice areas of focus across industries and geographies;

•	Continue to invest in our talent base, including through local hiring, and new service offerings, including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall technology spend by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, the Asia Pacific region and Latin America, where we believe there are opportunities to gain market share;

•	Increase our strategic customer base across all of our business segments;

•
Pursue strategic acquisition opportunities that we believe add new technologies, including digital technologies, or platforms that complement our existing services, improve our overall service delivery capabilities, and/or expand our geographic presence;

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

Our chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenues and operating expenses to different degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the global delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit.
We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues during 2016, 2015 or 2014. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations for the Three Years Ended December 31, 2016
The following table sets forth certain financial data for the three years ended December 31, 2016:

	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues	Increase/Decrease
							2016	2015
	(Dollars in millions, except per share data)
Revenues	$13,487	100.0	$12,416	100.0	$10,263	100.0	$1,071	$2,153
Cost of revenues(1)	8,108	60.1	7,440	59.9	6,141	59.8	668	1,299
Selling, general and administrative expenses(1)	2,731	20.2	2,509	20.2	2,037	19.8	222	472
Depreciation and amortization expense	359	2.7	325	2.6	200	1.9	34	125
Income from operations	2,289	17.0	2,142	17.3	1,885	18.4	147	257
Other income (expense), net	68		22		39		46	(17)
Income before provision for income taxes	2,357	17.5	2,164	17.4	1,924	18.7	193	240
Provision for income taxes	(805)		(540)		(485)		(265)	(55)
Income from equity method investment	1		—		—		1	—
Net income	$1,553	11.5	$1,624	13.1	$1,439	14.0	$(71)	$185
Diluted earnings per share	$2.55		$2.65		$2.35		$(0.10)	$0.30
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$2,636	19.5	$2,450	19.7	$2,068	20.2	$186	$382
Non-GAAP diluted earnings per share	$3.39		$3.07		$2.60		$0.32	$0.47
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall. Revenues increased by 8.6% to $13,487 million during 2016 as compared to an increase of 21.0% to $12,416 million in 2015. The increase in revenues in 2016 was primarily attributed to services related to the integration of digital technologies that are reshaping our customers' business and operating models, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall technology and operations costs and continued penetration in all our geographic markets. In 2015, revenues included $724 million from TZ US Parent, Inc., or TriZetto, which we acquired in the fourth quarter of 2014, as compared to $80 million in 2014. The increase in TriZetto revenues represented 29.9% of the year over year revenue growth in 2015. The remaining 2015 increase was primarily attributed to greater acceptance of our global delivery model among an increasing number of industries, continued interest in using our global delivery model as a means to reduce overall technology and operations costs, increased customer spending on discretionary projects, and continued penetration in all our geographic markets. Revenues from new customers contributed $220 million and $195 million, representing 20.5% and 9.1% of the year-over-year revenue growth for 2016 and 2015, respectively. In 2016, our consulting and technology services revenues increased by 8.6% and represented 57.5% of total 2016 revenues, while our outsourcing services revenues increased by 8.7% and constituted 42.5% of total revenues. In 2015, consulting and technology services revenues increased by 31.8% and represented 57.6% of total 2015 revenues, while our outsourcing services revenues increased by 8.9% and constituted 42.4% of total 2015 revenues.
We increased the number of strategic customers by 29 during the year, bringing the total number of our strategic customers to 329. We define a strategic customer as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity. Revenues from our top customers were as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues from top five customers as a percentage of total revenues	10.0%	11.0%	12.2%
Revenues from top ten customers as a percentage of total revenues	16.7%	18.6%	21.3%
As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.
Revenues - Reportable Segments. Revenues by reportable business segment were as follows:

	2016	2015	2014	Increase
				2016		2015
				$	%	$	%
	(Dollars in millions)
Financial Services	$5,366	$5,003	$4,286	$363	7.3	$717	16.7
Healthcare	3,871	3,668	2,689	203	5.5	979	36.4
Manufacturing/Retail/Logistics	2,660	2,344	2,094	316	13.5	250	12.0
Other	1,590	1,401	1,194	189	13.5	207	17.4
Total revenues	$13,487	$12,416	$10,263	$1,071	8.6	$2,153	21.0

Revenues from our Financial Services segment grew 7.3% or $363 million in 2016, as compared to 2015. Growth was stronger among our insurance customers, where revenues increased by $202 million as compared to an increase of $161 million from our banking customers. In this segment, revenues from customers added during 2016 were $64 million and represented 17.6% of the year over year revenues increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies that are reshaping our customers' business and operating models, cost optimization, regulatory and compliance-driven initiatives, cyber security and vendor consolidation. Demand from certain of our banking customers has been negatively affected by the current macroeconomic conditions affecting the industry, including a sustained low interest rate environment and the weakening of the British pound due to the results of the Brexit Referendum. Revenues from our Financial Services segment grew 16.7% or $717 million in 2015, as compared to 2014. In 2015, our banking and insurance customers contributed $403 million and $314 million, respectively, to the year over year revenue growth. In 2015, revenues from customers added during that year was $57 million and represented 8.0% of the year over year revenues increase in this segment.
Revenues from our Healthcare segment grew 5.5% or $203 million in 2016, as compared to 2015. Within this segment, revenues increased by $139 million among our life sciences customers as compared to an increase of $64 million from our healthcare customers. Revenues from customers added during 2016 were $50 million and represented 24.6% of the year over year revenue increase in this segment. The increase in revenues from our life sciences customers was driven by a growing demand for a broader range of services, including business process services, advanced data analytics and solutions that span multiple service lines while leveraging cloud technologies and platforms. Revenues from our Healthcare segment grew 36.4% or $979 million in 2015, as compared to 2014. In 2015, our healthcare customers contributed $824 million to the year over year revenue growth, including a $644 million increase in year over year revenue from TriZetto while revenue from our life sciences customers increased by $155 million. In 2015, growth over 2014, excluding TriZetto, was driven by customer cost optimization initiatives. In 2015, revenues from customers added during that year was $51 million and represented 5.2% of the year over year revenues increase in this segment. The demand for our services has been and may continue to be affected by uncertainty in the regulatory environment as well as potential consolidation within the healthcare industry. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.
Revenues from our Manufacturing/Retail/Logistics segment grew 13.5% or $316 million in 2016, as compared to 2015. Growth was stronger among our manufacturing and logistics customers, where revenues increased by $273 million as compared to an increase of $43 million from our retail and hospitality customers. Revenues from customers added during 2016 were $71 million and represented 22.5% of the year over year revenues increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies that are reshaping our customers' business and operating models, as well as growing demand for analytics, supply chain consulting, implementation initiatives, product transformation, internet of things and omni channel commerce implementation and integration services. Discretionary spending by our retail customers has been and may continue to be affected by weakness in the retail sector. Revenues from our Manufacturing/Retail/Logistics segment grew 12.0% or $250 million in 2015, as compared to 2014. During 2015, our manufacturing and logistics customers contributed $130 million to the year over year growth as compared to $120 million for our retail and hospitality customers. In 2015, revenues from customers added during that year was $63 million and represented 25.3% of the year over year revenue increase in this segment.
Revenues from our Other segment grew 13.5% or $189 million in 2016, as compared to 2015. In 2016, growth within Other was driven by the increased adoption of digital technologies, platform engineering for cloud solutions and an expanded range of services, such as business process services. Revenue growth in this segment was strong among our technology customers, where revenues increased by $90 million, and our telecommunications customers, where revenues increased by $71 million. Revenues from customers added during 2016 were $35 million and represented 18.5% of the year over year revenues increase in this segment. Revenues from our Other segment grew 17.4% or $207 million in 2015, as compared to 2014. In 2015, growth within Other was due primarily to increased demand for digital services and was strong among our information, media and entertainment and technology customers, where revenues increased by $85 million, and our technology customers, where revenues increased by $89 million. In 2015, revenues from customers added during that year was $23 million and represented 11.3% of the year over year revenues increase in this segment.

Revenues - Geographic Locations. Revenues by geographic market, as determined by customer location, were as follows:

	2016	2015	2014	Increase (Decrease)
				2016		2015
				$	%	$	%
	(Dollars in millions)
North America	$10,546	$9,759	$7,880	$787	8.1	$1,879	23.9
United Kingdom	1,176	1,188	1,099	(12)	(1.0)	89	8.1
Rest of Europe	969	820	785	149	18.2	35	4.5
Europe - Total	2,145	2,008	1,884	137	6.8	124	6.6
Rest of World	796	649	499	147	22.7	150	29.9
Total revenues	$13,487	$12,416	$10,263	$1,071	8.6	$2,153	21.0

North America continues to be our largest market representing 78.2% of total 2016 revenues and accounting for $787 million of the $1,071 million revenue increase in 2016. Revenue growth among our North America customers for 2015 included $644 million year over year growth in TriZetto revenues. In 2016, revenue growth in Europe and Rest of World markets was driven by an increase in demand for an expanded range of services, such as business process services and customer adoption and integration of digital technologies that are reshaping our customers' business and operating models. In 2016, revenues from our customers in Europe grew 6.8%, after a negative currency impact of 6.5%. Specifically, within the United Kingdom, we experienced a decline in revenues of 1.0%, after a negative currency impact of 10.0% while revenues from our Rest of Europe customers increased 18.2% after a negative currency impact of 1.4%. Revenue growth from our United Kingdom and Rest of Europe customers has been and may continue to be negatively affected by the current macroeconomic conditions, including the weakening of the British pound and uncertainty in the markets due to the result of the Brexit Referendum. In 2015, revenues from our customers in Europe grew 6.6%, after a negative currency impact of 10.2%, driven by the increasing acceptance of our global delivery model, partially offset by the strength of the U.S. dollar against the British pound, the Euro, and other currencies. In 2016, revenues from our Rest of World customers grew 22.7%, after a negative currency impact of 2.5%. In 2015, revenues from our Rest of World customers grew 29.9%. In 2016 and 2015, Rest of World revenue growth was primarily driven by the India, Singapore, Australia, Japan and Hong Kong markets. We believe that Europe, the Middle East, the Asia Pacific region and Latin America will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel and subcontracting related to revenues. Our cost of revenues increased by 9.0% or $668 million during 2016 as compared to an increase of 21.2% or $1,299 million during 2015. In 2016, the increase was due primarily to an increase in compensation and benefits costs (partially offset by the impact of lower incentive-based compensation costs) and increases in certain professional service costs, partially offset by the favorable impact of the depreciation of the Indian rupee against the U.S. dollar and realized gains on settlement of cash flow hedges in 2016 as compared to losses in 2015. In 2015, the increase was due primarily to an increase in compensation and benefits costs (inclusive of the impact of higher incentive-based compensation costs), partially offset by the impact of the depreciation of the Indian rupee versus the U.S. dollar, and lower realized losses on our cash flow hedges in 2015 compared to 2014. In 2016, compensation and benefit costs increased by $508 million as a result of the increase in the number of our service delivery personnel partially offset by lower incentive-based compensation costs in 2016 as compared to 2015. In 2015, the increase in compensation and benefit costs was $1,112 million as a result of the increase in the number of our service delivery personnel, including new TriZetto employees, and higher incentive-based compensation costs in 2015 as compared to 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 9.0% or $256 million during 2016 as compared to an increase of 26.7% or $597 million during 2015. Selling, general and administrative expenses, including depreciation and amortization, increased slightly as a percentage of revenues to 22.9% in 2016 as compared to 22.8% in 2015 and 21.8% in 2014. In 2016, the increase as a percentage of revenues was due primarily to an increase in compensation and benefit costs (excluding incentive-based compensation), certain professional service costs and increases in depreciation and amortization due to recent acquisitions, partially offset by the impact of lower incentive-based compensation costs, the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar and realized gains on the settlement of cash flow hedges in 2016 as compared to losses in 2015. In 2016, we incurred $27 million in costs related to the FCPA investigation and related lawsuits. In 2015, the increase as a percentage of revenues was due primarily to increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation costs) and increases in depreciation and amortization due to acquisitions, partially offset by the impact of the depreciation of the Indian rupee versus the U.S. dollar, and lower realized losses on our cash flow hedges in 2015 compared to 2014.
Income from Operations and Operating Margin - Overall. Income from operations increased 6.9%, or $147 million in 2016 as compared to an increase of 13.6% or $257 million in 2015. Our operating margin decreased to 17.0% of revenues in 2016 from 17.3% of revenues in 2015, due to increases in compensation and benefit costs (excluding incentive-based compensation), increases in certain professional service costs and increases in depreciation and amortization due to recent acquisitions, partially offset by the impact of lower incentive-based compensation in 2016, the depreciation of the Indian rupee against the U.S. dollar, and realized gains on settlement of cash flow hedges in 2016 as compared to losses in 2015. In the fourth quarter of 2016, based on a downturn in the financial performance of the Company, we lowered our annual incentive-based compensation accrual rate estimate, which resulted in a $75 million benefit to the fourth quarter operating income. In 2015, operating margin decreased to 17.3% of revenues from 18.4% of revenues in 2014, due to increases in compensation and benefit costs (inclusive of the impact of higher incentive-based compensation) and increases in depreciation and amortization due to recent acquisitions, partially offset by the impact of the depreciation of the Indian rupee against the U.S. dollar, lower realized losses on our cash flow hedges and decreases in certain operating expenses, including travel, in 2015 compared to 2014. Excluding the impact of applicable designated cash flow hedges, the depreciation of the Indian rupee against the U.S. dollar positively impacted our operating margin by approximately 90 basis points or 0.90 percentage points in 2016 and 98 basis points or 0.98 percentage points in 2015. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.
We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the year ended December 31, 2016, the settlement of certain cash flow hedges positively impacted our operating margin by approximately 13 basis points or 0.13 percentage points as compared to a negative impact of approximately 57 basis points or 0.57 percentage points, and 133 basis points or 1.33 percentage points, for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2016, 2015 and 2014, our non-GAAP operating margins were 19.5%4, 19.7%4 and 20.2%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock-based compensation expense and acquisition-related charges.
Segment Operating Profit. Segment operating profits were as follows:

				Increase / Decrease
				2016		2015
	2016	2015	2014	$	%	$	%
	(Dollars in millions)
Financial Services	$1,707	$1,642	$1,320	$65	4.0	$322	24.4
Healthcare	1,153	1,200	851	(47)	(3.9)	349	41.0
Manufacturing/Retail/Logistics	851	803	686	48	6.0	117	17.1
Other	488	453	392	35	7.7	61	15.8
Total segment operating profit	4,199	4,098	3,249	101	2.5	849	26.2
Less: unallocated costs	1,910	1,956	1,364	(46)	(2.4)	592	43.4
Income from operations	$2,289	$2,142	$1,885	$147	6.9	$257	13.6
In 2016, across all our segments, segment operating profit decreased as a percentage of revenues due to increases in compensation and benefit costs (excluding incentive-based compensation), increases in certain professional service costs and continued investments to grow our business, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. The operating profit in our Healthcare segment was further impacted by a loss on a fixed-price contract with a customer of $27 million. In 2016, the unallocated costs decreased when compared to 2015 primarily due to lower incentive-based compensation accrual rates in 2016 compared to 2015.
In 2015, in our Financial Services, Healthcare, and Manufacturing/Retail/Logistics segments, segment operating profit increased as a percentage of revenues primarily due to revenue growth outpacing headcount growth and the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar, partially offset by an increase in compensation and benefits costs and continued investments to grow our business. In our Other segment, segment operating profit decreased as a percentage of revenues due to continued investments to grow our business, partially offset by the favorable impact of the depreciation of the Indian rupee versus the U.S. dollar. In 2015, the unallocated costs increased when compared to 2014 due to continued investments to grow our business, higher incentive-based compensation accrual rates in 2015 compared to 2014 and increases in selling, general and administrative expenses (including depreciation and amortization) due to recent acquisitions.

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

Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth, for the periods indicated, total other income (expense), net:

				Increase / Decrease
	2016	2015	2014	2016	2015
	(in millions)
Foreign currency exchange (losses)	$(27)	$(43)	$(16)	$16	$(27)
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(3)	—	(4)	(3)	4
Net foreign currency exchange (losses)	(30)	(43)	(20)	13	(23)
Interest income	115	84	62	31	22
Interest expense	(19)	(18)	(3)	(1)	(15)
Other, net	2	(1)	—	3	(1)
Total other income (expense), net	$68	$22	$39	$46	$(17)

The foreign currency exchange losses in all the years presented were attributable to the remeasurement of net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The losses on foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of December 31, 2016, the notional value of our undesignated hedges was $213 million. The increases in interest income in 2016 and 2015 were primarily attributed to the increase in average invested balances. The 2015 increase in interest expense are primarily attributable to the interest on debt originated in the fourth quarter of 2014.
Provision for Income Taxes. The provision for income taxes was $805 million in 2016, $540 million in 2015 and $485 million in 2014. The effective income tax rate increased to 34.2% in 2016 from 25.0% in 2015 primarily attributed to the effect of the incremental income tax expense of $238 million related to the India Cash Remittance. The effective income tax rate decreased to 25.0% in 2015 from 25.2% in 2014, primarily due to discrete tax benefits recorded in 2015, partially offset by changes in the geographic mix of our taxable income.
Net Income. Net income was $1,553 million in 2016, $1,624 million in 2015 and $1,439 million in 2014. Net income as a percentage of revenues decreased to 11.5% in 2016 from 13.1% in 2015 primarily due to the incremental income tax expense related to the India Cash Remittance. In 2015, net income as a percentage of revenues decreased to 13.1% from 14.0% in 2014 primarily as a result of the decrease in the operating margin, partially offset by the decrease in the effective income tax rate.
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

Our non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense and acquisition-related charges. Our definition of non-GAAP diluted earnings per share excludes net non-operating foreign currency exchange gains or losses and, for the year ended December 31, 2016, the impact of a one-time incremental income tax expense related to the India Cash Remittance, in addition to excluding stock-based compensation expense and acquisition-related charges. Our non-GAAP diluted earnings per share is additionally adjusted for the income tax impact of the above items, as applicable. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred.

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into the operating results of the Company. For our internal management reporting and budgeting purposes, we use non-GAAP financial information that does not include, as applicable, stock-based compensation expense, acquisition-related charges, net non-operating foreign currency exchange gains or losses, and the impact of a one-time incremental income tax expense related to the India Cash Remittance for financial and operational decision making, to evaluate period-to-period comparisons, to determine portions of the compensation for our executive officers and for making comparisons of our operating results to those of our competitors. Therefore, it is our belief that the use of non-GAAP financial measures excluding these costs provides a meaningful supplemental measure for investors to evaluate our financial performance. Accordingly, we believe that the presentation of non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share, when read in conjunction with our reported GAAP results, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.

A limitation of using non-GAAP financial measures versus financial measures calculated in accordance with GAAP is that non-GAAP measures do not reflect all of the amounts associated with our operating results as determined in accordance with GAAP and exclude costs that are recurring, namely stock-based compensation expense, certain acquisition-related charges, and net non-operating foreign currency exchange gains or losses. In addition, other companies may calculate non-
GAAP financial measures differently than us, thereby limiting the usefulness of these non-GAAP financial measures as a comparative tool. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share to allow investors to evaluate such non-GAAP financial measures.
The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the years ended December 31:

	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
	(Dollars in millions, except per share data)
GAAP income from operations and operating margin	$2,289	17.0	$2,142	17.3	$1,885	18.4
Add: Stock-based compensation expense	217	1.6	192	1.5	135	1.3
Add: Acquisition-related charges (1)	130	0.9	116	0.9	48	0.5
Non-GAAP income from operations and non-GAAP operating margin	$2,636	19.5	$2,450	19.7	$2,068	20.2

GAAP diluted earnings per share	$2.55		$2.65		$2.35
Effect of above operating adjustments, net of tax (2)	0.41		0.35		0.23
Effect of non-operating foreign currency exchange losses, net of tax (3)	0.04		0.07		0.02
Effect of incremental income tax expense related to the India Cash Remittance (4)	0.39		—		—
Non-GAAP diluted earnings per share	$3.39		$3.07		$2.60
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

(2)	The non-GAAP income tax benefits related to stock-based compensation expense were $49 million, $46 million and $31 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The non-GAAP income tax benefits related to acquisition-related charges were $46 million, $43 million and $13 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)
Non-operating foreign currency exchange gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes. The non-GAAP pre-tax non-operating foreign currency exchange losses were $30 million, $43 million and $20 million for the years ended December 31, 2016, 2015 and 2014, respectively, with related non-GAAP tax benefits of $5 million, $2 million and $4 million, respectively. The effective tax rate related to the reported non-operating foreign currency exchange gains and losses varies depending on the jurisdictions in which such gains and losses are generated and the statutory rates applicable in those jurisdictions.

(4)
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of this transaction, we incurred an incremental 2016 income tax expense of $238 million.

Liquidity and Capital Resources
Our cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of December 31, 2016, we had cash, cash equivalents and short-term investments of $5,169 million and additional available capacity under our revolving credit facility of approximately $750 million. The following table provides a summary of our cash flows for the three years ended December 31:

				Increase / Decrease
	2016	2015	2014	2016	2015
	(in millions)
Net cash from operating activities	$1,621	$2,153	$1,473	$(532)	$680
Net cash (used in) investing activities	(963)	(1,371)	(3,161)	408	1,790
Net cash (used in) provided by financing activities	(719)	(648)	1,503	(71)	(2,151)
Operating activities. The decrease in operating cash flow for 2016 compared to 2015 was primarily attributable to the decrease in net income, which includes the impact of incremental taxes paid in connection with the India Cash Remittance, and higher incentive based compensation payments in 2016 as compared to 2015. The increase in operating cash flow for 2015 was primarily attributed to the increase in net income, further impacted by the increase in non-cash expenses and higher incentive-based compensation accruals that were paid in the first quarter of 2016. Trade accounts receivable increased to $2,556 million at December 31, 2016 as compared to $2,253 million at December 31, 2015 and $1,969 million at December 31, 2014. Unbilled accounts receivable were $349 million at December 31, 2016, $369 million at December 31, 2015 and $325 million at December 31, 2014. The increase in trade accounts receivable during 2016 was primarily due to increased revenues.
We monitor turnover, aging and the collection of accounts receivable by customer. Our days sales outstanding calculation includes billed and unbilled accounts receivable, net of allowance for doubtful accounts, reduced by the uncollected portion of our deferred revenue. Our days sales outstanding was 72 days as of December 31, 2016, 70 days as of December 31, 2015 and 70 days as of December 31, 2014.
Investing activities. The decrease in net cash used in investing activities in 2016 compared to 2015 is due to lower net purchases of investments, partially offset by higher payments for acquisitions and equity and cost method investments. In 2015, the reduction in net cash used when compared to 2014 was primarily due to lower payments for acquisitions, as we acquired TriZetto in 2014, partially offset by greater net purchases of investments and higher outflows for capital expenditures in 2015.
Financing activities. The increase in cash used in financing activities in 2016 compared to 2015 is primarily attributable to higher net repayments of debt and an increase in stock repurchases. In 2015, we had net outflows from financing activities primarily due to our net repayments of debt and greater stock repurchases as compared to net cash inflows from financing activities in 2014 driven by our net borrowings under the credit agreement.

In 2014, we entered into a credit agreement with a commercial bank syndicate, or the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature on November 20, 2019. As of December 31, 2016, we had $881 million outstanding under the term loan and no outstanding loans under the revolving credit facility.

The Credit Agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the Credit Agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of December 31, 2016, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of December 31, 2016 and through the date of this filing.

On November 5, 2016, or the First Amendment Effective Date, we entered into Amendment No. 1 and Limited Waiver No. 1 to the Credit Agreement, or the First Amendment. The First Amendment modifies the representation and warranty in the Credit Agreement relating to compliance with anti-corruption laws to add an exception for actions, proceedings and other matters relating to our internal investigation into whether certain payments relating to our owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws, or the Disclosed Matters. Pursuant to the First Amendment, the required lenders waived certain defaults or events of default that may have existed prior to the First

Amendment Effective Date due to such representation and warranty proving to have been materially incorrect solely as a result of the Disclosed Matters and due to our failure to provide notice thereof to the administrative agent.
We have announced a plan to return $3.4 billion to stockholders over the next two years through a combination of stock repurchases and cash dividends. As part of this plan, we expect to commence a $1.5 billion accelerated stock repurchase program in the first quarter of 2017, initiate a regular quarterly cash dividend of $0.15 per share commencing in the second quarter of 2017, and repurchase stock of $1.2 billion in the open market during 2017 and 2018. We also plan to return to stockholders approximately 75% of our U.S. free cash flow, defined as net cash provided from operating activities of our U.S. operating subsidiaries less cash purchases of property and equipment by our U.S. operating subsidiaries, in 2019 and beyond through a combination of stock repurchases and cash dividends. Stock repurchases may be made from time to time through open-market purchases and through the use of Rule 10b5-1 plans and/or by other means.
Our Board of Directors intends to continue to review the capital return plan, considering our financial performance, economic outlook, regulatory changes and any other relevant factors. The Board of Directors’ determinations regarding dividends and share repurchases will depend on a variety of factors, including our net income, cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. As these factors may change over the course of the year, the amount of stock repurchase activity and actual amount of dividends declared by our Board of Directors, if any, during any particular period cannot be predicted and may fluctuate from time to time. There can be no guarantee that we will achieve our announced capital return plan in the amounts or on the expected time frame that we have indicated, or at all.
We believe the combination of our U.S. cash on hand, U.S. cash flows and ability to borrow under both existing and future debt arrangements continues to be sufficient to fund our current domestic operations and obligations, including debt service and future share repurchases and quarterly cash dividends. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including debt repayments, and due to other reasons, such as acquisition-related activities. The Company’s U.S. operations historically have generated and are expected to continue to generate substantial cash flows. In circumstances where the Company has additional cash requirements in the United States, we have several additional liquidity options available to meet those requirements. These options may include borrowing additional funds, including borrowings under our committed revolving credit facility or a new syndicated lending facility should we seek one, temporarily utilizing intercompany loans with certain foreign subsidiaries on a limited basis and repatriating certain of our foreign earnings. Additionally, we believe we have access to the credit and equity markets and could borrow additional funds under acceptable terms and conditions or raise additional capital through an equity transaction.

In May 2016, India enacted the Finance Bill 2016 that, among other things, expanded the applicability of India’s buyback distribution tax to certain share buyback transactions occurring after June 1, 2016. In mid-May, prior to the June 1 effective date of the enactment, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in incremental tax expense, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion.
Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of December 31, 2016, $4,029 million of our cash, cash equivalents and short-term investments was held outside the United States. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. Other than amounts affected by the India Cash Remittance and amounts for which we have already accrued U.S. taxes, we intend to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate these amounts to fund our liquidity needs in the United States. In reaching this conclusion, we considered the one-time nature of the India Cash Remittance, our capital needs in the United States, the available sources of liquidity in the United States and our growth plans outside the United States. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, which may lead us to repatriate foreign earnings. This may result in an additional provision for income taxes, which could materially affect our future effective income tax rate. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.
We expect our operating cash flow, cash and investment balances, and available capacity under our revolving credit facility to be sufficient to meet our operating requirements for the next twelve months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures, to meet our long-term capital requirements and to execute our announced capital return plan beyond a twelve month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate foreign earnings, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

Commitments and Contingencies
As of December 31, 2016, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations(1)	$881	$81	$800	$—	$—
Interest on long-term debt(2)	43	16	27	—	—
Capital lease obligations	47	3	8	8	28
Operating lease obligations	775	159	262	181	173
Fixed capital commitments(3)	176	176	—	—	—
Other purchase commitments(4)	235	142	90	3	—
Total	$2,157	$577	$1,187	$192	$201
 ___________

(1)	Includes scheduled repayments of our term loan.

(2)	Interest on the term loan was calculated at interest rates in effect as of December 31, 2016.

(3)	Relates to the expansion of our India delivery centers.

(4)
Other purchase commitments include, among other things, communications and information technology obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation.

As of December 31, 2016, we had $151 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution of these income tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.

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

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been recorded improperly. See Note 2 to our consolidated financial statements.

On October 5, 2016 and October 27, 2016, two putative securities class action complaints were filed in the United States District Court for the District of New Jersey on behalf of a putative class of stockholders who purchased our common stock during the period between February 25, 2016 and September 30, 2016. On November 18, 2016, a different plaintiff filed a third putative securities class action complaint in the United States District Court for the District of New Jersey on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September

30, 2016. The complaints collectively name us and certain of our current and former officers as defendants and allege violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. The plaintiffs collectively seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. The United States District Court for the District of New Jersey issued an order, dated February 3, 2017, consolidating the three putative securities class actions.

On October 31, 2016, November 15, 2016, and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our directors and certain of our current and former officers as defendants. On January 24, 2017, the New Jersey Superior Court, Bergen County, consolidated the three putative shareholder derivative actions filed in that court. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On February 22, 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed in the United States District Court for the District of New Jersey, naming us and certain of our directors as defendants. The complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief.
We are presently unable to predict the duration, scope or result of the internal investigation, any investigations by the DOJ or the SEC, the consolidated putative securities class action, the consolidated putative shareholder derivative action or any other lawsuits. As such, we are presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, and thus have not recorded any accruals related to these matters. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. We expect to incur additional expenses related to fines or to remedial measures. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain. As such, these matters could have a material adverse effect on our business, annual or interim results of operations, cash flows or our financial condition.
Many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s systems or our failure to meet our contractual obligations to our customers, including any breach involving a customer’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will cover all types of claims, continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In the normal course of business and in conjunction with certain customer engagements, we have entered into contractual arrangements through which we may be obligated to indemnify customers or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims related to such matters as our breach of certain representations or covenants, our intellectual property infringement, our gross negligence or willful misconduct or certain other claims made against certain parties. Payments by us under any of these arrangements are generally conditioned on the customer making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential liability under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, we have not made payments under these indemnification agreements and therefore they have not had any impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have material impact on our business, results of operations, financial condition and cash flows.

The Company has indemnification and expense advancement obligations pursuant to its Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, the Company has received requests under such indemnification agreements and its Bylaws to provide advances of funds for legal fees and other expenses, and expects additional requests in connection with the investigation and related litigation. The Company has not recorded any liability for these matters as of December 31, 2016 as it cannot estimate the ultimate outcome at this time but has expensed advances made through December 31, 2016. The Company has maintained directors and officers insurance, from which a portion of these expenses may be recoverable, though we have not recorded an insurance receivable as of December 31, 2016. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification agreements described here.
Foreign Currency Risk
Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as 78.2% of our revenues during 2016 were generated from customers located in North America. Revenues from our customers in the United Kingdom, Rest of Europe and Rest of World represented 8.7%, 7.2% and 5.9%, respectively, of our 2016 revenues. Accordingly, our operating results outside the United States may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar. In particular, the results of the Brexit Referendum and its effect on the British pound may subject us to increased volatility in foreign currency exchange rate movements.
A portion of our costs in India, representing approximately 22.5% of our global operating costs during 2016, are denominated in the Indian rupee and are subject to foreign currency exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. In 2016, we reported foreign currency exchange losses, exclusive of hedging gains or losses, of approximately $27 million, which were primarily attributed to the remeasurement of net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee, in our foreign subsidiaries.
We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. In 2016, we reported net gains of $17 million on contracts that settled during the year. As of December 31, 2016, we have outstanding contracts with a notional value of $2,340 million and weighted average contract rate of 72.3 Indian rupees to the U.S. dollar. These contracts are scheduled to mature as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2017	$1,320	71.3
2018	1,020	73.8
Total	$2,340	72.3
Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2017 that are used to hedge our foreign currency denominated net monetary assets. At December 31, 2016, the notional value of the outstanding contracts was $213 million and the related fair value was a liability of $4 million. During 2016, inclusive of losses of $3 million on our undesignated balance sheet hedges, we reported net foreign currency exchange losses of approximately $30 million.

Off-Balance Sheet Arrangements
Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2016, 2015 and 2014 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effects of Inflation
Our most significant costs are the salaries and related benefits for our programming staff and other professionals. In certain regions, competition for professionals with advanced technical skills necessary to perform our services has caused wages to increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. Historically, we have experienced increases in compensation and benefit costs, including incentive-based compensation, in India; however, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies. There can be no assurance that we will be able to offset such cost increases in the future.

Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our accompanying consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We base our estimates on historical experience, current trends and on various other assumptions that are believed to be relevant at the time our consolidated financial statements are prepared. We evaluate our estimates on a continuous basis. However, the actual amounts may differ from the estimates used in the preparation of the accompanying consolidated financial statements.
We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported consolidated financial statements as they require the most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Changes to these estimates could have a material adverse effect on our results of operations and financial condition. Our significant accounting policies are described in Note 1 to the accompanying consolidated financial statements.
Revenue Recognition. Revenues related to our highly complex application development contracts, which are predominantly fixed-price contracts, and certain other fixed-price contracts are recognized as the services are performed using the percentage of completion method and the proportional performance method of accounting, respectively. Under the percentage of completion method, total contract revenues during the term of an agreement are recognized based on the percentage that each contract’s total labor cost to date bears to the total expected labor cost (cost to cost method). Under the proportional performance method, total contract revenues are recognized based on the level of effort to date in relation to total expected efforts provided to the customer. Management reviews the assumptions related to these methods on an ongoing basis. Revisions to our estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will be incurred, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated costs of the contract exceed the estimated total revenues that will be generated by the contract and such losses are included in cost of revenues in our consolidated statement of operations. Changes in estimates related to our revenue contracts and contract losses were immaterial for the periods presented.
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
Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented companies and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within SEZs for periods of up to 15 years. A majority of our SEZ income tax holiday benefits are currently scheduled to expire in whole or in part during the years 2017 to 2027 and may be extended on a limited basis for an additional five years per unit if certain reinvestment criteria are met. We have constructed and expect to continue to operate most of our newer development facilities in SEZs. Our Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 34.6%. In addition, all Indian profits, including those generated within SEZs, are subject to the MAT, at the rate of 21.3%. Any MAT paid is creditable against future Indian corporate income tax, subject to limitations. Currently, we anticipate utilizing our existing MAT balances against our future corporate income tax obligations in India. However, our ability to do so could be impacted by possible changes to the Indian tax laws as well as the future financial results of Cognizant India.
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
Derivative Financial Instruments. Derivative financial instruments are recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Our derivative financial instruments consist of foreign exchange forward contracts. We estimate the fair value of each foreign exchange forward contract by using a present value of expected cash flows model. This model utilizes various assumptions, including timing and amounts of cash flows, discount rates, and counterparty credit risk factors. The use of different assumptions could have a positive or negative effect on our results of operations and financial condition.
Investments. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities and corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables. The years of issuance of our asset-backed securities fall primarily in the 2012 to 2016 range.
We utilize various inputs to determine the fair value of our investment portfolio. To the extent they exist, unadjusted quoted market prices for identical assets in active markets (Level 1) or quoted prices on similar assets (Level 2) are utilized to determine the fair value of each investment in our portfolio. In the absence of quoted prices or liquid markets, valuation techniques would be used to determine fair value of any investments that require inputs that are both significant to the fair value measurement and unobservable (Level 3). Valuation techniques are based on various assumptions, including timing and amounts of cash flows, discount rates, rate of return, and adjustments for nonperformance and liquidity. A significant degree of judgment is involved in valuing investments using Level 3 inputs. The use of different assumptions could have a positive or negative effect on our results of operations and financial condition. As of December 31, 2016, none of our investments were categorized as Level 3 in the fair value hierarchy. See Note 11 to our consolidated financial statements for additional information related to our security valuation methodologies.
We periodically evaluate if unrealized losses, as determined based on the security valuation methodologies discussed above, on individual securities classified as available-for-sale or held-to-maturity are considered to be other-than-temporary. The analysis of other-than-temporary impairment requires the use of various assumptions, including the length of time an investment’s cost basis is greater than fair value, the severity of the investment’s decline, any credit deterioration of the investment, whether management intends to sell the security and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to income and a new cost basis in the investment is established.

Business Combinations. Accounting for business combinations requires the use of significant estimates and assumptions. We account for business combinations using the acquisition method which requires us to estimate the fair value of identifiable assets acquired, liabilities assumed, including any contingent consideration and any noncontrolling interest in the acquiree to properly allocate purchase price consideration to the individual assets acquired and liabilities assumed. The allocation of the purchase price utilizes significant estimates in determining the fair values of identifiable assets acquired and liabilities assumed, especially with respect to intangible assets. The significant estimates and assumptions include the timing and amount of future revenues and cash flows, anticipated growth rates, customer attrition rates, the discount rate reflecting the risk inherent in future cash flows and the determination of useful lives for finite-lived assets.
Long-lived Assets and Finite-lived Intangibles. We review long-lived assets and certain finite-lived identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize an impairment loss when the sum of the undiscounted expected future cash flows is less than the carrying amount of such assets. The impairment loss is determined as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assessing the fair value of assets involves significant estimates and assumptions including estimation of future cash flows, the timing of such cash flows and discount rates reflecting the risk inherent in future cash flows.
Goodwill and Indefinite-lived Intangibles. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Our reporting units are one level below our operating segments. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Evaluation of goodwill for impairment requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of the fair value of each reporting unit.
We estimate the fair value of our reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using market multiples. Under the income approach, we need to estimate projected future cash flows, the timing of such cash flows and long term growth rates, and determine the appropriate discount rate that reflects the risk inherent in the projected future cash flows. The discount rate used is based on our weighted-average cost of capital and may be adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected future cash flows. Under the market approach, we estimate fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit. There was no indication of goodwill impairment as a result of our 2016 annual impairment analysis, as the fair values of each of our reporting units exceeded their respective net book values, including goodwill.  Further, a 10% increase or decrease in any of the key assumptions used under either the income approach or the market approach would not result in a significant impact to the excess fair value over book value for any of our reporting units.
The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.
We also evaluate indefinite-lived intangible assets for impairment at least annually, or as circumstances warrant. Our 2016 qualitative assessment included the review of relevant macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair value of our indefinite-lived intangible assets was below carrying value.
Based on our most recent evaluation of goodwill and indefinite-lived intangible assets, which was performed as of December 31, 2016, none of our reporting units or indefinite-lived intangible assets was considered to be at risk of impairment. As of December 31, 2016, our goodwill and indefinite-lived intangible asset balances were $2,554 million and $63 million, respectively.
Contingencies. Loss contingencies are recorded as liabilities when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we do not record a liability, but instead disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Significant judgment is required in the determination of both probability and whether an exposure is reasonably estimable. Our judgments are subjective and based on the information available from the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. As additional information becomes available, we reassess any potential liability related to any pending litigation and may revise our estimates. Such revisions in estimates of any potential liabilities could have a material impact on our results of operations and financial position.

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
Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, access to capital, capital return plan, investment strategies, cost management, plans and objectives, including those related to our digital practice areas, investment in our business and potential acquisitions, industry trends, customer behaviors and trends, and the ongoing internal investigation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:

•	Competition from other service providers;

•	The risk that we may not be able to achieve targeted improvements in our operating margin and level of profitability, or that our operating margin and profitability may decline;

•	The risk of liability or damage to our reputation resulting from security breaches;

•	Any possible failure to comply with or adapt to changes in healthcare-related data protection and privacy laws;

•	The loss of customers, especially as a few customers account for a large portion of our revenues;

•	The risk that we may not be able to keep pace with the rapidly evolving technological environment;

•	The rate of growth in the use of technology in business and the type and level of technology spending by our customers;

•	Mispricing of our services, especially on our fixed-price contracts;

•
Risks associated with our ongoing internal investigation into possible violations of the FCPA and similar laws, including the cost of such investigation and any sanctions, fines or remedial measures that may be imposed by the DOJ or SEC, additional expenses related to remedial measures, the costs of defending and possible judgments against us that may result from associated lawsuits against us and any possible impact on our ability to timely file the required reports with the SEC;

•
Risks associated with our identified material weakness in internal control over financial reporting and any other failure to maintain effective internal controls, including any potential future findings of control deficiencies through the internal investigation, as a we acquire and integrate other companies or otherwise;

•	Our inability to successfully acquire or integrate target companies;

•	System failure or disruptions in our communications or information technology;

•	The risk that we may lose key executives and not be able to enforce non-competition agreements with them;

•	Competition for hiring highly-skilled technical personnel;

•	Possible failure to provide business solutions and deliver complex and large projects for our customers;

•	The risk of reputational harm to us;

•	Our revenues being highly dependent on customers concentrated in certain industries, including financial services and healthcare, and located primarily in the United States and Europe;

•	The risk that we may not be able to pay dividends or repurchase shares in accordance with our announced capital return plan, or at all;

•	The risks associated with the incurrence of indebtedness as we anticipate incurring additional indebtedness to help fund our announced capital return plan;

•	Risks relating to our global operations, including our operations in India;

•	The effects of fluctuations in the Indian rupee and other currency exchange rates;

•	The effect of our use of derivative instruments;

•	The possibility that we may be required, as a result of our indebtedness, or otherwise choose to repatriate foreign earnings or that our foreign earnings or profits may become subject to U.S. taxes;

•	The possibility that we may lose certain tax benefits provided to companies in our industry by the Indian government;

•	The risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others;

•	Changes in domestic and international regulations and legislation relating to immigration and anti-outsourcing;

•	Increased regulation of the financial services and healthcare industries, as well as other industries in which our customers operate;

•	The Brexit Referendum and any negative effects on global economic conditions, financial markets and our business;

•	The recent U.S. presidential election and related regulatory uncertainties, including in the areas of outsourcing, immigration and taxes;

•	The risk of war, terrorist activities, pandemics and natural disasters; and

•	The factors set forth in Part I, in the section entitled “Item 1A. Risk Factors” in this report.
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
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of December 31, 2016, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2017	$1,320	71.3
2018	1,020	73.8
Total	$2,340	72.3
As of December 31, 2016, the net unrealized gain on our outstanding foreign exchange forward contracts designated as cash flow hedges was $51 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2016, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $229 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets. We entered into a series of foreign exchange forward contracts scheduled to mature in 2017 that are used to hedge our foreign currency denominated net monetary assets. At December 31, 2016, the notional value of the outstanding contracts was $213 million and the related fair value was a liability of $4 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2016, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $20 million.

In 2014, we entered into a Credit Agreement providing for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature on November 20, 2019. As of December 31, 2016, we have no outstanding balance under the revolving credit facility. The Credit Agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 10.0% change in interest rates, with all other variables held constant, would have resulted in a 3.4% change to our reported interest expense for 2016.
We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of December 31, 2016, our short-term investments totaled $3,135 million. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities, Indian rupee denominated certificates of deposit and commercial paper, U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included Government National Mortgage Association (GNMA) mortgage backed securities and securities backed by auto loans, credit card receivables, and other receivables.
In addition, our cash, cash equivalents and short-term investments are subject to market risk from changes in interest rates. As of December 31, 2016, a 10% change in interest rates, with all other variables held constant, would result in a change in the fair market value of our available-for-sale investment securities of approximately $3 million.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.

Item 8. Financial Statements and Supplementary Data.
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found in Part IV, “Item 15. Exhibits, Financial Statements and Financial Statement Schedule.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.

Background and Internal Investigation

As previously disclosed, the Company is conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. During the third quarter of 2016, through the internal investigation, we discovered that certain members of senior management may have participated in or been aware of the making of potentially improper payments and failed to take action to prevent the making of potentially improper payments by either overriding or failing to enforce the controls established by the Company relating to real estate and procurement principally in connection with permits for certain facilities in India. Such actions would be inconsistent with the standards and tone at the top to which our Board of Directors and senior management are committed and would be in violation of the Company’s written code of conduct and procedures established in part to detect and prevent improper payments. Based on the results of the investigation to date, the members of senior management who may have participated in or been aware of the making of the identified potentially improper payments and failed to take action to prevent the making of the identified potentially improper payments are no longer with the Company or in a senior management position.

As a result of the foregoing, as disclosed in our Form 10-Q for the quarter ended September 30, 2016, we determined that a material weakness in our internal control over financial reporting existed as of December 31, 2015, and continued to exist in subsequent interim periods. Accordingly, we updated the previous conclusion included in Item 9A of our Form 10-K filed with the Securities and Exchange Commission on February 25, 2016 that our disclosure controls and procedures and internal control over financial reporting were effective to conclude that our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2015 were ineffective. We also updated the previous conclusions included in Item 4 of our Forms 10-Q filed with the Securities and Exchange Commission on May 6, 2016 and August 5, 2016 that our disclosure controls and procedures were effective to conclude that our disclosure controls and procedures as of March 31, 2016 and June 30, 2016, respectively, were ineffective.

Our management has concluded that we continued to have a material weakness in our internal control over financial reporting as of December 31, 2016. However, based on the results of the investigation to date, no material adjustments, restatement or other revisions to our previously issued financial statements are required.
Management’s Responsibility for the Financial Statements
Our management is responsible for the integrity and objectivity of all information presented in this Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2016.
We have identified a material weakness in our internal control over financial reporting, as described further below. Based on the evaluation of the design and effectiveness of our disclosure controls and procedures, and as a result of the material weakness described below, our chief executive officer and chief financial officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective.
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

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on the results of the internal investigation to date, we concluded that as of December 31, 2016, we did not maintain an effective control environment. Specifically, we did not maintain an effective tone at the top as certain persons who were members of senior management for part of the fiscal year ended December 31, 2016 may have participated in or been aware of the making of the potentially improper payments and failed to take action to prevent the making of potentially improper payments by either overriding or failing to enforce the controls established by the Company relating to real estate and procurement principally in connection with permits for certain facilities in India.

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
Based on its evaluation, our management has concluded that, as of December 31, 2016, as the result of the material weakness described above, our internal control over financial reporting was not effective. The effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation Plans

We have begun and expect to continue implementing various changes in our internal control over financial reporting to remediate the material weakness described above.

While the internal investigation is ongoing, based on the results of the investigation to date, the members of senior management who may have participated in or been aware of the making of the identified potentially improper payments and failed to take action to prevent the making of the identified potentially improper payments were no longer with the Company or in a senior management position as of December 31, 2016. Additional personnel actions have been taken with respect to other employees and further actions may be required.

We have recently initiated additional measures to address the above deficiencies which we believe will contribute to the ultimate remediation of the material weakness. These additional measures include enhanced oversight controls in the areas of procurement and accounts payable as they relate to real estate transactions in India.
Changes in Internal Control over Financial Reporting
The changes described in "Remediation Plans" above were changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We have adopted a written code of ethics, entitled “Cognizant’s Core Values and Code of Ethics,” that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We make available our code of ethics free of charge through our website which is located at www.cognizant.com. We intend to post on our website all disclosures that are required by law or NASDAQ Stock Market listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.
The remaining information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements. Reference is made to the Index to Consolidated Financial Statements on Page F-1.

(2) Consolidated Financial Statement Schedule. Reference is made to the Index to Financial Statement Schedule on Page F-1.

(3) Exhibits. Reference is made to the Index to Exhibits on Page 63.
Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

By:	/S/ FRANCISCO D’SOUZA
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANCISCO D’SOUZA	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
Francisco D’Souza

/s/ KAREN MCLOUGHLIN	Chief Financial Officer (Principal Financial Officer)	March 1, 2017
Karen McLoughlin

/s/ ROBERT TELESMANIC	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Robert Telesmanic

/s/ JOHN E. KLEIN	Chairman of the Board and Director	March 1, 2017
John E. Klein

/s/ LAKSHMI NARAYANAN	Vice Chairman of the Board and Director	March 1, 2017
Lakshmi Narayanan

/s/ ZEIN ABDALLA	Director	March 1, 2017
Zein Abdalla

/s/ MAUREEN BREAKIRON-EVANS	Director	March 1, 2017
Maureen Breakiron-Evans

/s/ JONATHAN CHADWICK	Director	March 1, 2017
Jonathan Chadwick

/s/ JOHN N. FOX, JR.	Director	March 1, 2017
John N. Fox, Jr.

/s/ LEO S. MACKAY, JR.	Director	March 1, 2017
Leo S. Mackay, Jr.

/s/ MICHAEL PATSALOS-FOX	Director	March 1, 2017
Michael Patsalos-Fox

/s/ ROBERT E. WEISSMAN	Director	March 1, 2017
Robert E. Weissman

/s/ THOMAS M. WENDEL	Director	March 1, 2017
Thomas M. Wendel

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
2.1	Stock Purchase Agreement, by and among TZ Holdings, L.P., TZ US Parent, Inc. and Cognizant Domestic Holdings Corporation, dates as of September 14, 2014	8-K	000-24429	2.1	9/15/2014
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated By-laws of the Company, as amended and restated on January 28, 2016	8-K	000-24429	3.2	2/1/2016
4.1	Specimen Certificate for shares of Class A common stock	S-4/A	333-101216	4.2	1/30/2003
10.1†	Form of Indemnification Agreement for Directors and Officers	10-Q	000-24429	10.1	8/7/2013
10.2†	Indemnification Agreement, dated as of December 1, 2016, between Cognizant Technology Solutions Corporation and Brackett B. Denniston, III					Filed
10.3†	Form of Amended and Restated Executive Employment and Non-Disclosure, Non-Competition, and Invention Assignment Agreement, between the Company and each of the following Executive Officers: Francisco D'Souza, Rajeev Mehta, Karen McLoughlin, Ramakrishnan Chandrasekaran, Debashis Chatterjee, Ramakrishna Prasad Chintamaneni, Malcolm Frank, Sumithra Gomatam, Gajakarnan Vibushanan Kandiah, James Lennox, Sean Middleton, Dharmendra Kumar Sinha, Robert Telesmanic, Srinivasan Veeraraghavachary	10-K	000-24429	10.4	2/26/2013
10.4†	Amended and Restated 1999 Incentive Compensation Plan (as Amended and Restated Through April 26, 2007)	8-K	000-24429	10.1	6/8/2007
10.5†	2004 Employee Stock Purchase Plan (as amended and restated effective as of April 1, 2013)	8-K	000-24429	10.1	6/5/2013
10.6†	Form of Stock Option Certificate	10-Q	000-24429	10.1	11/8/2004
10.7	Distribution Agreement between IMS Health Incorporated and the Company, dated January 7, 2003	S-4/A	333-101216	10.13	1/9/2003
10.8†	Amended and Restated Key Employees’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007	10-Q	000-24429	10.2	5/10/2007
10.9†	Amended and Restated Non-Employee Directors’ Stock Option Plan Amendment No. 1, which became effective on March 2, 2007	10-Q	000-24429	10.3	5/10/2007
10.10†	Form of Performance Unit Award for grants to certain executive officers	8-K	000-24429	10.1	12/7/2007
10.11†	Form of Stock Unit Award Agreement pursuant to the Cognizant Technology Solutions Corporation Amended and Restated 1999 Incentive Compensation Plan	8-K	000-24429	10.1	9/5/2008
10.12†	The Cognizant Technology Solutions Executive Pension Plan, as amended and restated	8-K	000-24429	10.2	12/5/2008

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
10.13†	Cognizant Technology Solutions Corporation Amended and Restated 2009 Incentive Compensation Plan, effective March 9, 2015	10-Q	000-24429	10.1	5/4/2015
10.14†	Form of Cognizant Technology Solutions Corporation Stock Option Agreement	8-K	000-24429	10.1	7/6/2009
10.15†	Form of Cognizant Technology Solutions Corporation Notice of Grant of Stock Option	8-K	000-24429	10.2	7/6/2009
10.16†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Time-Based Vesting	8-K	000-24429	10.3	7/6/2009
10.17†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Time-Based Vesting	8-K	000-24429	10.4	7/6/2009
10.18†	Form of Cognizant Technology Solutions Corporation Restricted Stock Unit Award Agreement Performance-Based Vesting	8-K	000-24429	10.5	7/6/2009
10.19†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Performance-Based Vesting	8-K	000-24429	10.6	7/6/2009
10.20†	Form of Restricted Stock Unit Award Agreement Non-Employee Director Deferred Issuance	8-K	000-24429	10.7	7/6/2009
10.21†	Form of Cognizant Technology Solutions Corporation Notice of Award of Restricted Stock Units Non-Employee Director Deferred Issuance	8-K	000-24429	10.8	7/6/2009
10.22	Credit Agreement, dated as of November 20, 2014 among Cognizant Technology Solutions Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent for the Lenders	8-K	000-24429	10.1	11/20/2014
10.23	Amendment No. 1 and Limited Waiver No. 1 to the Credit Agreement, dated as of November 5, 2016 among Cognizant Technology Solutions Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders	10-Q	000-24429	10.1	11/7/2016
10.24	Agreement, dated February 8, 2017, among Cognizant Technology Solutions Corporation, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc	8-K	000-24429	10.1	2/8/2017
21.1	List of subsidiaries of the Company					Filed
23.1	Consent of PricewaterhouseCoopers LLP					Filed
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)					Filed
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)					Filed

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer)					Furnished
32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer)					Furnished
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cognizant Technology Solutions Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cognizant Technology Solutions Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to an ineffective control environment existed as of that date. Specifically, the Company did not maintain an effective tone at the top as certain persons who were members of senior management for part of the fiscal year ended December 31, 2016 may have participated in or been aware of the making of the potentially improper payments and failed to take action to prevent the making of potentially improper payments by either overriding or failing to enforce the controls established by the Company relating to real estate and procurement principally in connection with permits for certain facilities in India. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 1, 2017

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions, except par values)

	At December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,034	$2,125
Short-term investments	3,135	2,824
Trade accounts receivable, net of allowances of $48 and $39, respectively	2,556	2,253
Unbilled accounts receivable	349	369
Other current assets	526	338
Total current assets	8,600	7,909
Property and equipment, net	1,311	1,271
Goodwill	2,554	2,405
Intangible assets, net	951	864
Deferred income tax assets, net	425	348
Equity and cost method investments	62	—
Other noncurrent assets	359	264
Total assets	$14,262	$13,061
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$175	$165
Deferred revenue	306	324
Short-term debt	81	406
Accrued expenses and other current liabilities	1,856	1,819
Total current liabilities	2,418	2,714
Deferred revenue, noncurrent	151	49
Deferred income tax liabilities, net	6	3
Long-term debt	797	877
Other noncurrent liabilities	162	140
Total liabilities	3,534	3,783
Commitments and contingencies (See Note 13)
Stockholders’ Equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 608 and 609 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	6	6
Additional paid-in capital	358	453
Retained earnings	10,478	8,925
Accumulated other comprehensive income (loss)	(114)	(106)
Total stockholders’ equity	10,728	9,278
Total liabilities and stockholders’ equity	$14,262	$13,061
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$13,487	$12,416	$10,263
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	8,108	7,440	6,141
Selling, general and administrative expenses	2,731	2,509	2,037
Depreciation and amortization expense	359	325	200
Income from operations	2,289	2,142	1,885
Other income (expense), net:
Interest income	115	84	62
Interest expense	(19)	(18)	(3)
Foreign currency exchange gains (losses), net	(30)	(43)	(20)
Other, net	2	(1)	—
Total other income (expense), net	68	22	39
Income before provision for income taxes	2,357	2,164	1,924
Provision for income taxes	(805)	(540)	(485)
Income from equity method investment	1	—	—
Net income	$1,553	$1,624	$1,439
Basic earnings per share	$2.56	$2.67	$2.37
Diluted earnings per share	$2.55	$2.65	$2.35
Weighted average number of common shares outstanding—Basic	607	609	608
Dilutive effect of shares issuable under stock-based compensation plans	3	4	5
Weighted average number of common shares outstanding—Diluted	610	613	613
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$1,553	$1,624	$1,439
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(59)	(55)	(59)
Change in unrealized gains and losses on cash flow hedges, net of taxes	51	75	213
Change in unrealized losses on available-for-sale investment securities, net of taxes	—	(3)	(1)
Other comprehensive income (loss)	(8)	17	153
Comprehensive income	$1,545	$1,641	$1,592
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2013	608	$6	$544	$5,862	$(276)	$6,136
Net income	—	—	—	1,439	—	1,439
Other comprehensive income	—	—	—	—	153	153
Common stock issued, stock-based compensation plans and other	6	—	101	—	—	101
Tax benefit, stock-based compensation plans	—	—	24	—	—	24
Stock-based compensation expense	—	—	135	—	—	135
Repurchases of common stock	(5)	—	(248)	—	—	(248)
Balance, December 31, 2014	609	6	556	7,301	(123)	7,740
Net income	—	—	—	1,624	—	1,624
Other comprehensive income	—	—	—	—	17	17
Common stock issued, stock-based compensation plans	7	—	131	—	—	131
Tax benefit, stock-based compensation plans	—	—	34	—	—	34
Stock-based compensation expense	—	—	192	—	—	192
Repurchases of common stock	(7)	—	(460)	—	—	(460)
Balance, December 31, 2015	609	6	453	8,925	(106)	9,278
Net income	—	—	—	1,553	—	1,553
Other comprehensive (loss)	—	—	—	—	(8)	(8)
Common stock issued, stock-based compensation plans	8	—	176	—	—	176
Tax benefit, stock-based compensation plans	—	—	24	—	—	24
Stock-based compensation expense	—	—	217	—	—	217
Repurchases of common stock	(9)	—	(512)	—	—	(512)
Balance, December 31, 2016	608	$6	$358	$10,478	$(114)	$10,728
The accompanying notes are an integral part of the consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$1,553	$1,624	$1,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	379	330	208
Provision for doubtful accounts	12	10	5
Deferred income taxes	(91)	(126)	(100)
Stock-based compensation expense	217	192	135
Excess tax benefits on stock-based compensation plans	(24)	(34)	(24)
Other	46	49	31
Changes in assets and liabilities:
Trade accounts receivable	(330)	(322)	(259)
Other current assets	(104)	(33)	(119)
Other noncurrent assets	(59)	(39)	19
Accounts payable	6	19	26
Deferred revenue, current and noncurrent	(38)	50	71
Other current and noncurrent liabilities	54	433	41
Net cash provided by operating activities	1,621	2,153	1,473
Cash flows from investing activities:
Purchases of property and equipment	(300)	(273)	(212)
Purchases of investments	(5,169)	(3,004)	(2,498)
Proceeds from maturity or sale of investments	4,840	1,908	2,240
Payments for business combinations, net of cash acquired, and equity and cost method investments	(334)	(2)	(2,691)
Net cash (used in) investing activities	(963)	(1,371)	(3,161)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	176	131	101
Excess tax benefits on stock-based compensation plans	24	34	24
Repurchases of common stock	(512)	(460)	(248)
Proceeds from term loan borrowings	—	—	1,000
Debt issuance costs	—	—	(9)
Repayment of term loan borrowings and capital lease obligations	(57)	(53)	(15)
Net change in notes outstanding under the revolving credit facility	(350)	(300)	650
Net cash (used in) provided by financing activities	(719)	(648)	1,503
Effect of exchange rate changes on cash and cash equivalents	(30)	(19)	(18)
(Decrease) increase in cash and cash equivalents	(91)	115	(203)
Cash and cash equivalents, beginning of year	2,125	2,010	2,213
Cash and cash equivalents, end of period	$2,034	$2,125	$2,010

Supplemental information:
Cash paid for income taxes during the year	$845	$579	$559
Cash interest paid during the year	$16	$14	$—
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
Description of Business. We are one of the world’s leading professional services companies, transforming customers’ business, operating and technology models for the digital era. Our unique industry-based, consultative approach helps customers envision, build and run more innovative and efficient businesses. Our core competencies include: business, process, operations and technology consulting, digital services, application development and systems integration, enterprise information management, application testing, application maintenance, information technology, or IT, infrastructure services, and business process services. We tailor our services to specific industries and utilize an integrated global delivery model with customer service teams typically based on-site at the customer locations and delivery teams located at dedicated global delivery centers.
Basis of Presentation and Principles of Consolidation. The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America, or GAAP, and reflect the consolidated financial position, results of operations, comprehensive income and cash flows of our consolidated subsidiaries for all periods presented. All intercompany balances and transactions have been eliminated in consolidation. Equity investments through which we are able to exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method.
Cash and Cash Equivalents and Investments. Cash and cash equivalents consist of all cash balances, including money market funds and liquid instruments. Liquid instruments are classified as cash equivalents when their maturities at the date of purchase are 90 days or less and as short-term investments when their maturities at the date of purchase are greater than 90 days.
We determine the appropriate classification of our investments in marketable securities at the date of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as either trading, available-for-sale or held-to-maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell our trading and available-for-sale securities prior to their stated maturities. We classify these marketable securities with maturities at the date of purchase beyond 90 days as short-term investments based on their highly liquid nature and because such marketable securities represent an investment of cash that is available for current operations. Our held-to-maturity investment securities are financial instruments for which we have the intent and ability to hold to maturity and we classify these securities with maturities beyond 90 days but less than one year as short-term investments. Any held-to-maturity investment securities with maturities beyond one year would be classified as noncurrent.

Trading securities are reported at fair value with changes in unrealized gains and losses recorded in Other income (expense), net in our consolidated statements of operations. Available-for-sale securities are reported at fair value with changes in unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) until realized. We determine the cost of the securities sold based on the specific identification method. Held-to-maturity securities are reported at amortized cost. Time deposits with financial institutions are valued at cost, which approximates fair value.
Interest and amortization of premiums and discounts for debt securities are included in interest income. On a quarterly basis, we evaluate our available-for-sale and held-to-maturity investments for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, whether we intend to sell the security and whether it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to income and a new cost basis in the investment is established.
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
Business Combinations. We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any noncontrolling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.
Equity Method Investments. Equity investments that give us the ability to exercise significant influence, but not control, over an investee are accounted for using the equity method of accounting. Equity method investments are initially recorded at cost and any excess cost over our proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill and included in the carrying amount of the investment. We periodically review the carrying value of our equity method investments to determine if there has been an other-than-temporary decline in carrying value. The Company's proportionate share of the net income or loss of the investee is recorded in the caption "Income from equity method investment" on our consolidated statements of operations. The investment balance is increased or decreased for cash contributions and distributions to or from these investees. In the circumstance we obtain control of the investee, the existing carrying value of the investment is remeasured to the fair value on the change of control date and any gain or loss is recognized in results of operations.
Cost Method Investments. Equity investments without readily determinable fair values in which we do not exercise significant influence or control are accounted for using the cost method of accounting and recorded in the caption "Equity and cost method investments" on our consolidated statement of financial position. Investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. We periodically review the carrying value of our cost method investments to determine if there has been an other-than-temporary decline in carrying value.
Long-lived Assets and Finite-lived Intangibles. We review long-lived assets and certain finite-lived identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The impairment loss is determined as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Intangible assets consist primarily of customer relationships and developed technology, which are being amortized on a straight-line basis over their estimated useful lives.
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

Stock Repurchase Program. Through December 2016, our Board of Directors had authorized the repurchase of $3,000 million of our outstanding shares of Class A common stock, excluding fees and expenses ("Existing Stock Repurchase Program"). In February 2017, the Board of Directors approved the termination of the Existing Stock Repurchase Program and approved a new stock repurchase program ("New Stock Repurchase Program"), both actions to take effect on the date of filing of our Annual Report on this Form 10-K for the year ended December 31, 2016. The New Stock Repurchase Program allows for the repurchase of $3,500 million of our outstanding shares of Class A common stock, excluding fees and expenses, through December 31, 2019.
During 2016, 2015 and 2014, we repurchased 8 million, 6 million and 4 million shares respectively, at an aggregate cost of $440 million, $376 million and $188 million, respectively under the Existing Stock Repurchase Program. Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. During 2016, 2015 and 2014, such repurchases totaled 1 million in each of the years, at an aggregate cost of $72 million, $84 million and $60 million, respectively. We account for the repurchases as constructively retired. At the time of repurchase, shares are returned to the status of authorized and unissued shares. To reflect share repurchases in the consolidated statement of financial position, the Company (i) reduces common stock for the par value of the shares, (ii) reduces additional paid-in capital for the amount in excess of par during the period in which the shares are repurchased and (iii) records any residual amount in excess of available additional paid-in capital to retained earnings.
Revenue Recognition. Revenues related to time-and-materials contracts are recognized as the service is performed and amounts are earned. Revenues from transaction-priced contracts are recognized as transactions are processed and amounts are earned. Revenues related to fixed-price contracts for highly complex application development and systems integration services are recognized as the service is performed using the percentage of completion method of accounting, under which the total value of revenues is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs (cost to cost method). Revenues related to fixed-price outsourcing services are recognized on a straight-line basis unless revenues are earned and obligations are fulfilled in a different pattern. Revenues related to fixed-price contracts for consulting or other technology services are recognized as services are performed on a proportional performance basis based upon the level of effort.
For all services, revenues are earned and recognized only when all of the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, the services have been rendered and collectibility is reasonably assured. Contingent or incentive revenues are recognized when the contingency is satisfied and we conclude the amounts are earned. Volume discounts are recorded as a reduction of revenues as services are provided. Revenues also include the reimbursement of out-of-pocket expenses.
Costs to deliver services are expensed as incurred with the exception of specific costs directly related to transition or set-up activities for outsourcing contracts. Transition costs are deferred and expensed ratably over the period of service. Deferred amounts are protected by collected cash or early termination penalty clauses and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of the contract assets. Deferred transition costs were approximately $188 million and $137 million as of December 31, 2016 and 2015, respectively, and are included in other noncurrent assets in our consolidated statements of financial position. Costs related to warranty provisions are accrued at the time the related revenues are recorded.
We may enter into arrangements that consist of multiple elements. Such arrangements may include any combination of our products, solutions and services. For arrangements with multiple deliverables, we evaluate at the inception of each new arrangement all deliverables to determine whether they represent separate units of accounting. For arrangements with multiple units of accounting, other than arrangements that contain software licenses and software-related services, we allocate consideration among the units of accounting, where separable, based on their relative selling price. Relative selling price is determined based on vendor-specific objective evidence, or VSOE, if it exists. Otherwise, third-party evidence of selling price is used, when it is available, and in circumstances when neither VSOE nor third-party evidence of selling price is available, management’s best estimate of selling price is used. Revenues are recognized for each unit of accounting based on our revenue recognition policy described above.

Fixed-price contracts are generally cancelable subject to a specified notice period. All services provided by us through the date of cancellation are due and payable under the contract terms. We issue invoices related to fixed-price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billing, based on contract milestones or other contractual terms, and the recognition of revenues are recognized as either unbilled receivables or deferred revenue. Estimates of certain fixed-price contracts are subject to adjustment as a project progresses to reflect changes in expected completion costs or efforts. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately.

We also generate product revenues from licensing our software. For perpetual software license arrangements that do not require significant modification or customization of the underlying software, revenues are recognized when the software is delivered and all other software revenue recognition criteria are met. For software license arrangements that require significant functionality enhancements or modification of the software, revenues for the software license and those services are recognized as those services are performed. For software license arrangements that include a right to use the product for a defined period of time, we recognize revenues ratably over the term of the license.

We may enter into arrangements with customers that purchase both software licenses and software-related services from us at the same time, or within close proximity of one another (referred to as software-related multiple-element arrangements). Such software related multiple-element arrangements may include software licenses, software license updates, product support contracts and other software-related services. For those software related multiple-element arrangements, we apply the residual method to determine the amount of software license revenues. Under the residual method, if VSOE of fair value exists for undelivered elements in a multiple-element arrangement, revenues equal to the fair value of the undelivered elements are deferred with the remaining portion of the arrangement consideration generally recognized upon delivery of the software license. For arrangements in which VSOE of fair value does not exist for each software-related undelivered element, revenues for the software license are deferred and not recognized until VSOE of fair value is available for the undelivered element or delivery of each element has occurred. If the only undelivered element is a service, revenues from the delivered element are recognized over the service period.

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
Derivative Financial Instruments. Derivative financial instruments are recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Our derivative financial instruments consist of foreign exchange forward contracts. For derivative financial instruments to qualify for hedge accounting, the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and must expose us to risk; and (3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The authoritative guidance requires that changes in our derivatives’ fair values be recognized in income unless specific hedge accounting and documentation criteria are met (i.e., the instruments are designated and accounted for as hedges). We record the effective portion of the unrealized gains and losses on our derivative financial instruments that are designated as cash flow hedges in accumulated other comprehensive income (loss) in the accompanying consolidated statements of financial position. Any ineffectiveness or excluded portion of a designated cash flow hedge is recognized in income. Upon occurrence of the hedged transaction, the gains and losses on the derivative are recognized in income.
Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. The most significant estimates relate to the recognition of revenues and profits based on the percentage of completion method of accounting for certain fixed-price contracts, the allowance for doubtful accounts, income taxes, assumptions used in valuing stock-based compensation arrangements, valuation of derivative financial instruments and investments, business combinations, intangible assets and other long-lived assets, valuation of goodwill, contingencies and litigation. We evaluate our estimates on a continuous basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.
Risks and Uncertainties. The majority of our global delivery centers and employees are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations, risks associated with the application and imposition of protective legislation, immigration laws and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic or political conditions. Additional risks associated with international operations include difficulties in enforcing intellectual property rights, the burdens of complying with a wide variety of foreign laws, potential geo-political risks, risks associated with terrorist activities and local or cross border conflicts and potentially adverse tax consequences, tariffs, quotas and other barriers.
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
Income Taxes. We provide for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred income tax asset will not be realized, a valuation allowance is provided. The effect on deferred income tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Tax benefits earned on employee stock awards in excess of recorded stock-based compensation expense are credited to additional paid-in capital. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.
Earnings Per Share, or EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes all potential dilutive common stock in the weighted average shares outstanding. For purposes of computing diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, respectively, 3 million, 4 million and 5 million shares were assumed to have been outstanding related to common share equivalents. We exclude from the calculation of diluted EPS options with exercise prices that are greater than the average market price and shares related to stock-based awards whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price of our common stock for the period, because their effect would be anti-dilutive. We excluded less than 1 million of anti-dilutive shares in each of 2016, 2015 and 2014 from our diluted EPS calculation. We include performance stock unit awards in the dilutive potential common shares when they become contingently issuable per the authoritative guidance and exclude the awards when they are not contingently issuable.

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

In April 2015, the FASB issued an update to the standard on internal-use software providing guidance to customers in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the updated standard requires the customer to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer is required to account for the arrangement as a service contract. The update is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2016. A company can elect to adopt the update either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We have adopted this update prospectively beginning January 1, 2016. The adoption of this update did not have a material effect on our financial condition or results of operations.

New Accounting Pronouncements.

In May 2014, the FASB issued a standard on revenue from contracts with customers. In 2016, the FASB issued five amendments to the new standard. The new standard, as amended, sets forth a single comprehensive model for recognizing and reporting revenues. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenues and cash flows relating to customer contracts. The standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2018. Early adoption is permitted but not before periods beginning on or after January 1, 2017. We do not intend to adopt early. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. While we are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures, we currently believe the most significant impacts relate to changes in the method used to measure progress on our fixed-price contracts, capitalization and amortization of costs to acquire and fulfill a contract, as well as the timing of revenue recognition on our software license contracts. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms.

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

In February 2016, the FASB issued a standard on lease accounting. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2019. Upon adoption, entities will be required to use a modified retrospective transition which provides for certain practical expedients. Entities are required to apply the new standard at the beginning of the earliest comparative period presented. Early adoption of this new standard is permitted. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. We expect the requirement to recognize a right-of-use asset and a lease liability for operating leases to have a material impact on the presentation of our consolidated statements of financial position.

In March 2016, the FASB issued an update to the standard on derivatives and hedging, which clarifies the effect of derivative contract novations on existing hedge accounting relationships. As it relates to derivative instruments, novation refers to replacing one of the parties to a derivative instrument with a new party, which may occur for a variety of reasons such as: financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, or because of laws or regulatory requirements. The update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. Upon adoption, entities can choose to apply the update on either a prospective basis or a modified retrospective basis. We do not expect the adoption of this amendment to have a material effect on our consolidated financial statements.

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

In August 2016, the FASB issued an update to the standard on the statement of cash flows, which clarifies the presentation and classification of certain cash receipts and cash payments. The update addresses specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2018. Early adoption is permitted, including adoption in an interim period, provided that all of the updates are adopted in the same period. Upon adoption, entities will be required to use a retrospective transition approach. We are currently evaluating the impact of the new guidance on our consolidated financial statements. The adoption of this guidance will affect financial statement presentation only and will have no effect on our financial position or results of operations.

In October 2016, the FASB issued an update to the standard on income taxes, which requires the recognition of current and deferred income taxes when an intra-entity transfer of assets other than inventory occurs. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2018. Early adoption is permitted. Upon adoption, the entities will be required to use a modified retrospective transition approach. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In January 2017, the FASB issued an update to the standard on business combinations, which clarifies the definition of a business. The update requires a business to include at least an input and a substantive process that together significantly contribute to the ability to create outputs. The update also states that the definition of a business is not met if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2018. Upon adoption, entities will be required to apply the update prospectively. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In January 2017, the FASB issued an update to the standard on goodwill, which eliminates the need to calculate the implied fair value of goodwill when an impairment is indicated. The update states that goodwill impairment is measured as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Upon adoption, entities will be required to apply the update prospectively. We do not expect the adoption of this amendment to have a material effect on our consolidated financial statements.

Note 2 — Internal Investigation and Related Matters
We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. In September 2016, we voluntarily notified the U.S. Department of Justice, or DOJ, and Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. During the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of such payments that were previously capitalized that should have been expensed. The recorded corrections resulted in an increase of selling, general and administrative expenses of $4 million, a reduction in depreciation and amortization expense of $1 million, and a reduction in property and equipment, net of $3 million. These out-of-period corrections and the other $2 million in potentially improper payments were not material to any previously issued annual or interim financial statements and are not material to the consolidated financial statements for the year ended December 31, 2016.

Note 3 — Business Combinations and Equity and Cost Method Investments

Other than the acquisition of TZ US Parent, Inc., or TriZetto, in 2014, all acquisitions completed during the three years ended December 31, 2016 were not material to our operations, financial position or cash flow. All acquisitions were included in our consolidated financial statements as of the date on which the businesses were acquired. We have allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including non-deductible goodwill, based on their fair values. We finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition. During the three years ended December 31, 2016, the primary items that generated goodwill are synergies expected to be realized between the acquired companies and us and the value of the acquired assembled workforces, neither of which qualify as an amortizable intangible asset.

2016

Business Combinations

In 2016, we completed eight business combinations for total initial consideration of approximately $270 million (net of cash acquired). These transactions included (a) an acquisition of a global consulting and technology services company that strengthens and expands our digital capabilities to deliver cloud-based application services, (b) three acquisitions of delivery centers spanning several industries such as oil and gas services, steel and metal products, and banking and insurance to enhance our delivery capabilities across Europe along with multi-year service agreements, (c) an acquisition of tangible property, an assembled workforce and a multi-year service agreement which qualifies as a business combination under accounting guidance, (d) an acquisition of a global consulting company that offers digital innovation, strategy, design and technology services, (e) an acquisition of a digital marketing and customer experience agency that expands our digital business capabilities across Europe, and (f) an acquisition of an Australia-based consulting, business transformation and technology services provider in the insurance industry.

Specifically-identified intangible assets and goodwill acquired were as follows:

	Fair Value	Weighted Average Useful Life
	(in millions)
Non-deductible goodwill	$157

Customer relationship intangible assets	$199	6.6 years
Other intangible assets	1	3.3 years
Total identified intangible assets	$200	6.6 years

Supplemental Schedule of Noncash Investing Activities
In conjunction with the 2016 acquisitions, liabilities were assumed as follows:

Year Ended December 31, 2016
(in millions)
Fair value of assets acquired	$494
Purchase price paid in cash (net of cash acquired)	(270)
Liabilities assumed	$224

Equity Method Investment

In April 2016, we acquired a 49% ownership interest in a strategic consulting firm specializing in the use of human sciences to help business leaders better understand customer behavior for a purchase price of $59 million. We have accounted for this investment as an equity method investment within our consolidated financial statements. In addition, we have the option to buy from the investee, or Call Option, and the investee has the option to sell to us, or Written Put Option, the remaining 51% of the investee at pre-determined purchase prices and contingent on certain performance conditions being satisfied. The Call Option, which has been recorded at cost, and our 49% ownership interest are included within "Equity method investment" in our consolidated statements of financial position. The Written Put Option is included within "Accrued expenses and other current liabilities." If we acquire the remaining 51% of the investee and the investee meets certain performance conditions, we would be obligated to make incremental payments up to a maximum of $100 million, in addition to the purchase price for the remaining 51% of the investee. We did not hold any equity method investments during the years ended December 31, 2015 and 2014.

Cost Method Investment

In December 2016, we acquired a 5.7% ownership interest in an entity for $5 million. As we do not exercise significant influence or control over the investee, we have accounted for this ownership interest as a cost method investment within our consolidated financial statements. We did not hold any cost method investments during the years ended December 31, 2015 and 2014.

2015

We did not complete any material business combinations in 2015.

2014 - TriZetto Acquisition

On November 20, 2014, we completed the acquisition of TriZetto, a private U.S. healthcare information technology company for an aggregate purchase price, after giving effect to various purchase price adjustments, of approximately $2,628 million (net of cash acquired of $170 million). The TriZetto acquisition positioned Cognizant to better serve a wider cross-section of customers with an integrated solution set, combining technology with our healthcare services business. In connection with the acquisition of TriZetto, we entered into a credit agreement with a commercial bank syndicate providing for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with the TriZetto acquisition.

Our allocation of purchase price as of November 20, 2014 (the closing date of the TriZetto acquisition) to the fair value of assets acquired and liabilities assumed was as follows:

Amount
(in millions)
Cash	$170
Trade accounts receivable	83
Unbilled accounts receivable	33
Other current assets	11
Property and equipment	124
Identifiable intangible assets	849
Other noncurrent assets	15
Accounts payable	(13)
Deferred revenue	(48)
Accrued expenses and other current liabilities	(118)
Other noncurrent liabilities	(55)
Deferred income tax liabilities, net	(209)
Goodwill	1,956
Total purchase price	$2,798
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
Acquired identifiable intangible assets were measured at fair value determined primarily using the income approach, which required a forecast of all expected future cash flows either through the use of the relief-from-royalty method or the excess earnings method. The fair value of the identifiable intangible assets and their weighted-average useful lives at the time of acquisition were as follows:

	Fair Value	Weighted Average Useful Life
	(Dollars in millions)
Corporate trademark	$63	Indefinite

Product trademarks	21	16.9 years
Technology	328	7.7 years
Customer relationships	437	15.8 years
Total definite lived intangible assets	786	12.4 years
Total	$849

TriZetto’s results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on November 20, 2014. The following unaudited pro forma information reflecting the combined operating results of Cognizant and TriZetto for the year ended December 31, 2014 assumes the TriZetto acquisition occurred on January 1, 2013. Such pro forma information does not reflect the potential realization of cost savings relating to the integration of TriZetto. Further, the pro forma information is not indicative of the combined results of operations that actually would have occurred had the TriZetto acquisition been completed on January 1, 2013 nor is it intended to be a projection of future operating results.

Unaudited Pro Forma Information
For the Year Ended
December 31, 2014
(in millions)
Revenues	$10,893
Income from operations	1,960
These amounts have been calculated after adjusting for the additional amortization and depreciation expense that would have been recorded assuming the fair value adjustments to finite-lived intangible assets and property, plant and equipment had been applied on January 1, 2013.
The pro forma income from operations for the year ended December 31, 2014 was adjusted to exclude $41 million of transaction related professional services costs and $94 million of other costs incurred.
Supplemental Schedule of Noncash Investing Activities
In conjunction with the TriZetto acquisition, liabilities were assumed as follows:

Year Ended December 31, 2014
(in millions)
Fair value of assets acquired	$3,071
Purchase price paid in cash (net of cash acquired)	(2,628)
Liabilities assumed	$443
2014 - Other Acquisitions
During 2014, excluding the acquisition of TriZetto, we completed three business combinations for total cash consideration of approximately $46 million (net of cash acquired). These transactions strengthened our digital business capabilities and expertise to further develop the portfolio of digital solutions and services we offer our customers. As part of these business combinations, we acquired customer relationship assets, assembled workforces, developed technology and other assets.
Specifically-identified intangible assets and goodwill acquired were as follows:

	2014
	Fair Value	Weighted Average Useful Life
	(Dollars in millions)
Non-deductible goodwill	$31

Customer relationship intangible assets	$12	6.0 years
Other intangible assets	4	3.1 years
Total identified intangible assets	$16	5.2 years

Note 4 — Short-term Investments
Our short-term investments were as follows as of December 31:

	2016	2015
	(in millions)
Trading investment securities:
Mutual funds	$25	$—
Total trading investment securities	25	—
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	602	527
Corporate and other debt securities	405	361
Certificates of deposit and commercial paper	911	754
Asset-backed securities	231	230
Municipal debt securities	115	121
Mutual funds	—	22
Total available-for-sale investment securities	2,264	2,015
Held-to-maturity investment securities:
Certificates of deposit and commercial paper	40	—
Total held-to-maturity investment securities	40	—
Other investments:
Time deposits	806	809
Total other investments	806	809
Total short-term investments	$3,135	$2,824
Trading Investment Securities

Our trading investment securities consist of a U.S. dollar denominated investment in a fixed income mutual fund. Unrealized losses for the year ended December 31, 2016 were immaterial. As of December 31, 2015, there were no investment securities in our portfolio classified as trading.

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
The amortized cost, gross unrealized gains and losses and fair value of our available-for-sale investment securities were as follows at December 31:

	2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$605	$—	$(3)	$602
Corporate and other debt securities	407	—	(2)	405
Certificates of deposit and commercial paper	910	1	—	911
Asset-backed securities	232	—	(1)	231
Municipal debt securities	116	—	(1)	115
Total available-for-sale investment securities	$2,270	$1	$(7)	$2,264

	2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$529	$—	$(2)	$527
Corporate and other debt securities	362	1	(2)	361
Certificates of deposit and commercial paper	754	—	—	754
Asset-backed securities	231	—	(1)	230
Municipal debt securities	121	—	—	121
Mutual funds	25	—	(3)	22
Total available-for-sale investment securities	$2,022	$1	$(8)	$2,015
The fair value and related unrealized losses of our available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31:

	2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$526	$(3)	$—	$—	$526	$(3)
Corporate and other debt securities	342	(2)	1	—	343	(2)
Certificates of deposit and commercial paper	185	—	—	—	185	—
Asset-backed securities	206	(1)	1	—	207	(1)
Municipal debt securities	88	(1)	1	—	89	(1)
Total	$1,347	$(7)	$3	$—	$1,350	$(7)

	2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$476	$(2)	$—	$—	$476	$(2)
Corporate and other debt securities	315	(2)	3	—	318	(2)
Certificates of deposit and commercial paper	272	—	—	—	272	—
Asset-backed securities	199	(1)	12	—	211	(1)
Municipal debt securities	56	—	—	—	56	—
Mutual funds	—	—	21	(3)	21	(3)
Total	$1,318	$(5)	$36	$(3)	$1,354	$(8)
The unrealized losses for the above securities as of December 31, 2016 and 2015 are primarily attributable to changes in interest rates. At each reporting date, the Company performs an evaluation of impaired available-for-sale securities to determine if the unrealized losses are other-than-temporary. Based on this evaluation as of June 30, 2016, the Company identified an investment in a mutual fund with a fair value of $22 million to be other-than-temporarily impaired based on management's intent to sell the investment and accordingly, recognized an impairment loss of $3 million in our consolidated statements of operations in the caption "Other, net". During the quarter ending September 30, 2016, the Company sold this investment at a loss of $3 million. As of December 31, 2016, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position.

The contractual maturities of our fixed income available-for-sale investment securities as of December 31, 2016 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,061	$1,061
Due after one year up to two years	482	480
Due after two years up to three years	362	360
Due after three years	133	132
Asset-backed securities	232	231
Total available-for-sale investment securities	$2,270	$2,264
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
Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	2016	2015	2014
	(in millions)
Proceeds from sales of available-for-sale investment securities	$3,541	$782	$1,476

Gross gains	$5	$1	$2
Gross losses	(4)	—	—
Net realized gains on sales of available-for-sale investment securities	$1	$1	$2

Held-to-Maturity Investment Securities

Our held-to-maturity investment securities consist of Indian rupee denominated investments in certificates of deposit and commercial paper. Our investment guidelines are to purchase securities that are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis.

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at December 31, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Certificates of deposit and commercial paper	40	—	—	40
Total held-to-maturity investment securities	$40	$—	$—	$40

As of December 31, 2016, there were no material held-to-maturity investment securities in an unrealized loss position. At each reporting date, the Company performs an evaluation of impaired held-to-maturity securities to determine if the unrealized losses are other-than-temporary. As of December 31, 2016, we do not consider any of the investments to be other-than-temporarily impaired. The contractual maturities of our fixed income held-to-maturity investment securities as of December 31, 2016 are all within one year.

As of December 31, 2015, there were no investment securities in our portfolio classified as held-to-maturity.

During the year ended December 31, 2016 and 2015, there were no transfers of investments between our trading, available-for-sale and held-to-maturity investment portfolios.

Note 5 — Property and Equipment, net
Property and equipment were as follows as of December 31:

	Estimated Useful Life (Years)	2016	2015
		(in millions)
Buildings	30	$823	$805
Computer equipment and software	3 – 8	849	697
Furniture and equipment	5 – 9	431	384
Land		23	23
Leasehold land	lease term	63	63
Capital work-in-progress		169	115
Leasehold improvements	Shorter of the lease term or the life of the leased asset	266	263
Sub-total		2,624	2,350
Accumulated depreciation and amortization		(1,313)	(1,079)
Property and equipment, net		$1,311	$1,271

Depreciation and amortization expense related to property and equipment was $266 million, $233 million, and $172 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The gross amount of property and equipment recorded under capital leases was $37 million and $46 million at December 31, 2016 and 2015, respectively, and primarily related to buildings. Accumulated amortization and amortization expense related to capital lease assets were immaterial for the periods presented.
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
Note 6 — Goodwill and Intangible Assets, net
Changes in goodwill by our reportable segments were as follows for the years ended December 31, 2016 and 2015:

Segment	January 1, 2016	Goodwill Additions	Foreign Currency Translation Adjustments	December 31, 2016
	(in millions)
Financial Services	$203	$28	$(4)	$227
Healthcare	2,076	14	(1)	2,089
Manufacturing/Retail/Logistics	67	94	(2)	159
Other	59	21	(1)	79
Total goodwill	$2,405	$157	$(8)	$2,554

Segment	January 1, 2015	Goodwill Additions	Foreign Currency Translation Adjustments	December 31, 2015
	(in millions)
Financial Services	$205	$5	$(7)	$203
Healthcare	2,080	—	(4)	2,076
Manufacturing/Retail/Logistics	69	—	(2)	67
Other	60	—	(1)	59
Total goodwill	$2,414	$5	$(14)	$2,405
We have not recognized any impairment losses on our goodwill balances during the three years ended December 31, 2016.

Components of intangible assets were as follows as of December 31:

	2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$845	$(219)	$626
Developed technology	332	(96)	236
Indefinite life trademarks	63	—	63
Other	48	(22)	26
Total intangible assets	$1,288	$(337)	$951

	2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Customer relationships	$650	$(158)	$492
Developed technology	332	(52)	280
Indefinite life trademarks	63	—	63
Other	45	(16)	29
Total intangible assets	$1,090	$(226)	$864

Other than certain trademarks with indefinite lives, our intangible assets have finite lives and as such are subject to amortization. Amortization of intangible assets totaled $113 million for 2016, $97 million for 2015 and $36 million for 2014. Of these amounts, during 2016, 2015 and 2014, amortization of $20 million, $5 million and $8 million, respectively, relating to customer relationship intangible assets was recorded as a reduction of revenues. These intangible assets are attributed to direct revenue contracts with sellers of acquired businesses.
Estimated amortization related to our existing intangible assets for the next five years is as follows:

Year	Amount
(in millions)
2017	$124
2018	117
2019	114
2020	107
2021	104

Note 7 — Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows as of December 31:

	2016	2015
	(in millions)
Compensation and benefits	$1,134	$1,272
Income taxes	10	17
Professional fees	99	70
Travel and entertainment	36	30
Customer volume incentives	258	236
Derivative financial instruments	4	11
Other	315	183
Total accrued expenses and other current liabilities	$1,856	$1,819

Note 8 — Debt

In 2014, we entered into a credit agreement with a commercial bank syndicate, or the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with the 2014 acquisition TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature in November 2019. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. We are required under the Credit Agreement to make scheduled quarterly principal payments on the term loan.

On November 5, 2016, or the First Amendment Effective Date, we entered into Amendment No. 1 and Limited Waiver No. 1 to the Credit Agreement, or the First Amendment. The First Amendment modifies the representation and warranty in the Credit Agreement relating to compliance with anti-corruption laws to add an exception for actions, proceedings and other matters relating to our internal investigation into whether certain payments relating to our owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws, or the Disclosed Matters. Pursuant to the First Amendment, the required lenders waived certain defaults or events of default that may have existed prior to the First Amendment Effective Date due to such representation and warranty proving to have been materially incorrect solely as a result of the Disclosed Matters and due to our failure to provide notice thereof to the administrative agent. Irrespective of the modification and waiver discussed above, we believe we were in compliance with all debt covenants and representations during the year ended December 31, 2016.

The Credit Agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Under the Credit Agreement, we are required to pay commitment fees on the unused portion of the revolving credit facility, which vary based on our debt ratings (or, if we have not received debt ratings, our debt to total stockholders' equity ratio). At December 31, 2016, the interest rates on the term loan was 1.8%. As the interest rates on our term loan and notes outstanding under the revolving credits facility are variable, the fair value of our debt balances approximates their carrying value as of December 31, 2016 and 2015.

The Credit Agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the Credit Agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00.

Short-term Debt
The following summarizes our short-term debt balances as of December 31:

	2016	2015
	(in millions)
Notes outstanding under revolving credit facility	$—	$350
Term loan - current maturities	81	56
Total short-term debt	$81	$406
Long-term Debt
The following summarizes our long-term debt balances as of December 31:

	2016	2015
	(in millions)
Term loan, due 2019	$881	$937
Less:
Current maturities	(81)	(56)
Deferred financing costs	(3)	(4)
Long-term debt, net of current maturities	$797	$877

The following represents the schedule of maturities of our long-term debt:

Year	Amounts
(in millions)
2017	81
2018	100
2019	700
$881
Note 9 — Income Taxes
Income before provision for income taxes shown below is based on the geographic location to which such income is attributed for years ended December 31:

	2016	2015	2014
	(in millions)
United States	$752	$739	$589
Foreign	1,605	1,425	1,335
Income before provision for income taxes	$2,357	$2,164	$1,924
The provision for income taxes consists of the following components for the years ended December 31:

	2016	2015	2014
	(in millions)
Current:
Federal and state	$544	$352	$261
Foreign	352	314	324
Total current provision	896	666	585
Deferred:
Federal and state	(44)	(58)	(20)
Foreign	(47)	(68)	(80)
Total deferred benefit	(91)	(126)	(100)
Total provision for income taxes	$805	$540	$485

In May 2016, India enacted the Finance Bill 2016 that, among other things, expanded the applicability of India’s buyback distribution tax to certain share buyback transactions occurring after June 1, 2016. In mid-May, prior to the June 1 effective date of the enactment, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. This transaction, or the India Cash Remittance, was undertaken pursuant to a plan approved by the High Court of Madras and simplified the shareholding structure of our principal operating subsidiary in India. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in incremental tax expense, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion. As a result of this transaction, we incurred an incremental 2016 income tax expense of $238 million.

The reconciliation between our effective income tax rate and the U.S. federal statutory rate were as follows for the years ended December 31:

	2016	%	2015	%	2014	%
	(Dollars in millions)
Tax expense, at U.S. federal statutory rate	$825	35.0	$757	35.0	$673	35.0
State and local income taxes, net of federal benefit	42	1.8	42	2.0	35	1.8
Non-taxable income for Indian tax purposes	(203)	(8.6)	(201)	(9.3)	(183)	(9.5)
Rate differential on foreign earnings	(55)	(2.3)	(34)	(1.6)	(32)	(1.7)
India Cash Remittance	238	10.1	—	0.0	—	0.0
Credits and other incentives	(57)	(2.4)	(23)	(1.0)	(16)	(0.8)
Other	15	0.6	(1)	(0.1)	8	0.4
Total provision for income taxes	$805	34.2	$540	25.0	$485	25.2
The significant components of deferred income tax assets and liabilities recorded on the consolidated statements of financial position were as follows as of December 31:

	2016	2015
	(in millions)
Deferred income tax assets:
Net operating losses	$14	$6
Revenue recognition	69	72
Compensation and benefits	165	194
Stock-based compensation	25	26
Minimum alternative tax (MAT) and other credits	274	219
Other accrued expenses	161	111
Other	—	3
	708	631
Less: valuation allowance	(10)	(10)
Deferred income tax assets, net	698	621
Deferred income tax liabilities:
Depreciation and amortization	266	276
Other	13	—
Deferred income tax liabilities	279	276
Net deferred income tax assets	$419	$345
In the table above, certain unrecognized income tax benefits have been netted against available same-jurisdiction deferred income tax carryforward assets.
At December 31, 2016, we had foreign and U.S. net operating loss carryforwards of approximately $34 million and $13 million, respectively. We have recorded valuation allowances on certain foreign net operating loss carryforwards. As of December 31, 2016 and 2015, deferred income tax assets related to the minimum alternative tax, or MAT, were approximately $286 million and $252 million, respectively. The calculation of the MAT includes all profits realized by our Indian subsidiaries and any MAT paid is creditable against future corporate income tax, subject to certain limitations. Our existing MAT assets expire between March 2018 and March 2027 and we expect to fully utilize them within the applicable 10-year expiration periods.
Our Indian subsidiaries, collectively referred to as Cognizant India, are primarily export-oriented and are eligible for certain income tax holiday benefits granted by the government of India for export activities conducted within Special Economic Zones, or SEZs, for periods of up to 15 years. Our SEZ income tax holiday benefits are currently scheduled to expire in whole or in part during the years 2017 to 2027 and may be extended on a limited basis for an additional five years per unit if certain reinvestment criteria are met. Our Indian profits ineligible for SEZ benefits are subject to corporate income tax at the rate of 34.6%. In addition, all Indian profits, including those generated within SEZs, are subject to the MAT, at the rate of 21.3%. For the years ended December 31, 2016, 2015 and 2014, the effect of the income tax holidays granted by the Indian government was to reduce the overall income tax provision and increase net income by approximately $203 million, $201 million and $183 million, respectively, and increase diluted EPS by $0.33, $0.33 and $0.30, respectively. Any MAT paid is creditable against future Indian corporate income tax, subject to limitations.
We pursue an international strategy that includes expanded infrastructure investments in India and geographic expansion outside the United States. Therefore, other than foreign earnings for which we have already accrued U.S. taxes, we do not intend to repatriate our foreign earnings as such earnings are deemed to be indefinitely reinvested outside the United States. As of December 31, 2016, the amount of unrepatriated Indian earnings and total foreign earnings (including unrepatriated Indian earnings) upon which no incremental U.S. taxes have been recorded is approximately $5,298 million and $7,930 million, respectively. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings at that time. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

The India Cash Remittance did not impact our assertion that our foreign earnings are indefinitely reinvested outside the United States. In reaching this conclusion, we considered the one-time nature of the India Cash Remittance, our capital needs in the United States, the available sources of liquidity in the United States and our growth plans outside the United States. Thus, other than amounts affected by the India Cash Remittance and amounts for which we have already accrued U.S. taxes, our foreign earnings are deemed to be indefinitely reinvested outside the United States and we have not provided for U.S. federal income taxes on such earnings.
We conduct business globally and file income tax returns in the United States, including federal and state, as well as various foreign jurisdictions. Tax years that remain subject to examination by the Internal Revenue Service are 2012 and onward, and years that remain subject to examination by state authorities vary by state. Years under examination by foreign tax authorities are 2001 and onward. We record incremental tax expense, based upon the more-likely-than-not standard, for any uncertain tax positions. In addition, when applicable, we adjust the previously recorded income tax expense to reflect examination results when the position is effectively settled or otherwise resolved. Our ongoing evaluations of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can result in adjustments that increase or decrease our effective income tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain.
Changes in unrecognized income tax benefits were as follows for the years ended December 31:

	2016	2015
	(in millions)
Balance, beginning of year	$139	$136
Additions based on tax positions related to the current year	11	21
Additions for tax positions of prior years	19	6
Additions for tax positions of acquired subsidiaries	—	—
Reductions for tax positions due to lapse of statutes of limitations	(15)	(23)
Reductions for tax positions of prior years	(1)	—
Settlements	—	—
Foreign currency exchange movement	(2)	(1)
Balance, end of year	$151	$139
At December 31, 2016, the entire balance of unrecognized income tax benefits would affect our effective income tax rate, if recognized. While the Company believes uncertain tax positions may be settled or resolved within the next twelve months, it is difficult to estimate the income tax impact of these potential resolutions at this time. We recognize accrued interest and any penalties associated with uncertain tax positions as part of our provision for income taxes. The total amount of accrued interest and penalties at December 31, 2016 and 2015 was approximately $7 million and $11 million, respectively, and relates to U.S. and foreign tax matters. The amounts of interest and penalties expensed in 2016, 2015 and 2014 were immaterial.

Note 10 — Derivative Financial Instruments
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
The following table provides information on the location and fair values of derivative financial instruments included in our consolidated statement of financial position as of December 31:

		2016		2015
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts - Designated as cash flow hedging instruments	Other current assets	$34	$—	$7	$—
	Other noncurrent assets	17	—	2	—
	Accrued expenses and other current liabilities	—	—	—	10
	Other noncurrent liabilities	—	—	—	14
	Total	51	—	9	24
Foreign exchange forward contracts - Not designated as cash flow hedging instruments	Accrued expenses and other current liabilities	—	4	—	1
	Total	—	4	—	1
Total		$51	$4	$9	$25

Cash Flow Hedges
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2017 and 2018. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the forecasted Indian rupee denominated payments are recorded in earnings. As of December 31, 2016, we estimate that $26 million, net of tax, of the net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The notional value of our outstanding contracts by year of maturity and the net unrealized gains (loss) included in accumulated other comprehensive income (loss) for such contracts were as follows as of December 31:

	2016	2015
	(in millions)
2016	—	1,215
2017	1,320	900
2018	1,020	330
Total notional value of contracts outstanding	$2,340	$2,445
Net unrealized gains (losses) included in accumulated other comprehensive income (loss), net of taxes	$39	$(12)
Upon settlement or maturity of the cash flow hedge contracts, we record the related gain or loss, based on our designation at the commencement of the contract, with the hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax (losses) on our cash flow hedges for the year ended December 31:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2016	2015		2016	2015
	(in millions)
Foreign exchange forward contracts - Designated as cash flow hedging instruments	$83	$17	Cost of revenues	$14	$(59)
			Selling, general and administrative expenses	3	(12)
			Total	$17	$(71)
The activity related to the change in net unrealized gains (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 12.
Other Derivatives
We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of our foreign subsidiaries. We entered into a series of foreign exchange forward contracts that are primarily to purchase U.S. dollars and sell Indian rupees, Canadian dollars and Euros, and are scheduled to mature in 2017. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are reported in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.
Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments is as follows as of December 31:

	2016		2015
	Notional	Market Value	Notional	Market Value
	(in millions)
Contracts outstanding	$213	$(4)	$166	$(1)
The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the year ended December 31:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		2016	2015
		(in millions)
Foreign exchange forward contracts - Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(3)	$—
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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$624	$—	$—	$624
Commercial paper	—	131	—	131
Total cash equivalents	624	131	—	755
Short-term investments:
Time deposits	—	806	—	806
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	558	44	—	602
Corporate and other debt securities	—	405	—	405
Certificates of deposit and commercial paper	—	911	—	911
Asset-backed securities	—	231	—	231
Municipal debt securities	—	115	—	115
Total available-for-sale investment securities	558	1,706	—	2,264
Held-to-maturity investment securities:
Certificates of deposit and commercial paper	—	40	—	40
Total held-to-maturity investment securities	—	40	—	40
Total short-term investments(1)	558	2,552	—	3,110
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	34	—	34
Accrued expenses and other current liabilities	—	(4)	—	(4)
Other noncurrent assets	—	17	—	17
Other noncurrent liabilities	—	—	—	—
Total	$1,182	$2,730	$—	$3,912
________________

(1)	Excludes trading securities in mutual funds valued at $25 million based on the net asset value, or NAV, of the fund at December 31, 2016.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$496	$—	$—	$496
Total cash equivalents	496	—	—	496
Short-term investments:
Time deposits	—	809	—	809
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	464	63	—	527
Corporate and other debt securities		361	—	361
Certificates of deposit and commercial paper		754	—	754
Asset-backed securities		230	—	230
Municipal debt securities		121	—	121
Total available-for-sale investment securities(1)	464	1,529	—	1,993
Total short-term investments(1)	464	2,338	—	2,802
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	7	—	7
Accrued expenses and other current liabilities	—	(11)	—	(11)
Other noncurrent assets	—	2	—	2
Other noncurrent liabilities	—	(14)	—	(14)
Total	$960	$2,322	$—	$3,282
________________

(1)	Excludes mutual funds valued at $22 million based on the net asset value, or NAV, of the fund at December 31, 2015.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of the time deposits approximated fair value as of December 31, 2016 and 2015.
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
During the years ended December 31, 2016, 2015 and 2014, there were no transfers among Level 1, Level 2 or Level 3 financial assets and liabilities.

Note 12 — Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component were as follows for the year ended December 31, 2016:

	2016
	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(90)	$—	$(90)
Change in foreign currency translation adjustments	(59)	—	(59)
Ending balance	$(149)	$—	$(149)
Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(7)	$3	$(4)
Net unrealized gains arising during the period	5	(2)	3
Reclassification of net (gains) to Other, net	(4)	1	(3)
Net change	1	(1)	—
Ending balance	$(6)	$2	$(4)
Unrealized gains (losses) on cash flow hedges:
Beginning balance	$(15)	$3	$(12)
Unrealized gains arising during the period	83	(19)	64
Reclassifications of net (gains) to:
Cost of revenues	(14)	3	(11)
Selling, general and administrative expenses	(3)	1	(2)
Net change	66	(15)	51
Ending balance	$51	$(12)	$39
Accumulated other comprehensive income (loss):
Beginning balance	$(112)	$6	$(106)
Other comprehensive income (loss)	8	(16)	(8)
Ending balance	$(104)	$(10)	$(114)

Changes in accumulated other comprehensive income (loss) by component were as follows for the years ended December 31, 2015 and 2014:

	2015			2014
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(35)	$—	$(35)	$24	$—	$24
Change in foreign currency translation adjustments	(55)	—	(55)	(59)	—	(59)
Ending balance	$(90)	$—	$(90)	$(35)	$—	$(35)
Unrealized (losses) on available-for-sale investment securities:
Beginning balance	$(2)	$1	$(1)	$—	$—	$—
Net unrealized (losses) arising during the period	(4)	1	(3)	—	—	—
Reclassification of net (gains) to Other, net	(1)	1	—	(2)	1	(1)
Net change	(5)	2	(3)	(2)	1	(1)
Ending balance	$(7)	$3	$(4)	$(2)	$1	$(1)
Unrealized (losses) on cash flow hedges:
Beginning balance	$(103)	$16	$(87)	$(355)	$55	$(300)
Unrealized gains arising during the period	17	—	17	116	(18)	98
Reclassifications of net losses to:
Cost of revenues	59	(11)	48	113	(17)	96
Selling, general and administrative expenses	12	(2)	10	23	(4)	19
Net change	88	(13)	75	252	(39)	213
Ending balance	$(15)	$3	$(12)	$(103)	$16	$(87)
Accumulated other comprehensive income (loss):
Beginning balance	$(140)	$17	$(123)	$(331)	$55	$(276)
Other comprehensive income (loss)	28	(11)	17	191	(38)	153
Ending balance	$(112)	$6	$(106)	$(140)	$17	$(123)

Note 13 — Commitments and Contingencies
We lease office space and equipment under operating leases, which expire at various dates through the year 2028. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments on our operating leases as of December 31, 2016 are as follows:

Operating lease obligation
(in millions)
2017	$159
2018	136
2019	126
2020	105
2021	76
Thereafter	173
Total minimum lease payments	$775
Rental expense totaled $227 million, $212 million and $191 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum rental payments on our capital leases as of December 31, 2016 are as follows:

Capital lease obligation
(in millions)
2017	$3
2018	4
2019	4
2020	4
2021	4
Thereafter	28
Total minimum lease payments	47
Interest	(13)
Present value of minimum lease payments	$34
As of December 31, 2016, we had outstanding fixed capital commitments of approximately $176 million related to our India real estate development program to build new Company-owned state-of-the-art technology global delivery centers.

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

On September 30, 2016, we disclosed that we are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA, and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been recorded improperly. See Note 2 to our consolidated financial statements.

On October 5, 2016 and October 27, 2016, two putative securities class action complaints were filed in the United States District Court for the District of New Jersey on behalf of a putative class of stockholders who purchased our common stock during the period between February 25, 2016 and September 30, 2016. On November 18, 2016, a different plaintiff filed a third putative securities class action complaint in the United States District Court for the District of New Jersey on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 30, 2016. The complaints collectively name us and certain of our current and former officers as defendants and allege violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. The plaintiffs collectively seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. The United States District Court for the District of New Jersey issued an order, dated February 3, 2017, consolidating the three putative securities class actions.

On October 31, 2016, November 15, 2016, and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our directors and certain of our current and former officers as defendants. On January 24, 2017, the New Jersey Superior Court, Bergen County, consolidated the three putative shareholder derivative actions filed in that court. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On February 22, 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed in the United States District Court for the District of New Jersey, naming us and certain of our directors as defendants. The complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief.

We are presently unable to predict the duration, scope or result of the internal investigation, the related consolidated putative securities class action, the consolidated putative shareholder derivative action or any other related lawsuit, and any investigations by the DOJ or the SEC, including whether either agency will commence any legal action. As such, we are presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, and thus have not recorded an accrual related to these matters. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. We expect to incur additional expenses related to fines or to remedial measures. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain. As such, these matters could have a material adverse effect on our business, annual or interim results of operations, cash flows or our financial condition.
Many of our engagements involve projects that are critical to the operations of our customers’ business and provide benefits that are difficult to quantify. Any failure in a customer’s systems or our failure to meet our contractual obligations to our customers, including any breach involving a customer’s confidential information or sensitive data, or our obligations under applicable laws or regulations could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to contractually limit our liability for damages arising from negligent acts, errors, mistakes, or omissions in rendering our services, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances or will otherwise protect us from liability for damages. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that such coverage will cover all types of claims, continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In the normal course of business and in conjunction with certain customer engagements, we have entered into contractual arrangements through which we may be obligated to indemnify customers or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims related to such matters as our breach of certain representations or covenants, our intellectual property infringement, our gross negligence or willful misconduct or certain other claims made against certain parties. Payments by us under any of these arrangements are generally conditioned on the customer making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential liability under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, we have not made payments under these indemnification agreements and therefore they have not had any impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have material impact on our business, results of operations, financial condition and cash flows.

The Company has indemnification and expense advancement obligations pursuant to its Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, the Company has received requests under such indemnification agreements and its Bylaws to provide advances of funds for legal fees and other expenses, and expects additional requests in connection with the investigation and related litigation. The Company has not recorded any liability for these matters as of December 31, 2016 as it cannot estimate the ultimate outcome at this time but has expensed advances made through December 31, 2016. The Company has maintained directors and officers insurance, from which a portion of these expenses may be recoverable, though we have not recorded an insurance receivable as of December 31, 2016.
Note 14 — Employee Benefits
We contribute to defined contribution plans in the United States and Europe, including 401(k) savings and supplemental retirement plans in the United States. Total expenses for Company contributions to these plans were $76 million, $62 million and $45 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We maintain employee benefit plans that cover substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutorily defined contribution retirement benefit plans. Under the plans, employees contribute up to 12.0% of their base compensation, which is matched by an equal contribution by the Company. For these plans, we recognized a contribution expense of $79 million, $71 million and $63 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We also maintain a gratuity plan in India that is a statutory post-employment benefit plan providing defined lump sum benefits. We make annual contributions to the employees’ gratuity fund established with a government-owned insurance corporation to fund a portion of the estimated obligation. Accordingly, our liability for the gratuity plan reflects the undiscounted benefit obligation payable as of the balance sheet date which was based upon the employees’ salary and years of service. As of December 31, 2016 and 2015, the amount accrued under the gratuity plan was $106 million and $98 million, which is net of fund assets of $103 million and $78 million, respectively. Expense recognized by us was $41 million, $30 million and $36 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 15 — Stock-Based Compensation Plans
On June 5, 2009, our stockholders approved the adoption of the Cognizant Technology Solutions Corporation 2009 Incentive Compensation Plan (as amended and restated, the “2009 Incentive Plan”). Under the 2009 Incentive Plan, 48 million shares of our Class A common stock were reserved for issuance. The 2009 Incentive Plan is the successor plan to our Amended and Restated 1999 Incentive Compensation Plan which terminated on April 13, 2009 in accordance with its terms, our Amended and Restated Non-Employee Directors’ Stock Option Plan and our Amended and Restated Key Employees’ Stock Option Plan which terminated in July 2009 (collectively, the “Predecessor Plans”). The 2009 Incentive Plan will not affect any options or stock issuances outstanding under the Predecessor Plans. No further awards will be made under the Predecessor Plans. As of December 31, 2016, we have 7 million shares available for grant under the 2009 Incentive Plan.
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
The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in 2013, provides for the issuance of up to 28 million shares of Class A common stock to eligible employees. The Purchase Plan provides for eligible employees to purchase whole shares of Class A common stock at a price of 90% of the lesser of: (a) the fair market value of a share of Class A common stock on the first date of the purchase period or (b) the fair market value of a share of Class A common stock on the last date of the purchase period. Stock-based compensation expense for the Purchase Plan is recognized over the vesting period of three months on a straight-line basis. As of December 31, 2016, we had 5 million shares available for future grants and issuances under the Purchase Plan.
The allocation of total stock-based compensation expense between cost of revenues and selling, general and administrative expenses as well as the related income tax benefit were as follows for the three years ended December 31:

	2016	2015	2014
	(in millions)
Cost of revenues	$53	$39	$27
Selling, general and administrative expenses	164	153	108
Total stock-based compensation expense	$217	$192	$135
Income tax benefit	$49	$46	$31
We estimate the fair value of each stock option granted using the Black-Scholes option-pricing model. For the years ended December 31, 2016, 2015 and 2014, expected volatility was calculated using implied market volatilities. In addition, the expected term, which represents the period of time, measured from the grant date, that vested options are expected to be outstanding, was derived by incorporating exercise and post-vest termination assumptions, based on historical data, in a Monte Carlo simulation model. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. We have not historically paid any dividends and, as of each stock option grant date, did not anticipate doing so in the future. Forfeiture assumptions used to recognize stock-based compensation expense are based on an analysis of historical data.
The fair values of option grants, including the Purchase Plan, were estimated at the date of grant during the years ended December 31, 2016, 2015, and 2014 based upon the following assumptions and were as follows:

	2016	2015	2014
Dividend yield	0%	0%	0%
Weighted average volatility factor:
Stock options	28.3%	28.1%	28.7%
Purchase Plan	26.5%	25.8%	24.9%
Weighted average expected life (in years):
Stock options	4.46	4.29	3.92
Purchase Plan	0.25	0.25	0.25
Weighted average risk-free interest rate:
Stock options	1.1%	1.4%	1.3%
Purchase Plan	0.4%	0.1%	0%
Weighted average grant date fair value:
Stock options	$15.17	$16.53	$11.81
Purchase Plan	$8.74	$9.04	$7.29
During the year ended December 31, 2016, we issued 3 million shares of Class A common stock under the Purchase Plan with a total vested fair value of approximately $26 million.

A summary of the activity for stock options granted under our stock-based compensation plans as of December 31, 2016 and changes during the year then ended is presented below:

	Number of Options (in millions)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	4.2	$19.09
Granted	0.1	59.64
Exercised	(1.9)	18.07
Cancelled	—	—
Expired	—	—
Outstanding at December 31, 2016	2.4	$21.08	1.6	$84
Vested and expected to vest at December 31, 2016	2.4	$20.95	1.5	$84
Exercisable at December 31, 2016	2.3	$19.36	1.3	$84
As of December 31, 2016, $1 million of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 1.1 years . The total intrinsic value of options exercised was $74 million, $59 million and $58 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The fair value of performance stock units and restricted stock units is determined based on the number of stock units granted and the quoted price of our stock at date of grant.
A summary of the activity for performance stock units granted under our stock-based compensation plans as of December 31, 2016 and changes during the year then ended is presented below. The presentation reflects the number of performance stock units at the maximum performance milestones.

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2016	2.5	$55.69
Granted	2.2	55.08
Vested	(1.0)	51.34
Forfeited	(0.5)	55.12
Reduction due to the achievement of lower than maximum performance milestones	(0.5)	64.38
Unvested at December 31, 2016	2.7	$55.24
As of December 31, 2016, $47 million of total remaining unrecognized stock-based compensation cost related to performance stock units is expected to be recognized over the weighted-average remaining requisite service period of 1.2 years.
A summary of the activity for restricted stock units granted under our stock-based compensation plans as of December 31, 2016 and changes during the year then ended is presented below:

	Number of Units (in millions)	Weighted Average Grant Date Fair Value (in dollars)
Unvested at January 1, 2016	4.7	$55.50
Granted	2.9	55.55
Vested	(2.4)	53.37
Forfeited	(0.4)	57.03
Unvested at December 31, 2016	4.8	$56.45
As of December 31, 2016, $222 million of total remaining unrecognized stock-based compensation cost related to restricted stock units is expected to be recognized over the weighted-average remaining requisite service period of 2.0 years.

Note 16— Related Party Transactions
Brackett B. Denniston, III, has been the Interim General Counsel and an executive officer of the Company since December 2016. Steven Schwartz, our former Chief Legal and Corporate Affairs     Officer, resigned in November 2016. Mr. Denniston is also a Senior Counsel at the law firm of Goodwin Procter LLP, or Goodwin. During the year ended December 31, 2016, Goodwin performed legal services for the Company for which it earned approximately $2 million in the aggregate. Goodwin has continued to perform such legal services during 2017. Goodwin did not perform any services for the Company during the years ended December 31, 2015 and 2014. The provision of legal services by Goodwin was reviewed and approved by our Audit Committee at the time Mr. Denniston was appointed an executive officer of the Company.

Note 17 — Segment Information
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

Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve. Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating segments may affect revenues and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the global delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.

Revenues from external customers and segment operating profit, before unallocated expenses, for the Financial Services, Healthcare, Manufacturing/Retail/Logistics, and Other reportable segments were as follows:

	2016	2015	2014
	(in millions)
Revenues:
Financial Services	$5,366	$5,003	$4,286
Healthcare	3,871	3,668	2,689
Manufacturing/Retail/Logistics	2,660	2,344	2,094
Other	1,590	1,401	1,194
Total revenues	$13,487	$12,416	$10,263

Segment Operating Profit:
Financial Services	$1,707	$1,642	$1,320
Healthcare	1,153	1,200	851
Manufacturing/Retail/Logistics	851	803	686
Other	488	453	392
Total segment operating profit	4,199	4,098	3,249
Less: unallocated costs	1,910	1,956	1,364
Income from operations	$2,289	$2,142	$1,885

Geographic Area Information
Revenues and long-lived assets, by geographic area, were as follows:

	2016	2015	2014
	(in millions)
Revenues: (1)
North America(2)	$10,546	$9,759	$7,880
United Kingdom	1,176	1,188	1,099
Rest of Europe	969	820	785
Europe - Total	2,145	2,008	1,884
Rest of World(3)	796	649	499
Total	$13,487	$12,416	$10,263

	2016	2015	2014
	(in millions)
Long-lived Assets:(4)
North America(2)	$279	$242	$188
Europe	52	32	30
Rest of World(3)(5)	980	997	1,029
Total	$1,311	$1,271	$1,247
_____________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(5)	Substantially all of these long-lived assets relate to our operations in India.

Note 18 — Quarterly Financial Data (Unaudited)
Summarized quarterly results for the two years ended December 31, 2016 are as follows:

	Three Months Ended
2016	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Revenues	$3,202	$3,370	$3,453	$3,462	$13,487
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,915	2,038	2,077	2,078	8,108
Selling, general and administrative expenses	646	654	701	730	2,731
Depreciation and amortization expense	87	87	92	93	359
Income from operations	554	591	583	561	2,289
Net income	441	252	444	416	1,553
Basic EPS(1)	$0.73	$0.42	$0.73	$0.69	$2.56
Diluted EPS(1)	$0.72	$0.41	$0.73	$0.68	$2.55

	Three Months Ended
2015	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share data)
Revenues	$2,911	$3,085	$3,187	$3,233	$12,416
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	1,727	1,845	1,935	1,933	7,440
Selling, general and administrative expenses	611	612	627	659	2,509
Depreciation and amortization expense	73	82	82	88	325
Income from operations	500	546	543	553	2,142
Net income	383	420	397	424	1,624
Basic EPS(1)	$0.63	$0.69	$0.65	$0.70	$2.67
Diluted EPS(1)	$0.62	$0.68	$0.65	$0.69	$2.65

(1) The sum of the quarterly basic and diluted EPS for each of the four quarters may not equal the EPS for the year due to rounding.

Cognizant Technology Solutions Corporation
Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015 and 2014
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions /Other	Balance at End of Period
	(in millions)
Trade accounts receivable allowance for doubtful accounts:
2016	$39	$12	$—	$3	$48
2015	$37	$10	$—	$8	$39
2014	$27	$5	$6	$1	$37
Warranty accrual:
2016	$24	$28	$—	$26	$26
2015	$21	$28	$—	$25	$24
2014	$18	$25	$—	$22	$21
Valuation allowance—deferred income tax assets:
2016	$10	$—	$—	$—	$10
2015	$11	$3	$—	$4	$10
2014	$6	$—	$5	$—	$11

(1) Amounts relate to material acquisitions.