Form 10-Q
period 2017-03-31
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2017-05-05
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of April 28, 2017:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	588,996,873

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,308	$2,034
Short-term investments	2,966	3,135
Trade accounts receivable, net of allowances of $58 and $48, respectively	2,644	2,556
Unbilled accounts receivable	395	349
Other current assets	529	526
Total current assets	7,842	8,600
Property and equipment, net	1,306	1,311
Goodwill	2,563	2,554
Intangible assets, net	923	951
Deferred income tax assets, net	458	425
Long-term investments	110	62
Other noncurrent assets	427	359
Total assets	$13,629	$14,262
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$189	$175
Deferred revenue	397	306
Short-term debt	437	81
Accrued expenses and other current liabilities	1,562	1,856
Total current liabilities	2,585	2,418
Deferred revenue, noncurrent	128	151
Deferred income tax liabilities, net	6	6
Long-term debt	772	797
Other noncurrent liabilities	155	162
Total liabilities	3,646	3,534
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 589 and 608 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	59	358
Retained earnings	9,935	10,478
Accumulated other comprehensive income (loss)	(17)	(114)
Total stockholders’ equity	9,983	10,728
Total liabilities and stockholders’ equity	$13,629	$14,262
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$3,546	$3,202
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,194	1,915
Selling, general and administrative expenses	686	646
Depreciation and amortization expense	96	87
Income from operations	570	554
Other income (expense), net:
Interest income	32	31
Interest expense	(6)	(5)
Foreign currency exchange gains (losses), net	52	9
Other, net	1	—
Total other income (expense), net	79	35
Income before provision for income taxes	649	589
Provision for income taxes	(92)	(148)
Income from equity method investment	—	—
Net income	$557	$441
Basic earnings per share	$0.92	$0.73
Diluted earnings per share	$0.92	$0.72
Weighted average number of common shares outstanding - Basic	605	608
Dilutive effect of shares issuable under stock-based compensation plans	2	4
Weighted average number of common shares outstanding - Diluted	607	612
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Net income	$557	$441
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17	20
Change in unrealized gains and losses on cash flow hedges, net of taxes	79	20
Change in unrealized gains and losses on available-for-sale securities, net of taxes	1	5
Other comprehensive income (loss)	97	45
Comprehensive income	$654	$486
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$557	$441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104	88
Provision for doubtful accounts	9	5
Deferred income taxes	9	69
Stock-based compensation expense	54	54
Other	(55)	(2)
Changes in assets and liabilities:
Trade accounts receivable	(86)	(55)
Other current assets	20	(78)
Other noncurrent assets	(31)	(13)
Accounts payable	13	48
Deferred revenues, current and noncurrent	67	41
Other current and noncurrent liabilities	(384)	(526)
Net cash provided by operating activities	277	72
Cash flows from investing activities:
Purchases of property and equipment	(66)	(64)
Purchases of investments	(1,584)	(1,096)
Proceeds from maturity or sale of investments	1,747	1,002
Payments for business combinations, net of cash acquired	(6)	(70)
Net cash provided by (used in) investing activities	91	(228)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	61	49
Repurchases of common stock	(1,514)	(257)
Repayment of term loan borrowings and capital lease obligations	(21)	(13)
Net change in notes outstanding under the revolving credit facility	350	(250)
Net cash (used in) financing activities	(1,124)	(471)
Effect of exchange rate changes on cash and cash equivalents	30	26
(Decrease) in cash and cash equivalents	(726)	(601)
Cash and cash equivalents, beginning of year	2,034	2,125
Cash and cash equivalents, end of period	$1,308	$1,524
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Condensed Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation unless the context indicates otherwise. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2016. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

Recently Adopted Accounting Pronouncements.

In March 2016, the Financial Accounting Standards Board, or FASB, issued an update to the standard on derivatives and hedging, which clarifies the effect of derivative contract novations on existing hedge accounting relationships. As it relates to derivative instruments, novation refers to replacing one of the parties to a derivative instrument with a new party, which may occur for a variety of reasons such as: financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, or because of laws or regulatory requirements. The update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. We adopted this update beginning January 1, 2017. The adoption of this update did not have any effect on our financial condition or results of operations.

In March 2016, the FASB issued an update to the standard on stock compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for excess tax benefits and deficiencies, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. We adopted this update prospectively beginning January 1, 2017. In the first quarter of 2017, we recognized net excess tax benefits on stock-based compensation awards in our income tax provision in the amount of $6 million or approximately $0.01 per share. Additionally, the excess tax benefits and deficiencies have been presented in operating activities in the statement of cash flows in our consolidated financial statements and the prior period presentation has been adjusted to conform to the current period.

In January 2017, the FASB issued an update to the standard on business combinations, which clarifies the definition of a business. The update requires a business to include at least an input and a substantive process that together significantly contribute to the ability to create outputs. The update also states that the definition of a business is not met if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2018 with early adoption permitted. We early adopted this update prospectively beginning January 1, 2017. The adoption of this update did not have a material effect on our financial condition or results of operations.

In January 2017, the FASB issued an update to the standard on goodwill, which eliminates the need to calculate the implied fair value of goodwill when an impairment is indicated. The update states that goodwill impairment is measured as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2020 with early adoption permitted. We early adopted this update prospectively beginning January 1, 2017. The adoption of this update did not have any effect on our financial condition or results of operations.

New Accounting Pronouncements.

In May 2014, the FASB issued a standard on revenue from contracts with customers. In 2016, the FASB issued five amendments to the new standard. The new standard, as amended, sets forth a single comprehensive model for recognizing and reporting revenues. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenues and cash flows relating to customer contracts. The standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2018. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We intend to adopt the standard using the modified retrospective method effective January 1, 2018. While we are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures, we currently believe the most significant impacts primarily relate to changes in the method used to measure progress on our application maintenance and business process services fixed-price contracts, capitalization and amortization of costs to acquire and fulfill a contract, as well as the timing of revenue recognition on our software license contracts. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the standard will be dependent on each contract's specific terms.

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

In March 2017, the FASB issued an update to shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on after January 1, 2019 with early adoption permitted. Upon adoption, entities will be required to use a modified retrospective transition with the cumulative effect adjustment recognized to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect the amendments will have on our consolidated financial statements and related disclosures.

Note 2 — Internal Investigation and Related Matters

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. In September 2016, we voluntarily notified the U.S. Department of Justice, or DOJ, and Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been recorded improperly. During the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of such payments that were previously capitalized that should have been expensed. These out-of-period corrections and the other $2 million in potentially improper payments were not material to any previously issued financial statements.

Note 3 — Investments

Our investments were as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Short-term investments:
Trading investment securities	$25	$25
Available-for-sale investment securities	1,953	2,264
Held-to-maturity investment securities	341	40
Time deposits	647	806
Total short-term investments	$2,966	$3,135

Long-term investments:
Equity and cost method investments	$65	$62
Held-to-maturity investment securities	45	—
Total long-term investments	$110	$62

Trading Investment Securities

Our trading investment securities consist of a U.S. dollar denominated investment in a fixed income mutual fund. Unrealized losses for the three months ended March 31, 2017 were immaterial. There were no realized gains or losses on trading securities during the three months ended March 31, 2017. During the three months ended March 31, 2016, there were no investment securities in our portfolio classified as trading.

Available-for-Sale Investment Securities

Our available-for-sale investment securities consist of U.S. dollar denominated investments primarily in U.S. Treasury notes, U.S. government agency debt securities, municipal debt securities, non-U.S. government debt securities, U.S. and international corporate bonds, certificates of deposit, commercial paper, debt securities issued by supranational institutions, and asset-backed securities, including securities backed by auto loans, credit card receivables, and other receivables. Our investment guidelines are to purchase securities which are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis.

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at March 31, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$637	$1	$(3)	$635
Corporate and other debt securities	452	—	(1)	451
Certificates of deposit and commercial paper	455	—	—	455
Asset-backed securities	290	—	(1)	289
Municipal debt securities	123	—	—	123
Total available-for-sale investment securities	$1,957	$1	$(5)	$1,953
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$605	$—	$(3)	$602
Corporate and other debt securities	407	—	(2)	405
Certificates of deposit and commercial paper	910	1	—	911
Asset-backed securities	232	—	(1)	231
Municipal debt securities	116	—	(1)	115
Total available-for-sale investment securities	$2,270	$1	$(7)	$2,264

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of March 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$498	$(3)	$—	$—	$498	$(3)
Corporate and other debt securities	337	(1)	—	—	337	(1)
Certificates of deposit and commercial paper	108	—	—	—	108	—
Asset-backed securities	242	(1)	—	—	242	(1)
Municipal debt securities	60	—	2	—	62	—
Total	$1,245	$(5)	$2	$—	$1,247	$(5)

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of December 31, 2016:

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

The unrealized losses for the above securities as of March 31, 2017 and December 31, 2016 are primarily attributable to changes in interest rates. At each reporting date, the Company performs an evaluation of impaired available-for-sale securities to determine if the unrealized losses are other-than-temporary. As of March 31, 2017, we do not consider any of the investments to be other-than-temporarily impaired. The gross unrealized gains and losses in the above tables were recorded, net of tax, in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position.
The contractual maturities of our fixed income available-for-sale investment securities as of March 31, 2017 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$628	$629
Due after one year up to two years	481	479
Due after two years up to three years	484	483
Due after three years	74	73
Asset-backed securities	290	289
Total available-for-sale investment securities	$1,957	$1,953

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Proceeds from sales of available-for-sale investment securities	$1,248	$562

Gross gains	$1	$—
Gross losses	(1)	—
Net realized gains (losses) on sales of available-for-sale investment securities	$—	$—

Held-to-Maturity Investment Securities

Our held-to-maturity investment securities consist of Indian rupee denominated investments primarily in commercial paper, international corporate bonds and government debt securities. Our investment guidelines are to purchase securities that are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. We classify these securities with maturities beyond 90 days but less than one year as short-term investments and beyond one year as long-term investments.

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at March 31, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$96	$—	$—	$96
Commercial paper	245	—	—	245
Total short-term held-to-maturity investments	341	—	—	341
Long-term investments:
Corporate and other debt securities	45	—	—	45
Total held-to-maturity investment securities	$386	$—	$—	$386

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at December 31, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Certificates of deposit and commercial paper	$40	$—	$—	$40

There were no long-term held-to-maturity investment securities at December 31, 2016.

The fair value and related unrealized losses of held-to-maturity investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of March 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate and other debt securities	$86	$—	$—	$—	$86	$—
Commercial paper	137	—	—	—	137	—
Total	$223	$—	$—	$—	$223	$—

As of December 31, 2016, held-to-maturity investment securities in an unrealized loss position were immaterial. At each reporting date, the Company performs an evaluation of held-to-maturity securities to determine if the unrealized losses are other-than-temporary. As of March 31, 2017, we do not consider any of the investments to be other-than-temporarily impaired.
The contractual maturities of our fixed income held-to-maturity investment securities as of March 31, 2017 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$341	$341
Due after one year up to two years	39	39
Due after two years	6	6
Total held-to-maturity investment securities	$386	$386

As of March 31, 2016, there were no investment securities in our portfolio classified as held-to-maturity.

During the three months ended March 31, 2017 and the year ended December 31, 2016, there were no transfers of investments between our trading, available-for-sale and held-to-maturity investment portfolios.

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Compensation and benefits	$857	$1,134
Income taxes	12	10
Professional fees	103	99
Travel and entertainment	34	36
Customer volume incentives	247	258
Derivative financial instruments	13	4
Other	296	315
Total accrued expenses and other current liabilities	$1,562	$1,856

Note 5 — Debt

In 2014, we entered into a credit agreement with a commercial bank syndicate, or, as amended, the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature in November 2019. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. We are required under the Credit Agreement to make scheduled quarterly principal payments on the term loan. We were in compliance with all debt covenants and representations as of March 31, 2017.

Short-term Debt

The following summarizes our short-term debt balances as of:

	March 31, 2017	December 31, 2016
	(in millions)
Notes outstanding under revolving credit facility	$350	$—
Term loan - current maturities	87	81
Total short-term debt	$437	$81
Long-term Debt

The following summarizes our long-term debt balances as of:

	March 31, 2017	December 31, 2016
	(in millions)
Term loan, due 2019	$862	$881
Less:
Current maturities	(87)	(81)
Deferred financing costs	(3)	(3)
Long-term debt, net of current maturities	$772	$797

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

Our effective income tax rates were as follows:

	Three Months Ended March 31,
	2017	2016
Effective income tax rate	14.2%	25.1%

For the three months ended March 31, 2017, our effective income tax rate decreased primarily due to the recognition in the first quarter of 2017 of income tax benefits previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million. The recognition of these benefits in the first quarter of 2017 was based on management’s reassessment regarding whether certain unrecognized tax benefits met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefits. For the 2017 period, the principal reason for the difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday, earnings taxed in countries that have lower rates than the United States and the recognition in the first quarter of 2017 of previously unrecognized income tax benefits as described above. For the 2016 period, the principal reason for the difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

Note 7 — Derivative Financial Instruments

In the normal course of business, we use foreign exchange forward contracts to manage foreign currency exchange rate risk. The estimated fair value of the foreign exchange forward contracts considers the following items: discount rate, timing and amount of cash flow and counterparty credit risk. Derivatives may give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us. We have limited our credit risk by entering into derivative transactions only with highly-rated financial institutions, limiting the amount of credit exposure with any one financial institution and conducting an ongoing evaluation of the creditworthiness of the financial institutions with which we do business. In addition, all the assets and liabilities related to our foreign exchange forward contracts set forth in the below table are subject to International Swaps and Derivatives Association, or ISDA, master netting arrangements or other similar agreements with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to our foreign exchange forward contracts on a gross basis, with no offsets, in our accompanying unaudited consolidated statements of financial position. There is no financial collateral (including cash collateral) posted or received by us related to our foreign exchange forward contracts.

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		March 31, 2017		December 31, 2016
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$101	$—	$34	$—
	Other noncurrent assets	54	—	17	—
	Total	155	—	51	—
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	1	—	—	—
	Accrued expenses and other current liabilities	—	13	—	4
	Total	1	13	—	4
Total		$156	$13	$51	$4

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2017 and 2018. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the forecasted Indian rupee denominated payments are recorded in earnings. As of March 31, 2017, we estimate that $77 million, net of tax, of net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized gains included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	March 31, 2017	December 31, 2016
	(in millions)
2017	$975	$1,320
2018	1,020	1,020
Total notional value of contracts outstanding	$1,995	$2,340
Net unrealized gains included in accumulated other comprehensive income (loss), net of taxes	$118	$39

Upon settlement or maturity of the cash flow hedge contracts, we record the gains or losses, based on our designation at the commencement of the contract, with the related hedged Indian rupee denominated expense reported within cost of revenues and selling, general and administrative expenses. Hedge ineffectiveness was immaterial for all periods presented.

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended March 31:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2017	2016		2017	2016
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$124	$22	Cost of revenues	$17	$(2)
			Selling, general and administrative expenses	3	—
			Total	$20	$(2)

The activity related to the change in net unrealized gains (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 9.

Other Derivatives

We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies, primarily the Indian rupee and the British pound, other than the functional currency of our foreign subsidiaries. These foreign exchange forward contracts are scheduled to mature in 2017. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments is as follows:

	March 31, 2017		December 31, 2016
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$412	$(12)	$213	$(4)

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three months ended March 31:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net (Losses) on Derivative Instruments
		2017	2016
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(10)	$(3)

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$350	$—	$—	$350
Commercial paper	—	8	—	8
Total cash equivalents	350	8	—	358
Short-term investments:
Time deposits	—	647	—	647
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	544	91	—	635
Corporate and other debt securities	—	451	—	451
Certificates of deposit and commercial paper	—	455	—	455
Asset-backed securities	—	289	—	289
Municipal debt securities	—	123	—	123
Total available-for-sale investment securities	544	1,409	—	1,953
Held-to-maturity investment securities:
Commercial paper	—	245	—	245
Corporate and other debt securities	—	96	—	96
Total short-term held-to-maturity investment securities	—	341	—	341
Total short-term investments(1)	544	2,397	—	2,941
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	45	—	45
Total long-term held-to-maturity investment securities	—	45	—	45
Total long-term investments(2)	—	45	—	45
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	102	—	102
Accrued expenses and other current liabilities	—	(13)	—	(13)
Other noncurrent assets	—	54	—	54
Total	$894	$2,593	$—	$3,487
________________

(1)	Excludes trading securities in mutual funds valued at $25 million based on the net asset value, or NAV, of the fund at March 31, 2017.

(2)	Excludes equity and cost method investments of $65 million at March 31, 2017, which are accounted for using the equity method of accounting and at cost, respectively.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$624	$—	$—	$624
Commercial paper	—	131	—	131
Total cash equivalents	624	131	—	755
Short-term investments:
Time deposits	—	806	—	806
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	558	44	—	602
Corporate and other debt securities	—	405	—	405
Certificates of deposit and commercial paper	—	911	—	911
Asset-backed securities	—	231	—	231
Municipal debt securities	—	115	—	115
Total available-for-sale investment securities	558	1,706	—	2,264
Held-to-maturity investment securities:
Certificates of deposit and commercial paper	—	40	—	40
Total held-to-maturity investment securities	—	40	—	40
Total short-term investments(1)	558	2,552	—	3,110
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	34	—	34
Accrued expenses and other current liabilities	—	(4)	—	(4)
Other noncurrent assets	—	17	—	17
Total	$1,182	$2,730	$—	$3,912
________________

(1)	Excludes trading securities in mutual funds valued at $25 million based on the net asset value, or NAV, of the fund at December 31, 2016.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, debt securities issued by supranational institutions, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of the time deposits approximated fair value as of March 31, 2017 and December 31, 2016.

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

During the three months ended March 31, 2017 and the year ended December 31, 2016, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 9 — Stockholder's Equity
Stock Repurchase Program
Under the Board of Directors' authorized stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the Company’s management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.
Effective March 1, 2017, the Board of Directors approved the termination of the stock repurchase program then in effect and approved a new stock repurchase program ("New Stock Repurchase Program"). The New Stock Repurchase Program allows for the repurchase of $3,500 million of our outstanding shares of Class A common stock, excluding fees and expenses, through December 31, 2019.
In March 2017, we entered into accelerated share repurchase agreements, referred to collectively as the ASR, with certain financial institutions under our New Stock Repurchase Program. Under the terms of the ASR and in exchange for up-front payments of $1,500 million, the financial institutions initially delivered 21.5 million shares, a portion of the Company's total expected shares to be repurchased under the ASR. The total number of shares ultimately delivered is determined at the end of the applicable purchase periods under the ASR based on the volume-weighted average price of the Company’s common stock during such periods. The ASR purchase periods are scheduled to end during or prior to the third quarter of 2017.

Under the ASR, the shares received are constructively retired and returned to the status of authorized and unissued shares in the periods they are delivered, and the up-front payments are accounted for as a reduction to stockholders’ equity in our consolidated statement of financial position in the period the payments are made. The $1,500 million up-front payments were accounted for as a $400 million reduction in common stock and additional paid-in capital and a $1,100 million reduction in retained earnings in our consolidated statements of financial position in March 2017. We reflected the ASR as a repurchase of common stock in the period delivered for purposes of calculating earnings per share and as forward contracts indexed to our common stock. The forward contracts met all of the applicable criteria for equity classification, and therefore were not accounted for as derivative instruments.
As of March 31, 2017, the remaining available balance under our New Stock Repurchase Program was $2,000 million.

Additional stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. We also repurchased a limited number of shares from employees at the repurchase date market price. Combined, for the three months ended March 31, 2017, such repurchases totaled 0.2 million shares at an aggregate cost of $14 million.

Dividends

On May 4, 2017, our Board of Directors approved the Company's declaration of a $0.15 per share dividend with a record date of May 22, 2017 and a payment date of May 31, 2017.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2017:

	Three Months
	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(149)	$—	$(149)
Change in foreign currency translation adjustments	17	—	17
Ending balance	$(132)	$—	$(132)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(6)	$2	$(4)
Net unrealized gains arising during the period	2	(1)	1
Reclassification of net (gains) to Other, net	—	—	—
Net change	2	(1)	1
Ending balance	$(4)	$1	$(3)

Unrealized gains on cash flow hedges:
Beginning balance	$51	$(12)	$39
Unrealized gains arising during the period	124	(30)	94
Reclassifications of net (gains) to:
Cost of revenues	(17)	4	(13)
Selling, general and administrative expenses	(3)	1	(2)
Net change	104	(25)	79
Ending balance	$155	$(37)	$118

Accumulated other comprehensive income (loss):
Beginning balance	$(104)	$(10)	$(114)
Other comprehensive income (loss)	123	(26)	97
Ending balance	$19	$(36)	$(17)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended March 31, 2016:

	Three Months
	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(90)	$—	$(90)
Change in foreign currency translation adjustments	20	—	20
Ending balance	$(70)	$—	$(70)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(7)	$2	$(5)
Net unrealized gains arising during the period	8	(3)	5
Reclassification of net (gains) to Other, net	—	—	—
Net change	8	(3)	5
Ending balance	$1	$(1)	$—

Unrealized (losses) on cash flow hedges:
Beginning balance	$(14)	$2	$(12)
Unrealized gains arising during the period	22	(4)	18
Reclassifications of losses to:
Cost of revenues	2	—	2
Selling, general and administrative expenses	—	—	—
Net change	24	(4)	20
Ending balance	$10	$(2)	$8

Accumulated other comprehensive income (loss):
Beginning balance	$(111)	$4	$(107)
Other comprehensive income (loss)	52	(7)	45
Ending balance	$(59)	$(3)	$(62)

Note 10 — Commitments and Contingencies

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

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been recorded improperly. During the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of such payments that were previously capitalized that should have been expensed. These out-of-period corrections and the other $2 million in potentially improper payments were not material to any previously issued financial statements.

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Under a stipulation filed by the parties on February 23, 2017, defendants have until June 6, 2017 to answer or move to dismiss the consolidated amended complaint.

On October 31, 2016, November 15, 2016, and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers as defendants. On January 24, 2017, the New Jersey Superior Court, Bergen County, consolidated the three putative shareholder derivative actions filed in that court into a single action and appointed lead plaintiff and lead counsel. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On March 16, 2017, the parties filed a stipulation deferring all further proceedings pending a final, non-appealable ruling on the anticipated motion to dismiss the consolidated putative securities class action. On April 26, 2017, in lieu of ordering the stipulation filed by the parties, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future. On February 22, 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed in the United States District Court for the District of New Jersey, naming us and certain of our directors as defendants. On April 5, 2017, the United States District Court for the District of New Jersey entered an order staying all proceedings pending a final, non-appealable ruling on the anticipated motion to dismiss the consolidated putative securities class action. On April 7, 2017, a fifth putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions, but also adds a claim for violations of the federal securities laws against the individual defendants. All of the putative shareholder derivative complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief.

We are presently unable to predict the duration, scope or result of the internal investigation, the related consolidated putative securities class action, the putative shareholder derivative actions or any other related lawsuit, and any investigations by the DOJ or the SEC, including whether either agency will commence any legal action. As such, we are presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, and thus have not recorded an accrual related to these matters. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. We expect to incur additional expenses related to remedial measures, and may incur additional expenses related to fines. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain. As such, these matters could have a material adverse effect on our business, results of operations, cash flows or our financial condition.
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

The Company has indemnification and expense advancement obligations pursuant to its Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, the Company has received requests under such indemnification agreements and its Bylaws to provide advances of funds for legal fees and other expenses, and expects additional requests in connection with the investigation and related litigation. The Company has not recorded any liability for these matters as of March 31, 2017 as it cannot estimate the ultimate outcome at this time but has expensed advances made through March 31, 2017. The Company has maintained directors and officers insurance, from which a portion of these expenses may be recoverable, though we have not recorded an insurance receivable as of March 31, 2017.

As of March 31, 2017, we had outstanding fixed capital commitments of approximately $184 million related to our India real estate development program to build new Company owned state-of-the-art technology global delivery centers.

Note 11— Related Party Transactions
Brackett B. Denniston, III, has been the Interim General Counsel and an executive officer of the Company since December 2016. Mr. Denniston is also a Senior Counsel at the law firm of Goodwin Procter LLP, or Goodwin. During the three months ended March 31, 2017, Goodwin performed legal services for the Company for which it earned approximately $2 million. Goodwin has continued to perform such legal services since March 31, 2017 through the date of this filing. Goodwin did not perform any services for the Company during the three months ended March 31, 2016. The provision of legal services by Goodwin was reviewed and approved by our Audit Committee at the time Mr. Denniston was appointed an executive officer of the Company.

Note 12 — Segment Information
Our reportable segments are:

•	Financial Services, which consists of our banking and insurance operating segments;

•	Healthcare, which consists of our healthcare and life sciences operating segments;

•
Products and Resources (previously referred to as Manufacturing/Retail/Logistics), which consists of our retail and consumer goods, manufacturing and logistics, travel and hospitality, and energy and utilities operating segments;

•	Communications, Media and Technology (previously referred to as Other), which includes our communications and media operating segment and our technology operating segment.
Our sales managers, account executives, account managers and project teams are aligned in accordance with the specific industries they serve. Our chief operating decision maker evaluates the Company’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenues and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the global delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, a portion of depreciation and amortization, costs related to our realignment program and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit and are separately disclosed as “unallocated costs” and adjusted only against our total income from operations. Additionally, management has determined that it is not practical to allocate identifiable assets by segment, since such assets are used interchangeably among the segments.
Revenues from external customers and segment operating profit, before unallocated expenses, by reportable segment were as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Revenues:
Financial Services	$1,376	$1,286
Healthcare	1,003	914
Products and Resources	737	633
Communications, Media and Technology	430	369
Total revenue	$3,546	$3,202

Segment Operating Profit:
Financial Services	$391	$423
Healthcare	273	295
Products and Resources	203	219
Communications, Media and Technology	121	122
Total segment operating profit	988	1,059
Less: unallocated costs	418	505
Income from operations	$570	$554

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Revenues: (1)
North America(2)	$2,761	$2,497
United Kingdom	274	299
Rest of Europe	285	226
Europe - Total	559	525
Rest of World (3)	226	180
Total	$3,546	$3,202

	As of
	March 31, 2017	December 31, 2016
	(in millions)
Long-lived Assets: (4)
North America(2)	$286	$279
Europe	53	52
Rest of World (3)(5)	967	980
Total	$1,306	$1,311
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(5)	Substantially all of these long-lived assets relate to our operations in India.

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

•
Selectively targeting higher margin work within our core business and unifying our delivery capabilities to allow for more cost-conscious delivery, leveraging automation and scale, improving our utilization and optimizing our pyramid.

In 2017, we began realigning our business by executing on the above strategies and improving the overall efficiency of our operations, with the goal of achieving 22% non-GAAP operating margin1 in 2019 while continuing to drive revenue growth. During the first quarter of 2017, we incurred severance costs related to the realignment and advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs. These costs are excluded from non-GAAP operating margin1 and non-GAAP diluted earnings per share1 in the first quarter of 2017.

In May 2017, as part of the realignment, we announced a voluntary separation program for certain groups of employees, which we expect to result in severance costs primarily in the second quarter of 2017. Since the separation program is entirely voluntary, we cannot estimate the total costs related to this program at the time of this filing. The total costs related to the realignment, which will consist primarily of severance costs under the voluntary separation program, advisory fees and lease termination costs, are expected to be incurred primarily in 2017 and will continue to be excluded from non-GAAP operating margin1 and non-GAAP diluted earnings per share1.

We have initiated a capital return plan that includes a combination of stock repurchases and cash dividends. As part of this plan, we entered into accelerated stock repurchase agreements, referred to collectively as the ASR, of $1.5 billion in March 2017 and declared a cash dividend of $0.15 per share with a record date of May 22, 2017 and a payment date of May 31, 2017.

_______________

1
Non-GAAP income from operations and Non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

There can be no assurances that we will be successful in achieving the objectives of these plans or that other factors beyond our control, including the various risks set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, will not cause us to fail to achieve the targeted improvements.

The following table sets forth summarized operating results for the three months ended March 31, 2017 and 2016:

					Increase (Decrease)
	2017		2016		$	%
	(Dollars in millions, except per share data)
Revenues	$3,546		$3,202		$344	10.7
Income from operations and operating margin	570	16.1%	554	17.3%	16	2.9
Net income	557		441		116	26.3
Diluted earnings per share	0.92		0.72		0.20
Other Financial Information[2]
Non-GAAP income from operations and Non-GAAP operating margin	669	18.9%	637	19.9%	32	5.0
Non-GAAP diluted earnings per share	0.84		0.80		0.04

The key drivers of our revenue growth during the three months ended March 31, 2017 as compared to March 31, 2016 were as follows:

•
Solid performance in our Communications, Media and Technology (previously referred to as Other) and Products and Resources (previously referred to as Manufacturing/Retail/Logistics) business segments with revenue growth of 16.5% and 16.4%, respectively;

•	Revenues in our Healthcare business segment grew 9.7% as demand continues to be affected by uncertainty in the regulatory environment;

•	Revenues in our Financial Services business segment grew 7.0% as our banking customers continue to manage their spending under the current macroeconomic conditions;

•	Sustained strength in the North American market where revenues grew 10.6%;

•	Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets.

◦
In Europe, we experienced revenue growth of 6.5%, after a negative currency impact of 7.4%. Our revenues from customers in the United Kingdom declined 8.4%, after a negative currency impact of 11.2%. Revenues from our Rest of Europe customers, which included revenues from new strategic customers acquired in the fourth quarter of 2016, increased 26.1%, after a negative currency impact of 2.4%;

◦	Revenues from our Rest of World customers increased 25.6% with an immaterial currency impact;

•	Increased customer spending on discretionary projects;

•	Expansion of our service offerings, including consulting and digital services, next-generation IT solutions and platform-based solutions;

•	Continued expansion of the market for global delivery of technology and business process services; and

•	Increased penetration at existing customers, including strategic customers.

_______________

2
Non-GAAP income from operations and Non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Our customers seek to meet a dual mandate of achieving more efficient and effective operations, while investing in digital technologies that are reshaping their business models. Increasingly, the relative emphasis among our customers is shifting towards investment and innovation, as reflected in accelerated demand for our digital services. We also saw an increase in demand for larger, more complex projects that are transformational for our customers, including managed services contracts. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater variability in our period to period operating results. We increased the number of strategic customers by 7 during the quarter, bringing the total number of our strategic customers to 336. We define a strategic customer as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.

Our operating margin decreased to 16.1% for the quarter ended March 31, 2017 from 17.3% for the quarter ended March 31, 2016, while our non-GAAP operating margin for the same period decreased to 18.9%3 from 19.9%3. The decreases in both our GAAP and non-GAAP operating margins were due to an increase in compensation and benefits costs (net of lower incentive-based compensation) and increases in certain operating and professional costs, partially offset by a decrease in immigration expense.

As previously disclosed, the Company is conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. In September 2016, we voluntarily notified the Department of Justice, or DOJ, and the Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been recorded improperly. In the second half of 2016, we recorded an out-of-period correction related to $4 million of such payments that were previously capitalized that should have been expensed. There were no additional adjustments recorded during the three months ended March 31, 2017 related to the amounts under investigation.

In 2016, there were putative securities class action complaints filed, naming us and certain of our current and former officers as defendants and alleging violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Additionally, in 2016 and February and April 2017, putative shareholder derivative complaints were filed, naming us, certain of our directors and certain of our current and former officers as defendants. See the section titled "Part II, Item 1. Legal Proceedings."
During the quarter ended March 31, 2017, we incurred $14 million in costs related to the FCPA investigation and related lawsuits. We expect to continue to incur expenses related to these matters for the remainder of 2017 and future periods, including with respect to remediating the material weakness in our internal control over financial reporting.

The effective income tax rate decreased to 14.2% for the three months ended March 31, 2017 from 25.1% for the three months ended March 31, 2016. The decrease in our effective income tax rate was primarily attributed to the recognition in the first quarter of 2017 of an income tax benefit previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million. The recognition of these benefits in the first quarter of 2017 was based on management’s reassessment regarding whether certain unrecognized tax benefits met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefits.

We finished the first quarter of 2017 with approximately 261,200 employees, which is an increase of approximately 28,200 as compared to March 31, 2016. The increase in the number of our service delivery staff and the related infrastructure costs to meet the demand for our services are the primary drivers of the increase in our operating expenses in 2017. Annualized turnover, including both voluntary and involuntary, was approximately 14.7% for the three months ended March 31, 2017. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at customers are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff.

_______________

3
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

During the remainder of 2017, barring any unforeseen events, we expect the following factors to affect our business and our operating results:

•	Demand from our customers for digital services;

•	Our customers' dual mandate of simultaneously achieving cost savings while investing in transformation and innovation;

•	Continued focus by customers on directing technology spending towards cost containment projects, such as application maintenance, infrastructure services and business process services;

•	Secular changes driven by evolving digital technologies and regulatory changes, including potential regulatory changes with respect to immigration and taxes;

•	Demand from our healthcare customers may continue to be negatively affected by the uncertainty in the regulatory environment;

•	Discretionary spending by our retail customers may be affected by weakness in the retail sector;

•	Legal fees and other expenses related to the internal investigation and related matters as described above;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the U.S. and world economies, including as a result of recent changes in the government administrations in the United States and elsewhere.
In response to this environment, we plan to:

•	Continue to invest in our digital practice areas of focus across industries and geographies;

•	Continue to invest in our talent base, including through local hiring and re-skilling, and new service offerings, including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall technology spend by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, the Asia Pacific region and Latin America, where we believe there are opportunities to gain market share;

•	Increase our strategic customer base across all of our business segments;

•
Pursue strategic acquisition opportunities that we believe add new technologies, including digital technologies, or platforms that complement our existing services, improve our overall service delivery capabilities, and/or expand our geographic presence;

•	Focus on operating discipline in order to appropriately manage our cost structure; and

•	Locate most of our new development center facilities in tax incentivized areas.

Business Segments
Our reportable segments are:

•	Financial Services, which consists of our banking and insurance operating segments;

•	Healthcare, which consists of our healthcare and life sciences operating segments;

•
Products and Resources (previously referred to as Manufacturing/Retail/Logistics), which consists of our retail and consumer goods, manufacturing and logistics, travel and hospitality, and energy and utilities operating segments;

•	Communications, Media and Technology (previously referred to as Other), which includes our communications and media operating segment and our technology operating segment.
Our chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each operating segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenues and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the global delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, a portion of depreciation and amortization, costs related to our realignment program and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit.

We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended March 31, 2017 and 2016. In addition, the services we provide to our larger customers are often critical to the operations of such customers and we believe that a termination of our services would require an extended transition period with gradually declining revenues.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth, for the periods indicated, certain financial data for the three months ended March 31:

		% of		% of	Increase / Decrease
	2017	Revenues	2016	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$3,546	100.0	$3,202	100.0	$344	10.7
Cost of revenues(1)	2,194	61.9	1,915	59.8	279	14.6
Selling, general and administrative expenses(1)	686	19.3	646	20.2	40	6.2
Depreciation and amortization expense	96	2.7	87	2.7	9	10.3
Income from operations	570	16.1	554	17.3	16	2.9
Other income (expense), net	79		35		44	125.7
Income before provision for income taxes	649	18.3	589	18.4	60	10.2
Provision for income taxes	(92)		(148)		56	(37.8)
Net income	$557	15.7	$441	13.8	$116	26.3
Diluted earnings per share	$0.92		$0.72		$0.20

Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$669	18.9	$637	19.9	$32	5.0
Non-GAAP diluted earnings per share	$0.84		$0.80		$0.04
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall. The increase in revenues was primarily attributed to services related to integration of digital technologies that are reshaping our customers' business and operating models, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall technology and operations costs and continued penetration in all our geographic markets. Revenues from customers added since March 31, 2016 were $138 million and represented 40.1% of the period over period revenue increase. Foreign currency exchange movements negatively impacted year-over-year revenue growth by $35 million, or 1.1%, primarily due to the weakening of the British pound.
Our consulting and technology services revenues for the three months ended March 31, 2017 increased by 10.6% compared to the three months ended March 31, 2016 and represented 57.8% of total revenues for the three months ended March 31, 2017. Our outsourcing services revenues for the three months ended March 31, 2017 increased by 10.9% and constituted 42.2% of total revenues for the three months ended March 31, 2017.
Revenues from our top customers were as follows:

	Three Months Ended March 31,
	2017	2016
Revenues from top five customers as a percentage of total revenues	9.0%	10.5%
Revenues from top ten customers as a percentage of total revenues	15.1%	17.7%
As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

Revenues - Reportable Segments. Revenues by reportable business segment were as follows for the three months ended March 31:

	2017	2016	Increase
			$	%
	(Dollars in millions)
Financial Services	$1,376	$1,286	$90	7.0
Healthcare	1,003	914	89	9.7
Products and Resources	737	633	104	16.4
Communications, Media and Technology	430	369	61	16.5
Total revenues	$3,546	$3,202	$344	10.7

Revenues from our Financial Services segment grew 7.0% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Growth was stronger among our insurance customers where revenues increased by $52 million as compared to an increase of $38 million for our banking customers. In this segment, revenues from customers added since March 31, 2016 were $22 million and represented 24.4% of the period over period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies that are reshaping our customers' business and operating models, cost optimization, robotic process automation, cyber security and vendor consolidation. Our banking customers continue to manage their spending under the current macroeconomic conditions affecting the industry.

Revenues from our Healthcare segment grew 9.7% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Growth was stronger among our life sciences customers, where revenues increased by $41 million as compared to an increase of $48 million for our healthcare customers. Revenues from customers added since March 31, 2016 were $20 million and represented 22.5% of the period over period revenue increase in this segment. The increase in revenues from our life sciences customers was driven by a growing demand for a broader range of services, including business process services, advanced data analytics and solutions that span multiple service lines while leveraging cloud technologies and platforms. The demand for our services has been and may continue to be affected by uncertainty in the regulatory environment. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.

Revenues from our Products and Resources segment (previously referred to as Manufacturing/Retail/Logistics) grew 16.4% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Revenue growth in this segment was strongest among our energy and utilities customers and manufacturing and logistics customers, where revenues increased by a combined $91 million, including revenues from new strategic customers acquired in the fourth quarter of 2016. Revenues from our retail and consumer goods customers and travel and hospitality customers increased by a combined $13 million. Revenues from customers added since March 31, 2016 were $85 million, representing 81.7% of the period over period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies that are reshaping our customers' business and operating models, as well as growing demand for analytics, supply chain consulting, implementation initiatives, product transformation, internet of things and omni channel commerce implementation and integration services. Discretionary spending by our retail customers has been and may continue to be affected by weakness in the retail sector.

Revenues from our Communications, Media and Technology segment (previously referred to as Other) grew 16.5% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. In the first quarter of 2017, growth within this segment was driven by the increased adoption of digital technologies, digital content operations and an expanded range of services, such as business process services. Revenue growth was $39 million among our communications and media customers and $22 million among our technology customers. Revenues from customers added since March 31, 2016 were $11 million and represented 18.0% of the period over period revenue increase in this segment.

Revenues - Geographic Markets. Revenues by geographic market were as follows for the three months ended March 31:

	2017	2016	Increase (Decrease)
			$	%
	(Dollars in millions)
North America	$2,761	$2,497	$264	10.6
United Kingdom	274	299	(25)	(8.4)
Rest of Europe	285	226	59	26.1
Europe - Total	559	525	34	6.5
Rest of World	226	180	46	25.6
Total revenues	$3,546	$3,202	$344	10.7
North America continues to be our largest market, representing 77.9% of total revenues for the first quarter of 2017, and accounting for $264 million of the $344 million total revenue increase from the first quarter of 2016. Revenue growth in Europe and Rest of World markets was driven by an increase in demand for an expanded range of services, such as business process services, customer adoption and integration of digital technologies that are reshaping our customers' business and operating models. Revenues from our customers in Europe grew 6.5%, after a negative currency impact of 7.4%. Specifically, within the United Kingdom we experienced a decrease in revenues of 8.4%, after a negative currency impact of 11.2% while revenues from our Rest of Europe customers, including revenues from new strategic customers acquired in the fourth quarter of 2016, increased 26.1% after a negative currency impact of 2.4%. Revenue growth from our United Kingdom customers has been negatively affected by the current macroeconomic conditions, including the weakening of the British pound and uncertainty in the markets due to the results of the Brexit Referendum. Revenues from our Rest of World customers grew 25.6% with an immaterial currency impact in the first quarter of 2017, and was primarily driven by the Australia and India markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel and subcontracting expense. Our cost of revenues increased by 14.6% during the first quarter of 2017 as compared to the first quarter of 2016. The increase was due primarily to higher compensation and benefits costs (net of lower incentive-based compensation) and professional service costs. For the three months ended March 31, 2017, compensation and benefit costs, including incentive-based compensation, increased by $220 million, primarily as a result of the increase in the number of our service delivery personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 6.7% during the first quarter of 2017 as compared to the first quarter of 2016. Selling, general and administrative expenses, including depreciation and amortization, decreased as a percentage of revenues to 22.1% in the first quarter of 2017 as compared to 22.9% in the first quarter of 2016. The decrease as a percentage of revenues was due primarily to lower compensation and benefits costs (including lower incentive-based compensation) and lower immigration expenses, partially offset by an increase in professional service costs, primarily related to the FCPA investigation and related lawsuits.

Income from Operations and Operating Margin - Overall. Income from operations increased 2.9% in the first quarter of 2017 as compared to the first quarter of 2016. Our operating margin decreased to 16.1% for the quarter ended March 31, 2017 from 17.3% for the quarter ended March 31, 2016, primarily due to an increase in compensation and benefits costs (net of lower incentive-based compensation) and increases in certain operating and professional costs, partially offset by a decrease in immigration expense. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 13 basis points or 0.13 percentage points in the three months ended March 31, 2017. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended March 31, 2017, the settlement of our cash flow hedges positively impacted our operating margin by approximately 56 basis points or 0.56 percentage points as compared to a negative impact of approximately 8 basis points or 0.08 percentage points during the three months ended March 31, 2016.

For the three months ended March 31, 2017 and 2016, our non-GAAP operating margins were 18.9%4 and 19.9%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense, acquisition-related charges and, for the three months ended March 31, 2017, realignment charges.

Segment Operating Profit. Segment operating profits were as follows for the three months ended March 31:

			Increase (Decrease)
	2017	2016	$	%
	(Dollars in millions)
Financial Services	$391	$423	$(32)	(7.6)
Healthcare	273	295	(22)	(7.5)
Products and Resources	203	219	(16)	(7.3)
Communications, Media and Technology	121	122	(1)	(0.8)
Total segment operating profit	988	1,059	(71)	(6.7)
Less: unallocated costs	418	505	(87)	(17.2)
Income from operations	$570	$554	$16	2.9

Across all our business segments, operating profits decreased as a percentage of revenues due to headcount growth outpacing revenue growth. The decrease in unallocated costs is attributable to lower incentive-based compensation in 2017 as compared to the 2016 period.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended March 31:

	2017	2016	Increase/ Decrease
	(in millions)
Foreign currency exchange gains	$62	$12	$50
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(10)	(3)	(7)
Net foreign currency exchange gains	52	9	43
Interest income	32	31	1
Interest expense	(6)	(5)	(1)
Other, net	1	—	1
Total other income (expense), net	$79	$35	$44

The foreign currency exchange gains were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets and liabilities. As of March 31, 2017, the notional value of our undesignated hedges was $412 million.

_______________

4
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Provision for Income Taxes. The provision for income taxes decreased to $92 million during the three months ended March 31, 2017 from $148 million during the three months ended March 31, 2016. The effective income tax rate decreased to 14.2% for the three months ended March 31, 2017 from 25.1% for the three months ended March 31, 2016. The decrease in our effective income tax rate was primarily attributed to the recognition in the first quarter of 2017 of an income tax benefit previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million. The recognition of these benefits in the first quarter of 2017 was based on management’s reassessment regarding whether certain unrecognized tax benefits met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefits.

Net Income. Net income increased to $557 million for the three months ended March 31, 2017 from $441 million for the three months ended March 31, 2016, representing 15.7% and 13.8% of revenues, respectively. The increase in net income as a percentage of revenues is primarily due to the increase in net foreign currency exchange gains and decrease in provision for income taxes, partially offset by the decrease in operating margin.

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

Our non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense, acquisition-related charges and, in 2017, realignment charges. Our definition of non-GAAP diluted earnings per share excludes net non-operating foreign currency exchange gains or losses, and, in the first quarter of 2017, the effect of recognition of an income tax benefit previously unrecognized in our consolidated financial statements related to a specific uncertain tax position, in addition to excluding stock-based compensation expense, acquisition-related charges and, in 2017, realignment charges. Our non-GAAP diluted earnings per share is additionally adjusted for the income tax impact of the above items, as applicable. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred.

We believe providing investors with an operating view consistent with how we manage the Company provides enhanced transparency into the operating results of the Company. For our internal management reporting and budgeting purposes, we use non-GAAP financial measures for financial and operational decision making, to evaluate period-to-period comparisons, to determine portions of the compensation for our executive officers and for making comparisons of our operating results to those of our competitors. Therefore, it is our belief that the use of non-GAAP financial measures excluding these costs provides a meaningful supplemental measure for investors to evaluate our financial performance. Accordingly, we believe that the presentation of non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share, when read in conjunction with our reported GAAP results, can provide useful supplemental information to our management and investors regarding financial and business trends relating to our financial condition and results of operations.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended March 31:

	2017	% of Revenues	2016	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$570	16.1	$554	17.3
Add: Stock-based compensation expense	54	1.5	54	1.7
Add: Acquisition-related charges (1)	34	1.0	29	0.9
Add: Realignment charges (2)	11	0.3	—	—
Non-GAAP income from operations and non-GAAP operating margin	$669	18.9	$637	19.9

GAAP diluted earnings per share	$0.92		$0.72
Effect of above operating adjustments, net of tax (3)	0.10		0.10
Effect of non-operating foreign currency exchange (gains) losses, net of tax (4)	(0.09)		(0.02)
Effect of recognition of income tax benefit related to an uncertain tax position (5)	(0.09)		—
Non-GAAP diluted earnings per share	$0.84		$0.80
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

(2)
Realignment charges include severance costs, lease termination costs, and advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs, as applicable.

(3)	The non-GAAP income tax benefits related to stock-based compensation expense were $21 million and $12 million for the three months ended March 31, 2017 and 2016, respectively.
The non-GAAP income tax benefits related to acquisition-related charges were $12 million and $11 million for the three months ended March 31, 2017 and 2016, respectively.
The non-GAAP income tax benefits related to realignment charges were $4 million for the three months ended March 31, 2017.

(4)
Non-operating foreign currency exchange gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes. The non-GAAP pre-tax non-operating foreign currency exchange gains were $52 million and $9 million for the three months ended March 31, 2017 and 2016, respectively, with related incremental non-GAAP income tax benefits of $5 million and $1 million, respectively. The effective tax rate related to the reported non-operating foreign currency exchange gains and losses varies depending on the jurisdictions in which such gains and losses are generated and the statutory rates applicable in those jurisdictions.

(5)
During the three months ended March 31, 2017, we recognized an income tax benefit previously unrecognized in our consolidated financial statements related to a specific uncertain tax position of $55 million. The recognition of the benefit in the first quarter of 2017 was based on management’s reassessment regarding whether this unrecognized tax benefit met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefit.

Liquidity and Capital Resources

Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of March 31, 2017, we had cash, cash equivalents and short-term investments of $4,274 million and additional available capacity under our revolving credit facility of approximately $400 million. The following table provides a summary of our cash flows for the three months ended March 31:

	2017	2016	Increase / Decrease
	(in millions)
Net cash from operating activities	$277	$72	$205
Net cash provided by (used in) investing activities	91	(228)	319
Net cash (used in) financing activities	(1,124)	(471)	(653)

Operating activities. The increase in cash generated from operating activities was primarily attributable to lower incentive-based compensation payments in the first quarter of 2017 as compared to the same period in 2016. Trade accounts receivable increased to $2,644 million at March 31, 2017 from $2,556 million at December 31, 2016. Unbilled accounts receivable increased to $395 million at March 31, 2017 from $349 million at December 31, 2016. The increase in trade accounts receivable and unbilled receivables as of March 31, 2017 as compared to December 31, 2016 was primarily due to increased revenues.

We monitor turnover, aging and the collection of accounts receivable by customer. Our days sales outstanding calculation includes billed and unbilled accounts receivable, net of allowance for doubtful accounts, reduced by the uncollected portion of our deferred revenue. Our days sales outstanding as of March 31, 2017 was 72 days, flat when compared to December 31, 2016, and lower as compared to 74 days as of March 31, 2016.

Investing activities. The net cash generated by investing activities in the first quarter of 2017 is primarily related to net investment sales in 2017 as compared to net investment purchases in the first quarter of 2016. Additionally, cash used for acquisitions was lower in 2017 as compared to the same period in 2016.

Financing activities. The increase in cash used in financing activities in the 2017 period is primarily attributable to repurchases of common stock under the ASR in the first quarter of 2017, partially offset by borrowings under the revolving credit facility in the first quarter of 2017 as compared to repayments of notes under our revolving credit facility in the same period in 2016.

In 2014, we entered into a credit agreement with a commercial bank syndicate, or, as amended, the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature in November 2019. As of March 31, 2017, we had $862 million outstanding under the term loan and $350 million outstanding loans under the revolving credit facility.

The Credit Agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the Credit Agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of March 31, 2017, we were in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2017 and through the date of this filing.
We have initiated a plan to return $3.4 billion to stockholders over the next two years through a combination of stock repurchases and cash dividends. As part of this plan, we entered into a $1.5 billion ASR in March 2017 and declared a cash dividend of $0.15 per share with a record date of May 22, 2017 and a payment date of May 31, 2017. The up-front payments related to the ASR were funded with cash on hand in the U.S. and borrowings under the revolving credit facility. We intend to repurchase an additional $1.2 billion of shares during 2017 and 2018. Stock repurchases may be made from time to time through open-market purchases and through the use of Rule 10b5-1 plans and/or by other means.

Our Board of Directors intends to continue to review the capital return plan, considering our financial performance, economic outlook, regulatory changes and any other relevant factors. The Board of Directors’ determinations regarding dividends and share repurchases will depend on a variety of factors, including our net income, cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. As these factors may change over the course of the year, the amount of stock repurchase activity and actual amount of dividends declared by our Board of Directors, if any, during any particular period cannot be predicted and may fluctuate from time to time. There can be no guarantee that we will achieve the objective of our announced capital return plan in the amounts or on the expected time frame that we have indicated, or at all.
We believe the combination of our U.S. cash on hand, U.S. cash flows and ability to borrow under both existing and future debt arrangements continues to be sufficient to fund our current domestic operations and obligations, including debt service, future share repurchases and quarterly cash dividends. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business, including debt repayments, and due to other reasons, such as acquisition-related activities. The Company’s U.S. operations historically have generated and are expected to continue to generate substantial cash flows. In circumstances where the Company has additional cash requirements in the United States, we have several additional liquidity options available to meet those requirements. These options may include borrowing additional funds, including borrowings under our committed revolving credit facility or a new syndicated lending facility should we seek one, temporarily utilizing intercompany loans with certain foreign subsidiaries on a limited basis and repatriating certain of our foreign earnings. Additionally, we believe we have access to the credit and equity markets and could borrow additional funds under acceptable terms and conditions or raise additional capital through an equity transaction.

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of March 31, 2017, $3,790 million of our cash, cash equivalents and short-term investments were held outside the United States. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. We intend to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate these amounts to fund our liquidity needs in the United States. In reaching this conclusion, we considered our capital needs in the United States, the available sources of liquidity in the United States and our growth plans outside the United States. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, which may lead us to repatriate foreign earnings. This may result in an additional provision for income taxes, which could materially affect our future effective income tax rate. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.
We expect our operating cash flow, cash and investment balances, and available capacity under our revolving credit facility to be sufficient to meet our operating requirements, including costs related to realignment, for the next twelve months. Our ability to expand and grow our business in accordance with current plans, to make acquisitions and form joint ventures, to meet our long term capital requirements and to execute our announced capital return plan beyond a twelve month period will depend on many factors, including the rate, if any, at which our cash flow increases, our ability and willingness to accomplish acquisitions and joint ventures with capital stock, our continued intent not to repatriate foreign earnings, and the availability of public and private debt and equity financing. We cannot be certain that additional financing, if required, will be available on terms and conditions acceptable to us, if at all.

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
We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been recorded improperly. See Note 10 to our unaudited condensed consolidated financial statements.

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Under a stipulation filed by the parties on February 23, 2017, defendants have until June 6, 2017 to answer or move to dismiss the consolidated amended complaint.

On October 31, 2016, November 15, 2016, and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers as defendants. On January 24, 2017, the New Jersey Superior Court, Bergen County, consolidated the three putative shareholder derivative actions filed in that court into a single action and appointed lead plaintiff and lead counsel. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On March 16, 2017, the parties filed a stipulation deferring all further proceedings pending a final, non-appealable ruling on the anticipated motion to dismiss the consolidated putative securities class action. On April 26, 2017, in lieu of ordering the stipulation filed by the parties, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future. On February 22, 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed in the United States District Court for the District of New Jersey, naming us and certain of our directors as defendants. On April 5, 2017, the United States District Court for the District of New Jersey entered an order staying all proceedings pending a final, non-appealable ruling on the anticipated motion to dismiss the consolidated putative securities class action. On April 7, 2017, a fifth putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions, but also adds a claim for violations of the federal securities laws against the individual defendants. All of the putative shareholder derivative complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief.
We are presently unable to predict the duration, scope or result of the internal investigation, any investigations by the DOJ or the SEC, the consolidated putative securities class action, the putative shareholder derivative actions or any other lawsuits. As such, we are presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, and thus have not recorded any accruals related to these matters. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. We expect to incur additional expenses related to remedial measures, and may incur additional expenses related to fines. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain. As such, these matters could have a material adverse effect on our business, results of operations, cash flows or our financial condition.
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

The Company has indemnification and expense advancement obligations pursuant to its Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, the Company has received requests under such indemnification agreements and its Bylaws to provide advances of funds for legal fees and other expenses, and expects additional requests in connection with the investigation and related litigation. The Company has not recorded any liability for these matters as of March 31, 2017 as it cannot estimate the ultimate outcome at this time but has expensed advances made through March 31, 2017. The Company has maintained directors and officers insurance, from which a portion of these expenses may be recoverable, though we have not recorded an insurance receivable as of March 31, 2017. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification agreements described here.

As of March 31, 2017, we had outstanding fixed capital commitments of approximately $184 million related to our India real estate development program to build new Company owned state-of-the-art technology global delivery centers.

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as 77.9% of our revenues for the three months ended March 31, 2017 were generated from customers located in North America. Revenues from our customers in the United Kingdom, Rest of Europe and Rest of World represented 7.7%, 8.0% and 6.4%, respectively, of our 2017 revenues. Accordingly, our operating results outside the United States may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar. In particular, the results of the Brexit Referendum and its effect on the British pound may subject us to increased volatility in foreign currency exchange rate movements.

A portion of our costs in India, representing approximately 22.4% of our global operating costs for the three months ended March 31, 2017, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the three months ended March 31, 2017, we reported foreign currency exchange gains, exclusive of hedging gains or losses, of $62 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee and British pound, in our foreign subsidiaries.

We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Our Indian subsidiaries, collectively referred to as Cognizant India, convert U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the three months ended March 31, 2017, we reported gains of $20 million on contracts that settled during this period. As of March 31, 2017, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2017	$975	71.6
2018	1,020	73.8
Total	$1,995	72.7

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets and liabilities. We entered into a series of foreign exchange forward contracts scheduled to mature in 2017 which are used to hedge our foreign currency denominated net monetary assets and liabilities. At March 31, 2017, the notional value of the outstanding contracts was $412 million and the related fair value was a liability of $12 million. During the three months ended March 31, 2017, inclusive of $10 million of losses on these undesignated balance sheet hedges, we reported net foreign currency exchange gains of $52 million.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the three months ended March 31, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for certain fixed price contracts, the allowance for doubtful accounts, income taxes, valuation of goodwill and other long-lived assets, valuation of investments and derivative financial instruments, assumptions used in valuing stock-based compensation arrangements, business combinations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual amounts may differ from the estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K. Our significant accounting policies are described in Note 1 to the audited consolidated financial statements included in our 2016 Annual Report on Form 10-K. There have been no material changes to the aforementioned critical accounting estimates and policies during the quarter.

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
Such forward-looking statements may be included in various filings made by us with the Securities and Exchange Commission, or press releases or oral statements made by or with the approval of one of our authorized executive officers. These forward-looking statements, such as statements regarding anticipated future revenues or operating margins, contract percentage completions, earnings, capital expenditures, liquidity, access to capital, capital return plan, investment strategies, cost management, realignment program, plans and objectives, including those related to our digital practice areas, investment in our business and potential acquisitions, industry trends, customer behaviors and trends, and the ongoing internal investigation and other statements regarding matters that are not historical facts, are based on our current expectations, estimates and projections, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Actual results, performance, achievements and outcomes could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including:

•	Competition from other service providers;

•	The risk that we may not be able to achieve targeted improvements in our operating margin and level of profitability, or that our operating margin and profitability may decline;

•	The risk of liability or damage to our reputation resulting from security breaches;

•	Any possible failure to comply with or adapt to changes in data protection and privacy laws;

•	The loss of customers, especially as a few customers account for a large portion of our revenues;

•	The risk that we may not be able to keep pace with the rapidly evolving technological environment;

•	The rate of growth in the use of technology in business and the type and level of technology spending by our customers;

•	Mispricing of our services, especially on our fixed-price contracts;

•
Risks associated with our ongoing internal investigation into possible violations of the FCPA and similar laws, including the cost of such investigation and any sanctions, fines or remedial measures that may be imposed by the DOJ or SEC, additional expenses related to remedial measures, the costs of defending and/or settling and possible judgments against us that may result from associated lawsuits against us and any possible impact on our ability to timely file the required reports with the SEC;

•
Risks associated with our identified material weakness in internal control over financial reporting and any other failure to maintain effective internal controls, including any potential future findings of control deficiencies through the internal investigation, as we acquire and integrate other companies or otherwise;

•	Our inability to successfully acquire or integrate target companies;

•	System failure or disruptions in our communications or information technology;

•	The risk that we may lose key executives and not be able to enforce non-competition agreements with them;

•	Competition for hiring highly-skilled technical personnel;

•	Possible failure to provide business solutions and deliver complex and large projects for our customers;

•	The risk of reputational harm to us;

•	Our revenues being highly dependent on customers concentrated in certain industries, including financial services and healthcare, and located primarily in the United States and Europe;

•	The risk that we may not be able to pay dividends or repurchase shares in accordance with our announced capital return plan, or at all;

•	The risks associated with the incurrence of indebtedness as we anticipate incurring additional indebtedness to help fund our announced capital return plan;

•	Risks relating to our global operations, including our operations in India;

•	The effects of fluctuations in the Indian rupee and other currency exchange rates;

•	The effect of our use of derivative instruments;

•	The possibility that we may be required, as a result of our indebtedness, or otherwise choose to repatriate foreign earnings or that our foreign earnings or profits may become subject to U.S. taxes;

•	The possibility that we may lose certain tax benefits provided to companies in our industry by the Indian government;

•	The risk that we may not be able to enforce or protect our intellectual property rights, or that we may infringe upon the intellectual property rights of others;

•	Changes in domestic and international regulations and legislation relating to immigration and anti-outsourcing;

•	Increased regulation of the financial services and healthcare industries, as well as other industries in which our customers operate;

•	The Brexit Referendum and any negative effects on global economic conditions, financial markets and our business;

•	The recent U.S. presidential election and related regulatory uncertainties, including in the areas of outsourcing, immigration and taxes;

•	The risk of war, terrorist activities, pandemics and natural disasters; and

•	The factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, including this report in the section titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2016. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of March 31, 2017, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2017	$975	71.6
2018	1,020	73.8
Total	$1,995	72.7

As of March 31, 2017, the net unrealized gain on our outstanding foreign exchange forward contracts designated as cash flow hedges was $155 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2017, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $207 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets and liabilities. We entered into a series of foreign exchange forward contracts scheduled to mature in 2017 which are used to hedge our foreign currency denominated net monetary assets and liabilities. At March 31, 2017, the notional value of the outstanding contracts was $412 million and the related fair value was a liability of $12 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2017, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $4 million.

In 2014, we entered into the Credit Agreement providing for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature on November 20, 2019. As of March 31, 2017, we had $862 million outstanding under the term loan and $350 million outstanding loans under the revolving credit facility. The Credit Agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 10% change in interest rates, with all other variables held constant, would have resulted in a 4.0% change to our reported interest expense for the three months ended March 31, 2017.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our trading and available-for-sale investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of March 31, 2017, our short-term and long-term investments were $2,966 million and $110 million, respectively. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities, Indian rupee denominated commercial paper, Indian rupee denominated international corporate bonds and government debt securities, U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included securities backed by auto loans, credit card receivables, and other receivables. Our long-term investments are comprised of held-to-maturity corporate and other debt securities as well as equity and cost method investments.

In addition, our cash, cash equivalents and short-term investments are subject to market risk from changes in interest rates. As of March 31, 2017, a 10% change in interest rates, with all other variables held constant, would result in a change in the fair value of our available-for-sale investment securities of approximately $4 million.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.

Item 4.    Controls and Procedures.

Background and Internal Investigation

As previously disclosed, the Company is conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In 2016, through the internal investigation, we discovered that certain members of senior management may have participated in or been aware of the making of potentially improper payments and failed to take action to prevent the making of potentially improper payments by either overriding or failing to enforce the controls established by the Company relating to real estate and procurement principally in connection with permits for certain facilities in India. Such actions would be inconsistent with the standards and tone at the top to which our Board of Directors and senior management are committed and would be in violation of the Company’s written code of conduct and procedures established in part to detect and prevent improper payments. Based on the results of the investigation to date, the members of senior management who may have participated in or been aware of the making of the identified potentially improper payments and failed to take action to prevent the making of the identified potentially improper payments are no longer with the Company or in a senior management position.
As a result of the foregoing, as disclosed in our 2016 Annual Report on Form 10-K, we determined that a material weakness in our internal control over financial reporting existed as of December 31, 2016. Our management has concluded that we continued to have a material weakness in our internal control over financial reporting as of March 31, 2017. However, based on the results of the investigation to date, no material adjustments, restatement or other revisions to our previously issued financial statements are required.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2017.
We have identified a material weakness in our internal control over financial reporting, as described further below. Based on the evaluation of the design and effectiveness of our disclosure controls and procedures, and as a result of the material weakness described below, our chief executive officer and chief financial officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were not effective.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on the results of the internal investigation to date and remedial actions taken through March 31, 2017, we concluded that a material weakness continued to exist as of March 31, 2017 as we did not maintain an effective internal control environment. Specifically, we did not maintain an effective tone at the top as certain members of senior management may have participated in or failed to take action to prevent the making of potentially improper payments by either overriding or failing to enforce the controls established by the Company relating to real estate and procurement principally in connection with permits for certain facilities in India.
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

We are implementing additional measures to address the above deficiencies which we believe will contribute to the ultimate remediation of the material weakness. These additional measures include enhanced oversight controls in the areas of procurement and accounts payable as they relate to real estate transactions in India.
Changes in Internal Control over Financial Reporting

Other than described in "Remediation Plans" above, there were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Under a stipulation filed by the parties on February 23, 2017, defendants have until June 6, 2017 to answer or move to dismiss the consolidated amended complaint.

On October 31, 2016, November 15, 2016, and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers as defendants. On January 24, 2017, the New Jersey Superior Court, Bergen County, consolidated the three putative shareholder derivative actions filed in that court into a single action and appointed lead plaintiff and lead counsel. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On March 16, 2017, the parties filed a stipulation deferring all further proceedings pending a final, non-appealable ruling on the anticipated motion to dismiss the consolidated putative securities class action. On April 26, 2017, in lieu of ordering the stipulation filed by the parties, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future. On February 22, 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed in the United States District Court for the District of New Jersey, naming us and certain of our directors as defendants. On April 5, 2017, the United States District Court for the District of New Jersey entered an order staying all proceedings pending a final, non-appealable ruling on the anticipated motion to dismiss the consolidated putative securities class action. On April 7, 2017, a fifth putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions, but also adds a claim for violations of the federal securities laws against the individual defendants. All of the putative shareholder derivative complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief.

We are presently unable to predict the duration, scope or result of the Audit Committee’s investigation, any investigations by the DOJ or the SEC, the consolidated putative securities class action, the putative shareholder derivative actions or any other lawsuits. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. We expect to incur additional expenses related to remedial measures, and may incur additional expenses related to fines. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other related lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain.

We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated financial position.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
Effective March 1, 2017, the Board of Directors approved the termination of the stock repurchase program then in effect and approved a new stock repurchase program ("New Stock Repurchase Program"). The New Stock Repurchase Program allows for the repurchase of $3.5 billion of our outstanding shares of Class A common stock, excluding fees and expenses, through December 31, 2019.
Under the New Stock Repurchase Program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, or in private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the Company’s management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.
In March 2017, we entered into accelerated share repurchase agreements, referred to collectively as the ASR, with certain financial institutions under our New Stock Repurchase Program. Under the terms of the ASR and in exchange for up-front payments of $1.5 billion, the financial institutions initially delivered 21.5 million shares, a portion of the Company's total expected shares to be repurchased under the ASR. The total number of shares ultimately delivered is determined at the end of the applicable purchase periods under the ASR based on the volume-weighted average price of the Company’s common stock during such periods. The ASR purchase periods are scheduled to end during or prior to the third quarter of 2017.
As of March 31, 2017, the remaining available balance under the Board of Directors' authorized New Stock Repurchase Program was $2.0 billion.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2017 - January 31, 2017
Open market and privately negotiated purchases	—	$—	—	$3,500
February 1, 2017 - February 28, 2017
Open market and privately negotiated purchases	—	—	—	3,500
March 1, 2017 - March 31, 2017
Open market and privately negotiated purchases	—	—	—
March 2017 ASR(1)	21,518,988		21,518,988	2,000
Total	21,518,988	$—	21,518,988
______________

(1)
The number of shares stated above represents shares initially delivered and does not represent the final number of shares to be delivered under the ASR. The total number of shares ultimately delivered and therefore the average price paid per share, will be determined at the end of the purchase period based on the volume weighted average price of the Company's common stock during that period.

In addition, during the three months ended March 31, 2017, we purchased additional shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. We also repurchased a limited number of shares from employees at the repurchase date market price. Combined, for the three months ended March 31, 2017, such repurchases totaled 237,299 shares at an aggregate cost of $14 million.

Item 6.    Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on March 27, 2017	8-K	000-24429	3.1	3/31/2017
10.1	Agreement, dated February 8, 2017, among Cognizant Technology Solutions Corporation, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc.	8-K	000-24429	10.1	2/8/2017
10.2
Agreement, dated March 28, 2017, among Cognizant Technology Solutions Corporation, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., amending the agreement, dated February 8, 2017, among such parties.
Filed
10.3	Form of Accelerated Stock Repurchase Agreement	8-K	000-24429	10.1	3/14/2017
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	May 5, 2017	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2017	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on March 27, 2017	8-K	000-24429	3.1	3/31/2017
10.1	Agreement, dated February 8, 2017, among Cognizant Technology Solutions Corporation, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc.	8-K	000-24429	10.1	2/8/2017
10.2
Agreement, dated March 28, 2017, among Cognizant Technology Solutions Corporation, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., amending the agreement, dated February 8, 2017, among such parties.
Filed
10.3	Form of Accelerated Stock Repurchase Agreement	8-K	000-24429	10.1	3/14/2017
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed