Form 10-Q
period 2017-06-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2017-08-03
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 28, 2017:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	590,622,691

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Consolidated Statements of Financial Position (Unaudited) as of June 30, 2017 and December 31, 2016	1

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2017 and 2016 and for the Six Months Ended June 30, 2017 and 2016	2

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended June 30, 2017 and 2016 and for the Six Months Ended June 30, 2017 and 2016	3

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2017 and 2016	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION	50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	54

SIGNATURES		55

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,157	$2,034
Short-term investments	3,221	3,135
Trade accounts receivable, net of allowances of $64 and $48, respectively	2,680	2,556
Unbilled accounts receivable	409	349
Other current assets	632	526
Total current assets	8,099	8,600
Property and equipment, net	1,284	1,311
Goodwill	2,576	2,554
Intangible assets, net	894	951
Deferred income tax assets, net	457	425
Long-term investments	198	62
Other noncurrent assets	430	359
Total assets	$13,938	$14,262
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$179	$175
Deferred revenue	337	306
Short-term debt	244	81
Accrued expenses and other current liabilities	1,655	1,856
Total current liabilities	2,415	2,418
Deferred revenue, noncurrent	133	151
Deferred income tax liabilities, net	5	6
Long-term debt	747	797
Other noncurrent liabilities	155	162
Total liabilities	3,455	3,534
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 590 and 608 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	128	358
Retained earnings	10,316	10,478
Accumulated other comprehensive income (loss)	33	(114)
Total stockholders’ equity	10,483	10,728
Total liabilities and stockholders’ equity	$13,938	$14,262
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$3,670	$3,370	$7,216	$6,572
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,261	2,038	4,455	3,953
Selling, general and administrative expenses	709	654	1,395	1,300
Depreciation and amortization expense	94	87	190	174
Income from operations	606	591	1,176	1,145
Other income (expense), net:
Interest income	31	28	63	59
Interest expense	(6)	(5)	(12)	(10)
Foreign currency exchange gains (losses), net	5	(20)	57	(11)
Other, net	(1)	1	—	1
Total other income (expense), net	29	4	108	39
Income before provision for income taxes	635	595	1,284	1,184
Provision for income taxes	(165)	(343)	(257)	(491)
Income from equity method investment	—	—	—	—
Net income	$470	$252	$1,027	$693
Basic earnings per share	$0.80	$0.42	$1.72	$1.14
Diluted earnings per share	$0.80	$0.41	$1.71	$1.14
Weighted average number of common shares outstanding - Basic	589	606	597	607
Dilutive effect of shares issuable under stock-based compensation plans	2	3	2	3
Weighted average number of common shares outstanding - Diluted	591	609	599	610
Dividends declared per common share	$0.15	$—	$0.15	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$470	$252	$1,027	$693
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	50	(29)	67	(9)
Change in unrealized gains and losses on cash flow hedges, net of taxes	(1)	(8)	78	12
Change in unrealized gains and losses on available-for-sale securities, net of taxes	1	3	2	8
Other comprehensive income (loss)	50	(34)	147	11
Comprehensive income	$520	$218	$1,174	$704
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,027	$693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207	181
Provision for doubtful accounts	17	4
Deferred income taxes	8	26
Stock-based compensation expense	109	116
Other	(63)	10
Changes in assets and liabilities:
Trade accounts receivable	(103)	(187)
Other current assets	(81)	(120)
Other noncurrent assets	(46)	(6)
Accounts payable	2	6
Deferred revenues, current and noncurrent	10	2
Other current and noncurrent liabilities	(289)	(287)
Net cash provided by operating activities	798	438
Cash flows from investing activities:
Purchases of property and equipment	(126)	(139)
Purchases of available-for-sale investment securities	(1,622)	(2,578)
Proceeds from maturity or sale of available-for-sale investment securities	1,936	2,572
Purchases of held-to-maturity investment securities	(662)	—
Proceeds from maturity of held-to-maturity investment securities	50	—
Purchases of other investments	(213)	(355)
Proceeds from maturity or sale of other investments	345	391
Payments for business combinations, net of cash acquired and equity method investment	(6)	(151)
Net cash (used in) investing activities	(298)	(260)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	104	91
Repurchases of common stock	(1,544)	(335)
Repayment of term loan borrowings and capital lease obligations	(42)	(27)
Net change in notes outstanding under the revolving credit facility	150	(350)
Dividends paid	(89)	—
Net cash (used in) financing activities	(1,421)	(621)
Effect of exchange rate changes on cash and cash equivalents	44	2
(Decrease) in cash and cash equivalents	(877)	(441)
Cash and cash equivalents, beginning of year	2,034	2,125
Cash and cash equivalents, end of period	$1,157	$1,684
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim Condensed Consolidated Financial Statements

The terms “Cognizant,” “we,” “our,” “us” and “the Company” refer to Cognizant Technology Solutions Corporation unless the context indicates otherwise. We have prepared the accompanying unaudited condensed consolidated financial statements included herein in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2016. In our opinion, all adjustments considered necessary for a fair statement of the accompanying unaudited condensed consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire year.

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

In March 2016, the FASB issued an update to the standard on stock compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for excess tax benefits and deficiencies, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. We adopted this update prospectively beginning January 1, 2017. For the three and six months ended June 30, 2017, we recognized net excess tax benefits on stock-based compensation awards in our income tax provision in the amount of $5 million and $11 million or approximately $0.01 and $0.02 per share, respectively. Additionally, the excess tax benefits and deficiencies have been presented in operating activities in the statement of cash flows in our consolidated financial statements and the prior period presentation has been adjusted to conform to the current period.

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

New Accounting Pronouncements.

In May 2014, the FASB issued a standard on revenue from contracts with customers. In 2016, the FASB issued five amendments to the new standard. The new standard, as amended, sets forth a single comprehensive model for recognizing and reporting revenues. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenues and cash flows relating to customer contracts. The standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2018. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We intend to adopt the standard using the modified retrospective method effective January 1, 2018. While we are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures, we believe the most significant impacts primarily relate to changes in the method used to measure progress on our application maintenance and business process services fixed-price contracts, capitalization and amortization of costs to acquire and fulfill a contract, as well as the timing of revenue recognition on our software license contracts. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the standard will be dependent on each contract's specific terms. The final impact of adoption of the new standard will be based on active contracts as of December 31, 2017. Many of our contracts are short-term in nature and may be renewed, terminated or otherwise modified after June 30, 2017. Additionally, new contracts will be signed during the second half of 2017. Thus, we are unable to provide a quantification of the impact of adoption of the new standard at this time.

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

In May 2017, the FASB issued an update to amend the scope of modification accounting for share-based payment arrangements. The amendment requires that an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification are the same immediately before and after the modification. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on after January 1, 2018 with early adoption permitted. Upon adoption, entities will be required to apply this guidance prospectively to an award modified on or after the adoption date. We are currently evaluating the effect the amendments will have on our consolidated financial statements and related disclosures.

Note 2 — Internal Investigation and Related Matters

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. In September 2016, we voluntarily notified the U.S. Department of Justice, or DOJ, and Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. During the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of such payments that had been previously capitalized that should have been expensed. These out-of-period corrections and the other $2 million in potentially improper payments were not material to any previously issued financial statements. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. There were no adjustments recorded during the six months ended June 30, 2017.

Note 3 — Realignment Charges
In 2017, we began a realignment of our business to accelerate the shift to digital services and solutions while improving the overall efficiency of our operations. As part of this realignment, for the three and six months ended June 30, 2017, we incurred $39 million and $50 million, respectively, in pre-tax realignment charges, reported in "Selling, general and administrative expenses" in our consolidated statements of operations. The realignment charges are comprised of severance costs primarily related to a voluntary separation program, or VSP, announced in May 2017, advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs, and lease termination costs.
Realignment charges for the three and six months ended June 30, 2017 were as follows:

	Three Months	Six Months
	(in millions)
Employee separations	$37	$39
Advisory fees	1	10
Lease termination costs	1	1
Total realignment costs	$39	$50
There were no realignment charges incurred in 2016.

Note 4 — Investments

Our investments were as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Short-term investments:
Trading investment securities	$25	$25
Available-for-sale investment securities	1,953	2,264
Held-to-maturity investment securities	543	40
Time deposits	700	806
Total short-term investments	$3,221	$3,135

Long-term investments:
Equity and cost method investments	$69	$62
Held-to-maturity investment securities	129	—
Total long-term investments	$198	$62

Trading Investment Securities

Our trading investment securities consist of a U.S. dollar denominated investment in a fixed income mutual fund. Unrealized losses for the three and six months ended June 30, 2017 were immaterial. There were no realized gains or losses on trading securities during the three and six months ended June 30, 2017. During the six months ended June 30, 2016, there were no investment securities in our portfolio classified as trading.

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

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at June 30, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$644	$—	$(2)	$642
Corporate and other debt securities	442	—	(1)	441
Certificates of deposit and commercial paper	452	—	—	452
Asset-backed securities	294	1	(1)	294
Municipal debt securities	124	—	—	124
Total available-for-sale investment securities	$1,956	$1	$(4)	$1,953
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$605	$—	$(3)	$602
Corporate and other debt securities	407	—	(2)	405
Certificates of deposit and commercial paper	910	1	—	911
Asset-backed securities	232	—	(1)	231
Municipal debt securities	116	—	(1)	115
Total available-for-sale investment securities	$2,270	$1	$(7)	$2,264

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of June 30, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$551	$(2)	$—	$—	$551	$(2)
Corporate and other debt securities	298	(1)	—	—	298	(1)
Certificates of deposit and commercial paper	105	—	—	—	105	—
Asset-backed securities	222	(1)	3	—	225	(1)
Municipal debt securities	59	—	1	—	60	—
Total	$1,235	$(4)	$4	$—	$1,239	$(4)

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

The unrealized losses for the above securities as of June 30, 2017 and December 31, 2016 were primarily attributable to changes in interest rates. At each reporting date, the Company performs an evaluation of impaired available-for-sale securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of June 30, 2017. The gross unrealized gains and losses in the above tables were recorded, net of tax, in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position.
The contractual maturities of our fixed income available-for-sale investment securities as of June 30, 2017 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$646	$646
Due after one year up to two years	462	461
Due after two years up to three years	478	476
Due after three years	76	76
Asset-backed securities	294	294
Total available-for-sale investment securities	$1,956	$1,953

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Proceeds from sales of available-for-sale investment securities	$397	$1,816	$1,645	$2,378

Gross gains	$—	$4	$1	$4
Gross losses	—	—	(1)	—
Net realized gains (losses) on sales of available-for-sale investment securities	$—	$4	$—	$4

Held-to-Maturity Investment Securities

Our held-to-maturity investment securities consist of Indian rupee denominated investments primarily in commercial paper, international corporate bonds and government debt securities. Our investment guidelines are to purchase securities that are investment grade at the time of acquisition. We monitor the credit ratings of the securities in our portfolio on an ongoing basis. We classify these securities with maturities beyond 90 days but less than one year at the reporting date as short-term investments and beyond one year as long-term investments.

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at June 30, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$186	$—	$—	$186
Commercial paper	357	—	—	357
Total short-term held-to-maturity investments	543	—	—	543
Long-term investments:
Corporate and other debt securities	129	—	—	129
Total held-to-maturity investment securities	$672	$—	$—	$672

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at December 31, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Certificates of deposit and commercial paper	$40	$—	$—	$40

There were no long-term held-to-maturity investment securities at December 31, 2016.

The fair value and related unrealized losses of held-to-maturity investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of June 30, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate and other debt securities	$154	$—	$—	$—	$154	$—
Commercial paper	63	—	—	—	63	—
Total	$217	$—	$—	$—	$217	$—

As of December 31, 2016, held-to-maturity investment securities in an unrealized loss position were immaterial. At each reporting date, the Company performs an evaluation of held-to-maturity securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of June 30, 2017.
The contractual maturities of our fixed income held-to-maturity investment securities as of June 30, 2017 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$543	$543
Due after one year up to two years	123	123
Due after two years	6	6
Total held-to-maturity investment securities	$672	$672

As of June 30, 2016, there were no investment securities in our portfolio classified as held-to-maturity.

During the six months ended June 30, 2017 and the year ended December 31, 2016, there were no transfers of investments between our trading, available-for-sale and held-to-maturity investment portfolios.

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Compensation and benefits	$1,026	$1,134
Income taxes	15	10
Professional fees	85	99
Travel and entertainment	38	36
Customer volume and other incentives	223	258
Derivative financial instruments	6	4
Other	262	315
Total accrued expenses and other current liabilities	$1,655	$1,856

Note 6 — Debt

In 2014, we entered into a credit agreement with a commercial bank syndicate, or, as amended, the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature in November 2019. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. We are required under the Credit Agreement to make scheduled quarterly principal payments on the term loan. We were in compliance with all debt covenants and representations as of June 30, 2017.

Short-term Debt

The following summarizes our short-term debt balances as of:

	June 30, 2017	December 31, 2016
	(in millions)
Notes outstanding under revolving credit facility	$150	$—
Term loan - current maturities	94	81
Total short-term debt	$244	$81

Long-term Debt

The following summarizes our long-term debt balances as of:

	June 30, 2017	December 31, 2016
	(in millions)
Term loan, due 2019	$844	$881
Less:
Current maturities	(94)	(81)
Deferred financing costs	(3)	(3)
Long-term debt, net of current maturities	$747	$797

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

Our effective income tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effective income tax rate	26.0%	57.6%	20.0%	41.4%
In the first quarter of 2017, we recognized income tax benefits previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million. The recognition of these benefits in the first quarter of 2017 was based on management’s reassessment regarding whether certain unrecognized tax benefits met the more-likely-than-not threshold in light of the lapse in the statute of limitations as to a portion of such benefits.
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion ("India Cash Remittance"). This transaction was undertaken pursuant to a plan approved by the High Court of Madras and simplified the shareholding structure of our principal operating subsidiary in India. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in tax expense in the United States and India, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion. As a result of this transaction, we incurred an incremental 2016 income tax expense of $238 million, including a discrete item recognized in the second quarter of 2016 of $143 million relating to the distribution of historic undistributed accumulated foreign earnings. Total incremental tax expense of $190 million was recognized in the quarter ended June 30, 2016. This transaction is primarily responsible for the decrease in our effective income tax rate in 2017 compared to 2016.
The decrease in our effective income tax rate for the six months ended 2017 as compared to the same period in 2016 is primarily due to the India Tax Remittance and the recognition of previously unrecognized income tax benefits, as described above. For the 2017 periods, the principal reason for the difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the Indian tax holiday, earnings taxed in countries that have lower rates than the United States, and, for the six months ended June 30, 2017, the recognition in the first quarter of 2017 of previously unrecognized income tax benefits. For the 2016 periods, the principal reason for the difference between our effective income tax rates and the U.S. federal statutory rate is the effect of the India Cash Remittance transaction, partially offset by the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

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

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		June 30, 2017		December 31, 2016
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$112	$—	$34	$—
	Other noncurrent assets	43	—	17	—
	Total	155	—	51	—
Foreign exchange forward contracts – Not designated as hedging instruments	Accrued expenses and other current liabilities	—	6	—	4
	Total	—	6	—	4
Total		$155	$6	$51	$4

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2017, 2018 and 2019. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the forecasted Indian rupee denominated payments are recorded in earnings. As of June 30, 2017, we estimate that $85 million, net of tax, of net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized gains included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	June 30, 2017	December 31, 2016
	(in millions)
2017	$630	$1,320
2018	1,050	1,020
2019	330	—
Total notional value of contracts outstanding	$2,010	$2,340
Net unrealized gains included in accumulated other comprehensive income (loss), net of taxes	$117	$39

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

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended June 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2017	2016		2017	2016
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$35	$(7)	Cost of revenues	$29	$3
			Selling, general and administrative expenses	6	—
			Total	$35	$3

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the six months ended June 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2017	2016		2017	2016
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$159	$15	Cost of revenues	$46	$1
			Selling, general and administrative expenses	9	—
			Total	$55	$1

The activity related to the change in net unrealized gains (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 10.

Other Derivatives

We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies, primarily the Indian rupee and the Euro, other than the functional currency of our foreign subsidiaries. These foreign exchange forward contracts are scheduled to mature in 2017 and 2018. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments is as follows:

	June 30, 2017		December 31, 2016
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$269	$(6)	$213	$(4)

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and six months ended June 30:

	Location of Net Gains (Losses) on Derivative Instruments	Amount of Net Gains (Losses) on Derivative Instruments
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(3)	$3	$(13)	$—

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$217	$—	$—	$217
Total cash equivalents	217	—	—	217
Short-term investments:
Time deposits	—	700	—	700
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	550	92	—	642
Corporate and other debt securities	—	441	—	441
Certificates of deposit and commercial paper	—	452	—	452
Asset-backed securities	—	294	—	294
Municipal debt securities	—	124	—	124
Total available-for-sale investment securities	550	1,403	—	1,953
Held-to-maturity investment securities:
Commercial paper	—	357	—	357
Corporate and other debt securities	—	186	—	186
Total short-term held-to-maturity investment securities	—	543	—	543
Total short-term investments(1)	550	2,646	—	3,196
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	129	—	129
Total long-term held-to-maturity investment securities	—	129	—	129
Total long-term investments(2)	—	129	—	129
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	112	—	112
Accrued expenses and other current liabilities	—	(6)	—	(6)
Other noncurrent assets	—	43	—	43
Total	$767	$2,924	$—	$3,691
________________

(1)	Excludes trading securities in mutual funds valued at $25 million based on the net asset value of the fund at June 30, 2017.

(2)	Excludes equity and cost method investments of $69 million at June 30, 2017, which are accounted for using the equity method of accounting and at cost, respectively.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$624	$—	$—	$624
Commercial paper	—	131	—	131
Total cash equivalents	624	131	—	755
Short-term investments:
Time deposits	—	806	—	806
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	558	44	—	602
Corporate and other debt securities	—	405	—	405
Certificates of deposit and commercial paper	—	911	—	911
Asset-backed securities	—	231	—	231
Municipal debt securities	—	115	—	115
Total available-for-sale investment securities	558	1,706	—	2,264
Held-to-maturity investment securities:
Certificates of deposit and commercial paper	—	40	—	40
Total held-to-maturity investment securities	—	40	—	40
Total short-term investments(1)	558	2,552	—	3,110
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	34	—	34
Accrued expenses and other current liabilities	—	(4)	—	(4)
Other noncurrent assets	—	17	—	17
Total	$1,182	$2,730	$—	$3,912
________________

(1)	Excludes trading securities in mutual funds valued at $25 million based on the net asset value, of the fund at December 31, 2016.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, debt securities issued by supranational institutions, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of the time deposits approximated fair value as of June 30, 2017 and December 31, 2016.

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

During the six months ended June 30, 2017 and the year ended December 31, 2016, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 10 — Stockholder's Equity
Stock Repurchase Program
Under the Board of Directors' authorized stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act, or in private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the Company’s management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.
In March 2017, we entered into accelerated share repurchase agreements, referred to collectively as the ASR, with certain financial institutions under our stock repurchase program. Under the terms of the ASR and in exchange for up-front payments of $1,500 million, the financial institutions have delivered 21.5 million shares, a portion of the Company's total expected shares to be repurchased under the ASR. The total number of shares ultimately delivered is determined at the end of the applicable purchase periods under the ASR based on the volume-weighted average price of the Company’s common stock during such periods. The ASR purchase periods are scheduled to end during the third quarter of 2017.

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
As of June 30, 2017, the remaining available balance under our stock repurchase program was $2,000 million.

Stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. We also repurchased a limited number of shares from employees at the repurchase date market price. Combined, for the six months ended June 30, 2017, such repurchases totaled 0.7 million shares at an aggregate cost of $44 million.

Dividends

During the second quarter of 2017, we declared and paid cash dividends of $0.15 per share, totaling $89 million.

On August 3, 2017, our Board of Directors approved the Company's declaration of a $0.15 per share dividend with a record date of August 22, 2017 and a payment date of August 31, 2017.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2017:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(132)	$—	$(132)	$(149)	$—	$(149)
Change in foreign currency translation adjustments	50	—	50	67	—	67
Ending balance	$(82)	$—	$(82)	$(82)	$—	$(82)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(4)	$1	$(3)	$(6)	$2	$(4)
Net unrealized gains arising during the period	1	—	1	3	(1)	2
Reclassification of net (gains) to Other, net	—	—	—	—	—	—
Net change	1	—	1	3	(1)	2
Ending balance	$(3)	$1	$(2)	$(3)	$1	$(2)

Unrealized gains on cash flow hedges:
Beginning balance	$155	$(37)	$118	$51	$(12)	$39
Unrealized gains arising during the period	35	(9)	26	159	(39)	120
Reclassifications of net (gains) to:
Cost of revenues	(29)	7	(22)	(46)	11	(35)
Selling, general and administrative expenses	(6)	1	(5)	(9)	2	(7)
Net change	—	(1)	(1)	104	(26)	78
Ending balance	$155	$(38)	$117	$155	$(38)	$117

Accumulated other comprehensive income (loss):
Beginning balance	$19	$(36)	$(17)	$(104)	$(10)	$(114)
Other comprehensive income (loss)	51	(1)	50	174	(27)	147
Ending balance	$70	$(37)	$33	$70	$(37)	$33

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended June 30, 2016:

	Three Months			Six Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(70)	$—	$(70)	$(90)	$—	$(90)
Change in foreign currency translation adjustments	(29)	—	(29)	(9)	—	(9)
Ending balance	$(99)	$—	$(99)	$(99)	$—	$(99)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$1	$(1)	$—	$(7)	$2	$(5)
Net unrealized gains arising during the period	5	(1)	4	13	(4)	9
Reclassification of net (gains) to Other, net	(4)	1	(3)	(4)	1	(3)
Other-than-temporary impairment losses on investment securities recognized in earnings	3	(1)	2	3	(1)	2
Net change	4	(1)	3	12	(4)	8
Ending balance	$5	$(2)	$3	$5	$(2)	$3

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$10	$(2)	$8	$(14)	$2	$(12)
Unrealized (losses) gains arising during the period	(7)	2	(5)	15	(2)	13
Reclassifications of gains to:
Cost of revenues	(3)	—	(3)	(1)	—	(1)
Selling, general and administrative expenses	—	—	—	—	—	—
Net change	(10)	2	(8)	14	(2)	12
Ending balance	$—	$—	$—	$—	$—	$—

Accumulated other comprehensive income (loss):
Beginning balance	$(59)	$(3)	$(62)	$(111)	$4	$(107)
Other comprehensive income (loss)	(35)	1	(34)	17	(6)	11
Ending balance	$(94)	$(2)	$(96)	$(94)	$(2)	$(96)

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

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. During the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of such payments that were previously capitalized that should have been expensed. These out-of-period corrections and the other $2 million in potentially improper payments were not material to any previously issued financial statements. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. There were no adjustments recorded during the six months ended June 30, 2017.

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Under a stipulation filed by the parties on February 23, 2017, defendants filed motions to dismiss the consolidated amended complaint on June 6, 2017, plaintiffs filed an opposition brief on July 21, 2017 responding to defendants’ motions to dismiss, and defendants have until September 5, 2017 to file reply briefs in further support of their motions to dismiss.

On October 31, 2016, November 15, 2016, and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers as defendants. On January 24, 2017, the New Jersey Superior Court, Bergen County, consolidated the three putative shareholder derivative actions filed in that court into a single action and appointed lead plaintiff and lead counsel. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On March 16, 2017, the parties filed a stipulation deferring all further proceedings pending a final, non-appealable ruling on the then anticipated motion to dismiss the consolidated putative securities class action. On April 26, 2017, in lieu of ordering the stipulation filed by the parties, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future. On February 22, 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed in the United States District Court for the District of New Jersey, naming us and certain of our directors as defendants. On April 5, 2017, the United States District Court for the District of New Jersey entered an order staying all proceedings pending a final, non-appealable ruling on the then anticipated motion to dismiss the consolidated putative securities class action. On April 7, 2017, a fifth putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions, but also adds a claim for violations of Section 10(b) of the Exchange Act against the individual defendants. On May 10, 2017, a sixth putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions, but also adds a claim for violations of Section 14(a) of the Exchange Act against the individual defendants. In an order dated June 20, 2017, the United States District Court for the District of New Jersey consolidated the three putative shareholder derivative actions filed in that court into a single action, appointed lead plaintiff and lead counsel, and stayed all further proceedings pending a final, non-appealable ruling on the motion to dismiss the consolidated putative securities class action. All of the putative shareholder derivative complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief.

We are presently unable to predict the duration, scope or result of the internal investigation, the related consolidated putative securities class action, the putative shareholder derivative actions or any other related lawsuit, and any investigations by the DOJ or the SEC, including whether either agency will commence any legal action. As such, we are presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, and thus have not recorded an accrual related to these matters. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. In addition, the DOJ and the SEC could bring enforcement actions against the Company or individuals, including former members of senior management. Such actions, if brought, could result in dispositions, judgments, settlements, fines, injunctions, cease and desist orders, debarment or other civil or criminal penalties against the Company or such individuals.

We expect to incur additional expenses related to remedial measures, and may incur additional expenses related to fines. The imposition of any sanctions or the implementation of remedial measures could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other related lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain.
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

The Company has indemnification and expense advancement obligations pursuant to its Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, the Company has received requests under such indemnification agreements and its Bylaws to provide advances of funds for legal fees and other expenses, and expects additional requests in connection with the investigation and related litigation. The Company has not recorded any liability for these matters as of June 30, 2017 as it cannot estimate the ultimate outcome at this time but has expensed advances made through June 30, 2017. The Company has maintained directors and officers insurance, from which a portion of these expenses may be recoverable, though we have not recorded an insurance receivable as of June 30, 2017.

Note 12— Related Party Transactions
Brackett B. Denniston, III, was Interim General Counsel and an executive officer of the Company from December 2016 until May 15, 2017. Mr. Denniston is, and was during such period, also a Senior Counsel at the law firm of Goodwin Procter LLP, or Goodwin. During the three and six months ended June 30, 2017, Goodwin performed legal services for the Company for which it earned approximately $1 million and $3 million, respectively. Goodwin has continued to perform such legal services since June 30, 2017 through the date of this filing. Goodwin did not perform any services for the Company during the three and six months ended June 30, 2016. The provision of legal services by Goodwin was reviewed and approved by our Audit Committee.

Note 13 — Segment Information
Our reportable segments are:

•	Financial Services, which consists of our banking and insurance operating segments;

•	Healthcare, which consists of our healthcare and life sciences operating segments;

•
Products and Resources (previously referred to as Manufacturing/Retail/Logistics), which consists of our retail and consumer goods, manufacturing and logistics, travel and hospitality, and energy and utilities operating segments; and

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
Revenues from external customers and segment operating profit, before unallocated expenses, by reportable segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Revenues:
Financial Services	$1,406	$1,351	$2,782	$2,637
Healthcare	1,050	959	2,053	1,873
Products and Resources	747	660	1,484	1,293
Communications, Media and Technology	467	400	897	769
Total revenues	$3,670	$3,370	$7,216	$6,572

Segment Operating Profit:
Financial Services	$411	$459	$802	$882
Healthcare	343	270	616	565
Products and Resources	214	226	417	445
Communications, Media and Technology	146	134	267	256
Total segment operating profit	1,114	1,089	2,102	2,148
Less: unallocated costs	508	498	926	1,003
Income from operations	$606	$591	$1,176	$1,145

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Revenues: (1)
North America(2)	$2,851	$2,624	$5,612	$5,121
United Kingdom	288	311	562	610
Rest of Europe	291	237	576	463
Europe - Total	579	548	1,138	1,073
Rest of World (3)	240	198	466	378
Total	$3,670	$3,370	$7,216	$6,572

	As of
	June 30, 2017	December 31, 2016
	(in millions)
Long-lived Assets: (4)
North America(2)	$293	$279
Europe	49	52
Rest of World (3)(5)	942	980
Total	$1,284	$1,311
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(5)	Substantially all of these long-lived assets relate to our operations in India.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary
We are one of the world’s leading professional services companies, transforming customers’ business, operating and technology models for the digital era. Our unique industry-based, consultative approach helps customers envision, build and run more innovative and efficient businesses. Our core competencies include: business, process, operations and technology consulting, application development and systems integration, enterprise information management, application testing, application maintenance, information technology, or IT, infrastructure services, and business process services. We tailor our services to specific industries and utilize an integrated global delivery model with customer service teams typically based on-site at customer locations and delivery teams located at dedicated global delivery centers.
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

In 2017, we began a realignment of our business by executing on the above strategies and improving the overall efficiency of our operations, with the goal of achieving 22% non-GAAP operating margin1 in 2019 while continuing to drive revenue growth. As part of this realignment, for the three and six months ended June 30, 2017, we incurred $39 million and $50 million, respectively, in pre-tax realignment charges, reported in "Selling, general and administrative expenses" in our consolidated statements of operations, which are comprised of severance costs, primarily related to a voluntary separation program, or VSP, announced in May 2017, advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs and lease termination costs. The VSP was offered to ensure that our workforce is appropriately aligned to deliver sustained, high-quality growth. We expect the decrease in our workforce resulting from the VSP to reduce our compensation expense, including incentive-based compensation, by approximately $60 million on an annualized basis. We continue to recruit and hire across all of our practices and are expanding facilities globally, ensuring that we have the right expertise to help our customers.
The costs related to the realignment are excluded from non-GAAP operating margin1 and non-GAAP diluted earnings per share1. The total costs related to the realignment, which will consist primarily of severance costs under the VSP, advisory fees and lease termination costs, are expected to be incurred primarily in 2017 and will continue to be excluded from non-GAAP operating margin1 and non-GAAP diluted earnings per share1.

_______________

1
Non-GAAP income from operations and Non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

We have a capital return plan that includes a combination of stock repurchases and cash dividends. As part of this plan, we entered into accelerated stock repurchase agreements, referred to collectively as the ASR, of $1.5 billion in March 2017 and paid a cash dividend of $0.15 per share in May 2017. Additionally, we have declared another cash dividend of $0.15 per share with a record date of August 22, 2017 and a payment date of August 31, 2017.
There can be no assurances that we will be successful in achieving the objectives of these plans or that other factors beyond our control, including the various risks set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, will not cause us to fail to achieve the targeted improvements.

The following table sets forth summarized operating results for the three months ended June 30, 2017 and 2016:

					Increase
	2017		2016		$	%
	(Dollars in millions, except per share data)
Revenues	$3,670		$3,370		$300	8.9
Income from operations and operating margin	606	16.5%	591	17.5%	15	2.5
Net income	470		252		218	86.5
Diluted earnings per share	0.80		0.41		0.39
Other Financial Information[2]
Non-GAAP income from operations and Non-GAAP operating margin	735	20.0%	683	20.3%	52	7.6
Non-GAAP diluted earnings per share	0.93		0.87		0.06

The key drivers of our revenue growth during the three months ended June 30, 2017 as compared to June 30, 2016 were as follows:

•
Solid performance in our Communications, Media and Technology (previously referred to as Other), Products and Resources (previously referred to as Manufacturing/Retail/Logistics) and Healthcare business segments with revenue growth of 16.8%, 13.2% and 9.5%, respectively;

•	Revenues in our Financial Services business segment grew 4.1% as our banking customers continue to focus on optimizing their cost structure and managing their discretionary spending;

•	Sustained strength in the North American market where revenues grew 8.7%;

•	Continued penetration of the European and Rest of World (primarily the Asia Pacific) markets:

◦
In Europe, we experienced revenue growth of 5.7%, after a negative currency impact of 6.1%. Our revenues from customers in the United Kingdom declined 7.4%, after a negative currency impact of 8.7%. Revenues from our Rest of Europe customers, which included revenues from new strategic customers acquired in the fourth quarter of 2016, increased 22.8%, after a negative currency impact of 2.7%;

◦	Revenues from our Rest of World customers increased 21.2%, after an immaterial currency impact;

•	Increased customer spending on discretionary projects;

•	Expansion of our service offerings, including consulting and digital services, next-generation IT solutions and platform-based solutions;

•	Continued expansion of the market for global delivery of technology and business process services; and

•	Increased penetration at existing customers, including strategic customers.

_______________

2
Non-GAAP income from operations and Non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Our customers seek to meet a dual mandate of achieving more efficient and effective operations, while investing in digital technologies that are reshaping their business models. Increasingly, the relative emphasis among our customers is shifting towards investment and innovation, as reflected in accelerated demand for our digital services. We continue to see demand for larger, more complex projects that are transformational for our customers, including managed services contracts. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater period-to-period variability in our operating results. We increased the number of strategic customers by 7 during the quarter, bringing the total number of our strategic customers to 343. We define a strategic customer as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.
Our operating margin decreased to 16.5% for the quarter ended June 30, 2017 from 17.5% for the quarter ended June 30, 2016, while our non-GAAP operating margin for the same period decreased to 20.0%3 from 20.3%3. The decreases in both our GAAP and non-GAAP operating margins were due to an increase in compensation and benefits costs, the negative impact of the appreciation of the Indian rupee against the U.S. dollar and increases in certain operating and professional costs, partially offset by greater realized gains on settlements of cash flow hedges. Our GAAP operating margin was further negatively affected by the realignment charges incurred in 2017. Additionally, the GAAP and non-GAAP operating margins for the three months ended June 30, 2016 reflected the loss recognized on a fixed-price customer contract of $27 million.

As previously disclosed, the Company is conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. In September 2016, we voluntarily notified the Department of Justice, or DOJ, and the Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. In the second half of 2016, we recorded an out-of-period correction related to $4 million of such payments that had been previously capitalized that should have been expensed. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. There were no adjustments recorded during the six months ended June 30, 2017 related to the amounts under investigation.

In 2016, there were putative securities class action complaints filed, naming us and certain of our current and former officers as defendants and alleging violations of the Securities Exchange Act of 1934, as amended, or the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Additionally, in 2016 and 2017, putative shareholder derivative complaints were filed, naming us, certain of our directors and certain of our current and former officers as defendants. See the section titled "Part II, Item 1. Legal Proceedings."
During the quarter ended June 30, 2017, we incurred $8 million in costs related to the FCPA investigation and related lawsuits. We expect to continue to incur expenses related to these matters for the remainder of 2017 and future periods, including with respect to remediating the material weakness in our internal control over financial reporting.

We finished the second quarter of 2017 with approximately 256,800 employees, which is an increase of approximately 12,500 as compared to June 30, 2016. The increase in the number of our service delivery staff and the related infrastructure costs to meet the demand for our services are the primary drivers of the increase in our operating expenses in 2017. Annualized turnover, including both voluntary and involuntary, was approximately 23.6% for the three months ended June 30, 2017. The annualized turnover rate was impacted by the reduction in headcount as a result of performance evaluations and the VSP. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at customers are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff.

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

•	Secular changes driven by evolving digital technologies and regulatory changes, including potential regulatory changes with respect to immigration and taxes;

•	Demand from our healthcare customers could be affected by the uncertainty in the regulatory environment;

•	Demand from our banking customers may continue to be negatively affected by their continued focus on optimizing their cost structure and managing their discretionary spending;

•	Discretionary spending by our retail customers may continue to be negatively affected by weakness in the retail sector;

•	Legal fees and other expenses related to the internal investigation and related matters as described above;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the U.S. and world economies, including as a result of recent changes in the government administrations in the United States and elsewhere.
In response to this environment, we plan to:

•	Continue to invest in our digital practice areas of focus across industries and geographies;

•	Continue to invest in our talent base, including through local hiring and re-skilling, and new service offerings, including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall technology spend by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, the Asia Pacific region and Latin America, where we believe there are opportunities to gain market share;

•	Increase our strategic customer base across all of our business segments;

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

•
Products and Resources (previously referred to as Manufacturing/Retail/Logistics), which consists of our retail and consumer goods, manufacturing and logistics, travel and hospitality, and energy and utilities operating segments; and

•	Communications, Media and Technology (previously referred to as Other), which includes our communications and media operating segment and our technology operating segment.
Our chief operating decision maker evaluates Cognizant’s performance and allocates resources based on segment revenues and operating profit. Segment operating profit is defined as income from operations before unallocated costs. Generally, operating expenses for each business segment have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on industries served by our operating groups may affect revenues and operating expenses to differing degrees. Expenses included in segment operating profit consist principally of direct selling and delivery costs as well as a per seat charge for use of the global delivery centers. Certain selling, general and administrative expenses, excess or shortfall of incentive compensation for delivery personnel as compared to target, stock-based compensation expense, costs related to our realignment program, a portion of depreciation and amortization and the impact of the settlements of our cash flow hedges are not allocated to individual segments in internal management reports used by the chief operating decision maker. Accordingly, such expenses are excluded from segment operating profit.

We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended June 30, 2017 and 2016. In addition, the services we provide to our larger customers are often critical to the operations of such customers. As such, we believe that a termination of our services would in many instances require an extended transition period with gradually declining revenues.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth, for the periods indicated, certain financial data for the three months ended June 30:

		% of		% of	Increase / Decrease
	2017	Revenues	2016	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$3,670	100.0	$3,370	100.0	$300	8.9
Cost of revenues(1)	2,261	61.6	2,038	60.5	223	10.9
Selling, general and administrative expenses(1)	709	19.3	654	19.4	55	8.4
Depreciation and amortization expense	94	2.6	87	2.6	7	8.0
Income from operations	606	16.5	591	17.5	15	2.5
Other income (expense), net	29		4		25	625.0
Income before provision for income taxes	635	17.3	595	17.6	40	6.7
Provision for income taxes	(165)		(343)		178	(51.9)
Net income	$470	12.8	$252	7.5	$218	86.5
Diluted earnings per share	$0.80		$0.41		$0.39

Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$735	20.0	$683	20.3	$52	7.6
Non-GAAP diluted earnings per share	$0.93		$0.87		$0.06
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall. The increase in revenues was primarily attributed to services related to integration of digital technologies that are reshaping our customers' business, operating and technology models, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall technology and operations costs and continued penetration in all our geographic markets. Revenues from customers added since June 30, 2016 were $132 million and represented 44.0% of the period-over-period revenue increase. Foreign currency exchange movements negatively impacted year-over-year revenue growth by $35 million, or 1.0%, primarily due to the weakening of the British pound.
Our consulting and technology services revenues for the three months ended June 30, 2017 increased by 11.4% compared to the three months ended June 30, 2016 and represented 58.7% of total revenues for the three months ended June 30, 2017. Our outsourcing services revenues for the three months ended June 30, 2017 increased by 5.6% and constituted 41.3% of total revenues for the three months ended June 30, 2017.
Revenues from our top customers were as follows:

	Three Months Ended June 30,
	2017	2016
Revenues from top five customers as a percentage of total revenues	9.0%	10.5%
Revenues from top ten customers as a percentage of total revenues	15.1%	17.5%
As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

Revenues - Reportable Segments. Revenues by reportable business segment were as follows for the three months ended June 30:

	2017	2016	Increase
			$	%
	(Dollars in millions)
Financial Services	$1,406	$1,351	$55	4.1
Healthcare	1,050	959	91	9.5
Products and Resources	747	660	87	13.2
Communications, Media and Technology	467	400	67	16.8
Total revenues	$3,670	$3,370	$300	8.9

Revenues from our Financial Services segment grew 4.1% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Growth was stronger among our insurance customers where revenues increased by $40 million as compared to an increase of $15 million for our banking customers. In this segment, revenues from customers added since June 30, 2016 were $23 million and represented 41.8% of the period-over-period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies that are reshaping our customers' business and operating models, cost optimization, robotic process automation, cyber security and vendor consolidation. Demand from our banking customers may continue to be negatively affected by their continued focus on optimizing their cost structure and managing their discretionary spending.

Revenues from our Healthcare segment grew 9.5% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Revenues from our healthcare customers increased by $58 million while revenue growth among our life sciences customers was $33 million. Revenues from customers added since June 30, 2016 were $22 million and represented 24.2% of the period-over-period revenue increase in this segment. The increase in revenues from our life sciences customers was driven by a growing demand for a broader range of services, including business process services, advanced data analytics and solutions that span multiple service lines while leveraging cloud technologies and platforms. The demand for our services among healthcare customers could be affected by uncertainty in the regulatory environment. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.

Revenues from our Products and Resources segment (previously referred to as Manufacturing/Retail/Logistics) grew 13.2% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Revenue growth in this segment was strongest among our energy and utilities customers and manufacturing and logistics customers, where revenues increased by a combined $79 million, including revenues from new strategic customers acquired in the second half of 2016. Revenues from our retail and consumer goods customers and travel and hospitality customers increased by a combined $8 million. Revenues from customers added since June 30, 2016 were $68 million, representing 78.2% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies that are reshaping our customers' business and operating models, as well as growing demand for analytics, supply chain consulting, implementation initiatives, product transformation, internet of things and omni channel commerce implementation and integration services. Discretionary spending by our retail customers has been and may continue to be affected by weakness in the retail sector.

Revenues from our Communications, Media and Technology segment (previously referred to as Other) grew 16.8% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. In the second quarter of 2017, growth within this segment was driven by the increased adoption of digital technologies, digital content operations and an expanded range of services, such as business process services. Revenue growth was $43 million among our communications and media customers and $24 million among our technology customers. Revenues from customers added since June 30, 2016 were $19 million and represented 28.4% of the period-over-period revenue increase in this segment.

Revenues - Geographic Markets. Revenues by geographic market were as follows for the three months ended June 30:

	2017	2016	Increase (Decrease)
			$	%
	(Dollars in millions)
North America	$2,851	$2,624	$227	8.7
United Kingdom	288	311	(23)	(7.4)
Rest of Europe	291	237	54	22.8
Europe - Total	579	548	31	5.7
Rest of World	240	198	42	21.2
Total revenues	$3,670	$3,370	$300	8.9
North America continues to be our largest market, representing 77.7% of total revenues for the second quarter of 2017, and accounting for $227 million of the $300 million total revenue increase from the second quarter of 2016. Revenue growth in Europe and Rest of World markets was driven by an increase in demand for an expanded range of services, such as business process services, customer adoption and integration of digital technologies that are reshaping our customers' business and operating models. Revenues from our customers in Europe grew 5.7%, after a negative currency impact of 6.1%. Specifically, within the United Kingdom we experienced a decrease in revenues of 7.4%, after a negative currency impact of 8.7% while revenues from our Rest of Europe customers, including revenues from new strategic customers acquired in the fourth quarter of 2016, increased 22.8% after a negative currency impact of 2.7%. Revenue growth from our United Kingdom customers has been negatively affected by the current macroeconomic conditions, including the weakening of the British pound and uncertainty in the markets due to the result of the June 2016 United Kingdom referendum to exit the European Union, or Brexit Referendum. Revenues from our Rest of World customers grew 21.2%, after an immaterial currency impact in the second quarter of 2017, primarily driven by the Australia and India markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel and subcontracting expense. Our cost of revenues increased by 10.9% during the second quarter of 2017 as compared to the second quarter of 2016. The increase was due primarily to higher compensation and benefits costs and the negative impact of the appreciation of the Indian rupee against the U.S. dollar, partially offset by greater realized gains on settlements of cash flow hedges. Additionally, cost of revenues for the three months ended June 30, 2016 reflected the loss recognized on a fixed-price customer contract. For the three months ended June 30, 2017, compensation and benefit costs, including incentive-based compensation, increased primarily as a result of the increase in the number of our service delivery personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 8.4% during the second quarter of 2017 as compared to the second quarter of 2016, decreasing as a percentage of revenues to 21.9% in the second quarter of 2017 as compared to 22.0% in the second quarter of 2016. The decrease as a percentage of revenues was due primarily to a decrease in certain operating and professional service costs, partially offset by higher compensation and benefits costs, realignment charges incurred in the second quarter of 2017 and the negative impact of the appreciation of the Indian rupee against the U.S. dollar.

Income from Operations and Operating Margin - Overall. Income from operations increased 2.5% in the second quarter of 2017 as compared to the second quarter of 2016. Our operating margin decreased to 16.5% for the quarter ended June 30, 2017 from 17.5% for the quarter ended June 30, 2016, primarily due to an increase in compensation and benefits costs, increases in certain operating and professional costs, realignment charges in 2017 and the negative impact of the appreciation of the Indian rupee against the U.S. dollar, partially offset by greater realized gains on settlements of cash flow hedges. Additionally, the operating margin for the three months ended June 30, 2016 reflected the loss recognized on a fixed-price customer contract of $27 million. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 69 basis points or 0.69 percentage points in the three months ended June 30, 2017. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended June 30, 2017, the settlement of our cash flow hedges positively impacted our operating margin by approximately 95 basis points or 0.95 percentage points as compared to a positive impact of approximately 9 basis points or 0.09 percentage points during the three months ended June 30, 2016.
For the three months ended June 30, 2017 and 2016, our non-GAAP operating margins were 20.0%4 and 20.3%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense, acquisition-related charges and, for 2017, realignment charges.

Segment Operating Profit. Segment operating profits were as follows for the three months ended June 30:

			Increase (Decrease)
	2017	2016	$	%
	(Dollars in millions)
Financial Services	$411	$459	$(48)	(10.5)
Healthcare	343	270	73	27.0
Products and Resources	214	226	(12)	(5.3)
Communications, Media and Technology	146	134	12	9.0
Total segment operating profit	1,114	1,089	25	2.3
Less: unallocated costs	508	498	10	2.0
Income from operations	$606	$591	$15	2.5

In our Financial Services, Products and Resources, and Communications, Media and Technology business segments, operating profits decreased as a percentage of revenues due to increases in compensation and benefit costs, investments to accelerate our shift to digital, including re-skilling of service delivery personnel, and the negative impact of the appreciation of various currencies, including the Indian rupee, against the U.S. dollar. In our Healthcare segment, operating profits increased as a percentage of revenues due to revenue growth outpacing headcount growth and the $27 million loss on a fixed-price customer contract recognized in the second quarter of 2016, partially offset by the negative impact of the appreciation of the Indian rupee against the U.S. dollar and investments to grow our business.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended June 30:

	2017	2016	Increase/ Decrease
	(in millions)
Foreign currency exchange gains (losses)	$8	$(23)	$31
(Losses) gains on foreign exchange forward contracts not designated as hedging instruments	(3)	3	(6)
Net foreign currency exchange gains (losses)	5	(20)	25
Interest income	31	28	3
Interest expense	(6)	(5)	(1)
Other, net	(1)	1	(2)
Total other income (expense), net	$29	$4	$25

The foreign currency exchange gains were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets and liabilities. As of June 30, 2017, the notional value of our undesignated hedges was $269 million.

_______________

4
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Provision for Income Taxes. The provision for income taxes decreased to $165 million during the three months ended June 30, 2017 from $343 million during the three months ended June 30, 2016. The effective income tax rate decreased to 26.0% for the three months ended June 30, 2017 from 57.6% for the three months ended June 30, 2016.
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion ("India Cash Remittance"). This transaction was undertaken pursuant to a plan approved by the High Court of Madras and simplified the shareholding structure of our principal operating subsidiary in India. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in tax expense in the United States and India, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion. As a result of this transaction, we incurred an incremental 2016 income tax expense of $238 million, including a discrete item recognized in the second quarter of 2016 of $143 million relating to the distribution of historic undistributed accumulated foreign earnings. Total incremental tax expense of $190 million was recognized in the quarter ended June 30, 2016. This transaction is primarily responsible for the decrease in our effective income tax rate in 2017 as compared to 2016.

Net Income. Net income increased to $470 million for the three months ended June 30, 2017 from $252 million for the three months ended June 30, 2016, representing 12.8% and 7.5% of revenues, respectively. The increase in net income as a percentage of revenues is primarily due to the decrease in the income tax provision, partially offset by a decrease in operating margin.

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

Our non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense, acquisition-related charges and, in 2017, realignment charges. Our definition of non-GAAP diluted earnings per share excludes net non-operating foreign currency exchange gains or losses, the effect of recognition in the first quarter of 2017 of an income tax benefit previously unrecognized in our consolidated financial statements related to a specific uncertain tax position, and the impact of a one-time incremental income tax expense related to the India Cash Remittance in the second quarter of 2016, in addition to excluding stock-based compensation expense, acquisition-related charges and, in 2017, realignment charges. Our non-GAAP diluted earnings per share is additionally adjusted for the income tax impact of the above items, as applicable. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	2017	% of Revenues	2016	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$606	16.5	$591	17.5
Add: Stock-based compensation expense (1)	55	1.5	62	1.9
Add: Acquisition-related charges (2)	35	1.0	30	0.9
Add: Realignment charges (3)	39	1.0	—	—
Non-GAAP income from operations and non-GAAP operating margin	$735	20.0	$683	20.3

GAAP diluted earnings per share	$0.80		$0.41
Effect of above operating adjustments, pre-tax	0.22		0.15
Effect of non-operating foreign currency exchange (losses) gains, pre-tax (4)	(0.01)		0.04
Tax effect of non-GAAP adjustments to pre-tax income (5)	(0.08)		(0.04)
Effect of incremental income tax expense related to the India Cash Remittance (6)	—		0.31
Non-GAAP diluted earnings per share	$0.93		$0.87
_____________________

(1)	Stock-based compensation expense reported in:

	Three Months Ended June 30,
	2017	2016
Cost of revenues	$13	$13
Selling, general and administrative expenses	42	49

(2)
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

(3)
Realignment charges include severance costs, primarily associated with the VSP, lease termination costs, and advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs, as applicable. The total costs related to the realignment are reported in "Selling, general and administrative expenses" in our consolidated statements of operations and are expected to be incurred primarily in 2017.

(4)
Non-operating foreign currency exchange gains are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

(5)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended June 30,
	2017	2016
Non-GAAP income tax benefit (expense) related to:
Stock-based compensation expense	$20	$15
Acquisition-related charges	12	11
Realignment charges	14	—
Foreign currency exchange gains (losses)	—	—
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

(6)
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of this transaction, we incurred an incremental income tax expense of $190 million in the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth, for the periods indicated, certain financial data for the six months ended June 30:

		% of		% of	Increase / Decrease
	2017	Revenues	2016	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$7,216	100.0	$6,572	100.0	$644	9.8
Cost of revenues(1)	4,455	61.7	3,953	60.2	502	12.7
Selling, general and administrative expenses(1)	1,395	19.3	1,300	19.8	95	7.3
Depreciation and amortization expense	190	2.6	174	2.6	16	9.2
Income from operations	1,176	16.3	1,145	17.4	31	2.7
Other income (expense), net	108		39		69	176.9
Income before provision for income taxes	1,284	17.8	1,184	18.0	100	8.4
Provision for income taxes	(257)		(491)		234	(47.7)
Net income	$1,027	14.2	$693	10.6	$334	48.2
Diluted earnings per share	$1.71		$1.14		$0.57
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$1,404	19.5	$1,320	20.1	$84	6.4
Non-GAAP diluted earnings per share	$1.76		$1.67		$0.09
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall. The increase in revenues was primarily attributed to services related to integration of digital technologies to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall IT and operations costs and continued penetration in all our geographic markets. Revenues from customers added since June 30, 2016 were $239 million and represented 37.1% of the period-over-period revenue increase. Foreign currency exchange movements negatively impacted year-over-year revenue growth by $70 million, or 1.1%, primarily due to the weakening of the British pound.

Our consulting and technology services revenues for the six months ended June 30, 2017 increased by 11.0% compared to the six months ended June 30, 2016 and represented 58.3% of total revenues for the six months ended June 30, 2017. Our outsourcing services revenues for the six months ended June 30, 2017 increased by 8.2% and constituted 41.7% of total revenues for the six months ended June 30, 2017.
Revenues from our top customers were as follows:

	Six Months Ended June 30,
	2017	2016
Revenues from top five customers as a percentage of total revenues	8.9%	10.4%
Revenues from top ten customers as a percentage of total revenues	15.0%	17.5%
As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

Revenues - Reportable Segments. Revenues by reportable business segment were as follows for the six months ended June 30:

	2017	2016	Increase
			$	%
	(Dollars in millions)
Financial Services	$2,782	$2,637	$145	5.5
Healthcare	2,053	1,873	180	9.6
Products and Resources	1,484	1,293	191	14.8
Communication, Media and Technology	897	769	128	16.6
Total revenues	$7,216	$6,572	$644	9.8

Revenues from our Financial Services segment grew 5.5% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Growth was stronger among our insurance customers where revenues increased by $92 million as compared to an increase of $53 for our banking customers. In this segment, revenues from customers added since June 30, 2016 were $37 million and represented 25.5% of the period-over-period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies that are reshaping our customers' business and operating models, cost optimization, robotic process automation, cyber security and vendor consolidation. Demand from our banking customers may continue to be negatively affected by their continued focus on optimizing their cost structure and managing their discretionary spending.

Revenues from our Healthcare segment grew 9.6% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Revenues from our healthcare customers increased by $106 million while revenue growth among our life sciences customers was $74 million. Revenues from customers added since June 30, 2016 were $38 million and represented 21.1% of the period-over-period revenue increase in this segment. The increase in revenues from our life sciences customers was driven by a growing demand for a broader range of services, including business process services, advanced data analytics and solutions that span multiple service lines while leveraging cloud technologies and platforms. The demand for our services among healthcare customers could be affected by uncertainty in the regulatory environment. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.

Revenues from our Products and Resources segment (previously referred to as Manufacturing/Retail/Logistics) grew 14.8% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Revenue growth in this segment was strongest among our energy and utilities customers and manufacturing and logistics customers, where revenues increased by a combined $171 million, including revenues from new strategic customers acquired in the fourth quarter of 2016. Revenues from our retail and consumer goods customers and travel and hospitality customers increased by a combined $20 million. Revenues from customers added since June 30, 2016 were $138 million, representing 72.3% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies that are reshaping our customers' business and operating models, as well as growing demand for analytics, supply chain consulting, implementation initiatives, product transformation, internet of things and omni channel commerce implementation and integration services. Discretionary spending by our retail customers has been and may continue to be affected by weakness in the retail sector.

Revenues from our Communications, Media and Technology segment (previously referred to as Other) grew 16.6% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Growth within this segment was driven by the increased adoption of digital technologies, digital content operations and an expanded range of services, such as business process services. Revenue growth was $81 million among our communications and media customers and $47 million among our technology customers. Revenues from customers added since June 30, 2016 were $26 million and represented 20.3% of the period-over-period revenue increase in this segment.

Revenues - Geographic Markets. Revenues by geographic market were as follows for the six months ended June 30:

	2017	2016	Increase
			$	%
	(Dollars in millions)
North America	$5,612	$5,121	$491	9.6
United Kingdom	562	610	(48)	(7.9)
Rest of Europe	576	463	113	24.4
Europe - Total	1,138	1,073	65	6.1
Rest of World	466	378	88	23.3
Total revenues	$7,216	$6,572	$644	9.8

North America continues to be our largest market representing 77.8% of total revenues for the six months ended June 30, 2017 and accounted for $491 million of the $644 million total revenue increase over the six months ended June 30, 2016. Revenue growth in Europe and Rest of World markets was driven by an increase in demand for an expanded range of services, such as business process services, customer adoption and integration of digital technologies that are reshaping our customers' business and operating models. Revenues from our customers in Europe grew 6.1%, after a negative currency impact of 6.8%. Specifically, within the United Kingdom we experienced a decrease in revenues of 7.9%, after a negative currency impact of 9.9% while revenues from our Rest of Europe customers, including revenues from new strategic customers acquired in the fourth quarter of 2016, increased 24.4% after a negative currency impact of 2.6%. Revenue growth from our United Kingdom customers has been negatively affected by the current macroeconomic conditions, including the weakening of the British pound and uncertainty in the markets due to the results of the Brexit Referendum. Revenues from our Rest of World customers grew 23.3%, after an immaterial currency impact in the first half of 2017, primarily driven by the Australia and India markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel and subcontracting related to revenues. Our cost of revenues increased by 12.7% during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was due primarily to an increase in compensation and benefits costs (partially offset by the impact of lower incentive-based compensation accrual rates), the increase in certain operating and professional service costs and the negative impact of the appreciation of the Indian rupee against the U.S. dollar, partially offset by greater realized gains on settlements of cash flow hedges. Additionally, cost of revenues for the six months ended June 30, 2016 reflected the loss recognized on a fixed-price customer contract. For the six months ended June 30, 2017, compensation and benefit costs increased primarily as a result of the increase in the number of our service delivery personnel as compared to 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 7.5% during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, decreasing as a percentage of revenues to 22.0% for the six months ended June 30, 2017 as compared to 22.4% for the six months ended June 30, 2016. The decrease as a percentage of revenues was due primarily to a decrease in immigration expense and gains on settlements of cash flow hedges, partially offset by an increase in professional service costs, primarily related to the FCPA investigation and related lawsuits, and the negative impact of the appreciation of the Indian rupee against the U.S. dollar.

Income from Operations and Operating Margin - Overall. Income from operations increased 2.7% for the six months ended June 30, 2017 as compared to the same period in 2016. Our operating margin decreased to 16.3% for the six months ended June 30, 2017 from 17.4% for the six months ended June 30, 2016, due to an increase in compensation and benefits costs (partially offset by the impact of lower incentive-based compensation accrual rates), increases in professional service and other operating costs and the negative impact of the appreciation of the Indian rupee against the U.S. dollar, partially offset by greater gains on settlements of cash flow hedges and a decrease in immigration expenses. Additionally, the operating margin for the six months ended June 30, 2016 reflected the loss recognized on a fixed-price customer contract. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 41 basis points or 0.41% percentage points during the six months ended June 30, 2017.

Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the six months ended June 30, 2017, the settlement of cash flow hedges positively impacted our operating margin by approximately 76 basis points or 0.76 percentage points, as compared to a minimal effect in 2016.

For the six months ended June 30, 2017 and 2016, our non-GAAP operating margins were 19.5%5 and 20.1%5, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense, acquisition-related charges and, for 2017, realignment charges.

Segment Operating Profit. Segment operating profits were as follows for the six months ended June 30:

			Increase (Decrease)
	2017	2016	$	%
	(Dollars in millions)
Financial Services	$802	$882	$(80)	(9.1)
Healthcare	616	565	51	9.0
Products and Resources	417	445	(28)	(6.3)
Communications, Media and Technology	267	256	11	4.3
Total segment operating profit	2,102	2,148	(46)	(2.1)
Less: unallocated costs	926	1,003	(77)	(7.7)
Income from operations	$1,176	$1,145	$31	2.7

In all our business segments, operating profits decreased as a percentage of revenues due to increases in compensation and benefit costs, investments to accelerate our shift to digital, including re-skilling of service delivery personnel, and the negative impact of the appreciation of various currencies, including the Indian rupee, against the U.S. dollar.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the six months ended June 30:

	2017	2016	Increase/ Decrease
	(in millions)
Foreign currency exchange gains (losses)	$70	$(11)	$81
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(13)	—	(13)
Foreign currency exchange gains (losses), net	57	(11)	68
Interest income	63	59	4
Interest expense	(12)	(10)	(2)
Other, net	—	1	(1)
Total other income (expense), net	$108	$39	$69

The foreign currency exchange gains were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of June 30, 2017, the notional value of our undesignated hedges was $269 million. The increase in interest income of $4 million was primarily attributable to an increase in average invested balances in 2017.

________________

5
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Provision for Income Taxes. The provision for income taxes decreased to $257 million during the six months ended June 30, 2017 from $491 million during the six months ended June 30, 2016. The effective income tax rate decreased to 20.0% for the six months ended June 30, 2017 from 41.4% for the six months ended June 30, 2016. The decrease in our effective income tax rate was primarily attributed to the effect of the incremental income tax expense of $190 million related to the India Cash Remittance in 2016 and the recognition in the first quarter of 2017 of income tax benefits previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million.

Net Income. Net income increased to $1,027 million for the six months ended June 30, 2017 from $693 million for the six months ended June 30, 2016, representing 14.2% and 10.6% of revenues, respectively. The increase in net income as a percentage of revenues is primarily due to the 2017 foreign currency exchange gains and a decrease in the provision for income taxes, partially offset by the decrease in operating margin during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Non-GAAP Financial Measures

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the six months ended June 30:

	2017	% of Revenues	2016	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$1,176	16.3	$1,145	17.4
Add: Stock-based compensation expense (1)	109	1.5	116	1.8
Add: Acquisition-related charges (2)	69	1.0	59	0.9
Add: Realignment charges (3)	50	0.7	—	—
Non-GAAP income from operations and non-GAAP operating margin	$1,404	19.5	$1,320	20.1

GAAP diluted earnings per share	$1.71		$1.14
Effect of above operating adjustments, pre-tax	0.38		0.29
Effect of non-operating foreign currency exchange (losses) gains, pre-tax (4)	(0.10)		0.01
Tax effect of non-GAAP adjustments to pre-tax income (5)	(0.14)		(0.08)
Effect of recognition of income tax benefit related to an uncertain tax position (6)	(0.09)		—
Effect of incremental income tax expense related to the India Cash Remittance (7)	—		0.31
Non-GAAP diluted earnings per share	$1.76		$1.67
_____________________

(1)	Stock-based compensation expense reported in:

	Six Months Ended June 30,
	2017	2016
Cost of revenues	$28	$26
Selling, general and administrative expenses	81	90

(2)
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

(3)
Realignment charges include severance costs, primarily associated with the VSP, lease termination costs, and advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs, as applicable. The total costs related to the realignment are reported in "Selling, general and administrative expenses" in our consolidated statements of operations and are expected to be incurred primarily in 2017.

(4)
Non-operating foreign currency exchange gains are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

(5)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Six Months Ended June 30,
	2017	2016
Non-GAAP income tax benefit (expense) related to:
Stock-based compensation expense	$41	$27
Acquisition-related charges	24	22
Realignment charges	18	—
Foreign currency exchange gains (losses)	5	1
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

(6)
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

(7)
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of this transaction, we incurred an incremental income tax expense of $190 million in the six months ended June 30, 2016.

Liquidity and Capital Resources

Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of June 30, 2017, we had cash, cash equivalents and short-term investments of $4,378 million and additional available capacity under our revolving credit facility of approximately $600 million. The following table provides a summary of our cash flows for the six months ended June 30:

	2017	2016	Increase / Decrease
	(in millions)
Net cash from operating activities	$798	$438	$360
Net cash (used in) investing activities	(298)	(260)	(38)
Net cash (used in) financing activities	(1,421)	(621)	(800)

Operating activities. The increase in cash generated from operating activities was primarily attributable to higher net income in the first half of 2017 as compared to the same period in 2016. Trade accounts receivable increased to $2,680 million at June 30, 2017 from $2,556 million at December 31, 2016. Unbilled accounts receivable increased to $409 million at June 30, 2017 from $349 million at December 31, 2016. The increase in trade accounts receivable and unbilled receivables as of June 30, 2017 as compared to December 31, 2016 was primarily due to increased revenues.

We monitor turnover, aging and the collection of accounts receivable by customer. Our days sales outstanding calculation includes billed and unbilled accounts receivable, net of allowance for doubtful accounts, reduced by the uncollected portion of our deferred revenue. Our days sales outstanding as of June 30, 2017 was 73 days, higher as compared to 72 days as of December 31, 2016, and lower as compared to 74 days as of June 30, 2016.

Investing activities. The increase in cash used in investing activities in the 2017 period is primarily related to net investment purchases in the 2017 period as compared to net investment sales in the same period in 2016, partially offset by lower payments for acquisitions in the 2017 period.

Financing activities. The increase in cash used in financing activities in the 2017 period is primarily attributable to repurchases of common stock under the ASR and payment of dividends, partially offset by net borrowings under the revolving credit facility in 2017 as compared to net repayments of notes under our revolving credit facility in the same period in 2016.

In 2014, we entered into a credit agreement with a commercial bank syndicate, or, as amended, the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature in November 2019. As of June 30, 2017, we had $844 million outstanding under the term loan and $150 million outstanding notes under the revolving credit facility.

The Credit Agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the Credit Agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of June 30, 2017, we were in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of June 30, 2017 and through the date of this filing.
We have initiated a plan to return $3.4 billion to stockholders over the next two years through a combination of stock repurchases and cash dividends. As part of this plan, we entered into a $1.5 billion ASR in March 2017 and paid a cash dividend of $0.15 per share, totaling $89 million in May 2017. We subsequently declared another cash dividend of $0.15 per share with a record date of August 22, 2017 and a payment date of August 31, 2017. The up-front payments related to the ASR were funded with cash on hand in the U.S. and borrowings under the revolving credit facility. We intend to repurchase an additional $1.2 billion of shares during the second half of 2017 and 2018. Stock repurchases may be made from time to time through open-market purchases and through the use of Rule 10b5-1 plans and/or by other means.
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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of June 30, 2017, $3,987 million of our cash, cash equivalents and short-term investments were held outside the United States. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. We intend to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate these amounts to fund our liquidity needs in the United States. In reaching this conclusion, we considered our capital needs in the United States, the available sources of liquidity in the United States and our growth plans outside the United States. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, which may lead us to repatriate foreign earnings. This may result in an additional provision for income taxes, which could materially affect our future effective income tax rate. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.
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
We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. There were no adjustments recorded during the six months ended June 30, 2017. See Note 11 to our unaudited condensed consolidated financial statements.

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Under a stipulation filed by the parties on February 23, 2017, defendants filed motions to dismiss the consolidated amended complaint on June 6, 2017, plaintiffs filed an opposition brief on July 21, 2017 responding to defendants’ motions to dismiss, and defendants have until September 5, 2017 to file reply briefs in further support of their motions to dismiss.

On October 31, 2016, November 15, 2016, and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers as defendants. On January 24, 2017, the New Jersey Superior Court, Bergen County, consolidated the three putative shareholder derivative actions filed in that court into a single action and appointed lead plaintiff and lead counsel. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On March 16, 2017, the parties filed a stipulation deferring all further proceedings pending a final, non-appealable ruling on the then anticipated motion to dismiss the consolidated putative securities class action. On April 26, 2017, in lieu of ordering the stipulation filed by the parties, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future. On February 22, 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed in the United States District Court for the District of New Jersey, naming us and certain of our directors as defendants. On April 5, 2017, the United States District Court for the District of New Jersey entered an order staying all proceedings pending a final, non-appealable ruling on the then anticipated motion to dismiss the consolidated putative securities class action. On April 7, 2017, a fifth putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions, but also adds a claim for violations of Section 10(b) of the Exchange Act against the individual defendants. On May 10, 2017, a sixth putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions, but also adds a claim for violations of Section 14(a) of the Exchange Act against the individual defendants. In an order dated June 20,

2017, the United States District Court for the District of New Jersey consolidated the three putative shareholder derivative actions filed in that court into a single action, appointed lead plaintiff and lead counsel, and stayed all further proceedings pending a final, non-appealable ruling on the motion to dismiss the consolidated putative securities class action. All of the putative shareholder derivative complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief.
We are presently unable to predict the duration, scope or result of the internal investigation, any investigations by the DOJ or the SEC, the consolidated putative securities class action, the putative shareholder derivative actions or any other lawsuits. As such, we are presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, and thus have not recorded any accruals related to these matters. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. In addition, the DOJ and the SEC could bring enforcement actions against the Company or individuals, including former members of senior management. Such actions, if brought, could result in dispositions, judgments, settlements, fines, injunctions, cease and desist orders, debarment or other civil or criminal penalties against the Company or such individuals.

We expect to incur additional expenses related to remedial measures, and may incur additional expenses related to fines. The imposition of any sanctions or the implementation of remedial measures could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other related lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain.
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

The Company has indemnification and expense advancement obligations pursuant to its Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, the Company has received requests under such indemnification agreements and its Bylaws to provide advances of funds for legal fees and other expenses, and expects additional requests in connection with the investigation and related litigation. The Company has not recorded any liability for these matters as of June 30, 2017 as it cannot estimate the ultimate outcome at this time but has expensed advances made through June 30, 2017. The Company has maintained directors and officers insurance, from which a portion of these expenses may be recoverable, though we have not recorded an insurance receivable as of June 30, 2017. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification agreements described here.

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as 77.8% of our revenues for the six months ended June 30, 2017 were generated from customers located in North America. Revenues from our customers in the United Kingdom, Rest of Europe and Rest of World represented 7.8%, 8.0% and 6.5%, respectively, of our 2017 revenues. Accordingly, our operating results outside the United States may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar. In particular, the results of the Brexit Referendum and its effect on the British pound may subject us to increased volatility in foreign currency exchange rate movements.

A portion of our costs in India, representing approximately 22.7% of our global operating costs for the six months ended June 30, 2017, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the six months ended June 30, 2017, we reported foreign currency exchange gains, exclusive of hedging gains or losses, of $70 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee and the Euro, in our foreign subsidiaries.
We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Our Indian subsidiaries, collectively referred to as Cognizant India, convert U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the six months ended June 30, 2017, we reported gains of $55 million on contracts that settled during this period. As of June 30, 2017, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2017	$630	72.0
2018	1,050	73.6
2019	330	69.7
Total	$2,010	72.4

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets and liabilities. We entered into a series of foreign exchange forward contracts scheduled to mature in 2017 and 2018 which are used to hedge our foreign currency denominated net monetary assets and liabilities. At June 30, 2017, the notional value of the outstanding contracts was $269 million and the related fair value was a liability of $6 million. During the six months ended June 30, 2017, inclusive of $13 million of losses on these undesignated balance sheet hedges, we reported net foreign currency exchange gains of $57 million.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the six months ended June 30, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Forward Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believe,” “expect,” “may,” “could,” “would,” “plan,” “intend,” “estimate,” “predict,” “potential,” “continue,” “should” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing.

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

•
Risks associated with our identified material weakness in internal control over financial reporting and any other failure to maintain effective internal controls, including any potential future findings of control deficiencies through the internal investigation, in connection with any company we acquire, or otherwise;

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of June 30, 2017, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2017	$630	72.0
2018	1,050	73.6
2019	330	69.7
Total	$2,010	72.4

As of June 30, 2017, the net unrealized gain on our outstanding foreign exchange forward contracts designated as cash flow hedges was $155 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2017, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $208 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets and liabilities. We entered into a series of foreign exchange forward contracts scheduled to mature in 2017 and 2018 which are used to hedge our foreign currency denominated net monetary assets and liabilities. At June 30, 2017, the notional value of the outstanding contracts was $269 million and the related fair value was a liability of $6 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at June 30, 2017, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $25 million.

Our Credit Agreement provides for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature on November 20, 2019. As of June 30, 2017, we had $844 million outstanding under the term loan and $150 million outstanding loans under the revolving credit facility. The Credit Agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 10% change in interest rates, with all other variables held constant, would have resulted in a 4.4% change to our reported interest expense for the six months ended June 30, 2017.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our trading and available-for-sale investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of June 30, 2017, our short-term and long-term investments were $3,221 million and $198 million, respectively. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities, Indian rupee denominated commercial paper, Indian rupee denominated international corporate bonds and government debt securities, U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included securities backed by auto loans, credit card receivables, and other receivables. Our long-term investments are comprised of held-to-maturity corporate and other debt securities as well as equity and cost method investments.

In addition, our cash, cash equivalents and short-term investments are subject to market risk from changes in interest rates. As of June 30, 2017, a 10% change in interest rates, with all other variables held constant, would result in a change in the fair value of our available-for-sale investment securities of approximately $4 million.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.

Item 4.    Controls and Procedures.

Internal Investigation
Background

As previously disclosed, the Company is conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. In 2016, through the internal investigation, we discovered that certain members of senior management may have participated in or been aware of the making of potentially improper payments and failed to take action to prevent the making of potentially improper payments by either overriding or failing to enforce the controls established by the Company relating to real estate and procurement principally in connection with permits for certain facilities in India. Such actions would be inconsistent with the standards and tone at the top to which our Board of Directors and senior management are committed and would be in violation of the Company’s written code of conduct and procedures established in part to detect and prevent improper payments.
Material Weakness
Based on the results of the internal investigation to date and remedial actions taken through June 30, 2017, we concluded a material weakness that existed at December 31, 2016 continued to exist as of June 30, 2017 as we did not maintain an effective internal control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain an effective tone at the top as certain members of senior management may have participated in or failed to take action to prevent the making of potentially improper payments by either overriding or failing to enforce the controls established by the Company relating to real estate and procurement principally in connection with permits for certain facilities in India.

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
Remediation
We have undertaken a number of measures designed to directly address, or that may contribute to, the remediation of our material weakness or the enhancement of our internal controls over financial reporting. While the internal investigation is ongoing, based on the results of the investigation to date, the members of senior management who may have participated in or been aware of the making of the identified potentially improper payments and failed to take action to prevent the making of the identified potentially improper payments are no longer with the Company or in a senior management position. Additional personnel actions have been taken with respect to other employees and further actions may be required.
Further, among other things, we have made certain new management appointments, including a new President and a new General Counsel, added resources and personnel to our compliance function and programs, enhanced our oversight controls in the areas of procurement and accounts payable as they relate to real estate transactions in India, and enhanced our compliance program and control environment through a number of actions, including additional and improved anti-corruption and ethical conduct training programs and a distribution of a revised code of ethics to all employees.
Changes to internal controls over financial reporting need to operate for a period of time in order for management to evaluate and test whether the internal control changes are effective. We have commenced our evaluation of the effectiveness of certain changes to our internal controls over financial reporting implemented to directly address the material weakness.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2017.
Based on the evaluation of the design and effectiveness of our disclosure controls and procedures, and as a result of the material weakness described above, our chief executive officer and chief financial officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting

Other than described in “Remediation” above, there were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. Based on the results of the investigation to date, no material adjustments, restatements or other revisions to our previously issued financial statements are required.

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Under a stipulation filed by the parties on February 23, 2017, defendants filed motions to dismiss the consolidated amended complaint on June 6, 2017, plaintiffs filed an opposition brief on July 21, 2017 responding to defendants’ motions to dismiss, and defendants have until September 5, 2017 to file reply briefs in further support of their motions to dismiss.

On October 31, 2016, November 15, 2016, and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers as defendants. On January 24, 2017, the New Jersey Superior Court, Bergen County, consolidated the three putative shareholder derivative actions filed in that court into a single action and appointed lead plaintiff and lead counsel. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On March 16, 2017, the parties filed a stipulation deferring all further proceedings pending a final, non-appealable ruling on the then anticipated motion to dismiss the consolidated putative securities class action. On April 26, 2017, in lieu of ordering the stipulation filed by the parties, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future. On February 22, 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed in the United States District Court for the District of New Jersey, naming us and certain of our directors as defendants. On April 5, 2017, the United States District Court for the District of New Jersey entered an order staying all proceedings pending a final, non-appealable ruling on the then anticipated motion to dismiss the consolidated putative securities class action. On April 7, 2017, a fifth putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions, but also adds a claim for violations of Section 10(b) of the Exchange Act against the individual defendants. On May 10, 2017, a sixth putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions, but also adds a claim for violations of Section 14(a) of the Exchange Act against the individual defendants. In an order dated June 20, 2017, the United States District Court for the District of New Jersey consolidated the three putative shareholder derivative actions filed in that court into a single action, appointed lead plaintiff and lead counsel, and stayed all further proceedings pending a final, non-appealable ruling on the motion to dismiss the consolidated putative securities class action. All of the putative shareholder derivative complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief.

We are presently unable to predict the duration, scope or result of the Audit Committee’s investigation, any investigations by the DOJ or the SEC, the consolidated putative securities class action, the putative shareholder derivative actions or any other lawsuits. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. In addition, the DOJ and the SEC could bring enforcement actions against the Company or individuals, including former members of senior management. Such actions, if brought, could result in dispositions, judgments, settlements, fines, injunctions, cease and desist orders, debarment or other civil or criminal penalties against the Company or such individuals.

We expect to incur additional expenses related to remedial measures, and may incur additional expenses related to fines. The imposition of any sanctions or the implementation of remedial measures could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition. Furthermore, while the Company intends to defend the lawsuits vigorously, these lawsuits and any other related lawsuits are subject to inherent uncertainties, the actual cost of such litigation will depend upon many unknown factors and the outcome of the litigation is necessarily uncertain.

We are also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated financial position.

Item 1A. Risk Factors

The risk factors disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017 continue to apply to our business.

The information presented below amends the risk factor of the same heading in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and should be read in conjunction with the other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The outcome of the internal investigation being conducted under the oversight of our Audit Committee of possible violations of the Foreign Corrupt Practices Act, or FCPA, and similar laws and related litigation could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition.

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In September 2016, we voluntarily notified the DOJ and the SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. We expect to incur additional expenses in connection with conducting the internal investigation.

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Under a stipulation filed by the parties on February 23, 2017, defendants filed motions to dismiss the consolidated amended complaint on June 6, 2017, plaintiffs filed an opposition brief on July 21, 2017 responding to defendants’ motions to dismiss, and defendants have until September 5, 2017 to file reply briefs in further support of their motions to dismiss.

On October 31, 2016, November 15, 2016, and November 18, 2016, three putative shareholder derivative complaints were filed in New Jersey Superior Court, Bergen County, naming us, all of our then current directors and certain of our current and former officers as defendants. On January 24, 2017, the New Jersey Superior Court, Bergen County, consolidated the three putative shareholder derivative actions filed in that court into a single action and appointed lead plaintiff and lead counsel. The complaints assert claims for breach of fiduciary duty, corporate waste, unjust enrichment, abuse of control, mismanagement, and/or insider selling by defendants. On March 16, 2017, the parties filed a stipulation deferring all further proceedings pending a final, non-appealable ruling on the then anticipated motion to dismiss the consolidated putative securities class action. On April 26, 2017, in lieu of ordering the stipulation filed by the parties, the New Jersey Superior Court deferred further proceedings by dismissing the consolidated putative shareholder derivative litigation without prejudice but permitting the parties to file a motion to vacate the dismissal in the future. On February 22, 2017, a fourth putative shareholder derivative complaint asserting similar claims was filed in the United States District Court for the District of New Jersey, naming us and certain of our directors as defendants. On April 5, 2017, the United States District Court for the District of New Jersey entered an order staying all proceedings pending a final, non-appealable ruling on the then anticipated motion to dismiss the consolidated putative securities class action. On April 7, 2017, a fifth putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions, but also adds a claim for violations of Section 10(b) of the Exchange Act against the individual defendants. On May 10, 2017, a sixth putative shareholder derivative complaint was filed in the United States District Court for the District of New Jersey, naming us, certain of our directors, and certain of our current and former officers as defendants. The complaint in that action asserts claims similar to those in the previously-filed putative shareholder derivative actions, but also adds a claim for violations of Section 14(a) of the Exchange Act against the individual defendants. In an order dated June 20, 2017, the United States District Court for the District of New Jersey consolidated the three putative shareholder derivative actions filed in that court into a single action, appointed lead plaintiff and lead counsel, and stayed all further proceedings pending a final, non-appealable ruling on the motion to dismiss the consolidated putative securities class action. All of the putative shareholder derivative complaints allege among other things that certain of our public disclosures were false and misleading by failing to disclose that payments allegedly in violation of the FCPA had been made and by asserting that management had determined that our internal controls were effective. The plaintiffs seek awards of compensatory damages and restitution to us as a result of the alleged violations and their costs and attorneys’ fees, experts’ fees, and other litigation expenses, among other relief.

We are presently unable to predict the duration, scope or result of the internal investigation, the related consolidated putative securities class action, the consolidated putative shareholder derivative action or any other related lawsuit, and any investigations by the DOJ or the SEC, including whether either agency will commence any legal action.

The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including injunctive relief, disgorgement, fines, penalties, the imposition of revised compliance programs and the retention of a monitor to oversee compliance with the FCPA. In addition, the DOJ and the SEC could bring enforcement actions against the Company or individuals, including former members of senior management. Such actions, if brought, could result in dispositions, judgments, settlements, fines, injunctions, cease and desist orders, debarment or other civil or criminal penalties against the Company or such individuals. The imposition of any sanctions, fines or the implementation of remedial measures could have a material adverse effect on our business, annual and interim results of operations, cash flows and financial condition. We could also incur additional expenses related to remedial measures, including those that we are implementing in response to our conclusion that our internal control over financial reporting and our disclosure controls and procedures are not effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
Effective March 1, 2017, the Board of Directors approved the termination of the stock repurchase program then in effect and approved a new stock repurchase program. The stock repurchase program allows for the repurchase of $3.5 billion of our outstanding shares of Class A common stock, excluding fees and expenses, through December 31, 2019.
Under the stock repurchase program, the Company is authorized to repurchase its Class A common stock through open market purchases, including under a trading plan adopted pursuant to Rule 10b5-1 of the Exchange Act, or in private transactions, in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased are determined by the Company’s management, in its discretion, or pursuant to a Rule 10b5-1 trading plan, and will depend upon market conditions and other factors.
We did not repurchase any shares of our Class A common stock under our stock repurchase program during the three months ended June 30, 2017. As of June 30, 2017, the remaining available balance under the Board of Directors' authorized stock repurchase program was $2.0 billion.

During the three months ended June 30, 2017, we purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. We also repurchased a limited number of shares from employees at the repurchase date market price. Combined, for the three months ended June 30, 2017, such repurchases totaled 446,346 shares at an aggregate cost of $30 million.

Item 6.    Exhibits.
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on March 27, 2017	8-K	000-24429	3.1	3/31/2017
10.1	Cognizant Technology Solutions Corporation 2017 Incentive Award Plan	8-K	000-24429	10.1	6/7/2017
10.2	Restricted Stock Unit Award Agreement and Grant Notice (with foreign appendix)					Filed
10.3	Performance-Based Restricted Stock Unit Award Agreement and Grant Notice					Filed
10.4	Restricted Stock Unit Award Agreement and Grant Notice					Filed
10.5	Stock Option Grant Notice and Stock Option Agreement					Filed
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cognizant Technology Solutions Corporation

Date:	August 3, 2017	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2017	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed or Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	000-24429	3.2	9/17/2013
3.2	Amended and Restated Bylaws, as adopted on March 27, 2017	8-K	000-24429	3.1	3/31/2017
10.1	Cognizant Technology Solutions Corporation 2017 Incentive Award Plan	8-K	000-24429	10.1	6/7/2017
10.2	Restricted Stock Unit Award Agreement and Grant Notice (with foreign appendix)					Filed
10.3	Performance-Based Restricted Stock Unit Award Agreement and Grant Notice					Filed
10.4	Restricted Stock Unit Award Agreement and Grant Notice					Filed
10.5	Stock Option Grant Notice and Stock Option Agreement					Filed
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350					Furnished
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed