Form 10-Q
period 2017-09-30
COGNIZANT TECHNOLOGY SOLUTIONS CORP
filed 2017-11-01
CIK 1058290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 25, 2017:

Class	Number of Shares
Class A Common Stock, par value $.01 per share	589,645,636

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Consolidated Statements of Financial Position (Unaudited) as of September 30, 2017 and December 31, 2016	1

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2017 and 2016 and for the Nine Months Ended September 30, 2017 and 2016	2

	Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended September 30, 2017 and 2016 and for the Nine Months Ended September 30, 2017 and 2016	3

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2017 and 2016	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION	51

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	55

SIGNATURES		56

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited).

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited)
(in millions, except par values)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,577	$2,034
Short-term investments	3,136	3,135
Trade accounts receivable, net of allowances of $62 and $48, respectively	2,889	2,556
Unbilled accounts receivable	403	349
Other current assets	552	526
Total current assets	8,557	8,600
Property and equipment, net	1,304	1,311
Goodwill	2,608	2,554
Intangible assets, net	957	951
Deferred income tax assets, net	464	425
Long-term investments	262	62
Other noncurrent assets	428	359
Total assets	$14,580	$14,262
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$186	$175
Deferred revenue	333	306
Short-term debt	100	81
Accrued expenses and other current liabilities	1,981	1,856
Total current liabilities	2,600	2,418
Deferred revenue, noncurrent	114	151
Deferred income tax liabilities, net	5	6
Long-term debt	723	797
Other noncurrent liabilities	159	162
Total liabilities	3,601	3,534
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value, 15.0 shares authorized, none issued	—	—
Class A common stock, $0.01 par value, 1,000 shares authorized, 590 and 608 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	208	358
Retained earnings	10,721	10,478
Accumulated other comprehensive income (loss)	44	(114)
Total stockholders’ equity	10,979	10,728
Total liabilities and stockholders’ equity	$14,580	$14,262
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$3,766	$3,453	$10,982	$10,025
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization expense shown separately below)	2,337	2,077	6,792	6,030
Selling, general and administrative expenses	674	701	2,069	2,001
Depreciation and amortization expense	107	92	297	266
Income from operations	648	583	1,824	1,728
Other income (expense), net:
Interest income	34	27	97	86
Interest expense	(6)	(5)	(18)	(15)
Foreign currency exchange gains (losses), net	(16)	7	41	(4)
Other, net	(2)	1	(2)	2
Total other income (expense), net	10	30	118	69
Income before provision for income taxes	658	613	1,942	1,797
Provision for income taxes	(164)	(170)	(421)	(661)
Income from equity method investment	1	1	1	1
Net income	$495	$444	$1,522	$1,137
Basic earnings per share	$0.84	$0.73	$2.56	$1.88
Diluted earnings per share	$0.84	$0.73	$2.55	$1.87
Weighted average number of common shares outstanding - Basic	590	606	594	607
Dilutive effect of shares issuable under stock-based compensation plans	2	3	2	3
Weighted average number of common shares outstanding - Diluted	592	609	596	610
Dividends declared per common share	$0.15	$—	$0.30	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$495	$444	$1,522	$1,137
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	33	1	100	(8)
Change in unrealized gains and losses on cash flow hedges, net of taxes	(22)	41	56	53
Change in unrealized gains and losses on available-for-sale securities, net of taxes	—	(2)	2	6
Other comprehensive income (loss)	11	40	158	51
Comprehensive income	$506	$484	$1,680	$1,188
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COGNIZANT TECHNOLOGY SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,522	$1,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321	278
Provision for doubtful accounts	12	9
Deferred income taxes	(46)	(44)
Stock-based compensation expense	161	165
Other	(49)	10
Changes in assets and liabilities:
Trade accounts receivable	(284)	(261)
Other current assets	21	(84)
Other noncurrent assets	(65)	(51)
Accounts payable	(5)	12
Deferred revenues, current and noncurrent	(21)	(57)
Other current and noncurrent liabilities	4	(73)
Net cash provided by operating activities	1,571	1,041
Cash flows from investing activities:
Purchases of property and equipment	(204)	(213)
Purchases of available-for-sale investment securities	(2,163)	(3,423)
Proceeds from maturity or sale of available-for-sale investment securities	2,352	3,052
Purchases of held-to-maturity investment securities	(1,015)	(29)
Proceeds from maturity of held-to-maturity investment securities	208	—
Purchases of other investments	(363)	(764)
Proceeds from maturity or sale of other investments	835	689
Payments for business combinations, net of cash acquired and equity method investment	(72)	(185)
Net cash (used in) investing activities	(422)	(873)
Cash flows from financing activities:
Issuance of common stock under stock-based compensation plans	146	135
Repurchases of common stock	(1,557)	(492)
Repayment of term loan borrowings and capital lease obligations	(62)	(41)
Net change in notes outstanding under the revolving credit facility	—	(350)
Dividends paid	(179)	—
Net cash (used in) financing activities	(1,652)	(748)
Effect of exchange rate changes on cash and cash equivalents	46	5
(Decrease) in cash and cash equivalents	(457)	(575)
Cash and cash equivalents, beginning of year	2,034	2,125
Cash and cash equivalents, end of period	$1,577	$1,550
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

In March 2016, the FASB issued an update to the standard on stock compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for excess tax benefits and deficiencies, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. We adopted this update prospectively beginning January 1, 2017. For the three and nine months ended September 30, 2017, we recognized net excess tax benefits on stock-based compensation awards in our income tax provision in the amount of $5 million and $16 million or approximately $0.01 and $0.03 per share, respectively. Additionally, the excess tax benefits and deficiencies have been presented in operating activities in the statement of cash flows in our consolidated financial statements and the prior period presentation has been adjusted to conform to the current period.

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

New Accounting Pronouncements.

In May 2014, the FASB issued a standard on revenue from contracts with customers. In 2016, the FASB issued five amendments to the new standard. The new standard, as amended, sets forth a single comprehensive model for recognizing and reporting revenues. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenues and cash flows relating to customer contracts. The standard is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2018. The standard allows for two methods of adoption: the full retrospective adoption, which requires the standard to be applied to each prior period presented, or the modified retrospective adoption, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. We intend to adopt the standard using the modified retrospective method effective January 1, 2018. While we are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures, we believe the most significant impacts primarily relate to changes in the method used to measure progress on our application maintenance and business process services fixed-price contracts, capitalization and amortization of costs to acquire and fulfill a contract, as well as the timing of revenue recognition on our software license contracts. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the standard will be dependent on each contract's specific terms. The final impact of adoption of the new standard will be based on active contracts as of December 31, 2017. Many of our contracts are short-term in nature and may be renewed, terminated or otherwise modified after September 30, 2017. Additionally, new contracts will be signed during the fourth quarter of 2017. Thus, we are unable to provide a quantification of the impact of adoption of the new standard at this time.

In January 2016, the FASB issued an update to the standard on financial instruments. The update significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements.  The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2018. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption.  We do not expect the adoption of this update to have a material effect on our financial condition or results of operations.

In February 2016, the FASB issued a standard on lease accounting. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2019. Upon adoption, entities will be required to use a modified retrospective transition which provides for certain practical expedients. Entities are required to apply the new standard at the beginning of the earliest comparative period presented. Early adoption of this new standard is permitted. We expect to adopt the standard beginning January 1, 2019. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures. We expect the requirement to recognize a right-of-use asset and a lease liability for operating leases to have a material impact on the presentation of our consolidated statements of financial position.

In August 2016, the FASB issued an update to the standard on the statement of cash flows, which clarifies the presentation and classification of certain cash receipts and cash payments. The update addresses specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2018. Upon adoption, entities will be required to use a retrospective transition approach. The adoption of this guidance may affect financial statement presentation but will have no effect on our financial position or results of operations.

In March 2017, the FASB issued an update to shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2019 with early adoption permitted. Upon adoption, entities will be required to use a modified retrospective transition with the cumulative effect adjustment recognized to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect the amendments will have on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued an update to amend the scope of modification accounting for share-based payment arrangements. The amendment requires that an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification are the same immediately before and after the modification. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2018. Upon adoption, entities will be required to apply this guidance prospectively to an award modified on or after the adoption date. We do not expect the adoption of this update to have a material effect on our financial condition or results of operations.

In August 2017, the FASB issued an update to the standard on derivatives and hedging. The update expands and refines hedge accounting for both financial and nonfinancial hedging strategies to better align hedge accounting with companies’ risk management strategies. The update also amends the presentation and disclosure requirements and changes how companies assess effectiveness of their hedges. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2019 with early adoption permitted. Adoption methods will differ by type of hedge. We are currently evaluating the effect the update will have on our consolidated financial statements and related disclosures.

Note 2 — Internal Investigation and Related Matters

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. In September 2016, we voluntarily notified the U.S. Department of Justice, or DOJ, and Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. During the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of such payments that had been previously capitalized that should have been expensed. Of the $4 million out-of-period correction, $3 million was recorded in the third quarter of 2016 and $1 million was recorded in the fourth quarter of 2016. These out-of-period corrections and the other $2 million in potentially improper payments were not material to any previously issued financial statements. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. There were no adjustments recorded during the nine months ended September 30, 2017.

Note 3 — Business Combinations

Business Combinations

In 2017, we completed three business combinations for total initial consideration of approximately $72 million (net of cash acquired). One of these transactions was an acquisition of an intelligent products and solutions company specializing in digital strategy, product design and engineering, the internet of things, and enterprise mobility that expands our digital transformation portfolio and capabilities. The second transaction was an acquisition of a healthcare management consulting firm that strengthens our consulting service offerings within the healthcare consulting market. The third transaction was an acquisition of a leading national provider of business process services to the government healthcare market that further strengthens our business process-as-a-service solutions for government and public health programs.

These acquisitions were included in our unaudited condensed consolidated financial statements as of the date on which the businesses were acquired and were not material to our operations, financial position or cash flows. Accordingly, pro forma results have not been presented. We have preliminarily allocated the purchase price related to these transactions to tangible and intangible assets and liabilities, including non-deductible goodwill, based on their estimated fair values. We will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the date of acquisition. Specifically-identified intangible assets and goodwill acquired were as follows:

	Fair Value	Weighted Average Useful Life
	(in millions)
Non-deductible goodwill	$28
Customer relationship intangible assets	91	10.0 years
Other intangible assets	2	2.7 years

The primary items that generated the aforementioned goodwill are the value of the acquired assembled workforces and synergies between the acquired companies and us, neither of which qualify as an amortizable intangible asset.

Supplemental Schedule of Noncash Investing Activities
In conjunction with the 2017 acquisitions, liabilities were assumed as follows:

Nine Months Ended September 30,
(in millions)
Fair value of assets acquired	$165
Purchase price paid in cash (net of cash acquired)	(72)
Liabilities assumed	$93

Note 4 — Realignment Charges
In 2017, we began a realignment of our business to accelerate the shift to digital services and solutions while improving the overall efficiency of our operations. As part of this realignment, for the three and nine months ended September 30, 2017, we incurred $19 million and $69 million, respectively, in pre-tax realignment charges, reported in "Selling, general and administrative expenses" in our consolidated statements of operations. The realignment charges are comprised of severance costs, including those related to a voluntary separation program, or VSP, announced in May 2017, lease termination costs and advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs.
Realignment charges for the three and nine months ended September 30, 2017 were as follows:

	Three Months	Nine Months
	(in millions)
Employee separations	$14	$53
Advisory fees	5	15
Lease termination costs	—	1
Total realignment costs	$19	$69
There were no realignment charges incurred in 2016.

Note 5 — Investments

Our investments were as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Short-term investments:
Trading investment securities	$25	$25
Available-for-sale investment securities	2,075	2,264
Held-to-maturity investment securities	677	40
Time deposits	359	806
Total short-term investments	$3,136	$3,135

Long-term investments:
Equity and cost method investments	$72	$62
Held-to-maturity investment securities	190	—
Total long-term investments	$262	$62

Trading Investment Securities

Our trading investment securities consist of a U.S. dollar denominated investment in a fixed income mutual fund. Unrealized losses for the three and nine months ended September 30, 2017 and 2016 were immaterial. There were no realized gains or losses on trading securities during the three and nine months ended September 30, 2017. The value of the fixed income mutual fund invested in fixed income securities is based on the net asset value, or NAV, of the fund, with appropriate consideration of the liquidity and any restrictions on disposition of our investment in the fund.

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

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at September 30, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$658	$—	$(2)	$656
Corporate and other debt securities	452	—	(1)	451
Certificates of deposit and commercial paper	546	1	—	547
Asset-backed securities	289	—	(1)	288
Municipal debt securities	133	—	—	133
Total available-for-sale investment securities	$2,078	$1	$(4)	$2,075
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale investment securities at December 31, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury and agency debt securities	$605	$—	$(3)	$602
Corporate and other debt securities	407	—	(2)	405
Certificates of deposit and commercial paper	910	1	—	911
Asset-backed securities	232	—	(1)	231
Municipal debt securities	116	—	(1)	115
Total available-for-sale investment securities	$2,270	$1	$(7)	$2,264

The fair value and related unrealized losses of available-for-sale investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of September 30, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
U.S. Treasury and agency debt securities	$546	$(1)	$44	$(1)	$590	$(2)
Corporate and other debt securities	253	(1)	37	—	290	(1)
Certificates of deposit and commercial paper	25	—	—	—	25	—
Asset-backed securities	226	(1)	10	—	236	(1)
Municipal debt securities	60	—	7	—	67	—
Total	$1,110	$(3)	$98	$(1)	$1,208	$(4)

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

The unrealized losses for the above securities as of September 30, 2017 and December 31, 2016 were primarily attributable to changes in interest rates. At each reporting date, the Company performs an evaluation of impaired available-for-sale securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of September 30, 2017. The gross unrealized gains and losses in the above tables were recorded, net of tax, in "Accumulated other comprehensive income (loss)" in our consolidated statements of financial position.
The contractual maturities of our fixed income available-for-sale investment securities as of September 30, 2017 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$692	$692
Due after one year up to two years	539	538
Due after two years up to three years	461	460
Due after three years	97	97
Asset-backed securities	289	288
Total available-for-sale investment securities	$2,078	$2,075

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

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Proceeds from sales of available-for-sale investment securities	$375	$465	$2,020	$2,843

Gross gains	$—	$1	$1	$5
Gross losses	(1)	(4)	(2)	(4)
Net realized (losses) gains on sales of available-for-sale investment securities	$(1)	$(3)	$(1)	$1

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

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at September 30, 2017 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Corporate and other debt securities	$281	$—	$—	$281
Commercial paper	396	—	—	396
Total short-term held-to-maturity investments	677	—	—	677
Long-term investments:
Corporate and other debt securities	190	—	(1)	189
Total held-to-maturity investment securities	$867	$—	$(1)	$866

The amortized cost, gross unrealized gains and losses and fair value of held-to-maturity investment securities at December 31, 2016 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Short-term investments:
Certificates of deposit and commercial paper	$40	$—	$—	$40

There were no long-term held-to-maturity investment securities at December 31, 2016.

The fair value and related unrealized losses of held-to-maturity investment securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer were as follows as of September 30, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Corporate and other debt securities	$363	$(1)	$—	$—	$363	$(1)
Commercial paper	268	—	—	—	268	—
Total	$631	$(1)	$—	$—	$631	$(1)

As of December 31, 2016, held-to-maturity investment securities in an unrealized loss position were immaterial. At each reporting date, the Company performs an evaluation of held-to-maturity securities to determine if the unrealized losses are other-than-temporary. We do not consider any of the investments to be other-than-temporarily impaired as of September 30, 2017.

The contractual maturities of our fixed income held-to-maturity investment securities as of September 30, 2017 are set forth in the following table:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$677	$677
Due after one year up to two years	184	183
Due after two years	6	6
Total held-to-maturity investment securities	$867	$866

During the nine months ended September 30, 2017 and the year ended December 31, 2016, there were no transfers of investments between our trading, available-for-sale and held-to-maturity investment portfolios.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Compensation and benefits	$1,262	$1,134
Income taxes	23	10
Professional fees	99	99
Travel and entertainment	43	36
Customer volume and other incentives	277	258
Derivative financial instruments	2	4
Other	275	315
Total accrued expenses and other current liabilities	$1,981	$1,856

Note 7 — Debt

In 2014, we entered into a credit agreement with a commercial bank syndicate, or, as amended, the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature in November 2019. All notes drawn to date under the revolving credit facility have been less than 90 days in duration. There were no notes outstanding under the revolving credit facility as of September 30, 2017 or December 31, 2016. We are required under the Credit Agreement to make scheduled quarterly principal payments on the term loan. We were in compliance with all debt covenants and representations as of September 30, 2017.

Short-term Debt

The following summarizes our short-term debt balances as of:

	September 30, 2017	December 31, 2016
	(in millions)
Term loan - current maturities	$100	$81
Total short-term debt	$100	$81

Long-term Debt

The following summarizes our long-term debt balances as of:

	September 30, 2017	December 31, 2016
	(in millions)
Term loan, due 2019	$825	$881
Less:
Current maturities	(100)	(81)
Deferred financing costs	(2)	(3)
Long-term debt, net of current maturities	$723	$797

Note 8 — Income Taxes

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

Our effective income tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effective income tax rate	24.9%	27.6%	21.7%	36.7%
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
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion ("India Cash Remittance"). This transaction was undertaken pursuant to a plan approved by the High Court of Madras and simplified the shareholding structure of our principal operating subsidiary in India. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in tax expense in the United States and India, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion. As a result of this transaction, we incurred an incremental 2016 income tax expense of $238 million, including a discrete item recognized in the second quarter of 2016 of $143 million relating to the distribution of historic undistributed accumulated foreign earnings. Total incremental tax expense of $24 million and $214 million were recognized in the three and nine months ended September 30, 2016. This transaction is primarily responsible for the decrease in our effective income tax rate in 2017 compared to 2016.
The decrease in our effective income tax rate for the nine months ended 2017 as compared to the same period in 2016 is primarily due to the India Cash Remittance and the recognition of previously unrecognized income tax benefits, as described above. For the 2017 periods, the principal reasons for the difference between our effective income tax rates and the U.S. federal statutory rate are the effect of the Indian tax holiday, earnings taxed in countries that have lower rates than the United States, and, for the nine months ended September 30, 2017, the recognition in the first quarter of 2017 of previously unrecognized income tax benefits. For the three months ended September 30, 2016, the principal reasons for the difference between our effective income tax rates and the U.S. federal statutory rate are the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States, partially offset by the effect of the India Cash Remittance transaction. For the nine months ended September 30, 2016, the principal reasons for the difference between our effective income tax rates and the U.S. federal statutory rate are the effect of the India Cash Remittance transaction, partially offset by the effect of the Indian tax holiday and earnings taxed in countries that have lower rates than the United States.

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

The following table provides information on the location and fair values of derivative financial instruments included in our unaudited consolidated statements of financial position as of:

		September 30, 2017		December 31, 2016
Designation of Derivatives	Location on Statement of Financial Position	Assets	Liabilities	Assets	Liabilities
		(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	Other current assets	$106	$—	$34	$—
	Other noncurrent assets	24	—	17	—
	Accrued expenses and other current liabilities	—	1	—	—
	Other noncurrent liabilities	—	2	—	—
	Total	130	3	51	—
Foreign exchange forward contracts – Not designated as hedging instruments	Other current assets	3	—	—	—
	Accrued expenses and other current liabilities	—	1	—	4
	Total	3	1	—	4
Total		$133	$4	$51	$4

Cash Flow Hedges

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of Indian rupee denominated payments in India. These contracts are intended to partially offset the impact of movement of exchange rates on future operating costs and are scheduled to mature each month during 2017, 2018 and 2019. Under these contracts, we purchase Indian rupees and sell U.S. dollars. The changes in fair value of these contracts are initially reported in the caption “Accumulated other comprehensive income (loss)” in our consolidated statements of financial position and are subsequently reclassified to earnings in the same period the forecasted Indian rupee denominated payments are recorded in earnings. As of September 30, 2017, we estimate that $78 million, net of tax, of net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The notional value of our outstanding contracts by year of maturity and the net unrealized gains included in accumulated other comprehensive income (loss) for such contracts were as follows as of:

	September 30, 2017	December 31, 2016
	(in millions)
2017	$360	$1,320
2018	1,140	1,020
2019	525	—
Total notional value of contracts outstanding	$2,025	$2,340
Net unrealized gains included in accumulated other comprehensive income (loss), net of taxes	$95	$39

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

The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the three months ended September 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2017	2016		2017	2016
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$6	$63	Cost of revenues	$29	$7
			Selling, general and administrative expenses	5	2
			Total	$34	$9
The following table provides information on the location and amounts of pre-tax gains (losses) on our cash flow hedges for the nine months ended September 30:

	Change in Derivative Gains/Losses Recognized in Accumulated Other Comprehensive Income (Loss) (effective portion)		Location of Net Derivative Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)	Net Gains Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (effective portion)
	2017	2016		2017	2016
	(in millions)
Foreign exchange forward contracts – Designated as cash flow hedging instruments	$165	$78	Cost of revenues	$75	$8
			Selling, general and administrative expenses	14	2
			Total	$89	$10

The activity related to the change in net unrealized gains (losses) on our cash flow hedges included in accumulated other comprehensive income (loss) is presented in Note 11.

Other Derivatives

We use foreign exchange forward contracts, which have not been designated as hedges, to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies, primarily the Indian rupee, other than the functional currency of our foreign subsidiaries. These foreign exchange forward contracts are scheduled to mature in 2017 and 2018. Realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in the caption "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

Additional information related to our outstanding foreign exchange forward contracts not designated as hedging instruments is as follows:

	September 30, 2017		December 31, 2016
	Notional	Fair Value	Notional	Fair Value
	(in millions)
Contracts outstanding	$273	$2	$213	$(4)

The following table provides information on the location and amounts of realized and unrealized pre-tax gains and losses on our other derivative financial instruments for the three and nine months ended September 30:

	Location of Net (Losses) on Derivative Instruments	Amount of Net (Losses) on Derivative Instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(in millions)
Foreign exchange forward contracts – Not designated as hedging instruments	Foreign currency exchange gains (losses), net	$(3)	$(6)	$(16)	$(6)

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$317	$—	$—	$317
Bank deposits	—	80	—	80
Commercial paper	—	10	—	10
Total cash equivalents	317	90	—	407
Short-term investments:
Time deposits	—	359	—	359
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	574	82	—	656
Corporate and other debt securities	—	451	—	451
Certificates of deposit and commercial paper	—	547	—	547
Asset-backed securities	—	288	—	288
Municipal debt securities	—	133	—	133
Total available-for-sale investment securities	574	1,501	—	2,075
Held-to-maturity investment securities:
Commercial paper	—	396	—	396
Corporate and other debt securities	—	281	—	281
Total short-term held-to-maturity investment securities	—	677	—	677
Total short-term investments(1)	574	2,537	—	3,111
Long-term investments:
Held-to-maturity investment securities:
Corporate and other debt securities	—	189	—	189
Total long-term held-to-maturity investment securities	—	189	—	189
Total long-term investments(2)	—	189	—	189
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	109	—	109
Accrued expenses and other current liabilities	—	(2)	—	(2)
Other noncurrent assets	—	24	—	24
Other noncurrent liabilities	—	(2)	—	(2)
Total	$891	$2,945	$—	$3,836
________________

(1)	Excludes trading securities invested in a mutual fund valued at $25 million based on the NAV of the fund at September 30, 2017.

(2)	Excludes equity and cost method investments of $72 million at September 30, 2017, which are accounted for using the equity method of accounting and at cost, respectively.

The following table summarizes our financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
Cash equivalents:
Money market funds	$624	$—	$—	$624
Commercial paper	—	131	—	131
Total cash equivalents	624	131	—	755
Short-term investments:
Time deposits	—	806	—	806
Available-for-sale investment securities:
U.S. Treasury and agency debt securities	558	44	—	602
Corporate and other debt securities	—	405	—	405
Certificates of deposit and commercial paper	—	911	—	911
Asset-backed securities	—	231	—	231
Municipal debt securities	—	115	—	115
Total available-for-sale investment securities	558	1,706	—	2,264
Held-to-maturity investment securities:
Certificates of deposit and commercial paper	—	40	—	40
Total held-to-maturity investment securities	—	40	—	40
Total short-term investments(1)	558	2,552	—	3,110
Derivative financial instruments - foreign exchange forward contracts:
Other current assets	—	34	—	34
Accrued expenses and other current liabilities	—	(4)	—	(4)
Other noncurrent assets	—	17	—	17
Total	$1,182	$2,730	$—	$3,912
________________

(1)	Excludes trading securities invested in a mutual fund valued at $25 million based on the NAV of the fund at December 31, 2016.

We measure the fair value of money market funds and U.S. Treasury securities based on quoted prices in active markets for identical assets and therefore classify these assets as Level 1. The fair value of commercial paper, certificates of deposit, U.S. government agency securities, municipal debt securities, debt securities issued by supranational institutions, U.S. and international corporate bonds and foreign government debt securities is measured based on relevant trade data, dealer quotes, or model-driven valuations using significant inputs derived from or corroborated by observable market data, such as yield curves and credit spreads. We measure the fair value of our asset-backed securities using model-driven valuations based on significant inputs derived from or corroborated by observable market data such as dealer quotes, available trade information, spread data, current market assumptions on prepayment speeds and defaults and historical data on deal collateral performance. The carrying value of deposits approximated fair value as of September 30, 2017 and December 31, 2016.

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

During the nine months ended September 30, 2017 and the year ended December 31, 2016, there were no transfers among Level 1, Level 2, or Level 3 financial assets and liabilities.

Note 11 — Stockholder's Equity
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
In March 2017, we entered into accelerated share repurchase agreements, referred to collectively as the ASR, with certain financial institutions under our stock repurchase program. Under the terms of the ASR and in exchange for up-front payments of $1,500 million, the financial institutions initially delivered 21.5 million shares. In August 2017, upon the final settlement of the ASR, we received an additional 2.2 million shares based on the final volume-weighted average price of the Company's Class A common stock during the purchase period less the negotiated discount.

Under the ASR, the shares received were constructively retired and returned to the status of authorized and unissued shares in the periods they were delivered, and the up-front payments were accounted for as a reduction to stockholders’ equity in our consolidated statement of financial position in the period the payments were made. The ASR was accounted for as a $400 million reduction in common stock and additional paid-in capital and a $1,100 million reduction in retained earnings in our consolidated statements of financial position. We reflected the ASR as a repurchase of common stock in the period shares were delivered for purposes of calculating earnings per share and as forward contracts indexed to our common stock. The forward contracts met all of the applicable criteria for equity classification, and therefore were not accounted for as derivative instruments.
As of September 30, 2017, the remaining available balance under our stock repurchase program was $2,000 million.

Stock repurchases were made in connection with our stock-based compensation plans, whereby Company shares were tendered by employees for payment of applicable statutory tax withholdings. We also repurchased a limited number of shares from employees at the repurchase date market price. Combined, for the nine months ended September 30, 2017, such repurchases totaled 0.9 million shares at an aggregate cost of $57 million.

Dividends

The Company declared and paid cash dividends per share during the periods presented as follows:

	Dividends per Share	Amount Paid
		(in millions)
Three months ended June 30, 2017	$0.15	$89
Three months ended September 30, 2017	0.15	90
Nine months ended September 30, 2017		$179

On November 1, 2017, our Board of Directors approved the Company's declaration of a $0.15 per share dividend with a record date of November 20, 2017 and a payment date of November 30, 2017.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2017:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(82)	$—	$(82)	$(149)	$—	$(149)
Change in foreign currency translation adjustments	33	—	33	100	—	100
Ending balance	$(49)	$—	$(49)	$(49)	$—	$(49)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$(3)	$1	$(2)	$(6)	$2	$(4)
Net unrealized (losses) gains arising during the period	(1)	—	(1)	2	(1)	1
Reclassification of net losses to Other, net	1	—	1	1	—	1
Net change	—	—	—	3	(1)	2
Ending balance	$(3)	$1	$(2)	$(3)	$1	$(2)

Unrealized gains on cash flow hedges:
Beginning balance	$155	$(38)	$117	$51	$(12)	$39
Unrealized gains arising during the period	6	(2)	4	165	(41)	124
Reclassifications of net (gains) to:
Cost of revenues	(29)	7	(22)	(75)	18	(57)
Selling, general and administrative expenses	(5)	1	(4)	(14)	3	(11)
Net change	(28)	6	(22)	76	(20)	56
Ending balance	$127	$(32)	$95	$127	$(32)	$95

Accumulated other comprehensive income (loss):
Beginning balance	$70	$(37)	$33	$(104)	$(10)	$(114)
Other comprehensive income (loss)	5	6	11	179	(21)	158
Ending balance	$75	$(31)	$44	$75	$(31)	$44

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended September 30, 2016:

	Three Months			Nine Months
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(in millions)
Foreign currency translation adjustments:
Beginning balance	$(99)	$—	$(99)	$(90)	$—	$(90)
Change in foreign currency translation adjustments	1	—	1	(8)	—	(8)
Ending balance	$(98)	$—	$(98)	$(98)	$—	$(98)

Unrealized gains (losses) on available-for-sale investment securities:
Beginning balance	$5	$(2)	$3	$(7)	$2	$(5)
Net unrealized (losses) gains arising during the period	(3)	1	(2)	10	(3)	7
Reclassification of net (gains) to Other, net	—	—	—	(1)	—	(1)
Net change	(3)	1	(2)	9	(3)	6
Ending balance	$2	$(1)	$1	$2	$(1)	$1

Unrealized gains (losses) on cash flow hedges:
Beginning balance	$—	$—	$—	$(14)	$2	$(12)
Unrealized gains (losses) arising during the period	63	(16)	47	78	(18)	60
Reclassifications of gains to:
Cost of revenues	(7)	2	(5)	(8)	2	(6)
Selling, general and administrative expenses	(2)	1	(1)	(2)	1	(1)
Net change	54	(13)	41	68	(15)	53
Ending balance	$54	$(13)	$41	$54	$(13)	$41

Accumulated other comprehensive income (loss):
Beginning balance	$(94)	$(2)	$(96)	$(111)	$4	$(107)
Other comprehensive income (loss)	52	(12)	40	69	(18)	51
Ending balance	$(42)	$(14)	$(56)	$(42)	$(14)	$(56)

Note 12 — Commitments and Contingencies

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

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. During the year ended December 31, 2016, we recorded out-of-period corrections related to $4 million of such payments that were previously capitalized that should have been expensed. These out-of-period corrections and the other $2 million in potentially improper payments were not material to any previously issued financial statements. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. There were no adjustments recorded during the nine months ended September 30, 2017.

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Under a stipulation filed by the parties on February 23, 2017, defendants filed motions to dismiss the consolidated amended complaint on June 6, 2017, plaintiffs filed an opposition brief on July 21, 2017 responding to defendants’ motions to dismiss, and defendants filed reply briefs in further support of their motions to dismiss on September 5, 2017. On September 5, 2017, we also filed a motion to strike certain allegations in the consolidated amended complaint, plaintiffs filed an opposition to the motion to strike on October 2, 2017, and on October 10, 2017, we filed a reply brief in further support of the motion to strike.

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

The Company has indemnification and expense advancement obligations pursuant to its Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, the Company has received requests under such indemnification agreements and its Bylaws to provide advances of funds for legal fees and other expenses, and expects additional requests in connection with the investigation and related litigation. The Company has not recorded any liability for these matters as of September 30, 2017 as it cannot estimate the ultimate outcome at this time but has expensed advances made through September 30, 2017. The Company has maintained directors and officers insurance, from which a portion of these expenses may be recoverable, though we have not recorded an insurance receivable as of September 30, 2017.

Note 13— Related Party Transactions
Brackett B. Denniston, III, was Interim General Counsel and an executive officer of the Company from December 2016 until May 15, 2017. Mr. Denniston is, and was during such period, also a Senior Counsel at the law firm of Goodwin Procter LLP, or Goodwin. During the three and nine months ended September 30, 2017, Goodwin performed legal services for the Company for which it earned approximately $1 million and $4 million, respectively. Goodwin has continued to perform such legal services since September 30, 2017 through the date of this filing. Goodwin did not perform any services for the Company during the three and nine months ended September 30, 2016. The provision of legal services by Goodwin was reviewed and approved by our Audit Committee.

Note 14 — Segment Information
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
Revenues from external customers and segment operating profit, before unallocated expenses, by reportable segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenues:
Financial Services	$1,427	$1,375	$4,209	$4,012
Healthcare	1,085	993	3,138	2,866
Products and Resources	774	679	2,258	1,972
Communications, Media and Technology	480	406	1,377	1,175
Total revenues	$3,766	$3,453	$10,982	$10,025

Segment Operating Profit:
Financial Services	$444	$433	$1,246	$1,315
Healthcare	347	314	963	879
Products and Resources	232	214	649	659
Communications, Media and Technology	147	118	414	374
Total segment operating profit	1,170	1,079	3,272	3,227
Less: unallocated costs	522	496	1,448	1,499
Income from operations	$648	$583	$1,824	$1,728

Geographic Area Information
Revenue and long-lived assets, by geographic area, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenues: (1)
North America(2)	$2,891	$2,710	$8,503	$7,831
United Kingdom	301	293	863	903
Rest of Europe	327	244	903	707
Europe - Total	628	537	1,766	1,610
Rest of World (3)	247	206	713	584
Total	$3,766	$3,453	$10,982	$10,025

	As of
	September 30, 2017	December 31, 2016
	(in millions)
Long-lived Assets: (4)
North America(2)	$328	$279
Europe	56	52
Rest of World (3)(5)	920	980
Total	$1,304	$1,311
________________

(1)	Revenues are attributed to regions based upon customer location.

(2)	Substantially all relates to operations in the United States.

(3)	Includes our operations in Asia Pacific, the Middle East and Latin America.

(4)	Long-lived assets include property and equipment, net of accumulated depreciation and amortization.

(5)	Substantially all of these long-lived assets relate to our operations in India.

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
Our objective is to create value for both our customers and stockholders by enhancing our position as a leading professional services company in the digital era. Digital services is work we do to help our customers win in the digital economy by applying technology and analytics to change consumer experiences to drive sustainable growth, deploying systems of intelligence to automate and improve core business processes, and improving technology systems by deploying cloud and cyber security solutions and as-a-service models to make them simpler, more modern and secure. To accelerate our shift to digital services and solutions, we are deploying the following strategies:

•
Aligning our digital services into three digital practice areas - Digital Business, Digital Operations, and Digital Systems and Technology - to address the needs of our customers as they transform their business and technology models.

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

In 2017, we began a realignment of our business by executing on the above strategies and improving the overall efficiency of our operations, with the goal of achieving 22% non-GAAP operating margin1 in 2019 while continuing to drive revenue growth. As part of this realignment, for the three and nine months ended September 30, 2017, we incurred $19 million and $69 million, respectively, in pre-tax realignment charges, which are reported in "Selling, general and administrative expenses" in our consolidated statements of operations, and are comprised of severance costs, including costs related to a voluntary separation program, or VSP, announced in May 2017, lease termination costs and advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs. We expect the decrease in our workforce resulting from the VSP to reduce our compensation expense, including incentive-based compensation, by approximately $60 million on an annualized basis.
The costs related to the realignment are excluded from non-GAAP operating margin1 and non-GAAP diluted earnings per share1. The total costs related to the realignment, which will consist primarily of severance costs, advisory fees and lease termination costs, are expected to be incurred primarily in 2017 and will continue to be excluded from non-GAAP operating margin1 and non-GAAP diluted earnings per share1.

_______________

1
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

We have a capital return plan that includes a combination of stock repurchases and cash dividends. As part of this plan, in 2017, we entered into and completed accelerated stock repurchase agreements, referred to collectively as the ASR, of $1.5 billion. Additionally, in May 2017, we commenced a quarterly cash dividend of $0.15 per share and made dividend payments aggregating to $179 million during the second and third quarter of 2017.
There can be no assurances that we will be successful in achieving the objectives of these plans or that other factors beyond our control, including the various risks set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, will not cause us to fail to achieve the targeted improvements.
The following table sets forth summarized operating results for the three months ended September 30, 2017 and 2016:

					Increase
	2017		2016		$	%
	(Dollars in millions, except per share data)
Revenues	$3,766		$3,453		$313	9.1
Income from operations and operating margin	648	17.2%	583	16.9%	65	11.1
Net income	495		444		51	11.5
Diluted earnings per share	0.84		0.73		0.11
Other Financial Information[2]
Non-GAAP income from operations and Non-GAAP operating margin	754	20.0%	667	19.3%	87	13.0
Non-GAAP diluted earnings per share	0.98		0.86		0.12

The key drivers of our revenue growth during the three months ended September 30, 2017 as compared to September 30, 2016 were as follows:

•
Solid performance in our Communications, Media and Technology (previously referred to as Other), Products and Resources (previously referred to as Manufacturing/Retail/Logistics) and Healthcare business segments with revenue growth of 18.2%, 14.0% and 9.3%, respectively;

•	Revenues in our Financial Services business segment grew 3.8% as our banking customers continue to focus on optimizing their cost structure and managing their discretionary spending;

•	Sustained strength in the North American market where revenues grew 6.7%;

•	Continued penetration of the European and Rest of World (primarily Asia Pacific) markets:

◦
In Europe, we experienced revenue growth of 16.9%. Specifically, revenues from our Rest of Europe customers, including revenues from new strategic customers acquired in the fourth quarter of 2016, increased 34.0%, while within the United Kingdom we experienced an increase in revenues of 2.7%. Revenue growth in the United Kingdom was negatively affected by weakness in the banking sector in that region;

◦	Revenues from our Rest of World customers increased 19.9%;

•	Increased customer spending on discretionary projects;

•	Expansion of our service offerings, including consulting and digital services, next-generation IT solutions and platform-based solutions;

•	Continued expansion of the market for global delivery of technology and business process services; and

•	Increased penetration at existing customers, including strategic customers.

_______________

2
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Our customers seek to meet a dual mandate of achieving more efficient and effective operations, while investing in digital technologies that are reshaping their business models. Increasingly, the relative emphasis among our customers is shifting towards investment and innovation, as reflected in accelerated demand for our digital services. We continue to see demand for larger, more complex projects that are transformational for our customers, including managed services contracts. Such contracts may have longer sales cycles and ramp-up periods and could lead to greater period-to-period variability in our operating results. We increased the number of strategic customers by 7 during the quarter, bringing the total number of our strategic customers to 350. We define a strategic customer as one offering the potential to generate at least $5 million to $50 million or more in annual revenues at maturity.
Our operating margin increased to 17.2% for the quarter ended September 30, 2017 from 16.9% for the quarter ended September 30, 2016, while our non-GAAP operating margin for the same period increased to 20.0%3 from 19.3%3. The increases in both our GAAP and non-GAAP operating margins were due to a decrease in subcontractor and other operating costs, partially offset by an increase in compensation and benefits costs (primarily due to an increase in incentive-based compensation accrual rates). Our 2017 GAAP operating margin was also negatively affected by the realignment charges incurred in 2017.

As previously disclosed, the Company is conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA, and other applicable laws. In September 2016, we voluntarily notified the Department of Justice, or DOJ, and the Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. In the second half of 2016, we recorded an out-of-period correction related to $4 million of such payments that had been previously capitalized that should have been expensed. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. There were no adjustments recorded during the nine months ended September 30, 2017 related to the amounts under investigation.

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
During the quarter ended September 30, 2017, we incurred $9 million in costs related to the FCPA investigation and related lawsuits. We expect to continue to incur expenses related to these matters for the remainder of 2017 and future periods.
We finished the third quarter of 2017 with approximately 256,100 employees, which is an increase of approximately 300 as compared to September 30, 2016. The increase in the number of our service delivery staff and the related infrastructure costs to meet the demand for our services are the primary drivers of the increase in our operating expenses in 2017. Annualized turnover, including both voluntary and involuntary, was approximately 22.5% for the three months ended September 30, 2017. The annualized turnover rate reflects higher than usual voluntary attrition related to aspects of our realignment program. The majority of our turnover occurs in India. As a result, annualized attrition rates on-site at customers are below our global attrition rate. In addition, attrition is weighted towards the more junior members of our staff.
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

•	Demand from our healthcare customers could be affected by uncertainty in the regulatory environment;

•	Demand from our banking customers may continue to be negatively affected by their continued focus on optimizing their cost structure and managing their discretionary spending;

•	Discretionary spending by our retail customers may continue to be negatively affected by weakness in the retail sector;

•	Legal fees and other expenses related to the internal investigation and related matters as described above;

•	Volatility in foreign currency rates; and

•	Continued uncertainty in the U.S. and world economies, including as a result of recent changes in the government administrations in the United States and elsewhere.
In response to this environment, we plan to:

•	Continue to invest in our digital practice areas of focus across industries and geographies;

•	Continue to invest in our talent base, including through local hiring and re-skilling, and new service offerings, including digital technologies and new delivery models;

•	Partner with our existing customers to garner an increased portion of our customers’ overall technology spend by providing innovative solutions;

•	Focus on growing our business in Europe, the Middle East, Asia Pacific and Latin America, where we believe there are opportunities to gain market share;

•	Increase our strategic customer base across all of our business segments;

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

We provide a significant volume of services to many customers in each of our business segments. Therefore, a loss of a significant customer or a few significant customers in a particular segment could materially reduce revenues for that segment. However, no individual customer accounted for sales in excess of 10% of our consolidated revenues for the periods ended September 30, 2017 and 2016. In addition, the services we provide to our larger customers are often critical to the operations of such customers. As such, we believe that a termination of our services would in many instances require an extended transition period with gradually declining revenues.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table sets forth, for the periods indicated, certain financial data for the three months ended September 30:

		% of		% of	Increase / Decrease
	2017	Revenues	2016	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$3,766	100.0	$3,453	100.0	$313	9.1
Cost of revenues(1)	2,337	62.1	2,077	60.2	260	12.5
Selling, general and administrative expenses(1)	674	17.9	701	20.3	(27)	(3.9)
Depreciation and amortization expense	107	2.8	92	2.7	15	16.3
Income from operations	648	17.2	583	16.9	65	11.1
Other income (expense), net	10		30		(20)	(66.7)
Income before provision for income taxes	658	17.5	613	17.7	45	7.3
Provision for income taxes	(164)		(170)		6	(3.5)
Income from equity method investment	1		1		—
Net income	$495	13.1	$444	12.9	$51	11.5
Diluted earnings per share	$0.84		$0.73		$0.11

Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$754	20.0	$667	19.3	$87	13.0
Non-GAAP diluted earnings per share	$0.98		$0.86		$0.12
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall. The increase in revenues was primarily attributed to services related to integration of digital technologies that are reshaping our customers' business, operating and technology models, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall technology and operations costs and continued penetration in all our geographic markets. Revenues from customers added since September 30, 2016, including new strategic customers acquired in the fourth quarter of 2016 and the third quarter of 2017, were $131 million and represented 41.9% of the period-over-period revenue increase.
Our consulting and technology services revenues for the three months ended September 30, 2017 increased by 11.3% compared to the three months ended September 30, 2016 and represented 58.6% of total revenues for the three months ended September 30, 2017. Our outsourcing services revenues for the three months ended September 30, 2017 increased by 6.1% and constituted 41.4% of total revenues for the three months ended September 30, 2017.
Revenues from our top customers were as follows:

	Three Months Ended September 30,
	2017	2016
Revenues from top five customers as a percentage of total revenues	8.9%	10.1%
Revenues from top ten customers as a percentage of total revenues	14.9%	16.6%
As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

Revenues - Reportable Segments. Revenues by reportable business segment were as follows for the three months ended September 30:

	2017	2016	Increase
			$	%
	(Dollars in millions)
Financial Services	$1,427	$1,375	$52	3.8
Healthcare	1,085	993	92	9.3
Products and Resources	774	679	95	14.0
Communications, Media and Technology	480	406	74	18.2
Total revenues	$3,766	$3,453	$313	9.1

Revenues from our Financial Services segment grew 3.8% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Growth was stronger among our insurance customers where revenues increased by $44 million as compared to an increase of $8 million for our banking customers. In this segment, revenues from customers added since September 30, 2016 were $22 million and represented 42.3% of the period-over-period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies that are reshaping our customers' business and operating models, cost optimization, robotic process automation, cyber security and vendor consolidation. Demand from our banking customers may continue to be negatively affected by their continued focus on optimizing their cost structure and managing their discretionary spending.

Revenues from our Healthcare segment grew 9.3% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Revenues from our healthcare customers increased by $72 million, including revenues from a new strategic customer acquired in the third quarter of 2017, while revenue growth among our life sciences customers was $20 million. Revenues from customers added since September 30, 2016 were $21 million and represented 22.8% of the period-over-period revenue increase in this segment. The increase in revenues from our life sciences customers was driven by a growing demand for a broader range of services, including business process services, advanced data analytics and solutions that span multiple service lines while leveraging cloud technologies and platforms. The demand for our services among healthcare customers could be affected by uncertainty in the regulatory environment. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.

Revenues from our Products and Resources segment (previously referred to as Manufacturing/Retail/Logistics) grew 14.0% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Revenue growth in this segment was strongest among our energy and utilities customers and manufacturing and logistics customers, where revenues increased by a combined $85 million, including revenues from new strategic customers acquired in the fourth quarter of 2016. Revenues from our retail and consumer goods customers and travel and hospitality customers increased by a combined $10 million. Revenues from customers added since September 30, 2016 were $76 million, representing 80.0% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies that are reshaping our customers' business and operating models, as well as growing demand for analytics, supply chain consulting, implementation initiatives, product transformation, internet of things and omni channel commerce implementation and integration services. Discretionary spending by our retail customers has been and may continue to be affected by weakness in the retail sector.

Revenues from our Communications, Media and Technology segment (previously referred to as Other) grew 18.2% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Revenue growth was $37 million among our technology customers and $36 million among our communications and media customers. Revenues from customers added since September 30, 2016 were $12 million and represented 16.2% of the period-over-period revenue increase in this segment. Growth within this segment was driven by the increased adoption of digital technologies, digital content operations and an expanded range of services, such as business process services.

Revenues - Geographic Markets. Revenues by geographic market were as follows for the three months ended September 30:

	2017	2016	Increase
			$	%
	(Dollars in millions)
North America	$2,891	$2,710	$181	6.7
United Kingdom	301	293	8	2.7
Rest of Europe	327	244	83	34.0
Europe - Total	628	537	91	16.9
Rest of World	247	206	41	19.9
Total revenues	$3,766	$3,453	$313	9.1
North America continues to be our largest market, representing 76.8% of total revenues for the third quarter of 2017, and accounting for 57.8% of total revenue growth from the third quarter of 2016. Revenue growth in Europe and Rest of World markets was driven by an increase in demand for an expanded range of services, such as business process services, customer adoption and integration of digital technologies that are reshaping our customers' business and operating models. Revenues from our customers in Europe grew 16.9%. Specifically, revenues from our Rest of Europe customers, including revenues from new strategic customers acquired in the fourth quarter of 2016, increased 34.0%, while within the United Kingdom we experienced an increase in revenues of 2.7%. Revenue growth in the United Kingdom was negatively affected by weakness in the banking sector in that region. Revenues from our Rest of World customers grew 19.9% in the third quarter of 2017, primarily driven by the Australia and India markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel and subcontracting expense. Our cost of revenues increased by 12.5% during the third quarter of 2017 as compared to the third quarter of 2016. The increase was due primarily to higher compensation and benefits costs (inclusive of an increase in incentive-based compensation accrual rates) for our technical personnel, partially offset by a decrease in subcontractor costs. Compensation and benefits costs, including incentive-based compensation, increased by $233 million when compared to the three months ended September 30, 2016, as the number of our technical personnel increased.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, decreased by 1.5% during the third quarter of 2017 as compared to the third quarter of 2016, decreasing as a percentage of revenues to 20.7% in the third quarter of 2017 as compared to 22.9% in the third quarter of 2016. The decrease as a percentage of revenues was due primarily to a decrease in compensation and benefits costs (net of in the increase in incentive-based compensation accrual rates) and a decrease in certain operating and professional service costs as we leveraged our cost structure over a larger organization, partially offset by realignment charges incurred in the third quarter of 2017.

Income from Operations and Operating Margin - Overall. Income from operations increased 11.1% in the third quarter of 2017 as compared to the third quarter of 2016. Our operating margin increased to 17.2% for the quarter ended September 30, 2017 from 16.9% for the quarter ended September 30, 2016, primarily due to a decrease in subcontractor and other operating costs, partially offset by an increase in compensation and benefits costs (primarily due to of an increase in incentive-based compensation accrual rates) and the realignment charges incurred in 2017. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 76 basis points or 0.76 percentage points in the three months ended September 30, 2017. Each additional 1.0% change in the exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the three months ended September 30, 2017, the settlement of our cash flow hedges positively impacted our operating margin by approximately 90 basis points or 0.90 percentage points as compared to a positive impact of approximately 25 basis points or 0.25 percentage points during the three months ended September 30, 2016.
For the three months ended September 30, 2017 and 2016, our non-GAAP operating margins were 20.0%4 and 19.3%4, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense, acquisition-related charges and, for 2017, realignment charges.

Segment Operating Profit. Segment operating profits were as follows for the three months ended September 30:

			Increase
	2017	2016	$	%
	(Dollars in millions)
Financial Services	$444	$433	$11	2.5
Healthcare	347	314	33	10.5
Products and Resources	232	214	18	8.4
Communications, Media and Technology	147	118	29	24.6
Total segment operating profit	1,170	1,079	91	8.4
Less: unallocated costs	522	496	26	5.2
Income from operations	$648	$583	$65	11.1

In our Healthcare and Communications, Media and Technology business segments, operating profits increased as a percentage of revenues due to revenue growth outpacing headcount growth, partially offset by the negative impact of the appreciation of various currencies, including the Indian rupee, against the U.S. dollar and investments to grow our business. In our Financial Services and Products and Resources business segments, operating profits decreased as a percentage of revenues due to increases in compensation and benefits costs, investments to accelerate our shift to digital, including re-skilling of service delivery personnel, and the negative impact of the appreciation of various currencies, including the Indian rupee, against the U.S. dollar.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses), interest income and interest expense. The following table sets forth total other income (expense), net for the three months ended September 30:

	2017	2016	Increase/ Decrease
	(in millions)
Foreign currency exchange (losses) gains	$(13)	$12	$(25)
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(3)	(5)	2
Net foreign currency exchange (losses) gains	(16)	7	(23)
Interest income	34	27	7
Interest expense	(6)	(5)	(1)
Other, net	(2)	1	(3)
Total other income (expense), net	$10	$30	$(20)
The foreign currency exchange losses were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets and liabilities. As of September 30, 2017, the notional value of our undesignated hedges was $273 million.
Provision for Income Taxes. The provision for income taxes decreased to $164 million during the three months ended September 30, 2017 from $170 million during the three months ended September 30, 2016. The effective income tax rate decreased to 24.9% for the three months ended September 30, 2017 from 27.6% for the three months ended September 30, 2016.
_______________

4
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion ("India Cash Remittance"). This transaction was undertaken pursuant to a plan approved by the High Court of Madras and simplified the shareholding structure of our principal operating subsidiary in India. Pursuant to the transaction, our principal Indian operating subsidiary repurchased approximately $1.2 billion of the total $2.8 billion of shares from its U.S. shareholders, resulting in tax expense in the United States and India, while the remaining $1.6 billion was repurchased from its shareholder outside the United States. Net of taxes, the transaction resulted in a remittance of cash to the United States in the amount of $1.0 billion. As a result of this transaction, we incurred an incremental 2016 income tax expense of $238 million, including a discrete item recognized in the second quarter of 2016 of $143 million relating to the distribution of historic undistributed accumulated foreign earnings. Total incremental tax expense of $24 million was recognized in the quarter ended September 30, 2016. This transaction is primarily responsible for the decrease in our effective income tax rate in 2017 as compared to 2016.

Net Income. Net income increased to $495 million for the three months ended September 30, 2017 from $444 million for the three months ended September 30, 2016, representing 13.1% and 12.9% of revenues, respectively.

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

Our non-GAAP income from operations and non-GAAP operating margin exclude stock-based compensation expense, acquisition-related charges and, in 2017, realignment charges. Our definition of non-GAAP diluted earnings per share excludes net non-operating foreign currency exchange gains or losses, the effect of recognition in the first quarter of 2017 of an income tax benefit previously unrecognized in our consolidated financial statements related to a specific uncertain tax position, and the impact of a one-time incremental income tax expense related to the India Cash Remittance in 2016, in addition to excluding stock-based compensation expense, acquisition-related charges and, in 2017, realignment charges. Our non-GAAP diluted earnings per share is additionally adjusted for the income tax impact of the above items, as applicable. The income tax impact of each item is calculated by applying the statutory rate and local tax regulations in the jurisdiction in which the item was incurred.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended September 30:

	2017	% of Revenues	2016	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$648	17.2	$583	16.9
Add: Stock-based compensation expense (1)	52	1.4	49	1.4
Add: Acquisition-related charges (2)	35	0.9	35	1.0
Add: Realignment charges (3)	19	0.5	—	—
Non-GAAP income from operations and non-GAAP operating margin	$754	20.0	$667	19.3

GAAP diluted earnings per share	$0.84		$0.73
Effect of above operating adjustments, pre-tax	0.18		0.14
Effect of non-operating foreign currency exchange (gains) losses, pre-tax (4)	0.02		(0.01)
Tax effect of non-GAAP adjustments to pre-tax income (5)	(0.06)		(0.04)
Effect of incremental income tax expense related to the India Cash Remittance (6)	—		0.04
Non-GAAP diluted earnings per share	$0.98		$0.86
_____________________

(1)	Stock-based compensation expense reported in:

	Three Months Ended September 30,
	2017	2016
Cost of revenues	$13	$13
Selling, general and administrative expenses	39	36

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

(3)
Realignment charges include severance costs, including costs associated with the VSP, lease termination costs, and advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs, as applicable. The total costs related to the realignment are reported in "Selling, general and administrative expenses" in our consolidated statements of operations and are expected to be incurred primarily in 2017.

(4)
Non-operating foreign currency exchange gains (losses) are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

(5)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Three Months Ended September 30,
	2017	2016
Non-GAAP income tax benefit (expense) related to:
Stock-based compensation expense	$19	$10
Acquisition-related charges	11	12
Realignment charges	6	—
Foreign currency exchange gains (losses)	(1)	2
The effective tax rate related to each of our non-GAAP adjustments varies depending on the jurisdictions in which such income and expenses are generated and the statutory rates applicable in those jurisdictions.

(6)
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of this transaction, we incurred an incremental income tax expense of $24 million during the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table sets forth, for the periods indicated, certain financial data for the nine months ended September 30:

		% of		% of	Increase / Decrease
	2017	Revenues	2016	Revenues	$	%
	(Dollars in millions, except per share data)
Revenues	$10,982	100.0	$10,025	100.0	$957	9.5
Cost of revenues(1)	6,792	61.8	6,030	60.2	762	12.6
Selling, general and administrative expenses(1)	2,069	18.8	2,001	20.0	68	3.4
Depreciation and amortization expense	297	2.7	266	2.7	31	11.7
Income from operations	1,824	16.6	1,728	17.2	96	5.6
Other income (expense), net	118		69		49	71.0
Income before provision for income taxes	1,942	17.7	1,797	17.9	145	8.1
Provision for income taxes	(421)		(661)		240	(36.3)
Income from equity method investment	1		1		—
Net income	$1,522	13.9	$1,137	11.4	$385	33.9
Diluted earnings per share	$2.55		$1.87		$0.68
Other Financial Information (2)
Non-GAAP income from operations and non-GAAP operating margin	$2,158	19.7	$1,987	19.8	$171	8.6
Non-GAAP diluted earnings per share	$2.75		$2.53		$0.22
_____________________

(1)	Exclusive of depreciation and amortization expense.

(2)
Non-GAAP income from operations, non-GAAP operating margin and non-GAAP diluted earnings per share are not measurements of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Revenues - Overall. The increase in revenues was primarily attributed to services related to integration of digital technologies to align with shifts in consumer preferences, increased customer spending on discretionary projects, continued interest in using our global delivery model as a means to reduce overall IT and operations costs and continued penetration in all our geographic markets. Revenues from customers added since September 30, 2016 were $291 million and represented 30.4% of the period-over-period revenue increase. Foreign currency exchange movements negatively impacted year-over-year revenue growth by $52 million, or 0.5%, primarily due to the weakening of the British pound.

Our consulting and technology services revenues for the nine months ended September 30, 2017 increased by 11.1% compared to the nine months ended September 30, 2016 and represented 58.4% of total revenues for the nine months ended September 30, 2017. Our outsourcing services revenues for the nine months ended September 30, 2017 increased by 7.4% and constituted 41.6% of total revenues for the nine months ended September 30, 2017.
Revenues from our top customers were as follows:

	Nine Months Ended September 30,
	2017	2016
Revenues from top five customers as a percentage of total revenues	8.9%	10.3%
Revenues from top ten customers as a percentage of total revenues	14.9%	17.2%
As we continue to add new customers and increase our penetration at existing customers, we expect the percentage of revenues from our top five and top ten customers to continue to decline over time.

Revenues - Reportable Segments. Revenues by reportable business segment were as follows for the nine months ended September 30:

	2017	2016	Increase
			$	%
	(Dollars in millions)
Financial Services	$4,209	$4,012	$197	4.9
Healthcare	3,138	2,866	272	9.5
Products and Resources	2,258	1,972	286	14.5
Communication, Media and Technology	1,377	1,175	202	17.2
Total revenues	$10,982	$10,025	$957	9.5

Revenues from our Financial Services segment grew 4.9% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Growth was stronger among our insurance customers where revenues increased by $136 million as compared to an increase of $61 million for our banking customers. In this segment, revenues from customers added since September 30, 2016 were $47 million and represented 23.9% of the period-over-period revenue increase in this segment. Key areas of focus for our Financial Services customers included the adoption and integration of digital technologies that are reshaping our customers' business and operating models, cost optimization, robotic process automation, cyber security and vendor consolidation. Demand from our banking customers may continue to be negatively affected by their continued focus on optimizing their cost structure and managing their discretionary spending.

Revenues from our Healthcare segment grew 9.5% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Revenues from our healthcare customers increased by $178 million, including revenues from a new strategic customer acquired in the third quarter of 2017, while revenue growth among our life sciences customers was $94 million. Revenues from customers added since September 30, 2016 were $40 million and represented 14.7% of the period-over-period revenue increase in this segment. The increase in revenues from our life sciences customers was driven by a growing demand for a broader range of services, including business process services, advanced data analytics and solutions that span multiple service lines while leveraging cloud technologies and platforms. The demand for our services among healthcare customers could be affected by uncertainty in the regulatory environment. We believe that in the long term the healthcare industry continues to present a significant growth opportunity due to factors that are transforming the industry, including the changing regulatory environment, increasing focus on medical costs, and the consumerization of healthcare.

Revenues from our Products and Resources segment (previously referred to as Manufacturing/Retail/Logistics) grew 14.5% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Revenue growth in this segment was strongest among our energy and utilities customers and manufacturing and logistics customers, where revenues increased by a combined $255 million, including revenues from new strategic customers acquired in the fourth quarter of 2016. Revenues from our retail and consumer goods customers and travel and hospitality customers increased by a combined $31 million. Revenues from customers added since September 30, 2016 were $176 million, representing 61.5% of the period-over-period revenue increase in this segment. Demand within this segment continues to be driven by increased adoption of digital technologies that are reshaping our customers' business and operating models, as well as growing demand for analytics, supply chain consulting, implementation initiatives, product transformation, internet of things and omni channel commerce implementation and integration services. Discretionary spending by our retail customers has been and may continue to be affected by weakness in the retail sector.

Revenues from our Communications, Media and Technology segment (previously referred to as Other) grew 17.2% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Revenue growth was $117 million among our communications and media customers and $85 million among our technology customers. Revenues from customers added since September 30, 2016 were $28 million and represented 13.9% of the period-over-period revenue increase in this segment. Growth within this segment was driven by the increased adoption of digital technologies, digital content operations and an expanded range of services, such as business process services.

Revenues - Geographic Markets. Revenues by geographic market were as follows for the nine months ended September 30:

	2017	2016	Increase (Decrease)
			$	%
	(Dollars in millions)
North America	$8,503	$7,831	$672	8.6
United Kingdom	863	903	(40)	(4.4)
Rest of Europe	903	707	196	27.7
Europe - Total	1,766	1,610	156	9.7
Rest of World	713	584	129	22.1
Total revenues	$10,982	$10,025	$957	9.5

North America continues to be our largest market, representing 77.4% of total revenues for the nine months ended September 30, 2017 and accounting for 70.2% of total revenue growth over the nine months ended September 30, 2016. Revenue growth in Europe and Rest of World markets was driven by an increase in demand for an expanded range of services, such as business process services, customer adoption and integration of digital technologies that are reshaping our customers' business and operating models. Revenues from our customers in Europe grew 9.7%, after a negative currency impact of 3.7%. Specifically, revenues from our Rest of Europe customers, including revenues from new strategic customers acquired in the fourth quarter of 2016, increased 27.7% after an immaterial currency impact, while within the United Kingdom we experienced a decrease in revenues of 4.4%, after a negative currency impact of 6.7%. Revenue growth in the United Kingdom was negatively affected by weakness in the banking sector in that region. Revenues from our Rest of World customers grew 22.1%, primarily driven by the Australia and India markets. We believe that Europe, the Middle East, the Asia Pacific and Latin America regions will continue to be areas of significant investment for us as we see these regions as long term growth opportunities.

Cost of Revenues (Exclusive of Depreciation and Amortization Expense). Our cost of revenues consists primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration and project-related travel for technical personnel and subcontracting related to revenues. Our cost of revenues increased by 12.6% during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was due primarily to an increase in compensation and benefits costs (net of lower incentive-based compensation) as average technical personnel headcount increased over the prior year and the increase in certain operating and professional service costs. For the nine months ended September 30, 2017, compensation and benefits costs increased by $701 million as compared to the nine months ended September 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, incentive-based compensation, stock-based compensation expense, payroll taxes, employee benefits, immigration, travel, marketing, communications, management, finance, administrative and occupancy costs. Selling, general and administrative expenses, including depreciation and amortization, increased by 4.4% during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, decreasing as a percentage of revenues to 21.5% for the nine months ended September 30, 2017 as compared to 22.6% for the nine months ended September 30, 2016. The decrease as a percentage of revenues was due primarily to a decrease in compensation and benefits costs and a decrease in immigration expense, partially offset by realignment charges in 2017 and an increase in professional service costs, primarily related to the FCPA investigation and related lawsuits. The decrease in compensation and benefits costs as a percentage of revenues was driven by a decline in the number of support personnel as compared to September 30, 2016 and by the decrease in incentive-based compensation.

Income from Operations and Operating Margin - Overall. Income from operations increased 5.6% for the nine months ended September 30, 2017 as compared to the same period in 2016. Our operating margin decreased to 16.6% for the nine months ended September 30, 2017 from 17.2% for the nine months ended September 30, 2016, due to an increase in compensation and benefits costs (net of lower incentive-based compensation) and an increase in certain operating costs, partially offset by a decrease in immigration costs. Excluding the impact of applicable designated cash flow hedges, the appreciation of the Indian rupee against the U.S. dollar negatively impacted our operating margin by approximately 53 basis points or 0.53% percentage points during the nine months ended September 30, 2017. Each additional 1.0% change in exchange rate between the Indian rupee and the U.S. dollar will have the effect of moving our operating margin by approximately 19 basis points or 0.19 percentage points.

We entered into foreign exchange forward contracts to hedge certain Indian rupee denominated payments in India. These hedges are intended to mitigate the volatility of the changes in the exchange rate between the U.S. dollar and the Indian rupee. During the nine months ended September 30, 2017, the settlement of cash flow hedges positively impacted our operating margin by approximately 81 basis points or 0.81 percentage points, as compared to a positive impact of approximately 9 basis points or 0.09 percentage points during the nine months ended September 30, 2016.

For the nine months ended September 30, 2017 and 2016, our non-GAAP operating margins were 19.7%5 and 19.8%5, respectively. As set forth in the “Non-GAAP Financial Measures” section below, our non-GAAP operating margin excludes stock based compensation expense, acquisition-related charges and, for 2017, realignment charges.
Segment Operating Profit. Segment operating profits were as follows for the nine months ended September 30:

			Increase (Decrease)
	2017	2016	$	%
	(Dollars in millions)
Financial Services	$1,246	$1,315	$(69)	(5.2)
Healthcare	963	879	84	9.6
Products and Resources	649	659	(10)	(1.5)
Communications, Media and Technology	414	374	40	10.7
Total segment operating profit	3,272	3,227	45	1.4
Less: unallocated costs	1,448	1,499	(51)	(3.4)
Income from operations	$1,824	$1,728	$96	5.6
In our Financial Services, Products and Resources, and Communication, Media and Technology business segments, operating profits decreased as a percentage of revenues due to increases in compensation and benefits costs, investments to accelerate our shift to digital, including re-skilling of service delivery personnel, and the negative impact of the appreciation of various currencies, including the Indian rupee, against the U.S. dollar. In our Healthcare business segment, operating profits were flat as a percentage of revenues.
Other Income (Expense), Net. Total other income (expense), net consists primarily of foreign currency exchange gains and (losses) and interest income. The following table sets forth total other income (expense), net for the nine months ended September 30:

	2017	2016	Increase/ Decrease
	(in millions)
Foreign currency exchange gains	$57	$2	$55
(Losses) on foreign exchange forward contracts not designated as hedging instruments	(16)	(6)	(10)
Foreign currency exchange gains (losses), net	41	(4)	45
Interest income	97	86	11
Interest expense	(18)	(15)	(3)
Other, net	(2)	2	(4)
Total other income (expense), net	$118	$69	$49
The foreign currency exchange gains were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. The losses on our foreign exchange forward contracts not designated as hedging instruments relate to the realized and unrealized gains and losses on foreign exchange forward contracts entered into primarily to offset foreign currency exposure to the Indian rupee and other non-U.S. dollar denominated net monetary assets. As of September 30, 2017, the notional value of our undesignated hedges was $273 million. The increase in interest income of $11 million was primarily attributable to an increase in average invested balances in 2017.

________________

5
Non-GAAP operating margin is not a measurement of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.

Provision for Income Taxes. The provision for income taxes decreased to $421 million during the nine months ended September 30, 2017 from $661 million during the nine months ended September 30, 2016. The effective income tax rate decreased to 21.7% for the nine months ended September 30, 2017 from 36.7% for the nine months ended September 30, 2016. The decrease in our effective income tax rate was primarily attributed to the effect of the incremental income tax expense of $214 million related to the India Cash Remittance in 2016 and the recognition in the first quarter of 2017 of income tax benefits previously unrecognized in our consolidated financial statements related to several uncertain tax positions totaling $72 million.

Net Income. Net income increased to $1,522 million for the nine months ended September 30, 2017 from $1,137 million for the nine months ended September 30, 2016, representing 13.9% and 11.4% of revenues, respectively. The increase in net income as a percentage of revenues is primarily due to the increase in operating margin and a decrease in the provision for income taxes during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Non-GAAP Financial Measures

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the nine months ended September 30:

	2017	% of Revenues	2016	% of Revenues
	(Dollars in millions, except per share amounts)
GAAP income from operations and operating margin	$1,824	16.6	$1,728	17.2
Add: Stock-based compensation expense (1)	161	1.5	165	1.7
Add: Acquisition-related charges (2)	104	1.0	94	0.9
Add: Realignment charges (3)	69	0.6	—	—
Non-GAAP income from operations and non-GAAP operating margin	$2,158	19.7	$1,987	19.8

GAAP diluted earnings per share	$2.55		$1.87
Effect of above operating adjustments, pre-tax	0.56		0.42
Effect of non-operating foreign currency exchange (gains) losses, pre-tax (4)	(0.06)		0.01
Tax effect of non-GAAP adjustments to pre-tax income (5)	(0.21)		(0.12)
Effect of recognition of income tax benefit related to an uncertain tax position (6)	(0.09)		—
Effect of incremental income tax expense related to the India Cash Remittance (7)	—		0.35
Non-GAAP diluted earnings per share	$2.75		$2.53
_____________________

(1)	Stock-based compensation expense reported in:

	Nine Months Ended September 30,
	2017	2016
Cost of revenues	$41	$39
Selling, general and administrative expenses	120	126

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

(3)
Realignment charges include severance costs, including costs associated with the VSP, lease termination costs, and advisory fees related to non-routine shareholder matters and to the development of our realignment and return of capital programs, as applicable. The total costs related to the realignment are reported in "Selling, general and administrative expenses" in our consolidated statements of operations and are expected to be incurred primarily in 2017.

(4)
Non-operating foreign currency exchange gains (losses) are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes, reported in "Foreign currency exchange gains (losses), net" in our consolidated statements of operations.

(5)	Presented below are the tax impacts of each of our non-GAAP adjustments to pre-tax income:

	Nine Months Ended September 30,
	2017	2016
Non-GAAP income tax benefit (expense) related to:
Stock-based compensation expense	$60	$37
Acquisition-related charges	35	34
Realignment charges	24	—
Foreign currency exchange gains (losses)	4	3
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

(7)
In May 2016, our principal operating subsidiary in India repurchased shares from its shareholders, which are non-Indian Cognizant entities, valued at $2.8 billion. As a result of this transaction, we incurred an incremental income tax expense of $214 million in the nine months ended September 30, 2016.

Liquidity and Capital Resources

Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. In addition, as of September 30, 2017, we had cash, cash equivalents and short-term investments of $4,713 million and additional available capacity under our revolving credit facility of approximately $750 million. The following table provides a summary of our cash flows for the nine months ended September 30:

	2017	2016	Increase / Decrease
	(in millions)
Net cash from operating activities	$1,571	$1,041	$530
Net cash (used in) investing activities	(422)	(873)	451
Net cash (used in) financing activities	(1,652)	(748)	(904)

Operating activities. The increase in cash generated from operating activities was primarily attributable to higher net income during the nine months ended September 30, 2017 as compared to the same period in 2016. Trade accounts receivable increased to $2,889 million at September 30, 2017 from $2,556 million at December 31, 2016. Unbilled accounts receivable increased to $403 million at September 30, 2017 from $349 million at December 31, 2016. The increase in trade accounts receivable and unbilled receivables as of September 30, 2017 as compared to December 31, 2016 was primarily due to increased revenues.

We monitor turnover, aging and the collection of accounts receivable by customer. Our days sales outstanding calculation includes billed and unbilled accounts receivable, net of allowance for doubtful accounts, reduced by the uncollected portion of our deferred revenue. Our days sales outstanding as of September 30, 2017 was 74 days, higher as compared to 72 days as of December 31, 2016, and lower as compared to 75 days as of September 30, 2016.

Investing activities. The decrease in cash used in investing activities in the 2017 period is primarily related to lower net investment purchases in the 2017 period as compared to the same period in 2016, partially offset by lower payments for acquisitions in the 2017 period.

Financing activities. The increase in cash used in financing activities in the 2017 period is primarily attributable to repurchases of common stock under the ASR and dividend payments, partially offset by lower net repayments under the revolving credit facility in 2017 as compared to the same period in 2016.

In 2014, we entered into a credit agreement with a commercial bank syndicate, or, as amended, the Credit Agreement, providing for a $1,000 million unsecured term loan and a $750 million revolving credit facility. The term loan was used to pay a portion of the cash consideration in connection with our acquisition of TZ US Parent, Inc., or TriZetto. The revolving credit facility is available for general corporate purposes. The term loan and the revolving credit facility both mature in November 2019. As of September 30, 2017, we had $825 million outstanding under the term loan and no outstanding notes under the revolving credit facility.

The Credit Agreement contains certain negative covenants, including limitations on liens, mergers, consolidations and acquisitions, subsidiary indebtedness and affiliate transactions, as well as certain affirmative covenants. In addition, the Credit Agreement requires us to maintain a debt to total stockholders' equity ratio not in excess of 0.40 to 1.00. As of September 30, 2017, we were in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of September 30, 2017 and through the date of this filing.
We have initiated a plan to return $3.4 billion to stockholders by the end of 2018 through a combination of stock repurchases and cash dividends. As part of this plan, in 2017, we repurchased $1.5 billion of our Class A common stock under the ASR and paid quarterly cash dividends totaling $179 million. The up-front payments related to the ASR were funded with cash on hand in the U.S. and borrowings under the revolving credit facility. We intend to repurchase an additional $1.2 billion of shares by the end of 2018. Stock repurchases may be made from time to time through open-market purchases and through the use of Rule 10b5-1 plans and/or by other means.
Our Board of Directors intends to continue to review the capital return plan, considering our financial performance, economic outlook, regulatory changes and any other relevant factors. The Board of Directors’ determinations regarding share repurchases and dividends will depend on a variety of factors, including our net income, cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions, as well as economic conditions and expected future financial results. As these factors may change over time, the amount of stock repurchase activity and actual amount of dividends declared by our Board of Directors, if any, during any particular period cannot be predicted and may fluctuate from time to time. There can be no guarantee that we will achieve the objective of our announced capital return plan in the amounts or on the expected time frame that we have indicated, or at all.
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

Many of our operations are conducted outside the United States and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of September 30, 2017, $4,336 million of our cash, cash equivalents and short-term investments were held outside the United States. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows and cash balances. We utilize certain strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to income taxes in the United States, less applicable foreign tax credits. We intend to indefinitely reinvest these funds outside the United States and our current plans do not demonstrate a need to repatriate these amounts to fund our liquidity needs in the United States. In reaching this conclusion, we considered our capital needs in the United States, the available sources of liquidity in the United States and our growth plans outside the United States. However, future events may occur, such as material changes in cash estimates, discretionary transactions, including corporate restructurings, and changes in applicable laws, which may lead us to repatriate foreign earnings. This may result in an additional provision for income taxes, which could materially affect our future effective income tax rate. Due to the various methods by which such earnings could be repatriated in the future, it is not currently practicable to determine the amount of applicable taxes that would result from such repatriation.
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
We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the FCPA and other applicable laws. In September 2016, we voluntarily notified the DOJ and SEC and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. There were no adjustments recorded during the nine months ended September 30, 2017. See Note 12 to our unaudited condensed consolidated financial statements.

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Under a stipulation filed by the parties on February 23, 2017, defendants filed motions to dismiss the consolidated amended complaint on June 6, 2017, plaintiffs filed an opposition brief on July 21, 2017 responding to defendants’ motions to dismiss, and defendants filed reply briefs in further support of their motions to dismiss on September 5, 2017. On September 5, 2017, we also filed a motion to strike certain allegations in the consolidated amended complaint, plaintiffs filed an opposition to the motion to strike on October 2, 2017, and on October 10, 2017, we filed a reply brief in further support of the motion to strike.

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

The Company has indemnification and expense advancement obligations pursuant to its Bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the ongoing internal investigation, the Company has received requests under such indemnification agreements and its Bylaws to provide advances of funds for legal fees and other expenses, and expects additional requests in connection with the investigation and related litigation. The Company has not recorded any liability for these matters as of September 30, 2017 as it cannot estimate the ultimate outcome at this time but has expensed advances made through September 30, 2017. The Company has maintained directors and officers insurance, from which a portion of these expenses may be recoverable, though we have not recorded an insurance receivable as of September 30, 2017. We are unable to make a reliable estimate of the eventual cash flows by period related to the indemnification agreements described here.

Foreign Currency Risk

Overall, we believe that we have limited revenue risk resulting from movement in foreign currency exchange rates as 77.4% of our revenues for the nine months ended September 30, 2017 were generated from customers located in North America. Revenues from our customers in the United Kingdom, Rest of Europe and Rest of World represented 7.9%, 8.2% and 6.5%, respectively, of our 2017 revenues. Accordingly, our operating results outside the United States may be affected by fluctuations in the exchange rates, primarily the British pound and the Euro, as compared to the U.S. dollar. In particular, the results of the Brexit Referendum and its effect on the British pound may subject us to increased volatility in foreign currency exchange rate movements.

A portion of our costs in India, representing approximately 22.7% of our global operating costs for the nine months ended September 30, 2017, are denominated in the Indian rupee and are subject to foreign exchange rate fluctuations. These foreign currency exchange rate fluctuations have an impact on our results of operations. In addition, a portion of our balance sheet is exposed to foreign currency exchange rate fluctuations, which may result in non-operating foreign currency exchange gains or losses upon remeasurement. For the nine months ended September 30, 2017, we reported foreign currency exchange gains, exclusive of hedging gains or losses, of $57 million, which were primarily attributed to the remeasurement of the Indian rupee denominated net monetary assets in our U.S. dollar functional currency India subsidiaries as well as the remeasurement of other net monetary assets denominated in currencies other than the functional currencies of our subsidiaries. On an ongoing basis, we manage a portion of this risk by limiting our net monetary asset exposure to certain currencies, primarily the Indian rupee, in our foreign subsidiaries.
We entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Our Indian subsidiaries, collectively referred to as Cognizant India, convert U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These foreign exchange forward contracts to buy Indian rupees and sell U.S. dollars are intended to partially offset the impact of movement of exchange rates on future operating costs. For the nine months ended September 30, 2017, we reported gains of $89 million on contracts that settled during this period. As of September 30, 2017, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2017	$360	71.5
2018	1,140	73.0
2019	525	69.6
Total	$2,025	71.8

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets and liabilities. We entered into a series of foreign exchange forward contracts scheduled to mature in 2017 and 2018 which are used to hedge our foreign currency denominated net monetary assets and liabilities. At September 30, 2017, the notional value of the outstanding contracts was $273 million and the related fair value was an asset of $2 million. During the nine months ended September 30, 2017, inclusive of $16 million of losses on these undesignated balance sheet hedges, we reported net foreign currency exchange gains of $41 million.

Off-Balance Sheet Arrangements

Other than our foreign exchange forward contracts, there were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in the nine months ended September 30, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Effects of Inflation

Our most significant costs are the salaries and related benefits for our programming staff and other professionals. In certain regions, competition for professionals with advanced technical skills necessary to perform our services has caused wages to increase at a rate greater than the general rate of inflation. As with other service providers in our industry, we must adequately anticipate wage increases, particularly on our fixed-price contracts. Historically, we have experienced increases in compensation and benefits costs in India; however, this has not had a material impact on our results of operations as we have been able to absorb such cost increases through cost management strategies such as managing discretionary costs, mix of professional staff and utilization levels and achieving other operating efficiencies. There can be no assurance that we will be able to offset such cost increases in the future.

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

•
The factors set forth in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and “Part II, Item 1.A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of certain Indian rupee denominated payments in India. Cognizant India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. As of September 30, 2017, the notional value and weighted average contract rates of these contracts were as follows:

	Notional Value (in millions)	Weighted Average Contract Rate (Indian rupee to U.S. dollar)
2017	$360	71.5
2018	1,140	73.0
2019	525	69.6
Total	$2,025	71.8

As of September 30, 2017, the net unrealized gain on our outstanding foreign exchange forward contracts designated as cash flow hedges was $127 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2017, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $207 million.

Our foreign subsidiaries are exposed to foreign currency exchange rate risk for transactions denominated in currencies other than the functional currency of the respective subsidiary. We also use foreign exchange forward contracts to hedge balance sheet exposure to certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. These contracts are not designated as hedges and are intended to offset the foreign currency exchange gains or losses upon remeasurement of these net monetary assets and liabilities. We entered into a series of foreign exchange forward contracts scheduled to mature in 2017 and 2018 which are used to hedge our foreign currency denominated net monetary assets and liabilities. At September 30, 2017, the notional value of the outstanding contracts was $273 million and the related fair value was an asset of $2 million. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2017, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $18 million.

Our Credit Agreement provides for a $1,000 million unsecured term loan and a $750 million unsecured revolving credit facility. The term loan and the revolving credit facility both mature on November 20, 2019. As of September 30, 2017, we had $825 million outstanding under the term loan and no outstanding loans under the revolving credit facility. The Credit Agreement requires interest to be paid at either the base rate or the Eurocurrency rate, plus a margin. The margin over the base rate is 0.00%, and the margin over the Eurocurrency rate ranges from 0.75% to 1.125%, depending on our debt ratings (or, if we have not received debt ratings, from 0.875% to 1.00%, depending on our debt to total stockholders' equity ratio). Thus, our debt exposes us to market risk from changes in interest rates. We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A 10% change in interest rates, with all other variables held constant, would have resulted in a 4.5% change to our reported interest expense for the nine months ended September 30, 2017.

We typically invest in highly-rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade with the objective of minimizing the potential risk of principal loss. We may sell our trading and available-for-sale investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. As of September 30, 2017, our short-term and long-term investments were $3,136 million and $262 million, respectively. Our investment portfolio is comprised primarily of time deposits, mutual funds invested in fixed income securities, Indian rupee denominated commercial paper, Indian rupee denominated international corporate bonds and government debt securities, U.S. dollar denominated corporate bonds, municipal bonds, certificates of deposit, commercial paper, debt issuances by the U.S. government, U.S. government agencies, foreign governments and supranational entities and asset-backed securities. The asset-backed securities included securities backed by auto loans, credit card receivables, and other receivables. Our long-term investments are comprised of held-to-maturity corporate and other debt securities as well as equity and cost method investments.

In addition, our cash, cash equivalents and short-term investments are subject to market risk from changes in interest rates. As of September 30, 2017, a 10% change in interest rates, with all other variables held constant, would result in a change in the fair value of our available-for-sale investment securities of approximately $5 million.

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
Material Weakness
Based on the results of the internal investigation to date and remedial actions taken through September 30, 2017, we concluded a material weakness that existed at December 31, 2016 continued to exist as of September 30, 2017 as we did not maintain an effective internal control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain an effective tone at the top as certain members of senior management may have participated in or failed to take action to prevent the making of potentially improper payments by either overriding or failing to enforce the controls established by the Company relating to real estate and procurement principally in connection with permits for certain facilities in India.

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
Changes to internal controls over financial reporting need to operate for a period of time in order for management to evaluate and test whether the internal control changes are effective. We are evaluating the effectiveness of certain changes to our internal controls over financial reporting implemented to directly address the material weakness.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2017.
Based on the evaluation of the design and effectiveness of our disclosure controls and procedures, and as a result of the material weakness described above, our chief executive officer and chief financial officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting

Other than described in “Remediation” above, there were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are conducting an internal investigation focused on whether certain payments relating to Company-owned facilities in India were made improperly and in possible violation of the U.S. Foreign Corrupt Practices Act, or FCPA and other applicable laws. In September 2016, we voluntarily notified the U.S. Department of Justice, or DOJ, and Securities and Exchange Commission, or SEC, and are cooperating fully with both agencies. The investigation is being conducted under the oversight of the Audit Committee, with the assistance of outside counsel. To date, the investigation has identified a total of approximately $6 million in payments made between 2010 and 2015 that may have been improper. The investigation is also examining various other payments made in small amounts in India and elsewhere that may not have complied with Company policy or applicable law. Based on the results of the investigation to date, no material adjustments, restatements or other revisions to our previously issued financial statements are required.

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Under a stipulation filed by the parties on February 23, 2017, defendants filed motions to dismiss the consolidated amended complaint on June 6, 2017, plaintiffs filed an opposition brief on July 21, 2017 responding to defendants’ motions to dismiss, and defendants filed reply briefs in further support of their motions to dismiss on September 5, 2017. On September 5, 2017, we also filed a motion to strike certain allegations in the consolidated amended complaint, plaintiffs filed an opposition to the motion to strike on October 2, 2017, and on October 10, 2017, we filed a reply brief in further support of the motion to strike.

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

Item 1A. Risk Factors

The risk factors disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 1, 2017 continue to apply to our business.

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

On October 5, 2016, October 27, 2016, and November 18, 2016, three putative securities class action complaints were filed in the United States District Court for the District of New Jersey, naming us and certain of our current and former officers as defendants. In an order dated February 3, 2017, the United States District Court for the District of New Jersey consolidated the three putative securities class actions into a single action and appointed lead plaintiffs and lead counsel. On April 7, 2017, the lead plaintiffs filed a consolidated amended complaint on behalf of a putative class of stockholders who purchased our common stock during the period between February 27, 2015 and September 29, 2016, naming us and certain of our current and former officers as defendants and alleging violations of the Exchange Act, based on allegedly false or misleading statements related to potential violations of the FCPA, our business, prospects and operations, and the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures. The lead plaintiffs seek an award of compensatory damages, among other relief, and their reasonable costs and expenses, including attorneys’ fees. Under a stipulation filed by the parties on February 23, 2017, defendants filed motions to dismiss the consolidated amended complaint on June 6, 2017, plaintiffs filed an opposition brief on July 21, 2017 responding to defendants’ motions to dismiss, and defendants filed reply briefs in further support of their motions to dismiss on September 5, 2017. On September 5, 2017, we also filed a motion to strike certain allegations in the consolidated amended complaint, plaintiffs filed an opposition to the motion to strike on October 2, 2017, and on October 10, 2017, we filed a reply brief in further support of the motion to strike.

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
In March 2017, we entered into accelerated share repurchase agreements, referred to collectively as the ASR, with certain financial institutions under our stock repurchase program. Under the terms of the ASR and in exchange for up-front payments of $1.5 billion, the financial institutions initially delivered 21.5 million shares. In August 2017, upon the final settlement of the ASR, we received an additional 2.2 million shares based on the final volume-weighted average price of the Company's Class A common stock during the purchase period less the negotiated discount.
As of September 30, 2017, the remaining available balance under the Board of Directors' authorized stock repurchase program was $2.0 billion.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2017 - July 31, 2017
Open market and privately negotiated purchases	—	$—	—	$2,000
August 1, 2017 - August 31, 2017
Open market and privately negotiated purchases	—	—	—
March 2017 ASR	2,219,349	(a)	2,219,349	2,000
September 1, 2017 - September 30, 2017
Open market and privately negotiated purchases	—	—	—	2,000
Total	2,219,349	$—	2,219,349
______________

(a)
In March 2017, the Company entered into an ASR to purchase up to $1.5 billion of the Company's Class A common stock. In August 2017, the purchase period for the ASR ended and an additional 2.2 million shares were delivered. In total, 23.7 million shares were delivered under the ASR at an average repurchase price of $63.19.

During the three months ended September 30, 2017, we purchased shares in connection with our stock-based compensation plans, whereby shares of our common stock were tendered by employees for payment of applicable statutory tax withholdings. We also repurchased a limited number of shares from employees at the repurchase date market price. Combined, for the three months ended September 30, 2017, such repurchases totaled 204,432 shares at an aggregate cost of $13 million.

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

Cognizant Technology Solutions Corporation

Date:	November 1, 2017	By:	/s/ Francisco D’Souza
Francisco D’Souza,
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2017	By:	/s/ Karen McLoughlin
Karen McLoughlin,
Chief Financial Officer
(Principal Financial Officer)